Form 10QSB
period 2007-12-31
R&R ACQUISITION VI, INC
filed 2008-02-12
CIK 1368514

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: December 31, 2007

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

State the number of shares outstanding of issuer’s common equity as of the last practicable date: As of February 12, 2008, there were 2,500,000 shares of common stock outstanding.

Transactional Small Business Disclosure Format (Check One): Yes [ ] No [X]

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ].

R&R Acquisition VI, Inc.
(A Development Stage Company)

- INDEX -

PART I - FINANCIAL INFORMATION
		Page
ITEM 1.	FINANCIAL STATEMENTS

	Condensed Balance Sheet as of December 31, 2007 (unaudited)	2

	Condensed Statements of Operations for the Three and Six Months
	Ended December 31, 2007 and December 31, 2006 and the period
	from June 2, 2006 (Date of Inception) to December 31, 2007 (unaudited)	3

	Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the period
	from June 2, 2006 (Date of Inception) to December 31, 2007 (unaudited)	4

	Condensed Statements of Cash Flows for the Six Months Ended
	December 31, 2007 and December 31, 2006 and the period from
	June 2, 2006 (Date of Inception) to December 31, 2007 (unaudited)	5

	NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
	PLAN OF OPERATION	10

ITEM 3A(T). CONTROLS AND PROCEDURES		12

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS		12
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS		12
ITEM 3. DEFAULTS UPON SENIOR SECURITIES		12
ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS		12
ITEM 5. OTHER INFORMATION		12
ITEM 6. EXHIBITS		13
SIGNATURES		14

FORWARD-LOOKING STATEMENTS

     Certain statements made in this Quarterly Report on Form 10-QSB are “forward-looking statements” regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to R&R Acquisition VI, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

R&R Acquisition VI, Inc
(A Development Stage Company)
CONDENSED BALANCE SHEET
December 31, 2007
(unaudited)

ASSETS

Current Assets
Cash and cash equivalents (TOTAL ASSETS)	$8,787

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued expenses	$8,409
TOTAL CURRENT LIABILITIES	8,409

Commitments and Contingencies	-

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value; 10,000,000
shares authorized, none issued and outstanding	-
Common stock, $.0001 par value; 75,000,000
shares authorized, 2,500,000 issued and outstanding	250
Additional paid-in capital	59,500
Deficit accumulated during the development period	(59,372)

TOTAL STOCKHOLDERS' EQUITY	378

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,787

The accompanying notes are an integral part of these unaudited condensed financial statements.

R&R Acquisition VI, Inc
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

					For the period from
	Three Months Ended		Six Months Ended		June 2, 2006
	December 31,		December 31,		(Date of Inception)
					to December 31,
	2007	2006	2007	2006	2007
Expenses
Professional fees	$4,000	$2,000	$8,250	$14,500	$50,750
Printing and filing fees	1,922	2,980	2,972	4,620	8,707
Total operating expenses	5,922	4,980	11,222	19,120	59,457
Interest Income	4	10	20	20	85
Net Loss	$(5,918)	$(4,970)	$(11,202)	$(19,100)	$(59,372)

Weighted average number of
common shares	2,500,000	2,500,000	2,500,000	2,500,000
Net loss per share:
basic and diluted common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

R&R ACQUISITION VI, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period from June 2, 2006 (Date of Inception) to December 31, 2007

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity
Balance at June 2, 2006 (inception)	-	$-	$-	$-	$-
Common shares issued	2,500,000	250			250
Contributed capital	-	-	40,000	-	40,000
Net loss	-	-	-	(18,483)	(18,483)
Balance at June 30, 2006 (Audited)	2,500,000	250	40,000	(18,483)	21,767
Contributed capital	-	-	12,500		12,500
Net loss	-	-	-	(29,687)	(29,687)
Balance at June 30, 2007 (Audited)	2,500,000	250	52,500	(48,170)	4,580
Contributed capital	-	-	7,000		7,000
Net loss	-	-	-	(11,202)	(11,202)
Balance at December 31, 2007
(Unaudited)	2,500,000	$250	$59,500	$(59,372)	378

The accompanying notes are an integral part of these unaudited condensed financial statements.

R&R Acquisition VI, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

			For the period
			from
			June 2, 2006
	Six Months Ended		(Date of
	December 31,		Inception)
			to December 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss	$(11,202)	$(19,100)	$(59,372)
Changes in operating assets and liabilities
(Decrease) increase in accrued expenses	(1,663)	(134)	8,409

NET CASH USED IN OPERATING ACTIVITIES	(12,865)	(19,234)	(50,963)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	250
Contributed capital	7,000	2,500	59,500
NET CASH PROVIDED BY FINANCING
ACTIVITIES	7,000	2,500	59,750

NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS	(5,865)	(16,734)	8,787

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	14,652	25,767	-

CASH AND CASH EQUIVALENTS AT END OF
PERIOD	$8,787	$9,033	$8,787

SUPPLEMENTAL DISCLOSURE OF CASH
FLOWS INFORMATION

Interest paid	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

R&R Acquisition VI, Inc.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2007
(unaudited)

NOTE 1 – Organization, Business and Operations

R&R ACQUISITION VI, INC. (the "Company") was incorporated in Delaware with the objective to acquire, or merge with, an operating business. On June 2, 2006, the Company sold 2,500,000 shares of common stock for $250. As of December 31, 2007, the Company had not yet commenced any operations.

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

NOTE 2 - Basis of Presentation

The condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows not misleading as of December 31, 2007. The results of operations for the three and six months ended December 31, 2007, are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2007.

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

Fair Value of Financial Instruments - Pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," we are required to estimate the fair value of all financial instruments included on our balance sheet as of December 31, 2007. We consider the carrying value of accrued expenses in the financial statements to approximate their face value.

Statements of Cash Flows - For purposes of the statements of cash flows we consider all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

R&R Acquisition VI, Inc.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2007
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

At December 31, 2007, the Company has a net operating loss carry forward of approximately $59,372 which will expire in 2026. Based on the fact that the Company has not generated revenues since inception, the deferred tax asset of approximately $23,700 has been offset by a full valuation allowance.

Period From
June 2, 2006
(inception) to
December 31,
2007
Statutory federal tax rate	34%
Tax benefit computed at statutory rate	$(20,600)
State income tax benefit, net of federal effect	(3,100)
Change in valuation allowance	22,900
Other temporary differences	800
Total	$-

NOTE 5 – New Accounting Pronouncements

FASB 141(revised 2007) – Business Combinations

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting—the acquisition method—to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.

This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to: (a) The formation of a joint venture, (b) The acquisition of an asset or a group of assets that does not constitute a business,

R&R Acquisition VI, Inc.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2007
(unaudited)

NOTE 5 - New Accounting Pronouncements (continued):

(c) A combination between entities or businesses under common control, (d) A combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 160 – Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51

In December 2007, the FASB issued FASB Statement No. 160 - Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance.

This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity.

A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (a) The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (b) The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (c) Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions, (d) When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, (e) Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

R&R Acquisition VI, Inc.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2007
(unaudited)

NOTE 5 - New Accounting Pronouncements (continued):

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

NOTE 6 – STOCKHOLDERS’ EQUITY

During the quarter ended December 31, 2007, a stockholder contributed $7,000 to the Company.

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

Continuing Operating Expenses For The Three Months Ended December 31, 2007 Compared To The Three Months Ended December 31, 2006

We currently do not have any business operations and have no revenues since our inception date. Total expenses for the three months ended December 31, 2007 and 2006 were $5,922 and $4,980, respectively. These expenses primarily constituted professional fees.

Continuing Operating Expenses For The Six Months Ended December 31, 2007 Compared To The Six Months Ended December 31, 2006

We currently do not have any business operations and have no revenues since our inception date. Total expenses for the six months ended December 31, 2007 and 2006 were $11,222 and $19,120, respectively. These expenses primarily constituted professional fees.

Continuing Operational Expenses for the period from June 2, 2006 (Date of Inception) to December 31, 2007

We currently do not have any business operations and have no revenues since our inception date. Total expenses for the period from June 2, 2006 to December 31, 2007 were $59,457. These expenses primarily constituted professional fees.

Liquidity and Capital Resources

We do not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans from our present stockholders or management and there can be no assurances that our present stockholders or management will make any loans to us or on acceptable terms. At December 31, 2007, we had cash of $8,787 and working capital of $378.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of December 31, 2007.

ITEM 3A(T). CONTROLS AND PROCEDURES

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

           None.

Item 3. Defaults Upon Senior Securities.

           None.

Item 4. Submission of Matters to a Vote of Security Holders.

           None.

Item 5. Other Information.

           None.

Item 6. Exhibits.

Exhibit No.	Description
-------------	----------------

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Principal Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R&R ACQUISITION VI, INC.

Dated: February 12, 2008	/s/ Arnold P. Kling
--------------------------------------------
Arnold P. Kling, President
(Principal Executive Officer)

Dated: February 12, 2008	/s/ Kirk M. Warshaw
--------------------------------------------
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)