Form 10-Q
period 2011-03-31
R&R ACQUISITION VI, INC
filed 2011-05-10
CIK 1368514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended: March 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from __________ to __________

Commission file number: 000-52120

R&R Acquisition VI, Inc.
(Exact name of registrant as specified in its charter)

Delaware	56-2590442
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 2,500,000 shares of the issuer’s common stock, par value $.0001 per share, outstanding as of May 9, 2011.

R&R ACQUISITION VI, INC.
(A Development Stage Company)
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2011

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

ITEM 1. Unaudited Financial Statements

Balance Sheets at March 31, 2011 (Unaudited) and June 30, 2010	2

Statements of Operations for the Three and Nine Months Ended March 31, 2011 and March 31, 2010 and for the period from June 2, 2006 (Date of Inception) to March 31, 2011 (Unaudited)	3

Statement of Changes in Stockholders’ Equity (Deficit) for the period from June 2, 2006 (Date of Inception) to March 31, 2011 (Unaudited)	4

Statements of Cash Flows for the Nine Months Ended March 31, 2011 and March 31, 2010 and for the period from June 2, 2006 (Date of Inception) to March 31, 2011	5

Notes to Financial Statements	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	8

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	10

ITEM 4. CONTROLS AND PROCEDURES	10

PART II OTHER INFORMATION

ITEM 6. EXHIBITS	10

SIGNATURES	11

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

R&R ACQUISITION VI, INC.
(A Development Stage Company)
BALANCE SHEETS
	March 31, 2011 (unaudited)	June 30, 2010
ASSETS
Current Assets
Cash and cash equivalents	$16,192	$12,012
TOTAL ASSETS	$16,192	$12,012
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accrued expenses	$5,818	$12,358
TOTAL CURRENT LIABILITIES	5,818	12,358
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.0001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.0001 par value; 75,000,000 shares authorized, 2,500,000 issued and outstanding	250	250
Additional paid-in capital	138,500	113,000
Deficit accumulated during the development stage	(128,468)	(113,596)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	10,374	(346)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$16,192	$12,012

The accompanying notes are an integral part of these unaudited financial statements.

R&R ACQUISITION VI, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,		For the period from June 2, 2006 (Date of Inception) To
	2011	2010	2011	2010	March 31, 2011
Expenses
Professional fees	$3,850	$4,000	$11,550	$10,500	$108,800
Other operating expenses	1,060	811	3,233	2,457	19,684
Total operating expenses	4,910	4,811	14,783	12,957	128,484
Interest Income	2	1	3	3	108
Net loss	$(4,908)	$(4,810)	$(14,780)	$(12,954)	$(128,376)
Weighted average number of common shares outstanding – basic and diluted	2,500,000	2,500,000	2,500,000	2,500,000
Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited financial statements.

R&R ACQUISITION VI, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY(DEFICIT)
For the Period from June 2, 2006 (Date of Inception) to March 31, 2011
(unaudited)

	Preferred Stock- Par value of $.0001 per share		Common Stock- Par value of $.0001 per share		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)
Common shares issued (inception)	—	$—	2,500,000	$250	$—	$—	$(250)
(June 2, 2006 $0.0001 per share)
Contributed capital, June 8, 2006	—	—	—	—	40,000	—	40,000
Net loss	—	—	—		—	(18,483)	(18,483)
Balance at June 30, 2006 (Audited)	—	—	2,500,000	250	40,000	(18,483)	21,767
Contributed capital	—	—	—	—	12,500	—	12,500
Net loss	—	—	—	—	—	(29,687)	(29,687)
Balance at June 30, 2007 (Audited)	—	—	2,500,000	250	52,500	(48,170)	4,580
Contributed capital	—	—	—	—	7,000	—	7,000
Net loss	—	—	—	—	—	(24,891)	(24,891)
Balance at June 30, 2008 (Audited)	—	—	2,500,000	250	59,500	(73,061)	(13,311)
Contributed capital	—	—	—	—	30,500	—	30,500
Net loss	—	—	—	—	—	(20,009)	(20,009)
Balance at June 30, 2009 (Audited)	—	—	2,500,000	250	90,000	(93,070)	(2,820)
Contributed capital	—	—	—	—	23,000	—	23,000
Net loss	—	—	—	—	—	(20,526)	(20,526)
Balance at June 30, 2010 (Audited)	—	—	2,500,000	250	113,000	(113,596)	(346)
Contributed capital	—	—	—	—	25,500	—	25,500
Net loss	—	—	—	—	—	(14,780)	(14,780)
Balance at March 31, 2011 (Unaudited)	—	—	2,500,000	$250	$138,500	$(128,376)	$10,374

The accompanying notes are an integral part of these unaudited financial statements.

R&R Acquisition VI, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended March 31,		For the period from June 2, 2006 (Date of Inception) to March 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,780)	$(12,954)	$(128,376)
Changes in operating assets and liabilities
Increase (decrease) in accrued expenses	(6,540)	(4,800)	5,818
NET CASH USED IN OPERATING ACTIVITIES	(21,320)	(17,754)	(122,558)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from subscribers of common stock	—	—	250
Contributed capital	25,500	12,000	138,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	25,500	12,000	138,750
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	4,180	(5,754)	16,192
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,012	8,688	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,192	$2,934	$16,192
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Interest paid	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

R&R ACQUISITION VI, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2011
 (unaudited)

NOTE 1 – Organization, Business and Operations

R&R ACQUISITION VI, INC. (the "Company") was incorporated in Delaware with the objective to acquire, or merge with, an operating business.  On June 2, 2006, the Company sold 2,500,000 shares of common stock for $250.  As of March 31, 2011, the Company had not yet commenced any operations.

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

NOTE 2 – Basis of Presentation

The financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows not misleading as of March 31, 2011.  The results of operations for the three and nine months ended March 31, 2011 and 2010, and for the period June 2, 2006 (Date of Inception) to March 31, 2011, are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2010.

NOTE 3 – Summary of Significant Accounting Policies

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

Fair Value of Financial Instruments - We are required to estimate the fair value of all financial instruments included on our balance sheet as of March 31, 2011. We consider the carrying value of accrued expenses in the financial statements to approximate their face value.

Statements of Cash Flows - For purposes of the statements of cash flows we consider all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

R&R ACQUISITION VI, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2011
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

Continuing Operating Expenses For The Three Months Ended March 31, 2011 Compared To The Three Months Ended March 31, 2010

We currently do not have any business operations and have no revenues since inception. Total expenses for the three months ended March 31, 2011 and 2010 were $4,910 and $4,811, respectively. These expenses primarily constituted professional and filing fees, and rent expense.  The increase from 2010 to 2011 is due to higher filing fees.

Continuing Operating Expenses For The Nine Months Ended March 31, 2011 Compared To The Nine Months Ended March 31, 2010

We currently do not have any business operations and have no revenues since inception. Total expenses for the nine months ended March 31, 2011 and 2010 were $14,783 and $12,957, respectively. These expenses primarily constituted professional and filing fees, and rent expense.  The increase from 2010 to 2011 is due to higher professional and filing fees.

Continuing Operating Expenses For The Period From June 2, 2006 (Date of Inception) to March 31, 2011

We currently do not have any business operations and have no revenue since inception.  Total expenses for the period from June 2, 2006 (our inception date) to March 31, 2011 were $128,484.  These expenses primarily constituted professional and filing fees.

Liquidity and Capital Resources

We do not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans from our present stockholders or management and there can be no assurances that our present stockholders or management will make any loans to us or on acceptable terms.  At March 31, 2011, we had cash of $16,192 and working capital of $10,374.

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

Off-Balance Sheet Arrangements

As of March 31, 2011, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS.

Exhibit	Description
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R&R ACQUISITION VI, INC.

Dated: May 10, 2011	/s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Dated: May 10, 2011	/s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)