Form 10-Q
period 2012-03-31
ADMA BIOLOGICS, INC.
filed 2012-05-15
CIK 1368514

         UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-52120

ADMA BIOLOGICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	56-2590442
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

65 Commerce Way Hackensack, New Jersey	07601
(Address of Principal Executive Offices)	(Zip Code)

(201) 478-5552
(Registrant’s Telephone Number, Including Area Code)

_____________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The number of shares outstanding of the issuer’s common stock, as of May 14, 2012 was 4,654,303.

ADMA BIOLOGICS, INC. AND SUBSIDIARY

i

Index

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012 (Unaudited)	December 31, 2011 (Note 1)
ASSETS
Current Assets
Cash and Cash Equivalents	$14,239,828	$87,771
Inventories	1,175,288	1,147,345
Prepaid Expenses	428,461	59,244
Total Current Assets	15,843,577	1,294,360
Property and Equipment at Cost, Net	815,197	860,932

Other Assets

Equity Issuance Costs	-	421,077
Restricted Cash	336,963	336,963
Deposits	12,577	12,577
Total Other Assets	349,540	770,617

TOTAL ASSETS	$17,008,314	$2,925,909

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$508,852	$1,303,414
Accrued Expenses	508,254	526,924
Accrued Interest	-	10,781
Current Portion of Leasehold Improvement Loan	9,951	10,576
Notes Payable – Related Parties	-	450,000
Total Current Liabilities	1,027,057	2,301,695

Deferred Rent Liability	144,238	149,785
Leasehold Improvement Loan	86,663	88,613

TOTAL LIABILITIES	1,257,958	2,540,093

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock - $0.001 par value: 10,000,000 and 8,221,678 shares authorized, 0 and 8,221,678 shares issued and outstanding with a liquidation preference of $0 and $31,959,545 at March 31, 2012 and December 31, 2011, respectively	-	8,222
Common Stock - $0.001 par value: 75,000,000 and 6,500,000 authorized, 4,654,303 and 408,589 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	4,654	409
Additional Paid-In Capital	46,151,031	30,185,200
Accumulated Deficit	(30,405,329)	(29,808,015)
TOTAL STOCKHOLDERS’ EQUITY	15,750,356	385,816
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,008,314	$2,925,909

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011

REVENUES	$4,400	$-

Costs and expenses

Research and development expenses	81,820	246,897

Loss on sale of research and development inventory	-	605,297

Plasma center operating expenses	461,493	376,698

General and administrative expenses	674,589	356,751

TOTAL COSTS AND EXPENSES	1,217,902	1,585,643

LOSS FROM OPERATIONS	(1,213,502)	(1,585,643)

OTHER INCOME (EXPENSE)
Interest income	7,067	640
Interest expense	(8,494)	(316,138)
TOTAL OTHER INCOME (EXPENSE)	(1,427)	(315,498)

LOSS BEFORE INCOME TAXES	(1,214,929)	(1,901,141)

State income tax benefit	617,615	320,765
NET LOSS	$(597,314)	$(1,580,376)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.23)	$(4.50)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	2,648,087	351,535

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY (Unaudited)
For the Three Months Ended March 31, 2012

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance - January 1, 2012	8,221,678	$8,222	408,589	$409	$30,185,200	$(29,808,015)	$385,816

Conversion of preferred shares and accumulated dividends	(8,221,678)	(8,222)	2,364,553	2,364	5,858	-	-

Conversion of notes payable and accrued interest into common stock in private placement			27,369	27	262,713	-	262,740

Common stock sold in private placement, net of expenses			1,800,759	1,801	15,651,059	-	15,652,860

Common stock issued to shell company as part of reverse merger	-	-	53,033	53	(53)	-	-

Stock based compensation	-	-	-	-	46,254	-	46,254

Net loss	-	-	-	-	-	(597,314)	(597,314)

Balance – March 31, 2012	-	$-	4,654,303	$4,654	$46,151,031	$(30,405,329)	$15,750,356

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(597,314)	$(1,580,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45,735	54,900
Loss-on sale of research and development inventory	-	605,297
Stock based compensation	46,254	11,202
Amortization of debt discount and beneficial conversion charge	-	136,913
Changes in operating assets and liabilities:
(Increase) decrease in inventories	(27,943)	131,500
Increase in accounts receivable	-	(73,890)
Increase in prepaid expenses	(369,217)	(13,995)
Decrease in other assets	-	90,000
(Decrease) increase in accounts payable	(794,562)	8,017
(Decrease) increase in accrued expenses	(298,064)	11,342
Increase in accrued interest	1,959	176,548
Decrease in deferred rent liability	(5,547)	(2,577)
Net cash used in operating activities	(1,998,699)	(445,119)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of note payable conversion	17,287,288	-
Proceeds from convertible notes payable	-	300,000
Payment of equity issuance costs	(933,957)	-
Payments on notes payable	(200,000)	-
Payments of leasehold improvement loan	(2,575)	(2,354)
Net cash provided by financing activities	16,150,756	297,646
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,152,057	(147,473)
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	87,771	228,970
CASH AND CASH EQUIVALENTS – END OF PERIOD	$14,239,828	$81,497
Cash paid for interest	$3,820	$2,677
Supplemental Disclosure of Noncash Financing Activities:
Conversion of notes payable and accrued interest into common stock	$262,740	$-
Reclassification of equity issuance costs to additional paid-in capital	$421,077	$-
Accrued equity issuance costs	$279,394	$-
Stock issued to shell company	$53	$-

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

1.	ORGANIZATION AND BUSINESS

ADMA Biologics, Inc. (“ADMA” or the “Company”) develops and commercializes human plasma and plasma-derived therapeutics. The Company focuses on developing and commercializing plasma-derived human immune globulins. ADMA Biologics, Inc. was founded in 2004 and is based in Hackensack, New Jersey.  In addition, ADMA operates ADMA BioCenters of Georgia. This wholly-owned subsidiary is a Delaware corporation that was formed on April 3, 2008.  ADMA BioCenters of Georgia is an FDA-licensed source plasma collection facility located in Norcross, GA.

The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future.  The Company has needed to raise capital from the sales of its securities to sustain operations.

On February 13, 2012, R&R Acquisition VI, Inc., a Delaware corporation (“ParentCo” or the “Registrant”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among ParentCo, ADMA Biologics, Inc., a privately-held Delaware corporation (“Former ADMA”), and ADMA Acquisition Sub, Inc., a Delaware corporation and wholly-owned subsidiary of ParentCo (“Acquisition Sub”).  Upon the closing of the merger transaction contemplated under the Merger Agreement (the “Merger”), Acquisition Sub was merged with and into Former ADMA, and Former ADMA, as the surviving corporation in the Merger, became a wholly-owned subsidiary of ParentCo.  ParentCo’s corporate name was changed to ADMA Biologics, Inc. and the name of Former ADMA was changed to ADMA Plasma Biologics, Inc.  Prior to the transactions contemplated by the Merger Agreement with Former ADMA, there were no material relationships between ParentCo and Former ADMA, or any of their respective affiliates, directors or officers, or any associates of their respective directors or officers.  For accounting purposes, the Merger was accounted for as a reverse acquisition, with Former ADMA as the accounting acquiror (legal acquiree) and ParentCo as the accounting acquiree (legal acquiror).  Consequently, the historical financial information of Former ADMA became the historical financial information of ParentCo.

In February 2012, the Company completed a private placement (the “2012 Financing”) to raise gross proceeds of $17.3 million in cash in connection with, and immediately prior to the closing of the Merger.  In the 2012 Financing, Former ADMA issued 1,828,128 shares of former ADMA’s common stock at a price per share of $9.60 to accredited investors pursuant to a securities purchase agreement dated February 13, 2012 (the “Securities Purchase Agreement”).  In lieu of repayment of senior secured promissory notes in the aggregate principal amount of $250,000 (plus $12,740 in accrued interest), the aggregate amount of unpaid principal and interest on the notes was invested by the holders of such notes in the 2012 Financing in exchange for shares of Former ADMA’s common stock.  Immediately prior to the Merger, (i) 3,386,454 shares of Series A Preferred Stock of Former ADMA were converted into 11,243,748 shares of Former ADMA’s common stock after giving effect to cumulative anti-dilution adjustments and accrued dividends, and 4,835,224 shares of Former ADMA’s Series A Preferred Stock issued in December 2011 upon the conversion of convertible notes were converted into an equal number of shares of Former ADMA’s common stock and (ii) the shares of common stock of Former ADMA were reverse split at a ratio of 1-for-6.8 (the “Reverse Split”). All of the then issued and outstanding shares of Former ADMA’s common stock, including the common stock issued in the 2012 Financing and including the shares of Former ADMA’s Series A Preferred Stock, which were converted into Former ADMA’s common stock immediately prior to and as part of the Merger, were automatically exchanged into 4,601,270 shares of ParentCo’s common stock, par value $0.0001 per share (the “Common Stock”), at a 1:1 exchange ratio.  All warrants, options and other rights to purchase or acquire shares of Former ADMA’s common stock outstanding immediately prior to the Merger, including the warrants issued to the placement agent in the 2012 Financing (the “Placement Agent Warrants”) and including the additional options granted to Adam S. Grossman, CEO, under his new employment agreement, were converted into warrants, options or other rights, as the case may be, to purchase an aggregate of 383,380 shares of Common Stock at the same exercise prices; and 2,446,967 of the 2,500,000 shares of Common Stock held by the stockholders of ParentCo immediately prior to the Merger were canceled such that these stockholders now hold 53,033 shares of Common Stock, not including the 87,865 shares issuable upon exercise of the Placement Agent Warrants, held by an affiliate of one of such stockholders.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

The net cash proceeds from the 2012 Financing, after the payment of all expenses related to the 2012 Financing and the Merger, including legal, printing and travel expense, the Placement Agent’s cash fee and expense reimbursement and miscellaneous, are approximately $15.7 million, not including in such proceeds the senior secured promissory notes that were satisfied in exchange for shares of Former ADMA’s common stock in the 2012 Financing.  Based upon the Company’s projected revenue and expenditures for 2012 and 2013, management currently believes that the net proceeds of the February 2012 private placement, together with its previously-existing cash, will be sufficient to enable the Company to fund its operating expenses, research and development expenses and capital expenditures through the third quarter of 2013.  Because the Company does not anticipate receiving Food and Drug Administration (“FDA”) approval for RI-001, its lead product candidate, until at the earliest, the second quarter of 2015, if at all, and would therefore not be able to generate revenues from the commercialization of RI-001 until after that date, the Company will have to raise additional capital prior to the third quarter of 2013 to continue product development and operations.  The Company is unable to predict with reasonable certainty when it will generate revenues from the commercialization of RI-001, and therefore, how much additional capital it will need to raise prior to the third quarter of 2013.  Furthermore, if the Company’s assumptions underlying its estimated expenses and revenues prove to be wrong, it may have to raise additional capital sooner than anticipated.  There can be no assurance that such funds, if available at all, can be obtained on terms acceptable to the Company.  Due to numerous risks and uncertainties associated with the research, development and future commercialization of its product candidate, the Company is unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with its anticipated clinical trials and development activities.  The Company’s current estimates may be subject to change as circumstances regarding requirements further develop. The Company may decide to raise capital through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements.  The Company does not have any existing commitments for future external funding.  The Company may seek to sell additional equity or debt securities or obtain a bank credit facility.  The sale of additional equity or debt securities, if convertible, could result in dilution to the Company’s stockholders.  The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict its operations.

Additional equity or debt financing, grants, or corporate collaboration and potential licensing arrangements may not be available on acceptable terms, if at all.  If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate the Company’s research and development programs, reduce the Company’s planned clinical trials and inhibit potential commercialization efforts of the Company’s lead product candidate.  The Company may be required to obtain loans or raise additional funds to meet long-term obligations and continue operations. There can be no assurance that such funds, if available at all, can be obtained on terms acceptable to the Company.  As of March 31, 2012, the Company had $14.2 million in cash and cash equivalents.

There can be no assurance that the Company's research and development will be successfully completed or that any product will be approved or commercially viable. The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with the FDA and other governmental regulations and approval requirements.

Prior to the last quarter of 2011, ADMA was a development stage company. ADMA’s primary focus since 2004 has been conducting research and development of human plasma-derived products for the treatment of specific disease states.  The plasma collection center in Georgia was formed in 2008 as a complementary business operation.  ADMA transitioned to an operating company from the development stage during the fourth quarter of 2011 when it began to generate revenues from this business segment.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation
The accompanying condensed consolidated financial statements include the accounts of ADMA Biologics, Inc. and its wholly-owned subsidiary ADMA Biologics Centers of Georgia. All significant intercompany transactions and balances have been eliminated in consolidation.

The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) which in the opinion of management are necessary to present fairly the consolidated financial position of the Company as of March 31, 2012 and its results of operations and cash flows for the three months ended March 31, 2012 and 2011.  The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.  These interim financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Form 8-K/A filed with the SEC on April 24, 2012.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, in accordance with the rules and regulations of the Securities and Exchange Commission for interim reporting.  Pursuant to such rules and regulations, certain information and footnote disclosures normally included in complete annual financial statements have been condensed or omitted.

Inventories
Plasma inventories (both plasma intended for resale and plasma intended for internal use in the Company's research and development activities) are carried at the lower of cost or market value determined on the first-in, first-out method.  Physical inventories are conducted at the end of each year and perpetual records are adjusted accordingly.  Once the research and development plasma is processed to a finished good for ongoing trials, it is then expensed to research and development.  Inventory at March 31, 2012 and 2011 consists of raw materials.  Inventory also includes plasma collected at the Company’s FDA licensed plasma collection center.  Certain plasma that had been purchased for use in research and development were sold in March 2011 for net proceeds of $147,781 and the Company recorded a loss of $605,297.  The total amount of inventory sold at book value was $753,078 and the Company received $147,781 in net proceeds from the sale.

Revenue recognition
Revenue from the sale of human plasma collected at the Company’s plasma collection center and plasma-derived medicinal products is recognized at the time of transfer of title and risk of loss to the customer, which usually occurs at the time of shipment.  Revenue is recognized at the time of delivery if the Company retains the risk of loss during shipment.

The plasma inventory of $753,078, which was sold in March 2011 for net proceeds of $147,781, had been purchased from third parties specifically for use in research and development activities.  It had not been collected at the Company’s plasma collection center and sold in the ordinary course of business.  Therefore, the sale was not recorded as revenue with related cost of sales, but was instead recorded as a loss on sale.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

Use of estimates
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates include valuation of inventory, assumptions used in the fair value determination of stock-based compensation and the allowance for the valuation of future tax benefits.

Loss per common share earnings (loss) per share
Net loss per share is determined in accordance with the two-class method.  This method is used for computing basic net loss per share when companies have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company.  Under the two-class method, net loss is allocated between common shares and other participating securities based on their participation rights in both distributed and undistributed earnings.  The Company’s Series A convertible preferred stock are participating securities, since the stockholders are entitled to share in dividends declared by the Board of Directors with the common stock based on their equivalent common shares.

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Because the holders of the Series A convertible preferred stock are not contractually required to share in the Company’s losses, in applying the two-class method to compute basic net loss per common share, no allocation to preferred stock was made for the three months ended March 31, 2012 and 2011.

Diluted net loss per share is calculated by dividing net loss attributable to common stockholders as adjusted for the effect of dilutive securities, if any, by the weighted average number of common stock and dilutive common stock outstanding during the period.  Potential common shares include the shares of common stock issuable upon the exercise of outstanding stock options and a warrant (using the treasury stock method) and the conversion of the shares of Series A convertible preferred stock (using the more dilutive of the (a) as converted method or (b) the two–class method).  Potential common shares in the diluted net loss per share computation are excluded to the extent that they would be anti-dilutive.  No potentially dilutive securities are included in the computation of any diluted per share amounts as the Company reported a net loss for all periods presented.  Potentially dilutive securities that would be issued upon conversion of convertible notes, conversion of Series A convertible preferred stock, and the exercise of outstanding warrants and stock options, were 0.4 million and 1.7 million as of March 31, 2012 and March 31, 2011, respectively.

Stock-based compensation
The Company follows recognized accounting guidance which requires all stock-based payments, including grants of stock options, to be recognized in the Statement of Operations as compensation expense, based on their fair values on the grant date. The estimated fair value of options granted under the Company’s 2007 Employee Stock Option Plan (“Plan”) are recognized as compensation expense over the option-vesting period.

During the three months ended March 31, 2012 options to purchase an aggregate of 212,134 shares of common stock were granted to our President and Chief Executive officer and no options to purchase shares of common stock were granted during the three months ended March 31, 2011.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

3.	NOTES PAYABLE TO SIGNIFICANT STOCKHOLDERS

The Company had issued senior secured convertible promissory notes to significant stockholders pursuant to the terms of Note Purchase Agreements.  The outstanding principal and interest under the notes were due and payable upon the earliest to occur of:  (i) March 31, 2012 (as amended); (ii) the date on which the Company consummates a preferred stock financing in which the gross proceeds to the Company total at least $10,000,000 (“Qualified Financing” as defined in the Notes); and (iii) the occurrence of an Event of Default (as defined in the Notes), the first of these three events to occur was referred to as the “Maturity Date”.  Interest accrued on the outstanding principal at the stated rate and was payable on the Maturity Date.

If all or any of the principal and accrued interest thereon remained outstanding prior to the date of a Qualified Financing, those amounts would automatically convert into shares of the Company’s preferred stock at the lower of (a) the price per share paid by investors in the Qualified Financing or (b) the stated Conversion Price.

Principal of $200,000 plus accrued interest of $3,255 was repaid in January 2012 on the December 2011 notes.  Principal of $250,000 plus accrued interest of $12,740 from the August 2011 notes was converted into 27,369 shares of common stock by the noteholders in the 2012 Financing.

4.	STOCKHOLDERS’ EQUITY

Common stock
The Company was originally organized as an S corporation and issued 100 shares of stock at a par value of $0.01 each. On July 16, 2007, the Company merged into a C corporation and, concurrent with this merger, each of the shares of stock of the terminating S corporation converted into 23,904.38 shares of common stock of the C corporation, resulting in a total of 351,535 shares outstanding. Since the shareholders of the S corporation became the majority shareholders of the C corporation, this was accounted for as a reverse merger.  Accordingly, the pre-merger financial statements of the S corporation have become the historical financial statements of the C corporation.

Upon conversion of the Company from an S corporation to a C corporation, the Company increased its authorized common stock to 6,500,000 shares with a par value of $0.001 per share and authorized 3,400,000 shares of Series A preferred (Series A shares), with a par value of $0.001 per share. On July 17, 2007, the Company completed a private placement and raised gross proceeds of $17,000,000 from the sale of 3,386,454 Series A convertible preferred shares at a sale price of $5.02 per share.

In February 2012, the Company completed the 2012 Financing to raise gross proceeds of $17.3 million in cash in connection with, and immediately prior to the closing of the Merger.  In the 2012 Financing, Former ADMA issued 1,828,128 shares of Former ADMA’s common stock at a price per share of $9.60 to accredited investors pursuant to the Securities Purchase Agreement.  In lieu of repayment of senior secured promissory notes in the aggregate principal amount of $250,000 (plus $12,740 in accrued interest), the aggregate amount of unpaid principal and interest on the notes was invested by the holders of such notes in the 2012 Financing in exchange for shares of Former ADMA’s common stock.  The net cash proceeds from the 2012 Financing, after the payment of all expenses related to the 2012 Financing, approximated $15.7 million.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

On February 13, 2012, ParentCo entered into the Merger Agreement by and among ParentCo, Former ADMA and Acquisition Sub.  Upon the closing of the Merger, Acquisition Sub was merged with and into Former ADMA, and Former ADMA, as the surviving corporation in the Merger, became a wholly-owned subsidiary of ParentCo.  ParentCo’s corporate name was changed to ADMA Biologics, Inc. and the name of Former ADMA was changed to ADMA Plasma Biologics, Inc.  Prior to the transactions contemplated by the Merger Agreement with Former ADMA, there were no material relationships between ParentCo and Former ADMA, or any of their respective affiliates, directors or officers, or any associates of their respective directors or officers.  For accounting purposes, the Merger was accounted for as a reverse acquisition, with Former ADMA as the accounting acquiror (legal acquiree) and ParentCo as the accounting acquiree (legal acquiror).  Consequently, the historical financial information of Former ADMA will become the historical financial information of ParentCo.

Immediately prior to the Merger, (i) 3,386,454 shares of Series A Preferred Stock of Former ADMA were converted into 11,243,748 shares of Former ADMA’s common stock after giving effect to cumulative anti-dilution adjustments and accrued dividends, and 4,835,224 shares of Former ADMA’s Series A Preferred Stock issued in December 2011 upon the conversion of convertible notes were converted into an equal number of shares of Former ADMA’s common stock, and (ii) the shares of common stock of Former ADMA were reverse split at a ratio of 1-for-6.8.  All of the then issued and outstanding shares of Former ADMA’s common stock, including the common stock issued in the 2012 Financing and including the shares of Former ADMA’s Series A Preferred Stock, which were converted into Former ADMA’s common stock immediately prior to and as part of the Merger, were automatically exchanged into 4,601,270 shares of Common Stock at a 1:1 exchange ratio.  All warrants, options and other rights to purchase or acquire shares of Former ADMA’s common stock outstanding immediately prior to the Merger, including the Placement Agent Warrants and including the additional options granted to Adam S. Grossman, CEO, under his new employment agreement, were converted into warrants, options or other rights, as the case may be, to purchase an aggregate of 383,380 shares of Common Stock at the same exercise prices; and 2,446,967 of the 2,500,000 shares of Common Stock held by the stockholders of ParentCo immediately prior to the Merger were canceled such that these stockholders now hold 53,033 shares of Common Stock, not including the 87,865 shares issuable upon exercise of the Placement Agent Warrants, held by an affiliate of one of such stockholders.

Common stock options and warrants
The fair value of employee options granted was determined on the date of grant using the Black-Scholes model. The Black-Scholes option valuation model was developed for use in estimating the fair value of publicly traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Because there is no public market for the Company's stock and very little historical experience with the Company's stock options, a similar publicly traded company was used for comparison and expectations as to assumptions required for fair value computation using the Black-Scholes methodology.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

The Company records compensation expense associated with stock options and other forms of equity compensation using the Black-Scholes option-pricing model and the following assumptions:

Three Months Ended March 31, 2012
Expected Term	6.25 years
Volatility	82%
Dividend yield	0.0%
Risk-free interest rate	1.99%

Guidance for stock-based compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company currently estimates there will be no forfeitures of options.

During the three months ended March 31, 2012 and 2011, the Company recorded stock-based compensation expense to employees of $46,254 and $11,202, respectively.

A summary of the Company’s option and warrant activity under the Plan and related information is as follows:

	Three Months Ended March 31, 2012
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	83,382	$3.33
Forfeited	-	$-
Granted	212,134	$9.60
Outstanding at end of period and expected to vest	295,516	$7.82
Options exercisable	87,764	$3.83
Weighted-average fair value of options granted during the period		$6.85

The weighted average remaining contractual life of stock options outstanding and expected to vest at March 31, 2012 is 6.6 years.  The weighted average remaining contractual life of stock options exercisable at March 31, 2012 is 5.8 years.

As of March 31, 2012, the total compensation expense related to non-vested options not yet recognized totaled $1,404,541.  The weighted-average vesting period over which the total compensation expense related to non-vested options not yet recognized at March 31, 2012 was approximately 3.8 years.

5.	RELATED PARTY TRANSACTIONS

The Company leases an office building and equipment from an entity owned by related parties on a month-to-month basis.  Rent expense amounted to $24,112 for each of the three months ended March 31, 2012 and 2011.

The Company maintains deposits and other accounts at a bank which is less than 5%-owned by related parties and where a stockholder is a member of the Board of Directors of the bank.

6.	SEGMENTS

The Company is engaged in the development and commercialization of human plasma and plasma-derived therapeutics.  The Company also operates an FDA-licensed source plasma collection facility located in Norcross, Georgia.  The Company defines its segments as those business units whose operating results are regularly reviewed by the chief operating decision maker (“CODM”) to analyze performance and allocate resources.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

The plasma collection center segment includes the Company’s operation in Georgia.  The research and development segment includes the Company’s plasma development operations in New Jersey.

Summarized financial information concerning reportable segments is shown in the following table:

Three Months Ended March 31, 2012	Plasma Collection Center	Research and Development		Corporate		Consolidated

Revenues	$4,400	$	---	$	---	$4,400

Loss from operations	(457,093)		(81,820)		(674,589)	(1,213,502)

Other (income) expense	---		---		1,427	1,427

Loss before income taxes	(457,093)		(81,820)		(676,016)	(1,214,929)

Property plant and equipment, net	781,765		24,724		8,708	815,197

Depreciation and amortization expense	40,500		4,200		1,035	45,735

Three Months Ended March 31, 2011

Revenues	$	---	$	---	$	---	$	----

Loss from operations		(376,698)		(852,194)		(356,751)		(1,585,643)

Other (income) expense		---		---		315,498		315,498

Loss before income taxes		(376,698)		(852,194)		(672,249)		(1,901,141)

Depreciation and amortization expense		49,500		4,400		1,000		54,900

The “Corporate” column includes general and administrative overhead expenses.  The column for Research and Development expense includes the loss on sale of research and development inventory.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

Property, plant and equipment, net, included in the “Other” column above includes assets related to corporate and support functions.

7.	SUBSEQUENT EVENTS

On April 4, 2012 there was a grant of 108,808 stock options issued to employees and directors of the Company.

On April 30, 2012, the Board of Directors (the “Board”) of ADMA Biologics, Inc.. appointed Brian Lenz, as the Company’s Vice President and Chief Financial Officer, effective May 1, 2012 (the “Start Date”).  On April 30, 2012, in connection with Mr. Lenz’s appointment as the Company’s Vice President and Chief Financial Officer, the Company entered into an employment agreement with Mr. Lenz (the “Employment Agreement”). Pursuant to the Employment Agreement, Mr. Lenz will serve as the Company’s Vice President and Chief Financial Officer for an initial term of three years, which will extend automatically for additional three-year periods unless appropriate notice is given by one of the parties. Mr. Lenz will receive an annual base salary of $257,500, and will be eligible for annual bonus payments of up to 30% of his base salary, based upon the achievement of certain milestones as established annually by the Company’s Chief Executive Officer and Mr. Lenz.

Pursuant to the Employment Agreement, if a Change in Control (as defined under the Employment Agreement) occurs and the successor to the Company does not assume the Employment Agreement or within 12 months following such Change in Control, Mr. Lenz is terminated Without Cause (as defined under the Employment Agreement) or Mr. Lenz resigns for Good Reason (as defined under the Employment Agreement), Mr. Lenz or his estate, as applicable, will receive his base salary, health insurance benefits and any accrued but unpaid benefits for a period of twelve months and all of his unvested stock options shall immediately become fully vested and exercisable from the date of Mr. Lenz’s termination. If the Company terminates Mr. Lenz as a result of his death, his estate will receive his base salary for sixty (60) days. If the Company terminates Mr. Lenz for Cause (as defined under the Employment Agreement), if Mr. Lenz terminates his employment other than for Good Reason, or if Mr. Lenz’s employment terminates by expiration of the term of the Employment Agreement, Mr. Lenz will receive any salary and benefits earned and unpaid to the date of termination. If the Company terminates Mr. Lenz for reasons other than those stated above or Mr. Lenz terminates his employment for Good Reason, Mr. Lenz will receive his salary and benefits for a period of time ending on the date that is six (6) months from the date of termination, except that such health benefits shall cease upon the earlier to occur of the expiration of such six (6) month period or the date upon which Mr. Lenz begins regular, full-time employment with a third party and is eligible to commence health insurance coverage. The Employment Agreement also contains certain non-compete and non-solicitation provisions effective during the period Mr. Lenz receives termination benefits under the Employment Agreement, if any, as well as standard confidentiality provisions.

Additionally, on May 1, 2012, in connection with his Employment Agreement, Mr. Lenz was issued  options to purchase 66,292 shares of the Company’s common stock at an exercise price of $9.60 per share, which is equal to the fair market value of one share of the Company’s common stock on the date of grant. Such options will vest over a four-year period as follows: an initial 25% of the stock options will become exercisable on the first anniversary of the Start Date; and the remaining stock options will become exercisable in equal monthly installments of the total remaining number of shares covered by the stock options over the following 36 months on the monthly anniversary of the Start Date.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2012 and 2011 and with our Form 8-K/A filed with the Securities and Exchange Commission, or the SEC, on April 24, 2012.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.  The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended or the Exchange Act.  Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements.  These statements are based on the beliefs and assumptions of our management based on information currently available to management.  Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this quarterly report on Form 10-Q and in other documents we file with the SEC.  Furthermore, such forward-looking statements speak only as of the date of this report.  Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

Our mission is to develop and commercialize plasma-derived, human immune globulins targeted at niche patient populations, some with unmet medical needs.  These patient populations include those who may be naturally or medically immunocompromised, the elderly and prematurely born infants.  Human immune globulin is comprised of antibodies - Y-shaped proteins produced by B-cells that are used by the body’s immune system to identify and neutralize foreign objects such as bacteria and viruses.  Intravenous immune globulin (Human), or IGIV, is a plasma-derived product administered intravenously, which contains immune globulins extracted from source plasma in a manufacturing process called Fractionation.

Our lead product candidate, RI-001, is a plasma-derived, polyclonal, Intravenous Immune Globulin with standardized high levels of antibodies against respiratory syncytial virus, or RSV, and we are pursuing an indication for the use of this IGIV product for treatment of primary immunodeficiency disease, or PIDD.  RSV is a very common virus that ordinarily leads to mild, cold-like symptoms in healthy adults and children.  In high-risk groups, such as the immunocompromised, who have immune systems that are suppressed or non-functioning, RSV can lead to a more serious infection and may even cause death.  Polyclonal means that the IGIV contains a wide array of antibodies that are obtained from different B-cell resources.  Polyclonal antibodies are the primary component of IGIV products.  PIDD is a disorder that causes a person’s immune system not to function properly.  PIDD is caused by hereditary or genetic defects and can affect anyone regardless of age or gender.  There are varying types of PIDD ranging from mild to severe cases.

Index

RI-001 was the subject of a Phase II randomized, double-blind, placebo-controlled human clinical trial in RSV-infected, immunocompromised patients.  RI-001 demonstrated it could produce a statistically significant rise in patient RSV titers as compared to placebo, however, because our clinical trials to date have involved a relatively small patient population, their results may not be indicative of future results.  We are currently preparing to conduct a pivotal Phase III clinical trial for RI-001 in order to gain FDA approval of RI-001 for the treatment of patients with PIDD.  The FDA may require additional Phase III trials and Phase IV trials after this planned Phase III trial, and it is possible that the FDA may never grant approval of RI-001 for this or any other indication.

We have been developing RI-001 internally since 2004.  As part of the development process, we have established, qualified and validated its proprietary microneutralization assay, which is the basis for the manufacturing of RI-001.  Our functional assay provides us with the ability to select and screen a wide array of source plasma donors to identify those donors who have an appropriately elevated level of neutralizing RSV antibodies for inclusion in the manufacturing process for RI-001.  We have performed internal analysis on the appropriate titer, or anti-RSV antibody level, that a source plasma donor must have.

Our Product Candidate

RI-001

RI-001 is a plasma-derived, polyclonal, Intravenous Immune Globulin, which also has standardized high levels of antibodies against RSV.  By using our proprietary assay, we are able to identify plasma donors with elevated amounts of RSV antibodies, measure these donors’ plasma RSV levels and formulate RI-001 with standardized high levels of RSV antibodies.  In addition, by using its proprietary assay to monitor RI-001 during manufacturing, we are able to produce RI-001 with consistent lot-to-lot potency.  To our knowledge, at the present time there is no other IGIV product on the market with respect to which the label or manufacturer discloses that it contains standardized high levels of RSV antibodies and that is produced with reported consistent lot-to-lot potency.  We therefore believe that RI-001 will be clearly differentiated from currently marketed IGIV products because of our proprietary methods of selecting and screening plasma donors and the monitoring and testing procedures it employs during manufacturing.  RI-001 is expected to be indicated as a treatment for patients with PIDD.

Background on Primary Immunodeficiency Disease and Respiratory Syncytial Virus

PIDD is a class of inherited disorders characterized by defects in the immune system, due to either a lack of necessary antibodies or a failure of these antibodies to function properly.  According to the World Health Organization, there are over 150 different presentations of PIDD.  Because patients suffering from PIDD lack a properly functioning immune system, they typically receive monthly, outpatient infusions of IGIV therapy.  Without this exogenous antibody immune support, these patients would be susceptible to a wide variety of infectious diseases.  PIDD has an estimated prevalence of 1:1,200 in the United States, or approximately 250,000 people.1

RSV is a common respiratory virus that often presents during the winter months of temperate climates.  Nearly all children will have been infected with RSV by 3 years of age, however, the immune systems of most healthy children prevent significant morbidity and mortality.  Conversely, in patients that are immunocompromised, such as those with PIDD or who have undergone a transplant and may be on immunosuppressive drugs, RSV infection can present significant morbidity and mortality.  As noted in the medical literature, immunocompromised patients historically have had a 5% to 15% rate of RSV infection, and, if left untreated, lower respiratory tract RSV infections in immunocompromised patients can result in a mortality rate of up to 40%.2

______________
1 Journal of Clinical Immunology 2007 Sep; 27(5):497-502. Epub 2007 Jun 19.
2 Sources include: Small et al., 2002; Whimbey et al., 1996; Roghmann et al., 2003; Raboni et al., 2003; Ghosh et al., 2001. Full citations and publications are available upon request.

Index

Financial Operations Overview

Revenue

As of March 31, 2012, we have generated $765,442 of revenue since inception from the sale of human plasma collected at our plasma collection center and plasma-derived medicinal products.  Revenue is recognized at the time of transfer of title and risk of loss to the customer, which usually occurs at the time of shipment; however, revenue is recognized at the time of delivery if the Company retains the risk of loss during shipment.

Research and Development Expense

Research and development, or R&D, expense consists of:   consulting expenses relating to regulatory affairs, quality control and manufacturing, assay development and ongoing testing costs, clinical trial costs and fees, drug product manufacturing including the cost of plasma, plasma storage and transportation costs, as well as wages and benefits for staff directly related to the R&D of RI-001. All R&D is expensed as incurred.

The process of conducting pre-clinical studies and clinical trials necessary to obtain FDA approval is costly and time consuming.  The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, the quality of the product candidate’s early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability.  As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates.  Development timelines, probability of success and development costs vary widely.

General and Administrative Expense

General and administrative, or G&A, expenses consists of rent, maintenance and utilities, insurance, wages, stock-based compensation and benefits for senior management and staff unrelated to R&D, legal fees, accounting and auditing fees, information technology, travel and other expenses related to the general operations of the business.  We expect that our G&A expenses will increase for the remainder of 2012 as a result of our hiring of a Chief Financial Officer and additional staff after becoming a publicly reporting company in February 2012.

Index

Interest Income and Interest Expense

Interest income consists of interest earned on our cash and cash equivalents.  Interest expense consists of interest incurred on our convertible notes up to their automatic conversion into our common stock upon the completion of our private placement in February 2012, as well as the amortization and write-off of deferred financing costs and debt discounts and a charge for the beneficial conversion relating to our convertible notes.

Results of Operations

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Summary table

The following table presents a summary of the changes in the Company’s results of operations for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011.

	Quarter Ended March 31, 2012	Quarter Ended March 31, 2011	Percentage increase/ (decrease)
Revenues	$4,400	-	-
Research and development expenses	$81,820	$246,897	(66.9%)
Loss on sale of research and development inventory	-	$605,297	-
Plasma center operating expenses	$461,493	$376,698	22.5%
General and administrative expenses	$674,589	$356,751	89.1%
Total costs and expenses	$1,217,902	$1,585,643	(23.2%)
Interest income	$7,067	$640	-
Interest expense	$8,494	$316,138	(97.3%)
Loss before income taxes	($1,214,929)	($1,901,141)	(36.1%)
Income tax benefit	$617,615	$320,765	92.5%
Loss before income taxes in plasma collection segment	($461,493)	($376,698)	22.5%
Loss before income taxes attributable to research and development	($81,820)	($852,194)	(90.4%)
Net Loss	($597,314)	($1,580,376)	(62.2%)

Revenue

The Company recorded revenue of $4,400 during the quarter ended March 31, 2012 compared to none for the quarter ended March 31, 2011 from the sale of blood plasma collected in its Food and Drug Administration or FDA approved Georgia-based blood plasma collection center.  The Company has not generated any revenue from its therapeutics/research and development business.

Index

Research and Development Expenses

R&D expenses were $81,820 for the three months ended March 31, 2012, a decrease of $165,077, from $246,897 for the three months ended March 31, 2011.  R&D expenses decreased primarily as a result of lower regulatory, consulting and salary costs during the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011, which costs primarily related to the substantial completion of our Phase II clinical study in 2010.

During the quarter ended March 31, 2012, there was no loss on the sale of R&D inventory as compared to a loss of $605,297 during the quarter ended March 31, 2011 as a result of the disposition of our inventory of high priced, high titer plasma that we previously acquired to conduct research and development for a second product.  We subsequently abandoned this research program and sold the high titer plasma to generate additional funds for operations.  The total amount of inventory sold at book value was $753,078 and we received $147,781 of net proceeds from the sale during the three months ended March 31, 2011.  This plasma, which was sold on a non-recurring basis, had not been collected at our plasma collection facility, but had been purchased from third parties.

Plasma Center Operating Expenses

Plasma center operating expenses were $461,493 for the three months ended March 31, 2012, an increase of $84,795 from $376,698 for the three months ended March 31, 2011.  Plasma center operating expenses consist of general and administrative overhead including rent, maintenance and utilities, wages and benefits for center staff, plasma collection supplies, plasma transportation and storage (off-site) and computer software fees directly related to donor collections.  Plasma center expenses increased as a result of increased donor collections attributed to FDA approval of our plasma center in August 2011.  We expect that as plasma collection increases, our plasma center operating expenses will also increase accordingly.

General and Administrative Expenses

G&A expenses were $674,589 for the three months ended March 31, 2012, an increase of $317,838 from $356,751 for the three months ended March 31, 2011.  G&A expenses increased primarily as a result of the February 2012 merger costs consisting of related legal and accounting fees, in addition to increases in compensation and stock-based compensation costs resulting from an option grant to our President and CEO during the first quarter 2012 compared to no related stock-based compensation expenses during the first quarter of 2011.

Total Operating Expenses

Total operating expenses were $1,217,902 for the three months ended March 31, 2012, a decrease of $367,741 from $1,585,643 for the three months ended March 31, 2011.  The decrease was primarily a result of decreased R&D expenditures related to the substantial completion of our Phase II study in 2010, the loss on sale of R&D inventory sold during 2011, offset  by an increase in G&A legal and accounting fees attributed to the merger in February 2012, in addition to increased compensation and stock-based compensation costs resulting from a grant issued to our President and CEO during the first quarter 2012 compared to no related stock-based compensation expenses during the first quarter of 2011.

Index

Other income (expense); interest income/ expense

Interest income was $7,067 for the three months ended March 31, 2012, an increase of $6,427 from $640 for the three months ended March 31, 2011.  The increase was attributed to having higher cash reserves during the first quarter 2012 compared to the first quarter 2011 as a result of the private placement of 1.8 million shares of our common stock with gross proceeds in cash of $17,287,288 in February 2012.  Interest expense was $8,494 for the three months ended March 31, 2012, a decrease of $307,644 from $316,138 for the three months ended March 31, 2011.  Interest expense decreased as a result of the conversion of all of our notes payable in December 2011.

Loss before income taxes

Loss before income taxes was $1,214,929 for the three months ended March 31, 2012, a decrease of $686,212 from $1,901,141 for the three months ended March 31, 2011.  The decrease was primarily a result of decreased R&D expenditures related to the substantial completion of our Phase II study in 2010, the loss on sale of R&D inventory sold during 2011, offset by an increase in G&A legal and accounting fees attributed to the merger in  February 2012, in addition to increased compensation and stock-based compensation costs resulting from the grant of an option to our President and CEO during the first quarter 2012 compared to no related expenditures during the first quarter of 2011.

State Income Tax Benefit

In January 2012 and January 2011, we received $617,615 and $320,765, respectively, from the sale of our State of New Jersey net operating losses.  These losses were sold through the New Jersey Economic Development Authority Technology Business Tax Certificate Transfer Program.  Under the terms of this program, if we do not use the proceeds from these sales for costs incurred with operating our biotechnology business in New Jersey, we have to refund the face value of the proceeds. If we do not maintain our headquarters or a base of operations in New Jersey during the five years following receipt of these proceeds (other than due to liquidation), we have to refund the face value of the proceeds less 20% for each year completed of the five year period.

Net Loss

Net loss decreased from $1,580,376 to $597,314 from the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011 for the reasons stated above.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $1,998,699 for the quarter ended March 31, 2012.  The net loss for this period is higher than net cash used in operating activities by $1,401,385, which was primarily attributable to decreases in accounts payable and accrued expenses  of $794,562 and $298,064, respectively, related to cash disbursements to vendors, and an increase of prepaid expenses of $369,217 primarily related to our director’s and officer insurance policy premiums for 2012.  Net cash used in operating activities was $445,119 for the quarter ended March 31, 2011.  The net loss for the three months ended March 31, 2011 was lower than net cash used in operating activities by $1,135,257, which was primarily attributable to a loss on the sale of research and development inventory of $605,297, the amortization of debt discount and beneficial conversion charges of $136,913, a decrease in inventories of $131,500, a decrease in other assets of $90,000 an increase of accrued interest of 176,548, offset by an increase in accounts receivable of $73,890.

Index

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the quarter ended March 31, 2012 was $16,150,756, attributable to the proceeds of $17,287,288 received from the private placement of our common stock on February 13, 2012, net of equity issuance costs of $933,957 and the repayment of our notes payable of $200,000. Net cash provided by financing activities for the quarter ended March 31, 2011 was $297,646 which was primarily related to the proceeds from notes payable.

Liquidity and Capital Resources

Overview

We have had limited revenue from operations and we have incurred cumulative losses of $30,405,329 since inception.  We have funded our operations to date primarily from equity investments and loans from our primary stockholders.  We received net cash proceeds of approximately $15.7 million in the 2012 Financing, after the payment of all related expenses, including legal, printing, and travel expenses, the placement agent’s commissions and expense reimbursements, and does not include the secured promissory notes that were satisfied in exchange for shares of Former ADMA’s common stock in the 2012 Financing.

Based upon our projected revenue and expenditures for 2012 and 2013, management currently believes that the net proceeds of the February 2012 private placement, together with our previously-existing cash, will be sufficient to enable us to fund our operating expenses, research and development expenses and capital expenditures through the third quarter of 2013.  Because we do not anticipate receiving FDA approval for RI-001, until at the earliest, the second quarter of 2015, if at all, and would therefore not be able to generate revenues from the commercialization of RI-001 until after that date, we will have to raise additional capital prior to the third quarter of 2013 to continue product development and operations.  We are unable to predict with reasonable certainty when, if ever, we will generate revenues from the commercialization of RI-001, and therefore, how much additional capital we will need to raise prior to the third quarter of 2013.  Furthermore, if our assumptions underlying our estimated revenues and expenses prove to be wrong, we may have to raise additional capital sooner than anticipated.  There can be no assurance that such funds, if available at all, can be obtained on terms acceptable to us.  Because of numerous risks and uncertainties associated with the research, development and future commercialization of our product candidate, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our anticipated clinical trials and development activities.  Our current estimates may be subject to change as circumstances regarding requirements further develop. We may decide to raise capital through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements.  We do not have any existing commitments for future external funding.  We may seek to sell additional equity or debt securities or obtain a bank credit facility.  The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders.  The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations.

Additional equity or debt financing, grants, or corporate collaboration and potential licensing arrangements may not be available on acceptable terms, if at all.  If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned clinical trials and inhibit potential commercialization efforts of our lead product candidate.  See also “Future Financing Needs” below.

As of March 31, 2012, we had working capital of $14,816,520, consisting primarily of $14,239,828 of cash and cash equivalents, $1,175,288 of inventories offset by $508,852 in accounts payable and $508,254 in accrued expenses.

Index

During January 2012, we received $617,615 from the sale of our State of New Jersey net operating losses through the New Jersey Economic Development Authority program.  We cannot make assurances that we will qualify under this program in future years, or even that the program will exist in future years.

Previous Debt Financings

For a description of Former ADMA’s notes, please see “Recent Financings—Note Financings” in Amendment No. 2 to our current report on Form 8-K filed on April 24, 2012.”

Future Financing Needs

The net proceeds from the 2012 Financing are expected to be used to test plasma donors for RSV titers, collect and procure plasma, manufacture drug product, conduct clinical trial(s), and the remainder for payment of existing accounts payable, general and administrative expenses as well as other business activities and general corporate purposes, including for the payment of accrued expenses, premiums for directors’ and officers’ insurance and for the repayment of amounts owed to related parties as described in Note 3 to the unaudited condensed consolidate financial statements..  We cannot assure you that the net proceeds from the 2012 Financing will be sufficient to enable us to complete the FDA approval process for our RI-001 product candidate.

Our ability to continue as a going concern will be dependent on our ability to raise additional capital, to fund our research and development and commercial programs and meet our obligations on a timely basis.  If we are unable to successfully raise sufficient additional capital we will likely not have sufficient cash flow and liquidity to fund our business operations, forcing us to curtail our activities and, ultimately, potentially cease operations.  Even if we are able to raise additional capital, such financings may only be available on unattractive terms, or could result in significant dilution of stockholders’ interests and, in such event, the value and potential future market price of our common stock may decline.

We currently do not have arrangements to obtain additional financing.  Any such financing could be difficult to obtain or only available on unattractive terms and could result in significant dilution of stockholders’ interests.  Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our business plan and financial performance and could delay, discontinue or prevent product development and clinical trial activities or the approval of any of our potential products.  In addition, we could be forced to reduce or forego sales and marketing efforts and forego attractive business opportunities.

Financial markets in the United States, Canada, Europe and Asia continue to experience disruption, including, among other things, significant volatility in security prices, declining valuations of certain investments, as well as severely diminished liquidity and credit availability.  Business activity across a wide range of industries and regions continues to be greatly reduced and local governments and many businesses are still suffering from the lack of consumer spending and the lack of liquidity in the credit markets.  The continued instability in the credit and financial market conditions may negatively impact our ability to access capital and credit markets and our ability to manage our cash balance.  While we are unable to predict the continued duration and severity of the adverse conditions in the United States and other countries, any of the circumstances mentioned above could adversely affect our business, financial condition, operating results and cash flow or cash position.

Index

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued certain accounting pronouncements as of March 31, 2012 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the quarter ended March 31, 2012 or that they will have a significant impact at the time they become effective.

Critical Accounting Policies and Estimates

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an "emerging growth company," we may delay adoption of new or revised accounting standards applicable to public companies until such standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses.  On an ongoing basis, we evaluate these estimates and judgments, including those described below.  We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results and experiences may differ materially from these estimates.

While our significant accounting policies are more fully described in our Form 8-K/A filed with the  SEC, on April 24, 2012, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

Index

Stock-Based Compensation

Stock-based compensation cost is measured at grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period on a straight-line basis.

We account for stock options granted to non-employees on a fair value basis using the Black-Scholes option pricing method.  The non-cash charge to operations for non-employee options with vesting are revalued at the end of each reporting period based upon the change in the fair value of the options and amortized to consulting expense over the related contract service period.

For the purpose of valuing options and warrants granted to our employees, non-employees and directors and officers during the three months ended March 31, 2012, we used the Black-Scholes option pricing model.  We granted options to purchase an aggregate of 212,134 shares of common stock to our President and Chief Executive Officer during the three months ended March 31, 2012 and no options were granted during the three months ended March 31, 2011.  To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of our awards.  We estimated the expected term of the options granted based on anticipated exercises in future periods assuming the success of our business model as currently forecasted.  The expected dividend yield reflects our current and expected future policy for dividends on our common stock.  The expected stock price volatility for our stock options was calculated by examining historical volatilities for a similar publicly traded industry peer, since we do not have any trading history for our common stock.  We will continue to analyze the expected stock price volatility and expected term assumptions as more historical data for our common stock becomes available.  The Company has not experienced forfeitures of stock options and as such, has not established a forfeiture rate.  Since the stock options currently outstanding are primarily held by our senior management and directors, we will continue to evaluate the effects of such future potential forfeitures, as they may arise, to evaluate our estimated forfeiture rate.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

As of the end of the period covered by this report, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures.  Based on their evaluation of our disclosure controls and procedures and as a result of the material weaknesses discussed below, management, including our principal executive officer and principal financial officer, have concluded that our disclosure controls and procedures were not effective as of March 31, 2012.

Index

Specifically, our principal executive officer and our independent registered public accounting firm identified material weaknesses in our financial reporting process with respect to the following matters:

•	the financial statement closing process, in that it did not identify all journal entries that needed to be recorded;

•	currently inadequate segregation of duties by management in the financial reporting area; and

•	currently inadequate level of accounting expertise among management to properly ensure that accounting transactions are properly recorded, such as the preparation of financial statements.

Management’s Efforts to Remediate Material Weaknesses

We have recently hired a Chief Financial Officer with the requisite accounting expertise to ensure proper recording of accounting transactions and intend to take the following additional measures to address the material weaknesses identified by our independent registered public accounting firm and improve our periodic financial statement reporting process:

•	limit access to the accounting and information systems and related data to strengthen segregation of duties; and

•	implement procedures and controls in the financial statement closing process to improve the accuracy and timeliness of the preparation of quarterly and annual financial statements.

Changes in Internal Control Over Financial Reporting

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2012, and has concluded that there was no change that occurred during the quarterly period ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Except as disclosed in our Current Report on Form 8-K/A filed with the SEC on April 24, 2012, there were no unregistered sales of equity securities during the period covered by this report.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from ADMA Biologics, Inc. Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Condensed Statements of Operations for the three months ended March 31, 2012 and 2011, and for the Cumulative Period from July 28, 2006 (inception) through March 31, 2012, (iii) Condensed Statements of Changes in Stockholders' Equity for the three months ended March 31, 2012, (iv) Condensed Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and for the Cumulative Period from July 28, 2006 (inception) through March 31, 2012 and (v) Notes to the Unaudited Condensed Financial Statements.**

_____________
*	Filed herewith.

**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADMA Biologics, Inc.

Date: May 15, 2012	By:	/s/ Adam S. Grossman
		Name:	Adam S. Grossman
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2012	By:	/s/ Brian Lenz
		Name:	Brian Lenz
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Index

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from ADMA Biologics, Inc. Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Condensed Statements of Operations for the three months ended March 31, 2012 and 2011, and for the Cumulative Period from July 28, 2006 (inception) through March 31, 2012, (iii) Condensed Statements of Changes in Stockholders' Equity for the three months ended March 31, 2012, (iv) Condensed Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and for the Cumulative Period from July 28, 2006 (inception) through March 31, 2012 and (v) Notes to the Unaudited Condensed Financial Statements.**

_____________
*	Filed herewith.

**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.