Form 10-Q
period 2012-06-30
ADMA BIOLOGICS, INC.
filed 2012-08-14
CIK 1368514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the issuer’s common stock, as of August 13, 2012 was 4,654,303.

ADMA BIOLOGICS, INC. AND SUBSIDIARY

Index

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012 (Unaudited)	December 31, 2011 (Note 1)
ASSETS
Current Assets
Cash and Cash Equivalents	$12,887,788	$87,771
Accounts Receivable	220,096	-
Inventories	1,203,041	1,147,345
Prepaid Expenses	308,164	59,244
Total Current Assets	14,619,089	1,294,360
Property and Equipment, Net	825,236	860,932

Other Assets
Equity Issuance Costs	-	421,077
Restricted Cash	426,963	336,963
Deposits	12,577	12,577
Total Other Assets	439,540	770,617

TOTAL ASSETS	$15,883,865	$2,925,909

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$790,869	$1,303,414
Accrued Expenses	204,594	526,924
Accrued Interest	-	10,781
Current Portion of Leasehold Improvement Loan	10,177	10,576
Notes Payable – Related Parties	-	450,000
Total Current Liabilities	1,005,640	2,301,695

Deferred Rent Liability	138,690	149,785
Leasehold Improvement Loan	83,804	88,613

TOTAL LIABILITIES	1,228,134	2,540,093

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock - $0.001 par value: 10,000,000 and 8,221,678 shares authorized, 0 and 8,221,678 shares issued and outstanding with a liquidation preference of $0 and $31,959,545 at June 30, 2012 and December 31, 2011, respectively	-	8,222
Common Stock - $0.001 par value: 75,000,000 and 6,500,000 authorized, 4,654,303 and 408,589 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	4,654	409
Additional Paid-In Capital	46,263,121	30,185,200
Accumulated Deficit	(31,612,044)	(29,808,015)
TOTAL STOCKHOLDERS’ EQUITY	14,655,731	385,816
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,883,865	$2,925,909

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2012	For the Three Months Ended June 30, 2011	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011

REVENUES	$230,096	$-	$234,496	$-

Cost of sales	141,870	-	144,070	-

Gross profit	88,226	-	90,426	-

OPERATING EXPENSES

Research and development expenses	178,674	139,684	260,494	386,581

Loss on sale of research and development inventory	-	1,329,333	-	1,934,630

Plasma center operating expenses	379,168	364,018	838,461	740,716

General and administrative expenses	736,924	314,467	1,411,513	671,218

TOTAL OPERATING EXPENSES	1,294,766	2,147,502	2,510,468	3,733,145

LOSS FROM OPERATIONS	(1,206,540)	(2,147,502)	(2,420,042)	(3,733,145)

OTHER INCOME (EXPENSE)
Interest income	2,923	307	9,990	947
Interest expense	(3,098)	(240,026)	(11,592)	(556,164)
TOTAL OTHER INCOME (EXPENSE)	(175)	(239,719)	(1,602)	(555,217)

LOSS BEFORE INCOME TAXES	(1,206,715)	(2,387,221)	(2,421,644)	(4,288,362)

State income tax benefit	-	-	617,615	320,765

NET LOSS	$(1,206,715)	$(2,387,221)	$(1,804,029)	$(3,967,597)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.26)	$(6.79)	$(0.49)	$(11.29)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	4,654,303	351,535	3,651,195	351,535

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY
(Unaudited)
For the Six Months Ended June 30, 2012

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance - January 1, 2012	8,221,678	$8,222	408,589	$409	$30,185,200	$(29,808,015)	$385,816

Conversion of preferred shares and accumulated dividends	(8,221,678)	(8,222)	2,364,553	2,364	5,858	-	-

Conversion of notes payable and accrued interest into common stock in private placement			27,369	27	262,713	-	262,740

Common stock sold in private placement, net of expenses			1,800,759	1,801	15,609,054	-	15,610,855

Common stock issued to shell company as part of reverse merger	-	-	53,033	53	(53)	-	-

Stock-based compensation	-	-	-	-	200,349	-	200,349

Net loss	-	-	-	-	-	(1,804,029)	(1,804,029)

Balance – June 30, 2012	-	$-	4,654,303	$4,654	$46,263,121	$(31,612,044)	$14,655,731

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,804,029)	$(3,967,597)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	91,847	111,261
Loss on sale of research and development inventory	-	1,934,630
Stock based compensation	200,349	18,597
Amortization of debt discount and beneficial conversion charge	-	184,185
Changes in operating assets and liabilities:
Accounts receivable	(220,096)	(87,076)
Inventories	(55,696)	481,389
Prepaid expenses	(248,920)	(71,354)
Other assets	(90,000)	90,000
Accounts payable	(512,545)	(44,318)
Accrued expenses	(347,331)	10,332
Accrued interest	1,959	365,085
Deferred rent liability	(11,095)	(11,095)
Net cash used in operating activities	(2,995,557)	(985,961)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(56,151)	-
Net cash used in investing activities	(56,151)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of note payable conversion	17,287,288	-
Proceeds from convertible notes payable	-	850,000
Payment of equity issuance costs	(1,230,355)	-
Payments on notes payable	(200,000)	-
Payments of leasehold improvement loan	(5,208)	(4,761)
Net cash provided by financing activities	15,851,725	845,239
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,800,017	(140,722)
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	87,771	228,970
CASH AND CASH EQUIVALENTS – END OF PERIOD	$12,887,788	$88,248
Cash paid for interest	$3,820	$2,677
Supplemental Disclosure of Noncash Financing Activities:
Conversion of notes payable and accrued interest into common stock	$262,740	$-
Reclassification of equity issuance costs to additional paid-in capital	$421,077	$-
Accrued equity issuance costs	$25,001	$-
Stock issued to shell company	$53	$-

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

1.	ORGANIZATION AND BUSINESS

ADMA Biologics, Inc. (“ADMA” or the “Company”) develops and commercializes human plasma and plasma-derived therapeutics. ADMA focuses on developing and commercializing plasma-derived human immune globulins. ADMA was founded in 2004 and is based in Hackensack, New Jersey.  In addition, ADMA operates ADMA BioCenters of Georgia. This wholly-owned subsidiary is a Delaware corporation that was formed on April 3, 2008.  ADMA BioCenters of Georgia is an FDA-licensed source plasma collection facility located in Norcross, Georgia.

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

In February 2012, the Company completed a private placement (the “2012 Financing” or Private Investment in Public Equity, or “PIPE”) to raise gross proceeds of $17.3 million in cash in connection with, and immediately prior to the closing of the Merger. In the 2012 Financing, Former ADMA issued 1,828,128 shares of its common stock at a price per share of $9.60 to accredited investors pursuant to a securities purchase agreement dated February 13, 2012 (the “Securities Purchase Agreement”).  In lieu of repayment of senior secured promissory notes in the aggregate principal amount of $250,000 (plus $12,740 in accrued interest), the aggregate amount of unpaid principal and interest on the notes was invested by the holders of such notes in the 2012 Financing in exchange for shares of Former ADMA’s common stock. Immediately prior to the Merger, (i) 3,386,454 shares of Series A preferred stock of Former ADMA were converted into 11,243,748 shares of Former ADMA’s common stock after giving effect to cumulative anti-dilution adjustments and accrued dividends, and 4,835,224 shares of Former ADMA’s Series A preferred stock issued in December 2011 upon the conversion of convertible notes were converted into an equal number of shares of Former ADMA’s common stock and (ii) the shares of common stock of Former ADMA were reverse split at a ratio of 1-for-6.8 (the “Reverse Split”). All of the then issued and outstanding shares of Former ADMA’s common stock, including the common stock issued in the 2012 Financing and including the shares of Former ADMA’s Series A preferred stock converted as described above, were automatically exchanged into 4,601,270 shares of our common stock at a 1:1 exchange ratio.  All warrants, options and other rights to purchase or acquire shares of Former ADMA’s common stock outstanding immediately prior to the Merger, including the warrants issued to the placement agent in the 2012 Financing (the “Placement Agent Warrants”) and including the additional options granted to Adam S. Grossman, CEO, under his new employment agreement, were converted into warrants, options or other rights, as the case may be, to purchase an aggregate of 383,380 shares of Common Stock at the same exercise prices, and 2,446,967 of the 2,500,000 shares of Common Stock held by the stockholders of ParentCo immediately prior to the Merger were canceled such that these stockholders now hold 53,033 shares of Common Stock, not including the 87,865 shares issuable upon exercise of the Placement Agent Warrants, held by an affiliate of one of such stockholders.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

The net cash proceeds from the 2012 Financing, after the payment of all expenses related to the 2012 Financing and the Merger, including legal, printing and travel expense, the Placement Agent’s cash fee and expense reimbursement and miscellaneous were approximately $15.7 million, not including in such proceeds the senior secured promissory notes that were satisfied in exchange for shares of Former ADMA’s common stock in the 2012 Financing.  Based upon the Company’s projected revenue and expenditures for 2012 and 2013, management currently believes that current cash balance will be sufficient to enable the Company to fund its operating expenses, research and development expenses and capital expenditures into the third quarter of 2013.   Because the Company does not anticipate receiving Food and Drug Administration (“FDA”) approval for RI-001, until at the earliest, the second quarter of 2015, if at all, and would, therefore, not be able to generate revenues from the commercialization of RI-001, its lead product candidate, until after that date, the Company will have to raise additional capital prior to the third quarter of 2013 to continue product development and operations.  The Company is unable to predict with reasonable certainty when it will generate revenues from the commercialization of RI-001 and, therefore, how much additional capital it will need to raise prior to the third quarter of 2013.  Furthermore, if the Company’s assumptions underlying its estimated expenses and revenues prove to be wrong, it may have to raise additional capital sooner than anticipated.  There can be no assurance that such funds, if available at all, can be obtained on terms acceptable to the Company.  Due to numerous risks and uncertainties associated with the research, development and future commercialization of its product candidate, the Company is unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with its anticipated clinical trials and development activities.  The Company’s current estimates may be subject to change as circumstances regarding requirements further develop. The Company may decide to raise capital through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements.  The Company does not have any existing commitments for future external funding.  The Company may seek to sell additional equity or debt securities or obtain a bank credit facility.  The sale of additional equity or debt securities, if convertible, could result in dilution to the Company’s stockholders.  The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict its operations.

Additional equity or debt financing, grants, or corporate collaboration and potential licensing arrangements may not be available on acceptable terms, if at all.  If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate the Company’s research and development programs, reduce the Company’s planned clinical trials and inhibit potential commercialization efforts of the Company’s lead product candidate.  The Company may be required to obtain loans or raise additional funds to meet long-term obligations and continue operations. There can be no assurance that such funds, if available at all, can be obtained on terms acceptable to the Company. As of June 30, 2012, the Company had $12.9 million in cash and cash equivalents.

There can be no assurance that the Company's research and development will be successfully completed or that any product will be approved or commercially viable. The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology and compliance with the FDA and other governmental regulations and approval requirements.

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
JUNE 30, 2012 AND 2011

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation
The accompanying condensed consolidated financial statements include the accounts of ADMA  and its wholly-owned subsidiary ADMA Biologics Centers of Georgia. All significant intercompany transactions and balances have been eliminated in consolidation.

The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) which in the opinion of management are necessary to present fairly the consolidated financial position of the Company as of June 30, 2012 and its results of operations and cash flows for the three and six months ended June 30, 2012 and 2011.  The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.  These interim financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Form 8-K/A and S-1/A filed with the SEC on June 22, 2012 and August 10, 2012, respectively.

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

Inventories
Plasma inventories (both plasma intended for resale and plasma intended for internal use in the Company's research and development activities) are carried at the lower of cost or market value determined on the first-in, first-out method.  Physical inventories are conducted at the end of each year and perpetual records are adjusted accordingly.  Once the research and development plasma is processed to a finished product for ongoing trials, it is then expensed to research and development.  Inventory at June 30, 2012 and 2011 consists of raw materials.  Inventory also includes plasma collected at the Company’s FDA licensed plasma collection center.  Certain plasma that had been purchased for the use in research and development were sold during the three months ended March 31, 2011 and the three months ended June 30, 2011 for net proceeds of $147,781 and $357,076, respectively, and the Company recorded a loss of $605,297 and $1,329,333, for the periods indicated above, respectively.  The total amount of inventory sold at book value was $2,439,487, of which the Company received $504,857 in total net proceeds from the inventory sales, thus resulting in a loss on the sale of research and development inventory of $1,934,630 for the six months ended June 30, 2011.

Revenue recognition
Revenue from the sale of human plasma collected at the Company’s plasma collection center and plasma-derived medicinal products is recognized at the time of transfer of title and risk of loss to the customer, which usually occurs at the time of shipment.  Revenue is recognized at the time of delivery if the Company retains the risk of loss during shipment.

The plasma inventory of $2,439,487, which was sold during the six months ended June 30, 2011 for net proceeds of $504,857, had been purchased from third parties specifically for use in research and development activities.  It had not been collected at the Company’s plasma collection center and was not sold in the ordinary course of business.  Therefore, the sale was not recorded as revenue with related cost of sales, but was instead recorded as a loss on sale.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

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

Earnings (loss) per common share
Net loss per share is determined in accordance with the two-class method.  This method is used for computing basic net loss per share when companies have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company.  Under the two-class method, net loss is allocated between common shares and other participating securities based on their participation rights in both distributed and undistributed earnings.  The Company’s Series A preferred stock were participating securities, since the stockholders were entitled to share in dividends declared by the Board of Directors with the common stock based on their equivalent common shares.

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Because the holders of the Series A preferred stock were not contractually required to share in the Company’s losses, in applying the two-class method to compute basic net loss per common share, no allocation to preferred stock was made for the three and six months ended June 30, 2011 and  no preferred stock was outstanding during the three months ended June 30, 2012.

Diluted net loss per share is calculated by dividing net loss attributable to common stockholders as adjusted for the effect of dilutive securities, if any, by the weighted average number of common stock and dilutive common stock outstanding during the period.  Potential common shares include the shares of common stock issuable upon the exercise of outstanding stock options and a warrant (using the treasury stock method) and the conversion of the shares of Series A preferred stock (using the more dilutive of the (a) as converted method or (b) the two–class method).  Potential common shares in the diluted net loss per share computation are excluded to the extent that they would be anti-dilutive.  No potentially dilutive securities are included in the computation of any diluted per share amounts as the Company reported a net loss for all periods presented.  Potentially dilutive securities that would be issued upon conversion of convertible notes, conversion of Series A  preferred stock, and the exercise of outstanding warrants and stock options, were 0.6 million and 1.7 million as of June 30, 2012 and June 30, 2011, respectively.

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

During the three months ended June 30, 2012, options to purchase an aggregate of 175,100 shares of common stock were issued to our Board members, Chief Financial Officer and employees and, during the six months ended June 30, 2012, a total of 387,234 options were issued, which included 212,134 options to purchase common stock granted to our President and Chief Executive officer.  No options to purchase shares of common stock were granted during the three and six months ended June 30, 2011.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

3.	NOTES PAYABLE TO SIGNIFICANT STOCKHOLDERS

The Company had issued senior secured convertible promissory notes to significant stockholders pursuant to the terms of Note Purchase Agreements.  The outstanding principal and interest under the notes were due and payable upon the earliest to occur of:  (i) March 31, 2012 (as amended); (ii) the date on which the Company consummates a preferred stock financing in which the gross proceeds to the Company total at least $10,000,000 (“Qualified Financing”, as defined in the Notes); and (iii) the occurrence of an Event of Default (as defined in the Notes), the first of these three events to occur was referred to as the “Maturity Date”.  Interest accrued on the outstanding principal at the stated rate and was payable on the Maturity Date.

If all or any of the principal and accrued interest thereon remained outstanding prior to the date of a Qualified Financing, those amounts would automatically have converted into shares of the Company’s preferred stock at the lower of (a) the price per share paid by investors in the Qualified Financing or (b) the stated Conversion Price.

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

The 2012 Financing resulted in the Company raising gross proceeds of $17.3 million in cash in connection with and immediately prior to the closing of the Merger. In the 2012 Financing, Former ADMA issued 1,828,128 shares of Former ADMA’s common stock at a price per share of $9.60 to accredited investors pursuant to a Securities Purchase Agreement. In lieu of repayment of senior secured promissory notes in the aggregate principal amount of $250,000 (plus $12,740 in accrued interest), the aggregate amount of unpaid principal and interest on the notes was invested by the holders of such notes in the 2012 Financing in exchange for shares of Former ADMA’s common stock.  The net cash proceeds from the 2012 Financing, after the payment of all expenses related to the 2012 Financing, approximated $15.7 million.

On February 13, 2012, ParentCo, entered into a Merger Agreement by and among ParentCo, Former ADMA, and Acquisition Sub.  Upon the closing of the Merger, Acquisition Sub was merged with and into Former ADMA, and Former ADMA, as the surviving corporation in the Merger, became a wholly-owned subsidiary of ParentCo.  ParentCo’s corporate name was changed to ADMA Biologics, Inc. and the name of Former ADMA was changed to ADMA Plasma Biologics, Inc.  Prior to the transactions contemplated by the Merger Agreement with Former ADMA, there were no material relationships between ParentCo and Former ADMA, or any of their respective affiliates, directors or officers, or any associates of their respective directors or officers.  For accounting purposes, the Merger was accounted for as a reverse acquisition, with Former ADMA as the accounting acquiror (legal acquiree) and ParentCo as the accounting acquiree (legal acquiror).  Consequently, the historical financial information of Former ADMA became the historical financial information of ParentCo.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

Immediately prior to the Merger, 3,386,454 shares of Series A Preferred Stock of Former ADMA were converted into 11,243,748 shares of Former ADMA’s common stock after giving effect to cumulative anti-dilution adjustments and accrued dividends, and 4,835,224 shares of Former ADMA’s Series A preferred stock issued in December 2011 upon the conversion of convertible notes were converted into an equal number of shares of Former ADMA’s common stock, and the shares of common stock of Former ADMA were reverse split at a ratio of 1-for-6.8 (the “Reverse Split”).  In the Merger, all of the then issued and outstanding shares of Former ADMA’s common stock were automatically exchanged into 4,601,270 shares of the Company’s common stock and all warrants, options and other rights to purchase or acquire shares of Former ADMA’s common stock outstanding immediately prior to the Merger, including the Placement Agent Warrants and the additional options granted to Adam S. Grossman, CEO, under his new employment agreement, were converted into warrants, options or other rights, as the case may be, to purchase an aggregate of 383,380 shares of common stock at the same exercise prices; and 2,446,967 of the 2,500,000 shares of common stock held by the stockholders of ParentCo immediately prior to the Merger were canceled such that these stockholders now hold 53,033 shares of common stock, not including the 87,865 shares issuable upon exercise of the Placement Agent Warrants, held by an affiliate of one of such stockholders.

Common stock options and warrants
The fair value of employee options granted was determined on the date of grant using the Black-Scholes option valuation model. The Black-Scholes model was developed for use in estimating the fair value of publicly traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Because there is no public market for the Company's stock and very little historical experience with the Company's stock options, similar public companies were used for comparison and expectations as to assumptions required for fair value computation using the Black-Scholes methodology.

The Company records compensation expense associated with stock options and other forms of equity compensation using the Black-Scholes option-pricing model and the following assumptions:

Six Months Ended June 30, 2012
Expected Term	6.25 years
Volatility	82%
Dividend yield	0.0%
Risk-free interest rate	1.35-1.62%

Guidance for stock-based compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company currently estimates there will be no forfeitures of options.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

A summary of the Company’s option and warrant activity under the Plan and related information is as follows:

	Six Months Ended June 30, 2012
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	83,378	$3.33
Forfeited	-	$-
Granted	387,234	$9.60
Outstanding at end of period and expected to vest	470,612	$8.49
Options exercisable	111,121	$5.02
Weighted-average fair value of options granted during the period		$6.80

The weighted average remaining contractual life of stock options outstanding and expected to vest at June 30, 2012 is 8.9 years.  The weighted average remaining contractual life of stock options exercisable at June 30, 2012 is 6.3 years.

Stock-based compensation expenses for the six months ended June 30, 2012 and 2011 was:

	Six months ended June 30,
	2012	2011
Research and development	$6,267	1,514
General and administrative	194,082	17,083
Total stock-based compensation expense	$200,349	18,597

As of June 30, 2012, the total compensation expense related to unvested options not yet recognized totaled $2,437,739. The weighted-average vesting period over which the total compensation expense will be recorded related to unvested options not yet recognized at June 30, 2012 was approximately 3.7 years.

5.	RELATED PARTY TRANSACTIONS

The Company leases an office building and equipment from an entity owned by related parties on a month-to-month basis.  Rent expense amounted to $24,112 and $48,224 for each of the three and six months ended June 30, 2012 and 2011, respectively.

The Company maintains deposits and other accounts at a bank which is less than 5%-owned by related parties and where a stockholder and Company director is a member of the Board of Directors of the bank.

6.	SEGMENTS

The Company is engaged in the development and commercialization of human plasma and plasma-derived therapeutics.  The Company also operates an FDA-licensed source plasma collection facility located in Norcross, Georgia.  The Company defines its segments as those business units for which operating results are regularly reviewed by the chief operating decision maker (“CODM”) to analyze performance and allocate resources.

The plasma collection center segment includes the Company’s operation in Georgia.  The research and development segment includes the Company’s plasma development operations in New Jersey.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

Summarized financial information concerning reportable segments is shown in the following table:

Three Months Ended June 30, 2012	Plasma Collection Center	Research and Development		Corporate		Consolidated
Revenues	$230,096	$	---	$	---	$230,096
Cost of sales	141,870		---		---	141,870
Gross profit	88,226		---		---	88,226
Loss from operations	(290,942)		(178,674)		(736,924)	(1,206,540)
Other (income) expense	2,154		---		(1,979)	(175)
Loss before income taxes	(293,096)		(178,674)		(734,945)	(1,206,715)
Property plant and equipment, net	741,229		20,512		63,495	825,236
Depreciation and amortization expense	40,518		4,026		1,568	46,112

Three Months Ended
June 30, 2011
Revenues	$	---	$	---	$	---	$	----
Cost of sales		---		---		---		----
Gross profit		---		---		---		----
Loss from operations		(364,018)		(1,469,017)		(314,467)		(2,147,502)
Other (income) expense		4,830		---		234,889		239,719
Loss before income taxes		(368,848)		(1,469,017)		(549,356)		(2,387,221)
Property plant and equipment, net		921,113		37,996		11,811		970,920
Depreciation and amortization expense		49,500		4,400		1,000		54,900

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

Six Months Ended June 30, 2012	Plasma Collection Center	Research and Development		Corporate		Consolidated
Revenues	$234,496	$	---	$	---	$234,496
Cost of sales	144,070		---		---	144,070
Gross profit	90,426		---		---	90,426
Loss from operations	(748,035)		(260,494)		(1,411,513)	(2,420,042)
Other (income) expense	4,370		---		(2,768)	1,602
Loss before income taxes	(752,405)		(260,494)		(1,408,745)	(2,421,644)
Property plant and equipment, net	741,229		20,512		63,495	825,236
Depreciation and amortization expense	81,036		8,412		2,399	91,847

Six Months Ended
June 30, 2011
Revenues	$	---	$	---	$	---	$	----
Cost of sales		---		---		---		----
Gross profit		---		---		---		----
Loss from operations		(740,716)		(2,321,211)		(671,218)		(3,733,145)
Other (income) expense		4,830		---		550,387		555,217
Loss before income taxes		(745,546)		(2,321,211)		(1,221,605)		(4,288,362)
Property plant and equipment, net		921,113		37,996		11,811		970,920
Depreciation and amortization expense		99,000		10,461		1,800		111,261

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

The “Corporate” column includes general and administrative overhead expenses.  The column for Research and Development expense includes the loss on sale of research and development inventory.

Property, plant and equipment, net, included in the “Corporate” column above includes assets related to corporate and support functions.

7.	SUBSEQUENT EVENTS

On July 17, 2012, the Board of Directors (the “Board”) of the Company appointed Lawrence P. Guiheen to the Board, effective immediately. Mr. Guiheen was also appointed to serve as chairman of the Board’s Governance and Nominations Committee. In connection with his appointment, the Board granted Mr. Guiheen options to purchase 13,258 shares of the Company’s common stock at an exercise price of $9.60 per share, which is equal to the value of the Company’s common stock on the date of grant. The options, granted under the Company’s 2007 Stock Option Plan, will vest over a four-year period as follows: 25% of the options will become exercisable on July 17, 2013, with the remaining options becoming exercisable in equal monthly installments over the following 36 months.

On July 17, 2012, the Board appointed James Mond, M.D., Ph.D., as the Company’s Executive Vice President and Chief Scientific Officer/Chief Medical Officer. Dr. Mond’s employment began on July 18, 2012. In connection with his appointment, the Board granted Dr. Mond options to purchase 106,067 shares of the Company’s common stock at an exercise price of $9.60 per share, which is equal to the value of the Company’s common stock on the date of grant. The options will vest over a four year period as follows: 25% of the options will become exercisable on July 18, 2013, with the remaining options becoming exercisable in equal monthly installments over the following 36 months. The options are subject to approval by the Company’s stockholders of an amendment to the Company’s 2007 Stock Option Plan, which would increase the number of shares of common stock reserved for issuance under such plan to 711,200.  The Board authorized such amendment on July 17, 2012 for presentation to the stockholders.  Dr. Mond will receive an annual base salary of $260,000 and will be eligible for annual bonus payments of up to 20% of his base salary, based upon the achievement of certain milestones as established annually by the Company’s Chief Executive Officer and Dr. Mond.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

Pursuant to the Employment Agreement, if a Change in Control (as defined under the Employment Agreement) occurs and the successor to the Company does not assume the Employment Agreement or within 12 months following such Change in Control, Dr. Mond is terminated Without Cause (as defined under the Employment Agreement) or Dr. Mond resigns for Good Reason (as defined under the Employment Agreement), Dr. Mond or his estate, as applicable, will receive his base salary, health insurance benefits and any accrued but unpaid benefits for a period of twelve months and all of his unvested stock options shall immediately become fully vested and exercisable from the date of Dr. Mond’s termination. If the Company terminates Dr. Mond as a result of his death, his estate will receive his base salary for sixty (60) days. If the Company terminates Dr. Mond for Cause (as defined under the Employment Agreement), if Dr. Mond terminates his employment other than for Good Reason, or if Dr. Mond’s employment terminates by expiration of the term of the Employment Agreement, Dr. Mond will receive any salary and benefits earned and unpaid to the date of termination. If the Company terminates Dr. Mond for reasons other than those stated above or Dr. Mond terminates his employment for Good Reason, Dr. Mond will receive his salary and benefits for a period of time ending on the date that is six (6) months from the date of termination, except that such health benefits shall cease upon the earlier to occur of the expiration of such six (6) month period or the date upon which Dr. Mond begins regular, full-time employment with a third party and is eligible to commence health insurance coverage. The Employment Agreement also contains certain non-compete and non-solicitation provisions effective during the period Dr. Mond receives termination benefits under the Employment Agreement, if any, as well as standard confidentiality provisions.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the six and three months ended June 30, 2012 and 2011 and with our Form 8-K/A and S-1/A filed with the Securities and Exchange Commission, or the SEC, on June 22, 2012 and August 10, 2012, respectively, as they may be amended.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.   Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance or achievements, and may contain the words “estimate,” “project,” “intend,” “forecast,” “anticipate,” “plan,” “planning,” “expect,” “believe,” “will,” “will likely,” “should,” “could,” “would,” “may” or, in each case, their negative, or words or expressions of similar meaning.  These forward-looking statements include, but are not limited to, statements concerning the timing, progress and results of the clinical development, regulatory processes, potential clinical trial initiations, potential investigational new product applications, biologics license applications, and commercialization efforts relating to the Company's product candidate(s).  The forward-looking statements contained in this report represent the Company’s estimates and assumptions only as of the date of this report and the Company undertakes no duty or obligation to update or revise publicly any forward-looking statements contained in this report as a result of new information, future events or changes in the Company’s expectations, except as required by applicable law or rules.  Forward-looking statements are subject to many risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in Amendment No. 3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2012 and Amendment No. 4 to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 10, 2012, as they may be amended.

In addition to the risks identified under the heading “Risk Factors” in the filings referenced above, many important factors affect the Company’s ability to achieve its plans and objectives and to successfully develop and commercialize any product candidates.  Among other things, the projected commencement and completion of the Company’s clinical trials may be affected by difficulties or delays. In addition, the Company’s results may be affected by its ability to manage its financial resources, difficulties or delays in developing manufacturing processes for its product candidates, preclinical and toxicology testing and regulatory developments. Delays in clinical programs, whether caused by competitive developments, adverse events, patient enrollment rates, regulatory issues or other factors, could adversely affect the Company’s financial position and prospects. Prior clinical trial program designs and results are not necessarily predictive of future clinical trial designs or results. If the Company’s product candidates do not meet safety or efficacy endpoints in clinical evaluations, they will not receive regulatory approval and the Company will not be able to market them. The Company may not be able to enter into any strategic partnership agreements. Operating expense and cash flow projections involve a high degree of uncertainty, including variances in future spending rates due to changes in corporate priorities, the timing and outcomes of clinical trials, competitive developments and the impact on expenditures and available capital from licensing and strategic collaboration opportunities. If the Company is unable to raise additional capital when required or on acceptable terms, it may have to significantly delay, scale back or discontinue one or more of its drug development or discovery research programs. The Company is at an early stage of development and may not ever have any products that generate significant revenue.

Index

Therefore, current and prospective security holders are cautioned that there can be no assurance that the forward-looking statements included in this document will prove to be accurate.

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

Our lead product candidate, RI-001, is a plasma-derived, polyclonal, IGIV which also contains standardized high levels of antibodies against respiratory syncytial virus, or RSV, and we are pursuing an indication for the use of this IGIV product for treatment of primary immunodeficiency disease, or PIDD.    Polyclonal means that the IGIV contains a wide array of antibodies that are obtained from different B-cell resources.  Polyclonal antibodies are the primary component of IGIV products.  PIDD is a disorder that causes a person’s immune system not to function properly.  PIDD is caused by hereditary or genetic defects and can affect anyone regardless of age or gender.  There are varying types of PIDD ranging from mild to severe cases.  We are currently preparing to conduct a pivotal Phase III clinical trial for RI-001 in order to progress toward FDA approval of RI-001 for the treatment of patients with PIDD.  The FDA may require additional Phase III trials and Phase IV trials after this planned Phase III trial, and it is possible that the FDA may never grant approval of RI-001 for this or any other indication. RI-001, was the subject of a Phase II randomized, double-blind, placebo-controlled human clinical trial in RSV-infected, immunocompromised patients.  RI-001 demonstrated it could produce a statistically significant rise in patient RSV titers as compared to placebo, however, because our clinical trials to date have involved a relatively small patient population, these results may not be indicative of future results.

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

Index

Our Product Candidate

RI-001

RI-001 is a plasma-derived, polyclonal, IGIV, which also has standardized high levels of antibodies against RSV.  By using our proprietary assay, we are able to identify plasma donors with elevated amounts of RSV antibodies, measure these donors’ plasma RSV levels and formulate RI-001 with standardized high levels of RSV antibodies.  In addition, by using our proprietary assay to monitor RI-001 during manufacturing and stability studies, we were able to demonstrate consistent lot-to-lot RSV potency.  We are applying this same technology to our newly formulated RI-001 product candidate.  To our knowledge, at the present time there is no other IGIV product on the market with respect to which the label or manufacturer discloses that it contains standardized high levels of RSV antibodies and that is produced with reported consistent lot-to-lot potency.  We, therefore, believe that RI-001 will be differentiated from currently marketed IGIV products because of our proprietary methods of selecting and screening plasma donors and the monitoring and testing procedures it employs during manufacturing.  RI-001 is expected to be indicated as a treatment for patients with PIDD.

Background on Primary Immunodeficiency Disease and Respiratory Syncytial Virus

PIDD is a class of inherited disorders characterized by defects in the immune system, due to either a lack of necessary antibodies or a failure of these antibodies to function properly.  According to the World Health Organization, there are over 150 different presentations of PIDD.  Because patients suffering from PIDD lack a properly functioning immune system, they typically receive monthly, outpatient infusions of IGIV therapy.  Without this exogenous antibody immune support, these patients would be susceptible to a wide variety of infectious diseases.  PIDD has an estimated prevalence of 1:1,200 in the United States, or approximately 250,000 people.1

RSV is a common respiratory virus that often presents during the winter months of temperate climates.  Nearly all children will have been infected with RSV by 3 years of age, however, the immune systems of most healthy children prevent significant morbidity and mortality from the disease.  Conversely, in patients that are immunocompromised, such as those with PIDD or who have undergone a transplant and may be on immunosuppressive drugs, RSV infection can cause significant morbidity and mortality.  As noted in the medical literature, immunocompromised patients historically have had a 5% to 15% rate of RSV infection and, if left untreated, lower respiratory tract RSV infections in immunocompromised patients can result in a mortality rate of up to 40%.2

Financial Operations Overview

Revenue

As of June 30, 2012, we have generated $999,938 of revenue since inception from the sale of human plasma collected at our plasma collection center and plasma-derived medicinal products.  Revenue is recognized at the time of transfer of title and risk of loss to the customer, which usually occurs at the time of shipment; however, revenue is recognized at the time of delivery if the Company retains the risk of loss during shipment.

 ________________
1. Journal of Clinical Immunology 2007 Sep; 27(5):497-502. Epub 2007 Jun 19.
2. Sources include: Small et al., 2002; Whimbey et al., 1996; Roghmann et al., 2003; Raboni et al., 2003; Ghosh et al., 2001. Full citations and publications are available upon request.

Index

Cost of Sales

Cost of sales were $141,870 for the three months ended June 30, 2012, with no cost of sales for the comparable period of 2011.  The increase in cost of sales was related to the costs associated with the sale of normal source plasma.

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

General and Administrative Expense

General and administrative, or G&A expenses, consists of rent, maintenance and utilities, insurance, wages, stock-based compensation and benefits for senior management and staff unrelated to R&D, legal fees, accounting and auditing fees, information technology, travel and other expenses related to the general operations of the business.  We expect that our G&A expenses will increase for the remainder of 2012 as a result of our hiring of a Chief Financial Officer and additional staff after becoming a publicly reporting company in February 2012.

Interest Income and Interest Expense

Interest income consists of interest earned on our cash and cash equivalents.  Interest expense consists of interest incurred on our convertible notes up to their automatic conversion into our common stock upon the completion of our private placement in February 2012, as well as the amortization and write-off of deferred financing costs and debt discounts and a charge for the beneficial conversion feature relating to our convertible notes.

Index

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Summary table

The following table presents a summary of the changes in our results of operations for the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011:

	Quarter Ended June 30, 2012	Quarter Ended June 30, 2011	Percentage increase/ (decrease)
Revenues	$230,096	$-	100%
Cost of sales	$141,870	$-	100%
Gross profit	$88,226	$-	100%
Research and development expenses	$178,674	$139,684	27.9%
Loss on sale of research and development inventory	-	$1,329,333	(100%)
Plasma center operating expenses	$379,168	$364,018	4.2%
General and administrative expenses	$736,924	$314,467	>100%
Total operating expenses	$1,294,766	$2,147,502	(39.7%)
Interest income	$2,923	$307	>100%
Interest expense	$3,098	$240,026	(98.7%)
Loss before income taxes	($1,206,715)	($2,387,221)	(49.5%)
Income tax benefit	$-	$-	-
Loss before income taxes in plasma collection segment	($293,096)	($368,848)	(20.5%)
Loss before income taxes attributable to research and development	($178,674)	($1,469,017)	(87.8%)
Net loss	($1,206,715)	($2,387,221)	(49.5%)

Revenue

We recorded revenue of $230,096 during the quarter ended June 30, 2012 compared to none for the quarter ended June 30, 2011 from the sale of blood plasma collected in our Food and Drug Administration or FDA approved Georgia-based blood plasma collection center.  The revenue for the quarter ended June 30, 2012 was primarily attributed to sales made pursuant to a plasma supply agreement entered into with Biotest Pharmaceuticals Corporation, or Biotest, during June 2012, under which Biotest purchases normal source plasma from our Georgia facility to be used in their manufacturing.   The Company has not generated any revenue from its therapeutics/research and development business.

Cost of Sales

Cost of sales were $141,870 for the three months ended June 30, 2012, with no cost of sales for the comparable period.  The cost of sales for the quarter ended June 30, 2012 was related to the costs associated with the sale of normal source plasma.

Research and Development Expenses

R&D expenses were $178,674 for the three months ended June 30, 2012, an increase of $38,990 from $139,684 for the three months ended June 30, 2011.  R&D expenses increased primarily as a result of increased manufacturing, and testing and regulatory costs during the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011, in preparation of our upcoming Phase III clinical study.

Index

During the quarter ended June 30, 2012, there was no loss on the sale of R&D inventory as compared to a loss of $1,329,333 during the quarter ended June 30, 2011 as a result of disposal of our inventory of high priced, high titer plasma that we previously acquired to conduct research and development for a different product.  The total amount of inventory sold at book value during the quarter ended June 30, 2011 was $1,686,408, of which we received $357,076 in total net proceeds from the inventory sale, thus resulting in a loss on the sale of research and development inventory of $1,329,333.  The total amount of inventory sold at book value during the six months ended June 30, 2011 was $2,439,487, of which we received $504,857 in total net proceeds from the inventory sales, thus resulting in a loss on the sale of research and development inventory of $1,934,630.  We subsequently abandoned this research program and sold the high titer plasma to generate additional funds for operations.  This plasma, which was sold on a non-recurring basis, had not been collected at our plasma collection facility, but had been purchased from third parties.

Plasma Center Operating Expenses

Plasma center operating expenses were $379,168 for the three months ended June 30, 2012, an increase of $15,150 from $364,018 for the three months ended June 30, 2011.  Plasma center operating expenses consist of general and administrative overhead including rent, maintenance and utilities, wages and benefits for center staff, plasma collection supplies, plasma transportation and storage (off-site) and computer software fees directly related to donor collections.  Plasma center expenses increased as a result of increased donor collections attributed to FDA approval of our plasma center in August 2011.  We expect that as plasma collection increases, our plasma center operating expenses will also increase accordingly.

General and Administrative Expenses

G&A expenses were $736,924 for the three months ended June 30, 2012, an increase of $422,457 from $314,467 for the three months ended June 30, 2011.  G&A expenses increased primarily as a result of the February 2012 merger costs consisting of related legal, accounting and SEC filing fees, in addition to increases in compensation and stock-based compensation costs resulting from option grants to our President and CEO in February 2012, Board members, CFO and employees during the second quarter of 2012 compared to minimal stock-based compensation expenses during the second quarter of 2011.

Total Operating Expenses

Total operating expenses were $1,294,766 for the three months ended June 30, 2012, a decrease of $852,736 from $2,147,502 for the three months ended June 30, 2011.  The decrease was primarily a result of decreased R&D expenditures related to the substantial completion of our Phase II study in 2010, the loss on sale of R&D inventory sold during 2011, partially offset  by increases in cost of goods sold related to the sale of normal source plasma primarily to Biotest, G&A legal and accounting fees attributed to the merger in February 2012, in addition to increased compensation and stock-based compensation costs resulting from option grants to our President and CEO in February 2012, Board members, CFO and employees during second quarter of 2012, compared to minimal stock-based compensation expenses during the second quarter of 2011.

Index

Other Income (Expense); Interest Income/ Expense

Interest income was $2,923 for the three months ended June 30, 2012, an increase of $2,616 from $307 for the three months ended June 30, 2011.  The increase was attributed to having higher cash reserves during the second quarter 2012 compared to the second quarter 2011 as a result of the private placement of 1.8 million shares of our common stock with gross proceeds in cash of $17,287,288 in February 2012.  Interest expense was $3,098 for the three months ended June 30, 2012, a decrease of $236,928 from $240,026 for the three months ended June 30, 2011.  Interest expense decreased as a result of the conversion of our notes in December 2011 and February 2012.

Loss Before Income Taxes

Loss before income taxes was $1,206,715 for the three months ended June 30, 2012, a decrease of $1,180,506 from $2,387,221 for the three months ended June 30, 2011.  The decrease was primarily a result of decreased R&D expenditures related to the substantial completion of our Phase II study in 2010, the loss on sale of R&D inventory sold during 2011, offset by increases in cost of sales related to the sale of normal source plasma primarily to Biotest, G&A legal and accounting fees attributed to the merger in  February 2012, in addition to increased compensation and stock-based compensation costs resulting from the option grants described above, compared to minimal stock-based compensation expenses during the second quarter of 2011.

Net Loss

Net loss decreased from $2,387,221 for the quarter ended June 30, 2011 to $1,206,715 for the quarter ended June 30 2012, for the reasons stated above.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Summary table

The following table presents a summary of the changes in the Company’s results of operations for the six months ended June 30, 2012 compared to the six months ended June 30, 2011:

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Percentage increase/ (decrease)
Revenues	$234,496	$-	100%
Cost of sales	$144,070	$-	100%
Gross profit	$90,426	$-	100%
Research and development expenses	$260,494	$386,581	(32.6%)
Loss on sale of research and development inventory	-	$1,934,630	(100%)
Plasma center operating expenses	$838,461	$740,716	13.2%
General and administrative expenses	$1,411,513	$671,218	110.3%
Total operating expenses	$2,510,468	$3,733,145	(32.8%)
Interest income	$9,990	$947	>100%
Interest expense	$11,592	$556,164	(97.9%)
Loss before income taxes	($2,421,644)	($4,288,362)	(43.5%)
Income tax benefit	$617,615	$320,765	92.5%
Loss before income taxes in plasma collection segment	($752,405)	($745,546)	(0.1%)
Loss before income taxes attributable to research and development	($260,494)	($2,321,211)	(88.8%)
Net loss	($1,804,029)	($3,967,597)	(54.5%)

Index

Revenue

The Company recorded revenue of $234,496 during the six months ended June 30, 2012 compared to none for the six months ended June 30, 2011 from the sale of blood plasma collected in its FDA approved Georgia-based blood plasma collection center. The revenue for the six months ended June 30, 2012 was primarily attributed to sales made pursuant to a plasma supply agreement entered into with Biotest during June 2012, under which Biotest  purchases normal source plasma from our Georgia facility to be used in their manufacturing. The Company has not generated any revenue from its therapeutics/research and development business.

Cost of Sales

Cost of sales were $144,070 for the six months ended June 30, 2012, with no cost of sales for the comparable period of 2011.  The cost of sales for the six months ended June 30, 2012 was related to the costs associated with the sale of normal source plasma.

Research and Development Expenses

R&D expenses were $260,494 for the six months ended June 30, 2012, a decrease of $126,087 from $386,581 for the six months ended June 30, 2011.  R&D expenses decreased primarily as a result of lower regulatory, consulting and salary costs during the six months ended June 30, 2012 compared to the six months ended June 30, 2011, which costs primarily related to the substantial completion of our Phase II clinical study in 2010.

During the six months ended June 30, 2012, there was no loss on the sale of R&D inventory as compared to a loss of $1,934,630 during the six months ended June 30, 2011, as a result of disposal of our inventory of high priced, high titer plasma that we previously acquired to conduct research and development for a different product.  The total amount of inventory sold at book value was $2,439,487, of which we received $504,857 in total net proceeds from the inventory sales, thus resulting in a loss on the sale of research and development inventory of $1,934,630 for the six months ended June 30, 2011.  We subsequently abandoned this research program and sold the high titer plasma to generate additional funds for operations.  This plasma, which was sold on a non-recurring basis, had not been collected at our plasma collection facility, but had been purchased from third parties.

Plasma Center Operating Expenses

Plasma center operating expenses were $838,461 for the six months ended June 30, 2012, an increase of $97,745 from $740,716 for the six months ended June 30, 2011.  Plasma center operating expenses consist of general and administrative overhead, including rent, maintenance and utilities, wages and benefits for center staff, plasma collection supplies, plasma transportation and storage (off-site) and computer software fees directly related to donor collections.  Plasma center expenses increased as a result of increased donor collections attributed to FDA approval of our plasma center in August 2011.  We expect that as plasma collection increases, our plasma center operating expenses will also increase accordingly.

Index

General and Administrative Expenses

G&A expenses were $1,411,513 for the six months ended June 30, 2012, an increase of $740,295 from $671,218 for the six months ended June 30, 2011.  G&A expenses increased primarily as a result of the February 2012 merger costs consisting of related legal and accounting fees, in addition to increases in compensation and stock-based compensation costs resulting from option grants to our President and CEO, Board members, CFO and employees during the six months ended June 30, 2012 to minimal stock-based compensation expenses during the six months ended June 30, 2011.

Total Operating Expenses

Total operating expenses were $2,510,468 for the six months ended June 30, 2012, a decrease of $1,222,677 from $3,733,145 for the six months ended June 30, 2011.  The decrease was primarily a result of decreased R&D expenditures related to the loss on sale of R&D inventory sold during 2011, the substantial completion of our Phase II study in 2010,  partially offset  by increases in cost of sales related to the sale of normal source plasma primarily to Biotest, G&A legal and accounting fees attributed to the merger in February 2012 in addition to increased compensation and stock-based compensation costs resulting from option grants to our President and CEO, Board members, CFO and employees during the six months ended June 30, 2012 compared to minimal stock-based compensation expenses during the six months ended June 30, 2011.

Other Income (Expense); Interest Income/ Expense

Interest income was $9,990 for the six months ended June 30, 2012, an increase of $9,043 from $947 for the six months ended June 30, 2011.  The increase was attributed to having higher cash reserves during the six months ended 2012 compared to the six months ended June 30, 2011 as a result of the 2012 Private Placement.  Interest expense was $11,592 for the six months ended June 30, 2012, a decrease of $544,572 from $556,164 for the six months ended June 30, 2011.  Interest expense decreased as a result of the conversion of the majority of our notes payable in December 2011.

Loss Before Income Taxes

Loss before income taxes was $2,421,644 for the six months ended June 30, 2012, a decrease of $1,866,718 from $4,288,362 for the six months ended June 30, 2011.  The decrease was primarily a result of decreased R&D expenditures related to the substantial completion of our Phase II study in 2010, the loss on sale of R&D inventory sold during 2011, partially offset by increases in cost of sales related to the sale of normal source plasma primarily to Biotest, G&A legal and accounting fees attributed to the merger in  February 2012, in addition to increased compensation and stock-based compensation costs resulting from option grants to our President and CEO, Board members, CFO and employees during the six months ended June 30, 2012 compared to minimal stock-based compensation expenses during the six months ended June 30, 2011.

Index

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

Net Loss

Net loss decreased from $3,967,597 for the six months ended June 30, 2011 to $1,804,029 for the six months ended June 30, 2012 for the reasons stated above.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $2,995,557 for the six months ended June 30, 2012.  The net loss for this period is lower than net cash used in operating activities by $1,191,528, which was primarily attributable to decreases in accounts payable and accrued expenses of $512,545 and $347,331, respectively, related to cash disbursements to vendors,  an increase of prepaid expenses of $248,920, primarily related to our director’s and officer’s insurance policy premiums for 2012 and an increase in accounts receivable for $220,096 related to sales of our normal source plasma during three months ended June 30, 2012.  The difference in net loss and cash used in operating activities was offset by depreciation and amortization of $91,847 and stock-based compensation of $200,349.  Net cash used in operating activities was $985,961 for the six months ended June 30, 2011.  The net loss for the six months ended June 30, 2011 was higher than net cash used in operating activities by $2,981,636, which was primarily attributable to a loss on the sale of research and development inventory of $1,934,630, the amortization of debt discount and beneficial conversion charges of $184,185, a decrease in inventories of $481,389, a decrease in other assets of $90,000, and an increase in accrued interest of $365,085, offset by an increase in accounts receivable of $87,076.

Net Cash Used in Investing Activities

Net cash used in investing activities was $56,151 for the six months ended June 30, 2012, attributable to computer hardware and software purchases, which were related to the expansion and upgrade of our information technology systems.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2012 was $15,851,725, attributable to the proceeds of $17,287,288 received from the private placement of our common stock on February 13, 2012, net of equity issuance costs of $1,230,355 and the repayment of our notes payable of $200,000.  Net cash provided by financing activities for the six months ended June 30, 2011 was $845,239, which was primarily related to the proceeds from notes payable.

Index

Liquidity and Capital Resources

Overview

We have had limited revenue from operations and we have incurred cumulative losses of $31,612,044 since inception.  We have funded our operations to date primarily from equity investments and loans from our primary stockholders.  We received net cash proceeds of approximately $15.7 million in the 2012 Financing, after the payment of all related expenses, including legal, printing, and travel expenses, the placement agent’s commissions and expense reimbursements, which amount does not include the secured promissory notes that were satisfied in exchange for shares of Former ADMA’s common stock in the 2012 Financing.

Based upon our projected revenue and expenditures for 2012 and 2013, management currently believes that the net proceeds of the February 2012 private placement, together with our previously-existing cash, will be sufficient to enable us to fund our operating expenses, research and development expenses and capital expenditures into the third quarter of 2013.  Because we do not anticipate receiving FDA approval for RI-001, until at the earliest, the second quarter of 2015, if at all, and would, therefore, not be able to generate revenues from the commercialization of RI-001 until after that date, we will have to raise additional capital prior to the third quarter of 2013 to continue product development and operations.  We are unable to predict with reasonable certainty when, if ever, we will generate revenues from the commercialization of RI-001 and, therefore, how much additional capital we will need to raise prior to the third quarter of 2013.  Furthermore, if our assumptions underlying our estimated revenues and expenses prove to be wrong, we may have to raise additional capital sooner than anticipated.  There can be no assurance that such funds, if available at all, can be obtained on terms acceptable to us.  Because of numerous risks and uncertainties associated with the research, development and future commercialization of our product candidate, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our anticipated clinical trials and development activities.  Our current estimates may be subject to change as circumstances regarding requirements further develop. We may decide to raise capital through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements.  We do not have any existing commitments for future external funding.  We may seek to sell additional equity or debt securities or obtain a bank credit facility.  The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders.  The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations.

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

As of June 30, 2012, we had working capital of $13,613,449, consisting primarily of $12,887,788 of cash and cash equivalents and $1,203,041 of inventories, offset by $790,869 in accounts payable.

Index

During January 2012, we received $617,615 from the sale of our State of New Jersey net operating losses through the New Jersey Economic Development Authority program.  We cannot make assurances that we will qualify under this program in future years, or even that the program will exist in future years.

Previous Debt Financings

For a description of Former ADMA’s notes, please see “Recent Financings - -Note Financings” in Amendment No. 3 to our current report on form 8-K filed with the SEC on June 22, 2012 and Amendment No. 4 to our Registration Statement on Form S-1 filed with the SEC on August 10, 2012.

Future Financing Needs

The net proceeds from the 2012 Financing are expected to be used to test plasma donors for RSV titers, collect and procure plasma, manufacture drug product, conduct clinical trial(s), and the remainder for payment of existing accounts payable, general and administrative expenses as well as other business activities and general corporate purposes, including for the payment of accrued expenses, premiums for directors’ and officers’ insurance and for the repayment of amounts owed to related parties as described in Note 3 to the unaudited condensed consolidated financial statements.

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

Index

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued certain accounting pronouncements as of June 30, 2012 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the quarter ended June 30, 2012 or that they will have a significant impact at the time they become effective.

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

While our significant accounting policies are more fully described in our Form 8-K/A filed with the SEC, on June 22, 2012, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

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

Index

For the purpose of valuing options and warrants granted to our employees, non-employees and directors and officers during the three and six months ended June 30, 2012, we used the Black-Scholes option pricing model.  We granted options to purchase an aggregate of 387,234 shares of common stock during the six months ended June 30, 2012.  Of the 387,234 options granted, 212,134 options were granted to our President and Chief Executive Officer, 66,292 options were granted to our Chief Financial Officer, 92,808 options in the aggregate were granted to our Board of Directors and 16,000 options in the aggregate were granted to non-executive employees.  To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of our awards.  We estimated the expected term of the options granted based on anticipated exercises in future periods assuming the success of our business model as currently forecasted.  The expected dividend yield reflects our current and expected future policy for dividends on our common stock.  The expected stock price volatility for our stock options was calculated by examining historical volatilities for similar publicly traded industry peers, since we do not have any trading history for our common stock.  We will continue to analyze the expected stock price volatility and expected term assumptions as more historical data for our common stock becomes available.  The Company has not experienced forfeitures of stock options and as such, has not established a forfeiture rate.  Since the stock options currently outstanding are primarily held by our senior management and directors, we will continue to evaluate the effects of such future potential forfeitures, as they may arise, to evaluate our estimated forfeiture rate.

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

As of the end of the period covered by this report, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures.  Based on their evaluation of our disclosure controls and procedures and as a result of the material weakness discussed below, management, including our principal executive officer and principal financial officer, have concluded that our disclosure controls and procedures were not effective as of June 30, 2012.

Specifically, our principal executive officer and our principal financial officer identified a material weakness in our financial reporting process with respect to the following matter:

Index

•	inadequate segregation of duties by management in the financial reporting area.

Changes in Internal Control Over Financial Reporting

Our management, including our principal executive officer and our principal financial officer, has evaluated changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2012, and has concluded that during such period, the following change in our internal controls over financial reporting has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.    We have remediated the following previously disclosed material weaknesses: (i) the financial statement closing process did not identify all journal entries that needed to be recorded and (ii) we had an inadequate level of accounting expertise among management to properly ensure that accounting transactions were properly recorded, such as the preparation of financial statements.  We have remediated these material weaknesses through, among other things, the recent hiring of a Chief Financial Officer with requisite accounting expertise in providing for the accuracy and proper recording of accounting transactions and the timely preparation and closing of financial statements.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Except as disclosed in Amendment No. 3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2012 there were no unregistered sales of equity securities during the period covered by this report.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit Number	Description

10.13
Employment Agreement, dated as of April 30, 2012, by and between ADMA Biologics, Inc. and Brian Lenz.  Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 3, 2012.

Index

10.14
Modification and Release Agreement dated June 15, 2012, between ADMA Biologics, Inc. and Rodman & Renshaw, LLC.  Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 21, 2012.

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

101
The following materials from ADMA Biologics, Inc. Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Condensed Statements of Operations for the three and six months ended June 30, 2012 and 2011,  (iii) Condensed Statements of Changes in Stockholders' Equity for the six months ended June 30, 2012, (iv) Condensed Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (v) Notes to the Unaudited Condensed Financial Statements.*

_____________

*
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

ADMA Biologics, Inc.

Date: August 14, 2012	By:	/s/ Adam S. Grossman
		Name:	Adam S. Grossman
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2012	By:	/s/ Brian Lenz
		Name:	Brian Lenz
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Index

EXHIBIT INDEX

Exhibit Number	Description

10.13
Employment Agreement, dated as of April 30, 2012, by and between ADMA Biologics, Inc. and Brian Lenz.  Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 3, 2012.

10.14
Modification and Release Agreement dated June 15, 2012, between ADMA Biologics, Inc and Rodman & Renshaw, LLC.  Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 21, 2012.

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

101
The following materials from ADMA Biologics, Inc. Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Condensed Statements of Operations for the three and six months ended June 30, 2012 and 2011,  (iii) Condensed Statements of Changes in Stockholders' Equity for the six months ended June 30, 2012, (iv) Condensed Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (v) Notes to the Unaudited Condensed Financial Statements.*

_____________

*
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