Form 10-Q
period 2012-09-30
ADMA BIOLOGICS, INC.
filed 2012-11-13
CIK 1368514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-52120

ADMA BIOLOGICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	56-2590442
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

65 Commerce Way, Hackensack, New Jersey	07601
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares outstanding of the issuer’s common stock, as of November 12, 2012 was 4,622,831.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

i

Index

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012 (Unaudited)	December 31, 2011 (Note 1)
ASSETS
Current Assets
Cash and Cash Equivalents	$10,720,397	$87,771
Accounts Receivable	61,897	-
Inventories	1,009,687	1,147,345
Prepaid Expenses	189,596	59,244
Total Current Assets	11,981,577	1,294,360
Property and Equipment, Net	803,709	860,932

Other Assets
Equity Issuance Costs	-	421,077
Restricted Cash	426,963	336,963
Deposits	12,577	12,577
Total Other Assets	439,540	770,617

TOTAL ASSETS	$13,224,826	$2,925,909

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$890,762	$1,303,414
Accrued Expenses	502,594	526,924
Accrued Interest	-	10,781
Current Portion of Leasehold Improvement Loan	10,177	10,576
Notes Payable – Related Parties	-	450,000
Total Current Liabilities	1,403,533	2,301,695

Deferred Rent Liability	133,142	149,785
Leasehold Improvement Loan	81,111	88,613

TOTAL LIABILITIES	1,617,786	2,540,093

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock - $0.001 par value: 10,000,000 and 8,221,678 shares authorized, 0 and 8,221,678 shares issued and outstanding with a liquidation preference of $0 and $31,959,545 at September 30, 2012 and December 31, 2011, respectively	-	8,222
Common Stock - $0.0001 and $0.001 par value: 75,000,000 and 6,500,000 authorized, 4,654,303 and 408,589 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	465	409
Additional Paid-In Capital	46,464,366	30,185,200
Accumulated Deficit	(34,857,791)	(29,808,015)
TOTAL STOCKHOLDERS’ EQUITY	11,607,040	385,816
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,224,826	$2,925,909

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30, 2012	For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011

REVENUES	$360,338	$-	$594,834	$-

Cost of sales	144,691	-	288,761	-

Gross profit	215,647	-	306,073	-

OPERATING EXPENSES

Research and development expenses	1,940,637	56,607	2,201,131	443,188

Loss on sale of research and development inventory	-	-	-	1,934,630

Plasma center operating expenses	489,300	450,527	1,327,761	1,191,243

General and administrative expenses	1,034,530	261,030	2,446,043	932,248

TOTAL OPERATING EXPENSES	3,464,467	768,164	5,974,935	4,501,309

LOSS FROM OPERATIONS	(3,248,820)	(768,164)	(5,668,862)	(4,501,309)

OTHER INCOME (EXPENSE), NET	3,073	(212,913)	1,471	(768,130)

LOSS BEFORE INCOME TAXES	(3,245,747)	(981,077)	(5,667,391)	(5,269,439)

State income tax benefit	-	-	617,615	320,765
NET LOSS	$(3,245,747)	$(981,077)	$(5,049,776)	$(4,948,674)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.70)	$(2.79)	$(1.27)	$(14.08)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	4,654,303	351,535	3,988,005	351,535

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY (Unaudited)
For the Nine Months Ended September 30, 2012

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance - January 1, 2012	8,221,678	$8,222	408,589	$409	$30,185,200	$(29,808,015)	$385,816

Conversion of preferred shares and accumulated dividends	(8,221,678)	(8,222)	2,364,553	2,364	5,858	-	-

Conversion of notes payable and accrued interest into common stock in private placement			27,369	27	262,713	-	262,740

Common stock sold in private placement, net of expenses			1,800,759	1,801	15,597,915	-	15,599,716

Common stock retained by stockholders of shell company as part of reverse merger	-	-	53,033	53	(53)	-	-

Effects of change in par value from $0.001 to $0.0001 as a result of the reverse merger				(4,189)	4,189		-

Stock-based compensation	-	-	-	-	408,544	-	408,544

Net loss	-	-	-	-	-	(5,049,776)	(5,049,776)

Balance – September 30, 2012	-	$-	4,654,303	$465	$46,464,366	$(34,857,791)	$11,607,040

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,049,776)	$(4,948,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	140,743	166,161
Loss on sale of research and development inventory	-	1,934,630
Stock based compensation	408,544	19,623
Amortization of debt discount and beneficial conversion charge	-	184,185
Changes in operating assets and liabilities:
Accounts receivable	(61,897)	-
Inventories	137,658	481,389
Prepaid expenses	(130,352)	(35,504)
Other assets	(90,000)	90,000
Accounts payable	(412,652)	92,404
Accrued expenses	(24,330)	39,706
Accrued interest	1,959	575,173
Deferred rent liability	(16,642)	(16,642)
Net cash used in operating activities	(5,096,745)	(1,417,549)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(83,521)	-
Net cash used in investing activities	(83,521)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of note payable conversion	17,287,288	-
Proceeds from convertible notes payable	-	1,200,000
Payment of equity issuance costs	(1,266,495)	-
Payments on notes payable	(200,000)	-
Payments of leasehold improvement loan	(7,901)	(7,224)
Net cash provided by financing activities	15,812,892	1,192,776
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,632,626	(224,773)
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	87,771	228,971
CASH AND CASH EQUIVALENTS – END OF PERIOD	$10,720,397	$4,198
Cash paid for interest	$3,820	$9,984
Supplemental Disclosure of Noncash Financing Activities:
Conversion of notes payable and accrued interest into common stock	$262,740	$-
Reclassification of equity issuance costs to additional paid-in capital	$421,077	$-
Stock retained by stockholders of shell company	$53	$-

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011

1.	ORGANIZATION AND BUSINESS

ADMA Biologics, Inc. (“ADMA” or the “Company”) develops and commercializes human plasma and plasma-derived therapeutics. ADMA focuses on developing and commercializing plasma-derived human immune globulins through its wholly-owned subsidiary, ADMA Plasma Biologics, Inc. founded in 2004.  ADMA is based in Hackensack, New Jersey.  In addition, ADMA operates ADMA Bio Centers of Georgia. This wholly-owned subsidiary is a Delaware corporation that was formed on April 3, 2008.  ADMA Bio Centers of Georgia is an FDA-licensed source plasma collection facility located in Norcross, Georgia.

The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future.  The Company has needed to raise capital from the sales of its securities to sustain operations.

On February 13, 2012, R&R Acquisition VI, Inc., a Delaware corporation (“ParentCo”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among ParentCo, ADMA Biologics, Inc., a privately-held Delaware corporation (“Former ADMA”), and ADMA Acquisition Sub, Inc., a Delaware corporation and wholly-owned subsidiary of ParentCo (“Acquisition Sub”).  Upon the closing of the merger transaction contemplated under the Merger Agreement (the “Merger”), Acquisition Sub was merged with and into Former ADMA, and Former ADMA, as the surviving corporation in the Merger, became a wholly-owned subsidiary of ParentCo.  ParentCo’s corporate name was changed to ADMA Biologics, Inc. and the name of Former ADMA was changed to ADMA Plasma Biologics, Inc.  Prior to the transactions contemplated by the Merger Agreement with Former ADMA, there were no material relationships between ParentCo and Former ADMA, or any of their respective affiliates, directors or officers, or any associates of their respective directors or officers.  For accounting purposes, the Merger was accounted for as a reverse acquisition, with Former ADMA as the accounting acquiror (legal acquiree) and ParentCo as the accounting acquiree (legal acquiror).  Consequently, the historical financial information of Former ADMA became the historical financial information of ParentCo.  Unless the context otherwise requires, all references in this report to the “Company," “ADMA," "we," "us" and "our" refer to the business of the combined company after the Merger and to the business of Former ADMA prior to the Merger.  Unless the context otherwise requires, the information contained in this report gives effect to the consummation of the Merger on February 13, 2012.

In February 2012, Former ADMA completed a private placement (the “2012 Financing” or Private Investment in Public Equity, or “PIPE”) to raise gross proceeds of $17.3 million in cash in connection with, and immediately prior to the closing of the Merger. In the 2012 Financing, Former ADMA issued 1,828,128 shares of its common stock at a price per share of $9.60 to accredited investors pursuant to a securities purchase agreement dated February 13, 2012 (the “Securities Purchase Agreement”).  In lieu of repayment of senior secured promissory notes in the aggregate principal amount of $250,000 (plus $12,740 in accrued interest), the aggregate amount of unpaid principal and interest on the notes was invested by the holders of such notes in the 2012 Financing in exchange for shares of Former ADMA’s common stock. Immediately prior to the Merger, (i) 3,386,454 shares of Series A preferred stock of Former ADMA were converted into 11,243,748 shares of Former ADMA’s common stock after giving effect to cumulative anti-dilution adjustments and accrued dividends, and 4,835,224 shares of Former ADMA’s Series A preferred stock issued in December 2011 upon the conversion of convertible notes were converted into an equal number of shares of Former ADMA’s common stock and (ii) the shares of common stock of Former ADMA were reverse split at a ratio of 1-for-6.8 (the “Reverse Split”). All of the then issued and outstanding shares of Former ADMA’s common stock, including the common stock issued in the 2012 Financing and including the shares of Former ADMA’s Series A preferred stock converted as described above, were automatically exchanged into 4,601,270 shares of ParentCo’s common stock at a 1:1 exchange ratio.  All warrants, options and other rights to purchase or acquire shares of Former ADMA’s common stock outstanding immediately prior to the Merger, including the warrants issued to the placement agent in the 2012 Financing (the “Placement Agent Warrants”) and including the additional options granted to Adam S. Grossman, CEO, under his new employment agreement, were converted into warrants, options or other rights, as the case may be, to purchase an aggregate of 383,380 shares of ParentCo’s common stock at the same exercise prices, and 2,446,967 of the 2,500,000 shares of ParentCo’s common stock held by the stockholders of ParentCo immediately prior to the Merger were canceled such that these stockholders hold 53,033 shares of common stock, not including the 87,865 shares issuable upon exercise of the Placement Agent Warrants, held by an affiliate of one of such stockholders as of September 30, 2012.  See Note 7, Subsequent Event, pertaining to the change of ownership in ParentCo’s common stock.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011

The net cash proceeds from the 2012 Financing, after the payment of all expenses related to the 2012 Financing and the Merger, including legal, printing and travel expense, the Placement Agent’s cash fee and expense reimbursement and miscellaneous were approximately $15.6 million, not including in such proceeds the senior secured promissory notes that were satisfied in exchange for shares of Former ADMA’s common stock in the 2012 Financing.  Based upon the Company’s projected revenue and expenditures for 2012 and 2013, management currently believes that current cash balance will be sufficient to enable the Company to fund its operating expenses, research and development expenses and capital expenditures into the third quarter of 2013.   Because the Company does not anticipate receiving Food and Drug Administration (“FDA”) approval for RI-001, until at the earliest, the second half of 2015, if at all, and would, therefore, not be able to generate revenues from the commercialization of RI-001, its lead product candidate, until after that date, the Company will have to raise additional capital prior to the third quarter of 2013 to continue product development and operations.  The Company is unable to predict with reasonable certainty when it will generate revenues from the commercialization of RI-001 and, therefore, how much additional capital it will need to raise prior to the third quarter of 2013.  Furthermore, if the Company’s assumptions underlying its estimated expenses and revenues prove to be wrong, it may have to raise additional capital sooner than anticipated.  There can be no assurance that such funds, if available at all, can be obtained on terms acceptable to the Company.  Due to numerous risks and uncertainties associated with the research, development and future commercialization of its product candidate, the Company is unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with its anticipated clinical trials and development activities.  The Company’s current estimates may be subject to change as circumstances regarding requirements further develop. The Company may decide to raise capital through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements.  The Company does not have any existing commitments for future external funding.  The Company may seek to sell additional equity or debt securities or obtain a bank credit facility.  The sale of additional equity or debt securities, if convertible, could result in dilution to the Company’s stockholders.  The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict its operations.

Additional equity or debt financing, grants, or corporate collaboration and potential licensing arrangements may not be available on acceptable terms, if at all.  If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate the Company’s research and development programs, reduce the Company’s planned clinical trials and delay or abandon potential commercialization efforts of the Company’s lead product candidate.  The Company may be required to obtain loans or raise additional funds to meet long-term obligations and continue operations. There can be no assurance that such funds, if available at all, can be obtained on terms acceptable to the Company. As of September 30, 2012, the Company had $10.7 million in cash and cash equivalents.

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

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation
The accompanying condensed consolidated financial statements include the accounts of ADMA Biologics, Inc.  and its wholly-owned subsidiaries, ADMA Plasma Biologics, Inc. and ADMA Bio Centers of Georgia. All significant intercompany transactions and balances have been eliminated in consolidation.

The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) which in the opinion of management are necessary to present fairly the consolidated financial position of the Company as of September 30, 2012 and its results of operations and cash flows for the three and nine months ended September 30, 2012 and 2011.  The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.  These interim financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Forms 8-K/A and S-1/A filed with the SEC on June 22, 2012 and August 10, 2012, respectively.

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

Inventories
Plasma inventories (both plasma intended for resale and plasma intended for internal use in the Company's research and development activities) are carried at the lower of cost or market value determined on the first-in, first-out method.  Once the research and development plasma is processed to a finished product for ongoing trials, it is then expensed to research and development.  Inventory at September 30, 2012 and 2011 consists of raw materials.  Inventory also includes plasma collected at the Company’s FDA licensed plasma collection center.

Certain plasma that had been purchased for the use in research and development was sold during the nine months ended September 30, 2011 for net proceeds of $504,857 and the Company recorded a loss of $1,934,630 for the period.  The total amount of inventory sold at book value was $2,439,487.  The plasma had been purchased from third parties specifically for use in research and development activities.  It had not been collected at the Company’s plasma collection center and was not sold in the ordinary course of business.  Therefore, the sale was not recorded as revenue with related cost of sales, but was instead recorded as a loss on sale.

Revenue recognition
Revenue from the sale of human plasma collected at the Company’s plasma collection center and plasma-derived medicinal products is recognized at the time of transfer of title and risk of loss to the customer, which usually occurs at the time of shipment.  Revenue is recognized at the time of delivery if the Company retains the risk of loss during shipment.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011

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

Earnings (loss) per common share
Net loss per share in 2011 was determined in accordance with the two-class method.  This method is used for computing basic net loss per share when companies have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company.  Under the two-class method, net loss is allocated between common shares and other participating securities based on their participation rights in both distributed and undistributed earnings.  The Company’s Series A preferred stock were participating securities, since the stockholders were entitled to share in dividends declared by the Board of Directors with the common stock based on their equivalent common shares.

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Because the holders of the Series A preferred stock were not contractually required to share in the Company’s losses, in applying the two-class method to compute basic net loss per common share, no allocation to preferred stock was made for the three and nine months ended September 30, 2011 and no preferred stock was outstanding during the three months ended September 30, 2012.

Diluted net income per share is calculated by dividing net income attributable to common stockholders as adjusted for the effect of dilutive securities, if any, by the weighted average number of common stock and dilutive common stock outstanding during the period.  Potential common shares include the shares of common stock issuable upon the exercise of outstanding stock options and a warrant (using the treasury stock method) and the conversion of the shares of Series A preferred stock (using the more dilutive of the (a) as converted method or (b) the two–class method).  Potential common shares in the diluted net income per share computation are excluded to the extent that they would be anti-dilutive.  No potentially dilutive securities are included in the computation of any diluted per share amounts as the Company reported a net loss for all periods presented.  Potentially dilutive securities that would be issued upon conversion of convertible notes, conversion of Series A  preferred stock, and the exercise of outstanding warrants and stock options, were 0.7 million and 1.9 million as of September 30, 2012 and 2011, respectively.

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

During the three months ended September 30, 2012, options to purchase an aggregate of 119,325 shares of common stock were issued to a Board member and the Company’s Chief Scientific Officer/Chief Medical Officer and during the nine months ended September 30, 2012, a total of 506,559 options were issued to employees and Board members.  No options to purchase shares of common stock were granted during the three and nine months ended September 30, 2011.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011

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

Common stock
Former ADMA was originally organized as an S corporation and issued 100 shares of stock at a par value of $0.01 each. On July 16, 2007, Former ADMA merged into a C corporation and, concurrent with this merger, each of the shares of stock of the terminating S corporation converted into 23,904.38 shares of common stock of the C corporation, resulting in a total of 351,535 shares outstanding. Since the shareholders of the S corporation became the majority shareholders of the C corporation, this was accounted for as a reverse merger.  Accordingly, the pre-merger financial statements of the S corporation have become the historical financial statements of the C corporation.

Upon conversion of Former ADMA from an S corporation to a C corporation, Former ADMA increased its authorized common stock to 6,500,000 shares with a par value of $0.001 per share and authorized 3,400,000 shares of Series A preferred (Series A shares), with a par value of $0.001 per share. On July 17, 2007, Former ADMA completed a private placement and raised gross proceeds of $17,000,000 from the sale of 3,386,454 Series A convertible preferred shares at a sale price of $5.02 per share.

The 2012 Financing resulted in Former ADMA raising gross proceeds of $17.3 million in cash in connection with and immediately prior to the closing of the Merger. In the 2012 Financing, Former ADMA issued 1,828,128 shares of Former ADMA’s common stock at a price per share of $9.60 to accredited investors pursuant to a Securities Purchase Agreement. In lieu of repayment of senior secured promissory notes in the aggregate principal amount of $250,000 (plus $12,740 in accrued interest), the aggregate amount of unpaid principal and interest on the notes was invested by the holders of such notes in the 2012 Financing in exchange for shares of Former ADMA’s common stock.  The net cash proceeds from the 2012 Financing, after the payment of all expenses related to the 2012 Financing, approximated $15.6 million.

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

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011

Immediately prior to the Merger, 3,386,454 shares of Series A preferred stock of Former ADMA were converted into 11,243,748 shares of Former ADMA’s common stock after giving effect to cumulative anti-dilution adjustments and accrued dividends, and 4,835,224 shares of Former ADMA’s Series A preferred stock issued in December 2011 upon the conversion of convertible notes were converted into an equal number of shares of Former ADMA’s common stock, and the shares of common stock of Former ADMA were reverse split at a ratio of 1-for-6.8 (the “Reverse Split”).  In the Merger, all of the then issued and outstanding shares of Former ADMA’s common stock were automatically exchanged into 4,601,270 shares of ParentCo’s common stock, with a par value of $0.0001 per share, and all warrants, options and other rights to purchase or acquire shares of Former ADMA’s common stock outstanding immediately prior to the Merger, including the Placement Agent Warrants and the additional options granted to Adam S. Grossman, CEO, under his new employment agreement, were converted into warrants, options or other rights, as the case may be, to purchase an aggregate of 383,380 shares of ParentCo’s common stock at the same exercise prices; and 2,446,967 of the 2,500,000 shares of ParentCo’s common stock held by the stockholders of ParentCo immediately prior to the Merger were canceled such that these stockholders now hold 53,033 shares of common stock, not including the 87,865 shares issuable upon exercise of the Placement Agent Warrants, held by an affiliate of one of such stockholders.  See  Note 7, Subsequent Event, pertaining to the change of ownership in ParentCo’s common stock.

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

The Company records compensation expense associated with stock options and other forms of equity compensation using the Black-Scholes option-pricing model and the following assumptions:

Nine Months Ended September 30, 2012
Expected Term	6.25 years
Volatility	82-84%
Dividend yield	0.0%
Risk-free interest rate	0.97-1.62%

Guidance for stock-based compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company currently estimates there will be no forfeitures of options.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011

A summary of the Company’s option and warrant activity under the Plan and related information is as follows:

	Nine Months Ended September 30, 2012
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	83,378	$3.33
Forfeited	-	$-
Granted	506,559	$9.60
Outstanding at end of period and expected to vest	589,937	$8.71
Options exercisable	142,248	$6.01
Weighted-average fair value of options granted during the period		$6.82

The weighted average remaining contractual life of stock options outstanding and expected to vest at September 30, 2012 is 8.9 years.  The weighted average remaining contractual life of stock options exercisable at September 30, 2012 is 6.8 years.

Stock-based compensation expenses for the three and nine months ended September 30, 2012 and 2011 was:

	Three months ended September 30,
	2012	2011
Research and development	$43,178	$769
General and administrative	165,017	1,850
Total stock-based compensation expense	$208,195	$2,619

	Nine months ended September 30,
	2012	2011
Research and development	$49,446	$2,283
General and administrative	359,098	17,340
Total stock-based compensation expense	$408,544	$19,623

As of September 30, 2012, the total compensation expense related to unvested options not yet recognized totaled $3,050,944. The weighted-average vesting period over which the total compensation expense will be recorded related to unvested options not yet recognized at September 30, 2012 was approximately 3.5 years.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011

5.	RELATED PARTY TRANSACTIONS

The Company leases an office building and equipment from an entity owned by related parties on a month-to-month basis.  Rent expense amounted to $24,112 and $72,336 for the three and nine months ended September 30, 2012 and 2011, respectively.

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

Summarized financial information concerning reportable segments is shown in the following table:

Three Months Ended September 30, 2012	Plasma Collection Center	Research and Development		Corporate		Consolidated
Revenues	$360,338	$	---	$	---	$360,338
Cost of sales	144,691		---		---	144,691
Gross profit	215,647		---		---	215,647
Loss from operations	(273,653)		(1,940,637)		(1,034,530)	(3,248,820)
Other income (expense)	(2,095)		---		5,168	3,073
Loss before income taxes	(275,748)		(1,940,637)		(1,029,362)	(3,245,747)
Property and equipment, net	701,637		16,306		85,766	803,709
Depreciation and amortization expense	40,517		4,206		4,173	48,896

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011

Three Months Ended
September 30, 2011
Revenues	$	---	$	---	$	---	$	----
Cost of sales		---		---		---		----
Gross profit		---		---		---		----
Loss from operations		(450,527)		(56,607)		(261,030)		(768,164)
Other income (expense)		(2,325)		----		(210,588)		(212,913)
Loss before income taxes		(452,852)		(56,607)		(471,618)		(981,077)
Property and equipment, net		869,829		33,460		11,709		914,998
Depreciation and amortization expense		49,500		4,400		1,000		54,900

Nine Months Ended September 30, 2012	Plasma Collection Center	Research and Development		Corporate		Consolidated
Revenues	$594,834	$	---	$	---	$594,834
Cost of sales	288,761		---		---	288,761
Gross profit	306,073		---		---	306,073
Loss from operations	(1,021,688)		(2,201,131)		(2,446,043)	(5,668,862)
Other income (expense)	(6,465)		---		7,936	1,471
Loss before income taxes	(1,028,153)		(2,201,131)		(2,438,107)	(5,667,391)
Property and equipment, net	701,637		16,306		85,766	803,709
Depreciation and amortization expense	121,553		12,618		6,572	140,743

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011

Nine Months Ended
September 30, 2011
Revenues	$	---	$	---	$	---	$	----
Cost of sales		---		---		---		----
Gross profit		---		---		---		----
Loss from operations		(1,191,243)		(2,377,818)		(932,248)		(4,501,309)
Other income (expense)		(7,155)		---		(760,975)		(768,130)
Loss before income taxes		(1,198,398)		(2,377,818)		(1,693,223)		(5,269,439)
Property and equipment, net		869,829		33,460		11,709		914,998
Depreciation and amortization expense		148,500		14,861		2,800		166,161

The “Corporate” column includes general and administrative overhead expenses.  The column for Research and Development expense includes the loss on sale of research and development inventory incurred during the nine months ended September 30, 2011.

Property and equipment, net, included in the “Corporate” column above includes assets related to corporate and support functions.

7.	SUBSEQUENT EVENT

On October 1, 2012, the Company and Rodman & Renshaw, LLC, entered into a Securities Purchase Agreement (“SPA”) whereby the Company purchased 31,472 shares of common stock, par value $0.0001 per share, for $150,000 from Rodman & Renshaw, LLC.  The shares of common stock purchased by the Company had originally been issued to R&R Investments IV, Inc., an affiliate of Rodman & Renshaw, LLC.    See Note 1, Organization and Business for additional information regarding the Merger and the 2012 Financing.  These shares of common stock were retired, thus reducing the total shares of common stock outstanding from 4,654,303 to 4,622,831.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the nine and three months ended September 30, 2012 and 2011 and with our Forms 8-K/A and S-1/A filed with the Securities and Exchange Commission, or the SEC, on June 22, 2012 and August 10, 2012, respectively, as they may be amended.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.   Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance or achievements, and may contain the words “estimate,” “project,” “intend,” “forecast,” “anticipate,” “plan,” “planning,” “expect,” “believe,” “will,” “will likely,” “should,” “could,” “would,” “may” or, in each case, their negative, or words or expressions of similar meaning.  These forward-looking statements include, but are not limited to, statements concerning the timin/g, progress and results of the clinical development, regulatory processes, potential clinical trial initiations, potential investigational new product applications, biologics license applications, and commercialization efforts relating to the Company's product candidate(s).  The forward-looking statements contained in this report represent the Company’s estimates and assumptions only as of the date of this report and the Company undertakes no duty or obligation to update or revise publicly any forward-looking statements contained in this report as a result of new information, future events or changes in the Company’s expectations, except as required by applicable law or rules.  Forward-looking statements are subject to many risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in Amendment No. 3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2012 and Amendment No. 4 to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 10, 2012, as they may be amended.

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

Our lead product candidate, RI-002, an improved formulation of RI-001, is a plasma-derived, polyclonal, IGIV which also contains standardized high levels of antibodies against respiratory syncytial virus, or RSV, and we are pursuing an indication for the use of this IGIV product for treatment of patients who are diagnosed with primary immunodeficiency disease, or PIDD.  RI-002 is manufactured using the same contract manufacturing facility as RI-001.  RI-002 is a polyclonal human IGIV product candidate which means that the IGIV contains a wide array of antibodies that are obtained from different B-cell resources.  Polyclonal antibodies are the primary component of IGIV products.  PIDD is a disorder that causes a person’s immune system not to function properly.  PIDD is caused by hereditary or genetic defects and can affect anyone regardless of age or gender.  There are varying types of PIDD ranging from mild to severe cases and there are approximately 250,000 patients living with PIDD in the United States.1

Our current development plan for RI-002 is to file an Investigational New Drug application or IND, during the fourth quarter of 2012.  Once the IND is accepted by the Food and Drug Administration, or FDA, we plan on conducting a pivotal Phase III clinical trial for RI-002 in order to progress toward FDA approval for the treatment of patients with PIDD.  Our planned Phase III clinical study is a single arm, open label study, of which 60-70 patients are expected to be recruited with 12 months of treatment and a 30 day follow up.  The Phase III study’s primary endpoint will be a serious infection rate per person of less than 1 and the secondary endpoint will be safety.  The FDA may require additional Phase III trials and Phase IV trials after this planned Phase III trial, and it is possible that the FDA may never grant approval of RI-002 for this or any other indication.

______________________
1. Journal of Clinical Immunology 2007 Sep; 27(5):497-502. Epub 2007 Jun 19.

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

We have been developing RI-001 internally since 2004.  As part of the development process, we have established, qualified and validated its proprietary microneutralization assay, which is the basis for the manufacturing of our newly formulated RI-002, an improved formulation of RI-001.  Our functional assay provides us with the ability to select and screen a wide array of source plasma donors to identify those donors who have an appropriately elevated level of neutralizing RSV antibodies for inclusion in the manufacturing process for RI-002.  We have performed internal analysis on the appropriate titer, or anti-RSV antibody level, that a source plasma donor must have.

Our Product Candidate

RI-002

RI-002 is a plasma-derived, polyclonal human IGIV product candidate, which also has standardized high levels of antibodies against RSV.  RI-002 is an improved formulation of RI-001.  RI-002 is manufactured using the same contract manufacturing facility as RI-001.  By using our proprietary assay, we are able to identify plasma donors with elevated amounts of RSV antibodies, measure these donors’ plasma RSV levels and formulate RI-002 with standardized high levels of RSV antibodies.  In addition, by using our proprietary assay to monitor RI-002 during manufacturing and stability studies, we were able to demonstrate consistent lot-to-lot RSV potency.  To our knowledge, at the present time there is no other IGIV product on the market with respect to which the label or manufacturer discloses that it contains standardized high levels of RSV antibodies and that is produced with reported consistent lot-to-lot potency.  We, therefore, believe that RI-002 will be differentiated from currently marketed IGIV products because of our proprietary methods of selecting and screening plasma donors and the monitoring and testing procedures it employs during manufacturing.

Background on Primary Immunodeficiency Disease and Respiratory Syncytial Virus

PIDD is a class of inherited disorders characterized by defects in the immune system, due to either a lack of necessary antibodies or a failure of these antibodies to function properly.  According to the World Health Organization, there are over 150 different presentations of PIDD.  Because patients suffering from PIDD lack a properly functioning immune system, they typically receive monthly, outpatient infusions of IGIV therapy.  Without this exogenous antibody immune support, these patients would be susceptible to a wide variety of infectious diseases.  PIDD has an estimated prevalence of 1:1,200 in the United States, or approximately 250,000 people.2

RSV is a common respiratory virus that often presents during the winter months of temperate climates.  Nearly all children will have been infected with RSV by 3 years of age, however, the immune systems of most healthy children prevent significant morbidity and mortality from the disease.  Conversely, in patients that are immunocompromised, such as those with PIDD or who have undergone a transplant and may be on immunosuppressive drugs, RSV infection can cause significant morbidity and mortality.

______________________
2. Journal of Clinical Immunology 2007 Sep; 27(5):497-502. Epub 2007 Jun 19.

Index

As noted in the medical literature, immunocompromised patients historically have had a 5% to 15% rate of RSV infection and, if left untreated, lower respiratory tract RSV infections in immunocompromised patients can result in a mortality rate of up to 40%.3

Financial Operations Overview

Revenue

As of September 30, 2012, we have generated $1,360,276 of revenue since inception from the sale of normal source human plasma collected at our plasma collection center and plasma-derived medicinal products.  Revenue is recognized at the time of transfer of title and risk of loss to the customer, which usually occurs at the time of shipment; however, revenue is recognized at the time of delivery if the Company retains the risk of loss during shipment.

Research and Development Expense

Research and development, or R&D, expense consists of:  clinical research organization and clinical trial costs related to our clinical trial, consulting expenses relating to regulatory affairs, quality control and manufacturing, assay development and ongoing testing costs, drug product manufacturing including the cost of plasma, plasma storage and transportation costs, as well as wages and benefits for employees directly related to the R&D of RI-002. All R&D is expensed as incurred.

The process of conducting pre-clinical studies and clinical trials necessary to obtain FDA approval is costly and time consuming.  The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, the quality of the product candidate’s early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability.  As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates.  Development timelines, probability of success and development costs vary widely.  We expect that our R&D expenses will increase for the remainder of 2012 as a result of our hiring of a Chief Scientific Officer/Chief Medical Officer and additional clinical operations staff, consultants and vendor requirements attributed to the development of RI-002 and our related clinical Phase III program.

General and Administrative Expense

General and administrative, or G&A expenses, consists of rent, maintenance and utilities, insurance, wages, stock-based compensation and benefits for senior management and staff unrelated to R&D, legal fees, accounting and auditing fees, information technology, travel and other expenses related to the general operations of the business.  We expect that our G&A expenses will increase for the remainder of 2012 as a result of our hiring of a Chief Financial Officer, or CFO and additional staff after becoming a publicly reporting company in February 2012.

______________________
3. Sources include: Small et al., 2002; Whimbey et al., 1996; Roghmann et al., 2003; Raboni et al., 2003; Ghosh et al., 2001. Full citations and publications are available upon request.

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

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Summary table

The following table presents a summary of the changes in our results of operations for the quarter ended September 30, 2012 compared to the quarter ended September 30, 2011:

	Quarter Ended September 30, 2012	Quarter Ended September 30, 2011	Percentage increase/ (decrease)
Revenues	$360,338	$-	100%
Cost of sales	$144,691	$-	100%
Gross profit	$215,647	$-	100%
Research and development expenses	$1,940,637	$56,607	>100%
Loss on sale of research and development inventory	$-	$-	-
Plasma center operating expenses	$489,300	$450,527	8.6%
General and administrative expenses	$1,034,530	$261,030	>100%
Total operating expenses	$3,464,467	$768,164	>100%
Other Income (Expense), Net	$3,073	($212,913)	>100%
Loss before income taxes	($3,245,747)	($981,077)	>100%
Income tax benefit	$-	$-	-
Loss before income taxes in plasma collection segment	($275,748)	($452,852)	(39.1%)
Loss before income taxes attributable to research and development	($1,940,637)	($56,607)	>100%
Net loss	($3,245,747)	($981,077)	>100%

Revenue

We recorded revenue of $360,338 during the quarter ended September 30, 2012 from the sale of blood plasma collected in our FDA licensed Georgia-based blood plasma collection center compared to no revenue for the quarter ended September 30, 2011.  The revenue for the quarter ended September 30, 2012 was primarily attributed to sales made pursuant to a plasma supply agreement entered into with Biotest Pharmaceuticals Corporation, or Biotest, during June 2012, under which Biotest purchases normal source plasma from our Georgia facility to be used in their manufacturing.  The Company has not generated any revenue from its therapeutics/research and development business.

Index

Cost of Sales

Cost of sales were $144,691 for the three months ended September 30, 2012, with no cost of sales for the comparable prior-year period.  The cost of sales for the quarter ended September 30, 2012 was related to the costs associated with the sale of normal source plasma.

Research and Development Expenses

R&D expenses were $1,940,637 for the three months ended September 30, 2012, an increase of $1,884,030 from $56,607 for the three months ended September 30, 2011.  R&D expenses increased compared to the quarter ended September 30, 2011, primarily as a result of higher manufacturing, testing, and regulatory costs in preparation for our upcoming Phase III clinical study as well as the recent appointment of our Chief Scientific Officer/Chief Medical Officer and related wages and stock-based compensation expense during the quarter ended September 30, 2012.

Plasma Center Operating Expenses

Plasma center operating expenses were $489,300 for the three months ended September 30, 2012, an increase of $38,773 from $450,527 for the three months ended September 30, 2011.  Plasma center operating expenses consist of general and administrative overhead including rent, maintenance and utilities, wages and benefits for center staff, plasma collection supplies, plasma transportation and storage (off-site) and computer software fees directly related to donor collections.  The increase in plasma center expenses was a result of increased donor collections during the quarter ended September 30, 2012, which was attributed to the FDA licensing of our plasma center in August 2011.  We expect that as plasma collection increases, our plasma center operating expenses will also increase accordingly.

General and Administrative Expenses

G&A expenses were $1,034,530 for the three months ended September 30, 2012, an increase of $773,500 from $261,030 for the three months ended September 30, 2011.  G&A expenses increased as a result of increases in compensation and stock-based compensation costs resulting from 2012 option grants to our President and CEO, Board members, our CFO who was recently appointed in May 2012, and other new hires during 2012 in addition to higher professional services fees and SEC filing fees as a result of becoming a public reporting company during the first quarter of 2012.

Total Operating Expenses

Total operating expenses were $3,464,467 for the three months ended September 30, 2012, an increase of $2,696,303 from $768,164 for the three months ended September 30, 2011, for the reasons stated above.

Other Income (Expense); Interest Income/ Expense

Interest income was $3,073 for the three months ended September 30, 2012, compared to interest (expense) of $212,913 for the three months ended September 30, 2011.  The increase in interest income was attributed to having higher cash balances during the third quarter 2012 compared to the third quarter 2011 as a result of the private placement of 1,800,000 shares of our common stock with gross proceeds in cash of $17,287,288 in February 2012.  The decrease of interest (expense) was a result of the conversion of our notes in December 2011 and February 2012.

Index

Loss Before Income Taxes

Loss before income taxes was $3,245,747 for the three months ended September 30, 2012, an increase of $2,264,670 from $981,077 for the three months ended September 30, 2011, for the reasons stated above.

Net Loss

Net loss increased to $3,245,747 for the quarter ended September 30, 2012 from $981,077 for the quarter ended September 30, 2012, for the reasons stated above.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011 Summary table:

The following table presents a summary of the changes in the Company’s results of operations for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011:

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Percentage increase/ (decrease)
Revenues	$594,834	$-	100%
Cost of sales	$288,761	$-	100%
Gross profit	$306,073	$-	100%
Research and development expenses	$2,201,131	$443,188	>100%
Loss on sale of research and development inventory	$-	$1,934,630	>(100%)
Plasma center operating expenses	$1,327,761	$1,191,243	11.5%
General and administrative expenses	$2,446,043	$932,248	>100%
Total operating expenses	$5,974,935	$4,501,309	32.7%
Other Income (Expense), Net	$1,471	($768,130)	>(100%)
Loss before income taxes	($5,667,391)	($5,269,439)	7.6%
Income tax benefit	$617,615	$320,765	92.5%
Loss before income taxes in plasma collection segment	($1,028,153)	($1,198,398)	(14.2%)
Loss before income taxes attributable to research and development	($2,201,131)	($443,188)	>100%
Net loss	($5,049,776)	($4,948,674)	(2.0%)

Index

Revenue

We recorded revenue of $594,834 during the nine months ended September 30, 2012 from the sale of normal source human plasma collected in our FDA licensed Georgia-based plasma collection center, compared to no revenues for the nine months ended September 30, 2011. The revenue for the nine months ended September 30, 2012 was primarily attributed to sales made pursuant to a plasma supply agreement entered into with Biotest during June 2012, under which Biotest purchases normal source plasma from our Georgia facility to be used in their manufacturing. We have not generated any revenue from its therapeutics/research and development business.

Cost of Sales

Cost of sales was $288,761 for the nine months ended September 30, 2012, with no cost of sales for the comparable prior-year period of 2011.  The cost of sales for the nine months ended September 30, 2012 related to the costs associated with the sales of normal source plasma.

Research and Development Expenses

R&D expenses were $2,201,131 for the nine months ended September 30, 2012, an increase of $1,757,943 from $443,188 for the nine months ended September 30, 2011.  R&D expenses increased compared to the quarter ended September 30, 2011, primarily as a result of higher manufacturing, testing and regulatory costs in preparation for our upcoming Phase III clinical study along with the recent appointment of our Chief Scientific Officer/Chief Medical Officer and related wages and stock-based compensation expense during the nine months ended September 30, 2012.

During the nine months ended September 30, 2012, there was no loss on the sale of R&D inventory as compared to a loss of $1,934,630 during the nine months ended September 30, 2011, as a result of disposal of our inventory of high priced, high titer plasma that we previously acquired to conduct research and development for a different product.  The total amount of inventory sold at book value was $2,439,487, of which we received $504,857 in total net proceeds from the inventory sales, thus resulting in a loss on the sale of research and development inventory of $1,934,630 for the nine months ended September 30, 2011.  We subsequently abandoned this research program and sold the high titer plasma to generate additional funds for operations.  This plasma, which was sold on a non-recurring basis, had not been collected at our plasma collection facility, but had been purchased from third parties.

Plasma Center Operating Expenses

Plasma center operating expenses were $1,327,761 for the nine months ended September 30, 2012, an increase of $136,518 from $1,191,243 for the nine months ended September 30, 2011.  Plasma center operating expenses consist of general and administrative overhead, including rent, maintenance and utilities, wages and benefits for center staff, plasma collection supplies, plasma transportation and storage (off-site) and computer software fees directly related to donor collections.  The increase in plasma center expenses was a result of increased donor collections during the nine months ended September 30, 2012, which was attributed to the FDA licensing of our plasma center in August 2011.  We expect that as plasma collection increases, our plasma center operating expenses will also increase accordingly.

Index

General and Administrative Expenses

G&A expenses were $2,446,043 for the nine months ended September 30, 2012, an increase of $1,513,795 from $932,248 for the nine months ended September 30, 2011.  G&A expenses increased as a result of higher compensation and stock-based compensation costs resulting from option grants to our President and CEO, Board members, our CFO who was recently appointed in May 2012, and other employees during 2012 in addition to increased professional services fees and SEC filing fees attributable to becoming a reporting company since February 2012.

Total Operating Expenses

Total operating expenses were $5,974,935 for the nine months ended September 30, 2012, an increase of $1,473,626 from $4,501,309 for the nine months ended September 30, 2011, for the reasons stated above.  The increase in total operating expenses was offset by a loss on the sale of R&D inventory of $1,934,630 during the nine months ended September 30, 2011, as a result of disposal of our inventory of high priced, high titer plasma that we previously acquired to conduct research and development for a different product.  The total amount of inventory sold at book value was $2,439,487, of which we received $504,857 in total net proceeds from the inventory sales, thus resulting in a loss on the sale of research and development inventory of $1,934,630 for the nine months ended September 30, 2011 compared to no loss on the sale of R&D inventory during the nine months ended September 30, 2012.  We subsequently abandoned this research program and sold the high titer plasma to generate additional funds for operations.  This plasma, which was sold on a non-recurring basis, had not been collected at our plasma collection facility, but had been purchased from third parties.

Other Income (Expense); Interest Income/ Expense

Interest income was $1,471 for the nine months ended September 30, 2012, compared to interest (expense) of $768,130 for the nine months ended September 30, 2011.  The increase in interest income was attributed to having higher cash reserves during the nine months ended September 30, 2012 compared to the comparable period in 2011 as a result of the private placement of 1,800,000 shares of our common stock with gross proceeds in cash of $17,287,288 in February 2012.  The decrease of interest (expense) was a result of the conversion of our notes in December 2011 and February 2012.

Loss Before Income Taxes

Loss before income taxes was $5,667,391 for the nine months ended September 30, 2012, an increase of $397,952 from $5,269,439 for the nine months ended September 30, 2011, for the reasons stated above.

State Income Tax Benefit

In January 2012 and 2011, we received $617,615 and $320,765, respectively, from the sale of our State of New Jersey net operating losses.  These losses were sold through the New Jersey Economic Development Authority Technology Business Tax Certificate Transfer Program.  Under the terms of this program, if we do not use the proceeds from these sales for costs incurred with operating our biotechnology business in New Jersey, we have to refund the face value of the proceeds.  If we do not maintain our headquarters or a base of operations in New Jersey during the five years following receipt of these proceeds (other than due to liquidation), we have to refund the face value of the proceeds less 20% for each year completed of the five year period.  We cannot make assurances that we will qualify under this program in future years or even that the program will exist in future years.

Index

Net Loss

Net loss was $5,049,776 for the nine months ended September 30, 2012 and $4,948,674 for the nine months ended September 30, 2011, for the reasons stated above.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $5,096,745 for the nine months ended September 30, 2012.  The net loss for this period is lower than net cash used in operating activities by $46,969, which was primarily attributable to decreases in accounts payable of $412,652 related to cash disbursements to vendors, a decrease in inventories of $137,658 and prepaid expenses of $130,352, primarily related to the costs of manufacturing of our product candidate RI-002 in preparation for its use in the expected Phase III clinical study and our director’s and officer’s insurance policy premiums for 2012, respectively, and an increase in accounts receivable of $61,897 related to sales of our normal source plasma during the three months ended September 30, 2012, offset by depreciation and amortization of $140,743 and stock-based compensation of $408,544.  Net cash used in operating activities was $1,417,549 for the nine months ended September 30, 2011.  The net loss for the nine months ended September 30, 2011 was higher than net cash used in operating activities by $3,531,125, which was primarily attributable to a loss on the sale of research and development inventory of $1,934,630, depreciation and amortization of $166,161, the amortization of debt discount and beneficial conversion charges of $184,185, a decrease in inventories of $481,389, a decrease in other assets of $90,000, and increases in accounts payable of $92,404 and accrued interest of $575,173.

Net Cash Used in Investing Activities

Net cash used in investing activities of $83,521 for the nine months ended September 30, 2012, was attributable to computer hardware and software purchases, which were related to the expansion and upgrade of our information technology systems.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $15,812,892 for the nine months ended September 30, 2012, was attributable to the proceeds of $17,287,288 received from the private placement of our common stock on February 13, 2012, net of equity issuance costs of $1,266,495 and the repayment of our notes payable of $200,000.  Net cash provided by financing activities for the nine months ended September 30, 2011 was $1,192,776, which was primarily related to the proceeds from notes payable.

Index

Liquidity and Capital Resources

Overview

We have had limited revenue from operations and we have incurred cumulative losses of $34,857,791 since inception.  We have funded our operations to date primarily from equity investments and loans from our primary stockholders.  We received net cash proceeds of approximately $15.6 million in the 2012 Financing, after the payment of all related expenses, including legal, printing, and travel expenses, the placement agent’s commissions and expense reimbursements, which amount does not include the secured promissory notes that were satisfied in exchange for shares of Former ADMA’s common stock in the 2012 Financing.

Based upon our projected revenue and expenditures for 2012 and 2013, management currently believes that the net proceeds of the February 2012 private placement, together with our previously-existing cash, will be sufficient to enable us to fund our operating expenses, research and development expenses and capital expenditures into the third quarter of 2013.  Because we do not anticipate receiving FDA approval for RI-002, until at the earliest, the second half of 2015, if at all, and would, therefore, not be able to generate revenues from the commercialization of RI-002 until after that date, we will have to raise additional capital prior to the third quarter of 2013 to continue product development and operations.  We are unable to predict with reasonable certainty when, if ever, we will generate revenues from the commercialization of RI-002 and, therefore, how much additional capital we will need to raise prior to the third quarter of 2013.  Furthermore, if our assumptions underlying our estimated revenues and expenses prove to be wrong, we may have to raise additional capital sooner than anticipated.  There can be no assurance that such funds, if available at all, can be obtained on terms acceptable to us.  Because of numerous risks and uncertainties associated with the research, development and future commercialization of our product candidate, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our anticipated clinical trials and development activities.  Our current estimates may be subject to change as circumstances regarding requirements further develop. We may decide to raise capital through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements.  We do not have any existing commitments for future external funding.  We may seek to sell additional equity or debt securities or obtain a bank credit facility.  The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders.  The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations or other financing alternatives.

Additional equity or debt financing, grants, or corporate collaboration and potential licensing arrangements may not be available on acceptable terms, if at all.  If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned clinical trials and delay or abandon potential commercialization efforts of our lead product candidate.  See also “Future Financing Needs” below.

As of September 30, 2012, we had working capital of $10,578,044, consisting primarily of $10,720,397 of cash and cash equivalents and $1,009,687 of inventories, offset by $1,393,356 in accounts payable and accrued expenses.

During January 2012, we received $617,615 from the sale of our State of New Jersey net operating losses through the New Jersey Economic Development Authority program.  We cannot make assurances that funding will be available for us in the future under this program.

Index

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

Our ability to continue as a going concern will be dependent on our ability to raise additional capital, to fund our research and development and commercial programs and meet our obligations on a timely basis.  If we are unable to successfully raise sufficient additional capital we will likely not have sufficient cash flow and liquidity to fund our business operations, forcing us to delay, discontinue or prevent product development and clinical trial activities or the approval of any of our potential products or curtail our activities and, ultimately, potentially cease operations.  Even if we are able to raise additional capital, such financings may only be available on unattractive terms, or could result in significant dilution of stockholders’ interests and, in such event, the value and potential future market price of our common stock may decline.  In addition, the incurrence of indebtedness would result in increased fixed obligations and could result in covenants that would restrict our operations or other financing alternatives.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued certain accounting pronouncements as of September 30, 2012 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the quarter ended September 30, 2012 or that they will have a significant impact at the time they become effective.

Index

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

For the purpose of valuing options and warrants granted to our employees, non-employees and directors and officers during the three and nine months ended September 30, 2012, we used the Black-Scholes option pricing model.  We granted options to purchase an aggregate of 506,559 shares of common stock during the nine months ended September 30, 2012.  Of the 506,559 options granted, 212,134 options were granted to our President and Chief Executive Officer, 106,067 options were granted to our Chief Scientific Officer/Chief Medical Officer, 66,292 options were granted to our Chief Financial Officer, 106,066 options in the aggregate were granted to our Board of Directors and 16,000 options in the aggregate were granted to non-executive employees.  To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of our awards.  The expected term of the options granted is in accordance with Staff Accounting Bulletin 107 which is based the average between vesting terms and contractual terms.  The expected dividend yield reflects our current and expected future policy for dividends on our common stock.  The expected stock price volatility for our stock options was calculated by examining historical volatilities for similar publicly traded industry peers, since we do not have any trading history for our common stock.  We will continue to analyze the expected stock price volatility and expected term assumptions as historical data for our common stock becomes available.  The Company has not experienced forfeitures of stock options and as such, has not established a forfeiture rate.  Since the stock options currently outstanding are primarily held by our senior management and directors, we will continue to evaluate the effects of such future potential forfeitures, as they may arise, to evaluate our estimated forfeiture rate.

Index

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

As of the end of the period covered by this report, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures.  Based on their evaluation of our disclosure controls and procedures and as a result of the material weakness discussed below, management, including our principal executive officer and principal financial officer, have concluded that our disclosure controls and procedures were not effective as of September 30, 2012.

Specifically, our principal executive officer and our principal financial officer identified a material weakness in our financial reporting process with respect to the following matter:

•	inadequate segregation of duties by management in the financial reporting area.

Changes in Internal Control Over Financial Reporting

Our management, including our principal executive officer and our principal financial officer, has evaluated changes in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2012, and has concluded there have been no changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2012.  During the prior reporting period for the six months ended June 30, 2012, we have remediated all previously disclosed material weaknesses other than as set forth above.

Index

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit Number	Description

10.18
Employment Agreement, dated July 18, 2012, by and among the Company and Dr. James Mond.  Filed on August 10, 2012, as an exhibit to Amendment No. 4 to the Company’s Registration Statement on Form S-1, and incorporated herein by reference.

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

101
The following materials from ADMA Biologics, Inc. Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Condensed Statements of Operations for the three and nine months ended September 30, 2012 and 2011,  (iii) Condensed Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2012, (iv) Condensed Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (v) Notes to the Unaudited Condensed Financial Statements.*

_____________

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

ADMA Biologics, Inc.

Date: November 12, 2012	By:	/s/ Adam S. Grossman
		Name:	Adam S. Grossman
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2012	By:	/s/ Brian Lenz
		Name:	Brian Lenz
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Index

EXHIBIT INDEX

Exhibit Number	Description

10.18
Employment Agreement, dated July 18, 2012, by and among the Company and Dr. James Mond.  Filed on August 10, 2012, as an exhibit to Amendment No. 4 to the Company’s Registration Statement on Form S-1, and incorporated herein by reference.

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

101
The following materials from ADMA Biologics, Inc. Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Condensed Statements of Operations for the three and nine months ended September 30, 2012 and 2011,  (iii) Condensed Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2012, (iv) Condensed Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (v) Notes to the Unaudited Condensed Financial Statements.*

_____________

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