Form 10-K/A
period 2012-12-31
ADMA BIOLOGICS, INC.
filed 2013-04-30
CIK 1368514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A
(Amendment No. 1)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the fiscal year ended December 31, 2012

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from _____________ to _____________.

Commission File Number:  000-52120

ADMA BIOLOGICS, INC.
 (Exact name of registrant as specified in its charter)

Delaware	56-2590442
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

65 Commerce Way, Hackensack, New Jersey	07601
(Address of principal executive offices)	(Zip Code)
(201) 478-5552
Registrant’s telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act:  None
Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.0001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   ☐   No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   ☐   No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such period that the registrant was required to submit and post such files).  Yes   ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒.

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  Not applicable because there is no public market for the common equity.

The number of shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding as of March 31, 2013 was 5,871,002.

Documents incorporated by reference: None.

ADMA Biologics, Inc. (“ADMA,” “ADMA Biologics,” the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2012, originally filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2013 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because we will not be filing a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Filing is hereby amended and restated in its entirety, with the only changes to Item 15 being the addition of Exhibits 31.3 and 31.4 filed herewith and any related footnotes. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

All share and per share information included in this Amendment and relating to the shares of our common stock, par value $0.0001 per share, including the number of shares of our common stock outstanding as of March 31, 2013, as disclosed on the cover page, gives effect to a 1.27-for-1 stock split effected by means of a 0.27-for-1 stock dividend on April 4, 2013.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Management

Our directors and executive officers, and certain other information about them as of March 31, 2013, are as follows:

Name	Age	Position Held with Company

Steven A. Elms	49	Chairman of the Board of Directors

Dr. Jerrold B. Grossman	65	Vice Chairman of the Board of Directors

Adam S. Grossman	36	Director, President and Chief Executive Officer

Bryant E. Fong	40	Director

Dov A. Goldstein, M.D.	45	Director

Lawrence P. Guiheen	62	Director

Eric I. Richman	52	Director

Brian Lenz	40	Chief Financial Officer

James Mond, M.D., Ph.D.	67	Chief Scientific and Medical Officer

Our directors hold office until the earlier of their death, resignation, removal or until their successors have been duly elected and qualified. Our executive officers are appointed by the board of directors and serve at the discretion of the board. Other than as disclosed below, there are no family relationships among our directors and executive officers.

Steven A. Elms – Chairman. Mr. Elms has been a director of ADMA since 2007. Mr. Elms serves as a Managing Partner at Aisling Capital, which he joined in 2000. Previously, he was a Principal in the Life Sciences Investment Banking Group of Hambrecht & Quist. During his five years at Hambrecht & Quist, Mr. Elms was involved in over 60 financing and merger and acquisition transactions, helping clients raise in excess of $3.3 billion in capital. Prior to joining Hambrecht & Quist, Mr. Elms traded mortgage-backed securities at Donaldson, Lufkin & Jenrette. His previous healthcare sector experience includes over two years as a pharmaceutical sales representative for Marion Laboratories and two years as a consultant for The Wilkerson Group. Mr. Elms received a B.A. in Human Biology from Stanford University and an M.B.A. from Kellogg Graduate School of Management at Northwestern University. Mr. Elms serves on the boards of Pernix Therapeutics Holdings, Inc. and a number of other private companies. Mr. Elms was chosen to serve on the Board of Directors because of his valuable experience in the investment and investment banking industry, particularly with respect to strategic and financing transactions.

Jerrold B. Grossman D.P.S. – Founder and Vice Chairman. Dr. Grossman has been a director of ADMA since 2007. He served as the Chief Executive Officer of ADMA, on a part-time basis, between 2007 and October 2011. He is the founder and Chief Executive Officer of National Hospital Specialties, a specialty plasma derivatives distribution business, and has served as CEO of that company since 1980. Additionally, Dr. Grossman is the founder and President of GenesisBPS, a medical device firm specializing in blood collection and processing equipment, and has served as President of that company since 1990. Previously, he has held positions at the New York Blood Center and Immuno-U.S., Inc. Currently, he serves as the Chairman of the Board of Bergen Community Blood Services, is a member of the New Jersey Blood Bank Task Force and a founder and director of the New Jersey Association of Blood Bank Professionals. He is a founder and director of Pascack Bancorp, Inc. and chairman of its Investment and Funds Management Committee. Dr. Grossman has also provided consulting services to various government agencies and international organizations. He received a B.A. in Economics and Finance from Fairleigh Dickinson University, an M.B.A. from Fairleigh Dickinson University, and his D.P.S. in Business Management from Pace University. Dr. Grossman is the father of Adam S. Grossman, our President and Chief Executive Officer. He was chosen to serve on the Board of Directors because of his role as founder and past CEO of the Company, as well as his more than 35 years of experience serving a variety of companies and associations in the blood and plasma industry.

Adam S. Grossman – Founder, Director, President and Chief Executive Officer. Mr. Grossman has been a director of ADMA since 2007, has served as ADMA’s President and Chief Executive Officer since October 2011 and as ADMA’s President and Chief Operating Officer between 2007 and October 2011. Mr. Grossman has over 15 years experience in the blood and plasma industry. Prior to founding ADMA, Mr. Grossman was the Executive Vice President of National Hospital Specialties and GenesisBPS, a position he held between 1994 and 2011. He has experience in launching new products, building and managing national and international sales forces, managing clinical trials, and completing numerous business development transactions. Previously, he worked at MedImmune, Inc., where he worked on marketing teams for RSV and CMV immunoglobulins, and at the American Red Cross, where he launched new products with the Biomedical Services division. Mr. Grossman received a B.S. in Business Administration, with a specialization in International Business and Marketing, from American University. Mr. Grossman is the son of Dr. Jerrold B. Grossman, our Vice Chairman. Mr. Grossman was chosen to serve on the Board of Directors because, as ADMA’s Chief Executive Officer, he is able to provide the Board with critical insight into the day-to-day operations of the Company.

Bryant E. Fong – Director. Mr. Fong, who became a director of ADMA in 2012, joined Burrill & Company, an affiliate of Burrill, in 1998 and has more than 16 years of experience in the biotechnology industry. His current position at Burrill & Company is Managing Director and Co-Head of Venture Capital, a position he has held since 2009. Burrill & Company invests in life science companies whose technologies and products are applicable across a wide range of life science sub-sectors. Prior to joining Burrill & Company, Mr. Fong held positions as a biochemist and molecular biologist with two early stage biotechnology companies located in the San Francisco Bay Area. Mr. Fong’s aggregate research experiences include recombinant protein expression in yeast, development of linear artificial chromosomes for pathway engineering/heterologous gene transfer in yeast, and catalytic RNA technology. Mr. Fong currently serves on the boards of directors of a number of private life science companies. Mr. Fong earned his bachelors degree with honors in Molecular and Cell Biology-Biochemistry from the University of California, Berkeley. Mr. Fong was chosen by Burrill to serve on the Board of Directors because of his extensive experience in the biotechnology industry.

Dov A. Goldstein, M.D. – Director. Dr. Goldstein has been a director of ADMA since 2007. Dr. Goldstein has been a partner at Aisling Capital since 2008 and was employed as a principal at Aisling Capital from 2006 to 2008. From 2000 to 2005, Dr. Goldstein served as Chief Financial Officer of Vicuron Pharmaceuticals Inc., which was acquired by Pfizer in September 2005. Prior to joining Vicuron, Dr. Goldstein was Director of Venture Analysis at HealthCare Ventures. He also completed an internship in the Department of Medicine at Columbia-Presbyterian Hospital. Dr. Goldstein currently serves as a director of Cempra Pharmaceuticals, Durata Therapeutics, Inc. and Esperion Therapeutics, Inc. Dr. Goldstein received a B.S. from Stanford University, an M.B.A. from Columbia Business School and received his M.D. from Yale School of Medicine. We believe that Dr. Goldstein’s medical training and his experience in the biopharmaceutical industry as a venture capital investor, as an executive of Vicuron and a member of the boards of directors of other biopharmaceutical companies give him the qualifications and skills to serve as a director, including a valuable perspective on our business.

Lawrence P. Guiheen – Director. Mr. Guiheen, who became a director of ADMA in July 2012, has over 25 years of experience in the blood and plasma industry. Since July 2011, Mr. Guiheen has been principal of Guiheen and Associates, a consulting group that specializes in biopharmaceutical, pharmaceutical and medical device commercialization. Prior to July 2011, Mr. Guiheen was employed by Baxter Healthcare Corporation for over 30 years. Most recently he held the positions of General Manager Global Hemophilia Franchise (from December 2010), President of Global BioPharmaceuticals for Baxter Healthcare’s BioScience Division (March 2010 - December 2010) and President of BioPharmaceuticals US (January 2004 - March 2010). Mr. Guiheen had been a member of the BioScience Division’s Senior Management Team for over 14 years and has extensive experience leading global and domestic commercial organizations in the plasma and recombinant therapies. Mr. Guiheen is past Chairman of the Global Board of Directors for the Plasma Proteins Therapeutics Association (PPTA) and a past member of the Board of Directors of California Healthcare Institute (CHI). Mr. Guiheen holds a Bachelor of Arts degree in business administration from Rutgers University. Mr. Guiheen was chosen to serve on the Board of Directors because of his extensive experience in the plasma and pharmaceutical industries.

Eric I. Richman – Director. Mr. Richman has been a director of ADMA since 2007. Mr. Richman is the President and Chief Executive Officer of biodefense company PharmAthene, Inc. He has served in that position since October 2010. He served as the President and interim Chief Executive Officer of PharmAthene between May and October 2010, as President and Chief Operating Officer between March and May 2010 and as Senior Vice President, Business Development and Strategic Planning between August 2003 and March 2010. He has also served on PharmAthene’s board of directors since May 2010. Prior to joining PharmAthene, Mr. Richman held various commercial and strategic positions of increasing responsibility over a 12 year period at MedImmune, Inc. from its inception and was Director, International Commercialization at that company. Mr. Richman served as director of Lev Pharmaceuticals and Chairman of its Commercialization Committee and currently serves as director of American Bank. Mr. Richman received a Bachelor of Science in Biomedical Science from the Sophie Davis School of Biomedical Education (CUNY Medical School) and a Master of Business Administration from the American Graduate School of International Management. Mr. Richman was chosen to serve on the Board of Directors because of his experience in the development and commercialization of plasma-derived products and experience as an executive officer of PharmAthene.

Brian Lenz – Chief Financial Officer. Mr. Lenz joined us as Chief Financial Officer on May 1, 2012. Mr. Lenz was previously at CorMedix Inc., a developmental-stage pharmaceutical and medical device company, where he held the position of Chief Financial Officer from February 2010 and Chief Operating Officer and Chief Financial Officer from January 2012. Prior to joining CorMedix, Mr. Lenz was CFO of Arno Therapeutics from July 2008 to February 2010, CFO of VioQuest Pharmaceuticals from April 2004 to June 2008, Controller of Chiral Quest, Inc., a subsidiary of VioQuest Pharmaceuticals, from October 2003 to March 2004, Controller of Smiths Detection from July 2000 to October 2003, and senior auditor at KPMG, LLP from October 1998 to July 2000. Mr. Lenz received a B.S. from Rider University, an M.B.A. from Saint Joseph’s University and is a licensed Certified Public Accountant.

James Mond, M.D., Ph.D. – Chief Scientific and Medical Officer. Dr. Mond joined us as Chief Scientific and Medical Officer on July 18, 2012. Dr. Mond was most recently Chief Scientific Officer and Executive Vice President at Biosynexus, where he was responsible for the preclinical and clinical development of three drug candidates from December 1999 through June 2011. Biosynexus engaged in immunological and non-immunologic approaches to treat or prevent staphylococcus infections. Dr. Mond also functioned as its Chief Medical Officer and had extensive involvement with the Food and Drug Administration in designing clinical studies. While at Biosynexus Dr. Mond served as Chief Medical Officer for a Phase III clinical trial that was run in 93 neonatal intensive care units in Europe and North America. Prior to that time, he was professor of Medicine, Rheumatology and Immunology at the Uniformed Services University of the Health Sciences in Bethesda, Maryland, actively practicing internal medicine, rheumatology and teaching medical students. Dr. Mond’s lab invented a vaccine technology that was licensed to GlaxoSmithKline and is currently the basis of a number of pediatric vaccines that are commercialized around the world. Dr. Mond also led the laboratory of Immunology at the University and authored 168 papers published in peer reviewed scientific journals and 20 invited articles and book chapters. He has over 20 issued patents in the area of vaccines. Dr. Mond received his M.D and Ph.D. from the New York University Medical School.

Director Independence

We are not currently a “listed company” under SEC rules and are therefore not required to have a board comprising a majority of independent directors or separate committees comprised of independent directors. We use the definition of “independence” under the NASDAQ Rules, as applicable and as may be modified or supplemented from time to time and the interpretations thereunder, to determine if the members of our Board are independent. In making this determination, our Board considers, among other things, transactions and relationships between each director and his immediate family and the Company, including those reported in this Annual Report  “Item 13.  Certain Relationships and Related Transactions, and Director Independence.” The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent. On the basis of such review and its understanding of such relationships and transactions, our Board is expected to determine that four of our Board members, Mr. Richman, Dr. Goldstein, Mr. Fong and Mr. Guiheen, are independent directors.

Nominating Rights

Following our 2012 merger, our Board was reconstituted to include designees of certain of our stockholders. Bryant Fong is the designee of Burrill Capital Fund IV, LP, or Burrill, Steven Elms is the designee of Aisling Capital II, L.P., or Aisling, and Dr. Jerrold B. Grossman is the designee of Jerrold and Adam Grossman and their related entities, or the Grossman Group. Burrill, Aisling and the Grossman Group were lead investors in the 2012 Financing. Each of the lead investors is entitled to designate one nominee to our board of directors for as long as it owns 50% of the shares of common stock that it received in the Merger in exchange for the shares of Former ADMA's common stock that it owned immediately following the closing of the 2012 Financing.

Meetings of the Board of Directors and its Committees

Meetings.  The Board of Directors held a total of six meetings during the fiscal year ended December 31, 2012. In addition, our Board’s Audit Committee held a total of four meetings, while our Compensation Committee and Governance and Nominations Committee, which were formed in June 2012, each held one meeting in 2012.  Each Director attended in person or telephonically at least 75% of the meetings held by the Board of Directors and all committees thereof on which he served.  We have not had an annual meeting of shareholders since our merger with our predecessor company on February 13, 2012.

Board Committees

The following section describes the standing committees of our Board of Directors. The charter of each Board Committee is available free of charge on our website, www.admabiologics.com, under “Investors - Corporate Governance” or by directing a written request to our Corporate Secretary c/o ADMA Biologics, Inc., 65 Commerce Way, Hackensack, New Jersey 07601.

Audit Committee

The primary functions of the Audit Committee are to: (a) review the financial reports and other financial information prepared by the Company for submission to any governmental or regulatory body or the public and monitor the integrity of such financial reports; (b) review the Company’s systems of internal controls established for finance, accounting, legal compliance and ethics; (c) review the Company’s accounting and financial reporting processes generally and the audits of the financial statements of the Company; (d) monitor compliance with legal regulatory requirements; (e) monitor the independence and performance of the Company’s registered independent public accounting firm; and (f) provide effective communication between the Board, senior and financial management and the Company’s registered independent public accounting firm.

The members of our Audit Committee are Eric Richman (Chair), Lawrence P. Guiheen and Bryant Fong. Our Board is expected to determine that each committee member meets the independence criteria for directors set forth under the NASDAQ Rules and the additional independence criteria for members of audit committees specified in the NASDAQ Rules and Rule 10A-3 under the Exchange Act of 1934.

Our Board is expected to determine that Mr. Richman, the chairman of the Audit Committee, qualifies as an “audit committee financial expert,” as such term is defined by SEC rules.

Compensation Committee

The members of our Board’s Compensation Committee are Dr. Goldstein (Chairman), Mr. Richman and Mr. Fong. The current members of our Compensation Committee are expected to be “independent” as required by the NASDAQ Rules and in accordance with the requirements of Section 952 of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Each member of the Committee qualifies as an outside director within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended.

The Company’s executive compensation program is administered by the Compensation Committee. The primary functions of the Compensation Committee are to: review and recommend to the Board of Directors, or the Board, appropriate executive compensation policies, compensation of the directors and officers, and executive and employee benefit plans and programs, and oversee such policies, compensation, plans and programs approved by the Board and, where appropriate, by the shareholders.

Compensation of our President and Chief Executive Officer is determined, or recommended to the Board for determination, by the Compensation Committee comprised solely of independent directors. The President and Chief Executive Officer is not present during voting or deliberations. Compensation for all other officers is determined, or recommended to the Board for determination, by the Compensation Committee comprised solely of independent directors.

Under the Compensation Committee Charter, our President and Chief Executive Officer and our Chairman of the Board may recommend to the Compensation Committee individual compensation awards for our officers. The Compensation Committee would then have to review the recommendation and make its own recommendation to the Board.

Governance and Nominations Committee

The members of our Board’s Governance and Nominations Committee are Mr. Guiheen (Chairman), Mr. Fong and Mr. Richman, all of whom are expected to be “independent” as required by the NASDAQ Rules.

The primary functions of the Governance and Nominations Committee are to: review and make recommendations on the range of skills and expertise which should be represented on the Board, and the eligibility criteria for individual Board and Committee membership; review and recommend to the Board the appropriate structure of the Board; identify individuals qualified to become Board members and recommend to the Board the nominees for election to the Board at the next Annual Meeting of Stockholders; implement a policy and procedures with regard to consideration of any director candidate recommended by stockholders; retain and terminate any search firm to be used to identify director candidates, and to approve the search firm, fees and other retention terms; and review and recommend to the Board the appropriate structure of Board Committees, Committee assignments and the Board Committee chairman.

Among the factors the Governance and Nominations Committee considers when determining persons to be nominated include whether such individuals are actively engaged in business endeavors, have an understanding of financial statements, corporate budgeting and capital structure, are familiar with the requirements of a publicly traded company, are familiar with industries relevant to our business endeavors, are willing to devote significant time to the oversight duties of the Board of Directors of a public company, and are able to promote a diversity of views based on the person’s education, experience and professional employment. The Governance and Nominations Committee evaluates each individual in the context of the board as a whole, with the objective of recommending a group of persons that can best implement our business plan, perpetuate our business and represent stockholder interests. The Governance and Nominations Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time.

The Company is of the view that the continuing service of qualified incumbents promotes stability and continuity in the board room, contributing to the ability of the Board of Directors to work as a collective body, while giving the Company the benefit of the familiarity and insight into the Company’s affairs that its directors have accumulated during their tenure. Accordingly, the process of the Governance and Nominations Committee for identifying nominees reflects the Company’s practice of re-nominating incumbent directors who continue to satisfy the Governance and Nominations Committee’s criteria for membership on the Board of Directors, whom the Governance and Nominations Committee believes continue to make important contributions to the Board of Directors and who consent to continue their service on the Board of Directors. The Governance and Nominations Committee will identify and/or solicit recommendations for new candidates when there is no qualified and available incumbent.

The Governance and Nominations Committee will consider nominees recommended by stockholders. There are no differences in the manner in which the committee evaluates nominees for director based on whether the nominee is recommended by a stockholder. Stockholders who would like to have our Governance and Nominations Committee consider their recommendations for nominees for the position of director, should submit their recommendations, in accordance with the procedures set forth below, in writing to: Corporate Secretary, ADMA Biologics, Inc., 65 Commerce Way, Hackensack, New Jersey.

For nominations, a stockholder’s notice must include: (i) as to each person whom the stockholder proposes to nominate for election as a director, (A) the name, age, business address and residential address of such person, (B) the principal occupation or employment of such person, (C) the class and number of shares of stock of ADMA that are beneficially owned by such person, (D) any other information relating to such person that is required to be disclosed in solicitations of proxies for election of directors or is otherwise required by the rules and regulations of the SEC promulgated under the Exchange Act, and (E) the written consent of the nominee to be named in the proxy statement as a nominee and to serve as a director if elected and (ii) as to the stockholder giving the notice, (A) the name, business address, and residential address, as they appear on our stock transfer books, of the nominating stockholder, (B) a representation that the nominating stockholder is a stockholder of record and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice, (C) the class and number of shares of stock of ADMA beneficially owned by the nominating stockholder and (D) a description of all arrangements or understandings between the nominating stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the nominating stockholder.

Code of Ethics

Our Code of Ethics and Business Conduct, or the Code, applies to all directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, and contains the general guidelines for conducting the business of the Company.  The overall purpose of the Code is to ensure compliance of general guidelines for conducting the business of the Company consistent with the understanding of Company personnel of the Company’s standards of ethical business practices.  The Code includes provisions relating to compliance with all laws and regulations governing its operations, compliance with Regulation FD, professional and personal use of the Company’s information systems, the Company’s commitment to providing a safe, orderly, diverse and tolerant work environment that is free of any discrimination or harassment, and the Company’s employment practices regarding alcohol, drugs and violence prevention.  All of our directors, officers and employees are expected to be familiar with the Code and to adhere to those principles and procedures set forth in the Code that apply to them.  The Company has posted the Code, and will post any amendments to the Code, as well as any waivers that are required to be disclosed by the rules of the SEC, on the Company’s web site at www.admabiologics.com.  A copy of our Code will also be provided to any person requesting same without charge.  To request a copy of our Code, please make written request to our Corporate Secretary c/o ADMA Biologics, Inc., 65 Commerce Way, Hackensack, New Jersey 07601.

Stockholder Communications

As of March 31, 2013, we do not yet have a defined process for security holders to send communications to the Board. Security holders that wish to communicate with the Board are encouraged to contact the Company at its principal executive offices by letter or telephone.

Item 11.  Executive Compensation

Director Compensation

The following table sets forth the compensation paid to non-executive directors for the year ended December 31, 2012.

Name	Fees Earned or Paid in Cash ($) (1)	Option Awards ($) (2)	Total ($)

Dr. Jerrold B. Grossman (3)	75,000	180,700	255,700
Steven A. Elms (4)	20,000	90,400	110,400
Dov A. Goldstein, M.D. (4)	30,000	90,400	120,400
Eric I. Richman	35,000	180,700	215,700
Bryant E. Fong (5)	20,000	90,400	110,400
Lawrence P. Guiheen (6)	15,000	91,500	106,500

(1)     The amounts reflected in this column represent the cash fees earned by non-executive directors for services during 2012.  Fees earned are based on membership on the Board, committee membership and committee leadership positions. Of the amounts shown, 50% were paid in 2012 and 50% in 2013, except for Mr. Guiheen, who received the full amount in 2013, and  Dr. Grossman, who received $25,000 in 2012, $25,000 in 2013 and an additional $25,000 cash payment in 2013.  Please refer to our general policy on compensation of the members of our Board below in the section entitled “General Policy Regarding Compensation of Directors.”

(2)     The amounts in this column represent the aggregate grant date fair value for stock option awards issued during 2012 computed in accordance with FAS ASC Topic 718.  Please see footnote (2) to the Summary Compensation Table below for relevant assumptions made.  As of December 31, 2012, the aggregate number of option awards outstanding (vested and unvested) for Dr. Grossman was 81,861, for Mr. Elms was 16,837, for Dr. Goldstein was 16,837, for Mr. Richman was 41,144, for Mr. Fong was 16,837 and for Mr. Guiheen was 16,837.

(3)     Amount also reflects an additional $25,000 cash payment made in 2013 for services rendered in 2012.

(4)     Board fees and option grants paid to Mr. Elms and Dr. Goldstein are assigned to Aisling.

(5)     Mr. Fong joined our Board in February 2012.  Board fees and option grants paid to Mr. Fong are assigned to Burrill.

(6)     Mr. Guiheen joined our Board in July 2012.

Prior to the merger, it had been ADMA’s policy to pay Mr. Richman $2,000 per Board meeting attended.  On February 8, 2008, ADMA granted Mr. Richman options to purchase 2,800 shares at an exercise price of $2.68, which vested over four years.  On January 22, 2009, ADMA granted Mr. Richman options to purchase 4,668 shares at an exercise price of $1.35, which were fully vested on the date of grant.  Exercise price and number of shares underlying the options have been adjusted to reflect the 1-for-6.8 share reverse split in 2012.  On April 4, 2012, ADMA granted Mr. Richman options to purchase 33,676 shares of common stock at an exercise price of $7.56, which vest over four years with 25% vesting on April 4, 2013, the first anniversary of the date of grant, and the remaining 75% vesting pro rata over the next 36 months.

Prior to April 4, 2012, Dr. Grossman, Mr. Grossman, Mr. Elms and Dr. Goldstein had not been paid any compensation for their services on the Board of ADMA.  On April 4, 2012, ADMA granted Dr. Grossman options to purchase 33,676 shares of common stock and each of Mr. Elms, Dr. Goldstein and Mr. Fong options to purchase 16,837 shares of common stock, each at an exercise price of $7.56 and vesting over four years with 25% vesting on April 4, 2013, the first anniversary of the date of grant, and the remaining 75% vesting pro rata over the next 36 months.  On July 17, 2012, in connection with his appointment to the Board, Lawrence Guiheen was also granted options to purchase 16,837 shares of common stock pursuant to the same terms (with initial vesting occurring on July 17, 2013, the first anniversary of the date of grant).  Our directors have been, and will continue to be, reimbursed for the reasonable out-of-pocket costs incurred by them in connection with travel to and from Board and committee meetings.  Such reimbursements did not amount to $10,000 or more for any one of them in 2012.

General Policy Regarding Compensation of Directors

ADMA expects to pay its non-executive Vice Chairman, Dr. Jerrold B. Grossman, annual director fees of $50,000, subject to an additional payment of $25,000 per year at the discretion of the Board.  The Board exercised such discretion in favor of Dr. Grossman in January 2012 with respect to 2012 services.  On June 19, 2012, the Board approved a Board compensation program pursuant to which each director of the Company will be paid a cash retainer equal to $20,000 payable on an annual basis immediately following the date of the Company’s annual meeting; the Chairman of the Board’s Audit Committee will be paid $15,000 (in addition to any amounts payable for service on the Board), payable on an annual basis immediately following the date of the Company’s annual meeting; the Chairman of the Board’s Compensation Committee and the Chairman of the Board’s Governance and Nominations Committee each will be paid $10,000 (in addition to any amounts payable for service on the Board), payable on an annual basis immediately following the date of the Company’s annual meeting; and each Board member will be granted stock purchase options on an annual basis following the date of the Company’s annual meeting, in an amount determined in good faith by the Board and granted pursuant to the Company’s 2007 Employee Stock Option Plan.  On August 7, 2012, the Board amended its compensation program to provide for the disbursement of 50% of annual Board and Committee fees on January 1 and 50% on July 1 of each year.

Our sole director prior to the February 2012 merger, Mr. Arnold P. Kling, did not receive any compensation from us during the fiscal years ended June 30, 2010 and 2011.  Information regarding compensation for those of our directors who are also employees is set forth in the Executive Compensation – Summary Compensation Table below.

Executive Compensation

Summary Compensation Table

The following table sets forth, for the periods indicated, all of the compensation awarded to, earned by or paid to (i) each individual serving as ADMA’s principal executive officer during our last completed fiscal year; and (ii) each other individual that served as ADMA’s executive officer at the conclusion of the fiscal year ended December 31, 2012 and who received in excess of $100,000 in compensation during such fiscal year collectively referred to as the named executive officers.

Name and Principal Position	Year	Salary	Bonus (1)	Stock Options (2)	Total

Adam S. Grossman	2012	$332,692	$100,000	$1,441,500	$1,874,192

Director, President and Chief Executive Officer (3)	2011	$218,269	$50,000	$-	$268,269

Dr. James Mond	2012	$115,000	$52,000	$729,900	$896,900

Chief Scientific and Medical Officer (4)	2011	$-	$-	$-	$-

Brian Lenz	2012	$168,365	$77,250	$450,200	$695,815

Chief Financial Officer (5)	2011	$-	$-	$-	$-

(1)     Reflects bonuses for 2012, which were paid in March 2013.  The 2011 bonus for Mr. Grossman was paid in February 2012 in connection with Mr. Grossman’s new employment agreement with respect to service provided in 2011.

(2)     The amount reflected in the table represents the aggregate grant-date fair value of options computed in accordance with FASB ASC Topic 718 (formerly FAS 123R). We estimate the fair value of each option on the grant date using the Black-Scholes model with the following assumptions: To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of our awards.  The expected term of the options granted is in accordance with Staff Accounting Bulletin 107 which is based the average between vesting term and contractual term.  The expected dividend yield reflects our current and expected future policy for dividends on our common stock.  The expected stock price volatility for our stock options was calculated by examining historical volatilities for similar publicly traded industry peers, since we do not have any trading history for our common stock.  We will continue to analyze the expected stock price volatility and expected term assumptions as historical data for our common stock becomes available.  We have not experienced forfeitures of stock options and as such, has not established a forfeiture rate.  Since the stock options currently outstanding are primarily held by our senior management and directors, we will continue to evaluate the effects of such future potential forfeitures, as they may arise, to evaluate our estimated forfeiture rate.  The material terms of the options held are described in the footnotes to the Outstanding Equity Awards at Fiscal-Year End table.

(3)    Mr. Grossman served as President and Chief Operating Officer of our predecessor company beginning in 2010 and through October 2011.  He has served as our President and Chief Executive Officer since October 2011.

(4)    Dr. Mond joined us as Chief Scientific and Medical Officer in July 2012.

(5)    Mr. Lenz joined us as Chief Financial Officer in April 2012.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding each unexercised option held by each of the named executive officers as of December 31, 2012.

	Option Awards (1)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Stock Option Exercise Price		Stock Option Expiration Date

Adam S. Grossman

Director, President and Chief Executive Officer (2)	42,021 109,447	- 159,963	$ $	2.68 7.56	7/16/2017 2/13/2022

Dr. James Mond

Chief Scientific and Medical Officer (3)	15,527	119,718		$7.56	7/18/2022

Brian Lenz

Chief Financial Officer (4)	14,265	69,925		$7.56	4/30/2022

(1)     Gives effect to the 1-for-6.8 share reverse split in 2012 and a 1:1 share exchange in the February 2012 merger. Furthermore, gives effect to the 1.27-for-1 stock split effected by the means of a 0.27-for-1 stock dividend on April 4, 2013.

(2)     Mr. Grossman served as President and Chief Operating Officer of our predecessor company beginning in 2010 and through October 2011.  He has served as our President and Chief Executive Officer since October 2011.  Amounts reflect a February 11, 2008 option grant with respect to 42,021 shares, vesting over four years, subject to accelerated vesting as a result of change of control and termination of employment.  Exercise price and number of shares underlying the options have been adjusted to reflect the 1-for-6.8 share reverse split in 2012.  Amounts also reflect a February 13, 2012 option grant with respect to 269,410 shares, vesting over four years, with 25% vesting immediately and the remaining 75% vesting in equal monthly installments over the following 48 months of continued employment, subject to accelerated vesting upon a change of control and termination of employment.

(3)     Dr. Mond joined us as Chief Scientific and Medical Officer in July 2012.  Amounts also reflect a July 18, 2012 option grant with respect to 134,705 shares, vesting over four years, with 25% vesting on the first anniversary of the grant date and the remaining 75% vesting in equal monthly installments over the following 36 months, subject to accelerated vesting upon a change of control and termination of employment.

(4)    Mr. Lenz joined us as Chief Financial Officer in April 2012.  Amount reflects a May 1, 2012 option grant with respect to 84,190 shares, vesting over four years, with 25% vesting on the first anniversary of the grant date and the remaining 75% vesting in equal monthly installments over the following 36 months, subject to accelerated vesting upon a change of control and termination of employment.

Agreements with Executive Officers

President and Chief Executive Officer

In February 2012, we entered into a new employment agreement with our President and Chief Executive Officer, Adam S. Grossman, which has an initial term of three years, with automatic three year renewal periods unless notice is provided 90 days in advance.  The employment agreement provides that Mr. Grossman (i) will initially be paid $350,000 annually beginning on the date on which the February 2012 merger closed, referred to as the Effective Date; (ii) is eligible for an annual cash bonus, the target of which is $100,000, based upon the attainment of certain performance objectives mutually agreed to by the Board of Directors and Mr. Grossman; and (iii) is eligible to participate in our standard benefits package.  In addition, pursuant to the employment agreement, options to purchase 269,410 shares of common stock at an exercise price of $7.56 were granted to Mr. Grossmann.  All options granted to Mr. Grossman were issued under our stock option plan and vest over a four year period, with 25% of the options vesting on the Effective Date, and the remaining 75% vesting in equal monthly installments over the following 48 months of continued employment (full vesting on the fourth anniversary of the Effective Date), subject to accelerated vesting (i) upon a “change of control” (as defined in the agreement) of the Company of all options if Mr. Grossman is terminated by the Company or its successor for any reason other than cause or by Mr. Grossman for “good reason” (as defined in the agreement) immediately preceding or within two years thereafter and (ii) of that portion of the options that would have vested over the one year period following the date of termination upon a termination of employment by the Company without cause or by Mr. Grossman for good reason or as a result of death or disability.  Mr. Grossman also received a bonus in connection with his 2011 performance, including in connection with the February 2012 private placement and merger, of $50,000 on the date on which the merger closed.  We were obligated to reimburse Mr. Grossman for up to $10,000 in legal expenses incurred in connection with the employment agreement.

The employment agreement also provides that Mr. Grossman cannot, directly or indirectly, in any capacity, provide services to any person or entity which competes with the Company, unless he obtains our prior written consent for a period of 12 months following his termination.

The employment agreement furthermore provides that, in the event (i) that Mr. Grossman is terminated by the Company “without cause” (as such term is defined under the employment agreement), (ii) that Mr. Grossman resigns for “good reason” (as such term is defined under the employment agreement), or (iii) of any termination resulting from a “change of control” (as defined in the agreement) in which the existing employment agreement is not assumed by the successor to the Company, he would be entitled to (A) a severance payment equal to one year base salary payable in 12 monthly, equal installments after termination (lump sum if immediately preceding or within 24 months of a change of control), (B) prior year bonus (if unpaid)  and a pro rata bonus for year of termination (calculated as if 50% of the target had been met for the year of termination) and (C) one year of additional vestings on equity incentives then granted to Mr. Grossman or all remaining vestings if such termination is immediately preceding or within 2 years following a change of control.

Chief Financial Officer

On April 30, 2012, in connection with Mr. Lenz’s appointment as our Vice President and Chief Financial Officer, we entered into an employment agreement with Mr. Lenz.  Pursuant to the employment agreement, Mr. Lenz will serve as our Vice President and Chief Financial Officer for an initial term of three years, which term will extend automatically for additional three year periods unless appropriate notice is given by one of the parties.  Mr. Lenz will receive an annual base salary of $257,500, and will be eligible for annual bonus payments of up to 30% of his base salary, based upon the achievement of certain milestones as established annually by our Chief Executive Officer and Mr. Lenz and approved by the Compensation Committee.

Pursuant to his employment agreement, if a Change in Control (as defined under the employment agreement) occurs and the successor to the Company does not assume the employment agreement or within 12 months following such Change in Control Mr. Lenz is terminated Without Cause (as defined under the employment agreement) or Mr. Lenz resigns for Good Reason (as defined under the employment agreement), Mr. Lenz or his estate, as applicable, will receive his base salary, health insurance benefits and any accrued but unpaid benefits for a period of twelve months and all of his unvested stock options shall immediately become fully vested and exercisable from the date of Mr. Lenz’s termination. If we terminate Mr. Lenz as a result of his death, Mr. Lenz or his estate, as applicable, will receive his base salary for 60 days.  If we terminate Mr. Lenz for Cause (as defined under the employment agreement), if Mr. Lenz terminates his employment other than for Good Reason, or if Mr. Lenz’s employment terminates by expiration of the term of the employment agreement, Mr. Lenz will receive any salary and benefits earned and unpaid to the date of termination.  If we terminate Mr. Lenz for reasons other than those stated above or Mr. Lenz terminates his employment for Good Reason, Mr. Lenz will receive his salary and benefits for a period of time ending on the date that is six months from the date of termination, except that such health benefits shall cease upon the earlier to occur of the expiration of such six month period or the date upon which Mr. Lenz begins regular, full-time employment with a third party and is eligible to commence health insurance coverage.  The employment agreement also contains certain noncompete and non-solicitation provisions effective during the period Mr. Lenz receives termination benefits under the employment agreement, if any, as well as standard confidentiality provisions.

Additionally, on May 1, 2012, pursuant to the terms of his employment agreement, Mr. Lenz was issued an option to purchase 84,190 shares of our common stock at an exercise price of $7.56 per share, which is equal to the fair market value of one share of our common stock on the date of grant.  Such option will vest in over a four year period as follows: an initial 25% of the stock options will become exercisable on May 1, 2013; and the remaining stock options will become exercisable in equal monthly installment of the total remaining number of shares covered by the stock options over the following 36 months.

Chief Scientific and Medical Officer

On July 17, 2012, we appointed James Mond, M.D., Ph.D. as our Chief Scientific and Medical Officer, effective July 18, 2012.

On July 18, 2012, we entered into an employment agreement with Dr. Mond.  Pursuant to the employment agreement, Dr. Mond will serve as our Executive Vice President, Chief Scientific and Medical Officer for an initial term of three years, which term will extend automatically for additional three year periods unless appropriate notice is given by one of the parties.  Dr. Mond will receive an annual base salary of $260,000, and will be eligible for annual bonus payments of up to 20% of his base salary, based upon the achievement of certain milestones as established annually by our Chief Executive Officer and Dr. Mond and approved by the Compensation Committee.

Pursuant to the employment agreement, if a Change in Control (as defined under the employment agreement) occurs and the successor to the Company does not assume the employment agreement or within 12 months following such Change in Control, Dr. Mond is terminated Without Cause (as defined under the employment agreement) or Dr. Mond resigns for Good Reason (as defined under the employment agreement), Dr. Mond or his estate, as applicable, will receive his base salary, health insurance benefits and any accrued but unpaid benefits for a period of twelve months and all of his unvested stock options shall immediately become fully vested and exercisable from the date of Dr. Mond’s termination.  If we terminate Dr. Mond as a result of his death, his estate will receive his base salary for 60 days.  If we terminate Dr. Mond for Cause (as defined under the employment agreement), if Dr. Mond terminates his employment other than for Good Reason, or if Dr. Mond’s employment terminates by expiration of the term of the employment agreement, Dr. Mond will receive any salary and benefits earned and unpaid to the date of termination.  If we terminate Dr. Mond for reasons other than those stated above or Dr. Mond terminates his employment for Good Reason, Dr. Mond will receive his salary and benefits for a period of time ending on the date that is six months from the date of termination, except that such health benefits shall cease upon the earlier to occur of the expiration of such six month period or the date upon which Dr. Mond begins regular, full-time employment with a third party and is eligible to commence health insurance coverage.  The employment agreement also contains certain non-compete and non-solicitation provisions effective during the period Dr. Mond receives termination benefits under the employment agreement, if any, as well as standard confidentiality provisions.

In connection with his appointment, the Board approved the grant to Dr. Mond of options to purchase 134,705 shares of our common stock at an exercise price of $7.56 per share, which is equal to the value of our common stock on the date of grant.  The options will vest over a four year period as follows: 25% of the options will become exercisable on July 18, 2013, with the remaining options becoming exercisable in equal monthly installments over the following 36 months.  The options are subject to approval by our stockholders of an amendment to the Company’s 2007 Employee Stock Option Plan, which would increase the number of shares of common stock reserved for issuance under such plan.

Equity Incentive Plan

2007 Employee Stock Option Plan

In July 2007, the stockholders of our predecessor company approved the 2007 Employee Stock Option Plan (as amended), or the 2007 Plan, which provides for the granting of incentive and non-qualified stock options to our officers and employees.  Additionally, the 2007 Plan authorizes the granting of non-qualified stock options to our directors and to any independent consultants.  The Board of Directors in conjunction with management determines who receives awards, the vesting conditions of which are generally four years, and the exercise price of which may be no less than the fair market value of the common stock.  Options may have a maximum term of no more than 10 years.  Net issue exercise of options is permitted with the consent of the Board.  We assumed the 2007 Plan in the February 2012 merger.

After an increase in authorized shares under the 2007 Plan in connection with the February 2012 merger and again in November 2012, and grants of options to purchase an aggregate of 138,183 shares made on April 4, 2012 (the director grants of which are described under “Director Compensation” above), 84,190 shares made on May 1, 2012 to Brian Lenz, 16,837 shares made on July 17, 2012 to Lawrence Guiheen, and 134,705 shares made on July 18, 2012 to James Mond, we currently have options to purchase 774,798 shares of common stock issued and outstanding under the 2007 Plan and have reserved for future issuance under the 2007 Plan an additional 128,426 shares of common stock.

As indicated above, on November 19, 2012, our stockholders approved an amendment to the 2007 Plan which provided for an increase in the maximum aggregate number of shares of common stock that may be granted under the plan to 903,224.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related
                Stockholder Matters

The following table sets forth information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Exchange Act) of our common stock as of March 31, 2013, except as noted below, by:

•	each of our directors;

•	each of our Named Executive Officers (as defined in Item 402(m) of Regulation S-K);

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock; and

•	all of our directors and executive officers as a group.

Shares of our common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of March 31, 2013 are deemed to be beneficially owned and outstanding for purposes of computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person.  Except as indicated in the footnotes below, each holder listed below possesses sole voting and investment power with respect to their shares and such holder’s address is c/o ADMA Biologics, Inc, 65 Commerce Way, Hackensack, New Jersey 07601.  An asterisk (*) denotes less than 1%.  The information is not necessarily indicative of beneficial ownership for any other purpose. Percentage ownership calculations for beneficial ownership are based on 5,871,002 shares of common stock outstanding as of March 31, 2013, as adjusted for the stock dividend.   The beneficial ownership amounts and percentages do not include any shares that these holders may purchase in our proposed public offering of common stock, with respect to which we have filed a registration statement with the Securities and Exchange Commission  (File No. 333-186579).

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent (1)

Dr. Jerrold B. Grossman (2)	553,695	9.34%
Adam S. Grossman (3)	687,923	11.46%
Steven A. Elms (4)	3,206,250	54.52%
Dov A. Goldstein, M.D. (5)	4,922	*
Eric I. Richman (6)	16,192	*
Bryant E. Fong (7)	1,129,402	19.22%
Lawrence P. Guiheen (8)	-	-
Brian Lenz (9)	23,035	*
James Mond, M.D., Ph.D. (10)	-	-
All directors and executive officers as a group (9 persons)	5,621,419	91.88%

Owners of 5% of our common stock
Aisling Capital II LP (11)	3,206,250	54.52%
Maggro, LLC (12)	495,664	8.44%
Hariden, LLC (13)	557,428	9.49%
Burrill Capital Fund IV, LP (14)	1,129,402	19.22%
Ayer Capital (15)	463,025	7.89%
* Less than 1%.

(1)     Based on 5,871,002 shares of common stock outstanding.

(2)     495,664 shares are owned by Maggro, LLC (“Maggro”).  Dr. Grossman is the managing member of Maggro and the Vice Chairman of ADMA.  See footnote 12. Also includes options to purchase 58,031 shares of common stock but does not include options to purchase 23,830 shares of common stock, which have not vested and will not vest within 60 days.

(3)     57,428 shares are owned by Hariden, LLC (“Hariden”).  Mr. Grossman is the managing member of Hariden as well as a director and the President and Chief Executive Officer of ADMA.  See footnote 13.  Also includes options to purchase 130,495 shares of common stock but does not include options to purchase 180,936 shares of common stock which have not vested and will not vest within 60 days .

(4)     Amount includes options to purchase 4,922 shares, but does not include options to purchase 11,915 shares of common stock, which have not vested and will not vest within 60 days.  Amount also includes options to purchase 4,922 shares (and excludes options to purchase 11,915 shares) held by Dr. Goldstein for the benefit of Aisling. Mr. Elms is the Chairman of the ADMA Board of Directors.  As a Managing Member of Aisling Partners, a control person of Aisling (see footnote 11), and as a member of the six member investment committee of Aisling’s General Partner, Mr. Elms may be deemed to be the beneficial owner of shares of common stock owned of record by Aisling.  Mr. Elms disclaims beneficial ownership over the shares owned of record by Aisling except to the extent of his pecuniary interest therein and as it relates to his role on the investment committee.  The address for Mr. Elms is 888 Seventh Avenue, 30th Floor, New York, New York.

(5)     Amount includes options to purchase 4,922 shares, but does not include options to purchase 11,915 shares of common stock, which have not vested and will not vest within 60 days.  Dr. Goldstein is a partner at Aisling (see footnote 11).  The address for Dr. Goldstein is 888 Seventh Avenue, 30th Floor, New York, New York.

(6)     Amounts include options to purchase 16,192 shares of common stock but does not include options to purchase 24,952 shares of common stock, which have not vested and will not vest within 60 days. Mr. Richman is a director of ADMA.

(7)     Amount includes options to purchase 4,922 shares, but does not include options to purchase 11,915 shares, which have not vested and will not vest within 60 days. Mr. Fong is Burrill’s designee on the board of directors of ADMA.  He is deemed to beneficially own the common stock held by Burrill as described in footnote 14.  Mr. Fong disclaims beneficial ownership of Burrill's investment in ADMA, except to the extent of his pecuniary interest therein. The address for Mr. Fong is One Embarcadero Center, Suite 2700, San Francisco, California.

(8)     Amount does not include options to purchase 16,837 shares of common stock, which do not begin to vest until July 2013.  Mr. Guiheen is a director of ADMA.

 (9)    Amount includes options to purchase 23,035 shares, but does not include options to purchase 61,055 shares of common stock, which have not vested and will not vest within 60 days. Mr. Lenz is Vice President and Chief Financial Officer of ADMA.

(10)   Amount does not include options to purchase 134,705 shares of common stock, which have not vested and will not vest within 60 days.  Dr. Mond is Executive Vice President and Chief Scientific and Medical Officer of ADMA.

(11)   The shares directly held by Aisling are deemed to be beneficially owned by Aisling Capital Partners, LP (“Aisling GP”), as general partner of Aisling, Aisling Capital Partners, LLC (“Aisling Partners”), as general partner of Aisling GP, and each of the individual managing members of Aisling Partners.  The individual managing members (collectively, the “Managers”) of Aisling Partners are Dennis Purcell, Dr. Andrew Schiff and Steve Elms. Aisling GP, Aisling Partners, and the Managers may share voting and dispositive power over the shares owned of record by Aisling.  The address for Aisling GP, Aisling Partners, and the Managers is 888 Seventh Avenue, 30th Floor, New York, New York.  The information in the preceding sentences is based on Aisling’s Schedule 13D filed with the SEC on February 22, 2012.  Amount includes options to purchase 9,84 4 shares held by Mr. Elms and Dr. Goldstein for the benefit of Aisling, but does not include options to purchase an aggregate of  23,830 shares of common stock held by Mr. Elms and Dr. Goldstein for the benefit of Aisling, which have not vested and will not vest within 60 days. See footnotes 4 and 5.

(12)   The managing member of Maggro is Dr Jerrold B. Grossman, who is therefore deemed to be the beneficial owner of the securities held by Maggro.  See also footnote 2.

(13)   The managing member of Hariden is Adam S. Grossman, who is therefore deemed to be the beneficial owner of the securities held by Hariden.  See also footnote 3.

(14)   The shares directly held by Burrill are deemed to be beneficially owned by Burrill & Company (BCF IV GP), LLC (“Burrill GP”), and each of the individual managing directors of Burrill GP.  The individual managing directors (collectively, the “Managers”) of Burrill GP, who are members of the investment committee of Burrill GP, are G. Steven Burrill, Bryant E. Fong, Victor Hebert, Douglas Lind, David Wetherell and Joshua Zelig. Burrill GP and the Managers may share voting and dispositive power over the shares owned of record by Burrill.  The address for Burrill GP and the Managers is One Embarcadero Center, Suite 2700, San Francisco, California.  The information in the preceding sentences is based on Burrill’s Schedule 13D filed with the SEC on February 23, 2012.  Amount includes options to purchase 4,922 shares of common stock held by Mr. Fong for the benefit of Burrill, but does not include options to purchase 11,915 shares held by Mr. Fong for the benefit of Burrill, which have not vested and will not best within 60 days.  See also footnote 7.

(15)   The shares are directly held by Ayer Capital Partners Master Fund, L.P. (“Master Fund”) (427,324 shares), Ayer Capital Partners Kestrel Fund, LP (“Kestrel Fund”)(9,479 shares) and Epworth - Ayer Capital (“Epworth”)(26,222 shares).  Master Fund, Kestrel Fund and Epworth are collectively referred to as the “Funds.” The investment advisor for each of the Funds is Ayer Capital Management, LP, of which Jay Venkatesan serves as managing member.  Mr. Venkatesan may therefore be deemed to beneficially own the shares of common stock held by the Funds, as he holds or shares voting and dispositive power over such shares.  The address for Ayer Capital Management, LP, Mr. Venkatesan and the Funds is 230 California Street, Suite 600, San Francisco, California.  The information in this footnote is based on Ayer’s Schedule 13G filed with the SEC on February 22, 2012.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

            Other than the compensation agreements and other arrangements described under “Item 11.  Executive Compensation - Executive Compensation - Agreements with Executive Officers" in this Annual Report and the transactions set forth below, since January 1, 2011, there has not been any transaction or series of transactions to which we were or are a party in which the amount involved exceeded or exceeds $120,000 and in which any director, executive officer, holder of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest. We believe the transactions set forth below were executed on terms no less favorable to us than we could have obtained from unaffiliated third parties.

            Our board is responsible for reviewing and approving all material transactions with any related party on a continuing basis. Related parties can include any of our directors or officers, holders of 5% or more of our voting securities and their immediate family members. We may not enter into a related person transaction unless our board has reviewed and approved such transaction.

Shares Services Agreement and Other Arrangements

Our executive offices are located in approximately 5,000 square feet of space in Hackensack, New Jersey. Currently we operate under a shared services agreement with Areth, LLC for the office, warehouse space and related services and have the ability to cancel this agreement upon 30 days’ notice. Areth, LLC is a company controlled by Dr. Jerrold B. Grossman, our Vice Chairman, and we pay monthly fees for the use of such office space and for other information technology, general warehousing and administrative services. Rent under the shared services agreement is $8,037 per month.  Rent expense for this facility amounted to $96,448 for each of the years ended December 31, 2011 and 2012, respectively.  We intend to relocate our offices in the immediate future, in the same geographic area as we currently occupy and we anticipate that we will continue to maintain a services relationship with Areth LLC which owns other property we will likely occupy for the same or substantially similar rent. We do not anticipate the amount of space and cost of rent to materially change from current levels.

We owed deferred rent to Areth, LLC in the amount of $72,336 as of December 31, 2011 and an additional $8,037 as of February 13, 2012 for a total of $80,373.  These amounts were for office space rent and services previously rendered and were paid out of the proceeds from the February 2012 private placement.  Technomed Inc. provides certain services pursuant to the shared services agreement between the Company and Areth, LLC.  Technomed Inc. is owned by Adam S. Grossman and Dr. Jerrold B. Grossman as well as their family members.  In addition, the Company owed Eric Richman deferred director fees of $8,000, which were paid out of the proceeds from the February 2012 private placement.

We maintain deposits and other accounts at Pascack Bankcorp, a bank of which Dr. Grossman serves as a director and which is approximately 5%-owned by members of the Grossman family.

 The Merger

            On February 13, 2012, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with ADMA Biologics, Inc., a privately-held Delaware corporation, or Former ADMA, and ADMA Acquisition Sub, Inc., a Delaware corporation and our wholly-owned subsidiary, or Acquisition Sub.  Upon the closing of the merger transaction contemplated under the Merger Agreement, or the Merger, Acquisition Sub was merged with and into Former ADMA, and Former ADMA, as the surviving corporation in the Merger, became our wholly-owned subsidiary.  Our corporate name was changed from R&R Acquisition VI, Inc. to ADMA Biologics, Inc. and the name of Former ADMA was changed to ADMA Plasma Biologics, Inc.

Prior to the transactions contemplated by the Merger Agreement with Former ADMA, there were no material relationships between us and Former ADMA, or any of our and their respective affiliates, directors or officers, or any associates of our and their respective directors or officers.

            In connection with the Merger and pursuant to the terms of the Merger Agreement:

•
all of the then issued and outstanding shares of Former ADMA’s common stock, including the common stock issued in the 2012 Financing (as defined below under “2012 Financing”) and including the shares of Former ADMA’s Series A preferred stock, which were converted into Former ADMA’s common stock immediately prior to and as part of the Merger, were automatically exchanged into 5,843,613 shares of our common stock at a 1:1 exchange ratio;

•
all warrants, options and other rights to purchase or acquire shares of Former ADMA’s common stock outstanding immediately prior to the Merger, including the Placement Agent Warrants (as defined below) and including the additional options granted to Adam S. Grossman under his new employment agreement, were converted into warrants, options or other rights, as the case may be, to purchase an aggregate of 486,893 shares of our common stock at the same exercise prices; and

•
3,107,648 of the 3,175,000 shares of our common stock held by our stockholders immediately prior to the Merger were canceled such that these stockholders were left owning 67,352 shares of our common stock, not including the 111,587 shares issuable upon exercise of the Placement Agent Warrants held by an affiliate of one of such stockholders and certain of its employees.

            Immediately prior to the Merger and the transactions described above, (i) 3,386,454 shares of Series A Preferred Stock of Former ADMA were converted into 14,279,559 shares of Former ADMA’s common stock after giving effect to cumulative anti-dilution adjustments and accrued dividends, and 4,835,224 shares of Former ADMA’s Series A Preferred Stock issued in December 2011 upon the conversion of convertible notes were converted into 6,140,734 shares of Former ADMA’s common stock and (ii) the shares of common stock of Former ADMA were reverse split at a ratio of 1-for-6.8 (the “Reverse Split”).

            As part of the Merger, we assumed certain of Former ADMA’s obligations under an investors’ rights agreement, dated July 17, 2007, by and among Former ADMA and its shareholders (the “Investors’ Rights Agreement”), assumed Former ADMA’s obligations under the Securities Purchase Agreement (as defined under “- Recent Financings - 2012 Financing” below), and assumed Former ADMA’s 2007 Employee Stock Option Plan.

Change in Management

            In connection with the Merger, our board of directors was reconstituted by the resignation of Mr. Arnold P. Kling from his role as our sole director and the appointment of Steven A. Elms, Dov A. Goldstein, Jerrold B. Grossman, Adam S. Grossman, Eric I. Richman and Bryant E. Fong as directors (all of whom except for Mr. Fong were directors of Former ADMA immediately prior to the Merger).  Bryant Fong is the designee of Burrill, Steven Elms is the designee of Aisling and Dr. Jerrold B. Grossman is the designee of Jerrold and Adam Grossman and their related entities (the “Grossman Group”).  Burrill, Aisling and the Grossman Group were the lead investors (the “Lead Investors”) in the 2012 Financing (defined below).  Each of the Lead Investors is entitled to designate one nominee to our board of directors for as long as it owns 50% of the shares of common stock that it received in the Merger in exchange for the shares of Former ADMA’s common stock that it owned immediately following the closing of the 2012 Financing.  Our executive management team was also reconstituted following the resignation of Mr. Kling as our President and Mr. Kirk M. Warshaw as our Chief Financial Officer and Secretary, and Adam S. Grossman was appointed our President and Chief Executive Officer.  On April 30, 2012, the Board ADMA appointed Brian Lenz as the Company’s Vice President and Chief Financial Officer, effective May 1, 2012.  On July 17, 2012, Lawrence P. Guiheen was appointed to our Board.  On July 18, 2012, James Mond, M.D., Ph.D., joined us as our Chief Scientific and Medical Officer.  See “Item 10.  Directors, Executive Officers and Corporate Governance - Management.”

Recent Financings

 Convertible Notes

            In 2009, 2010 and 2011, we issued senior secured convertible promissory notes to significant stockholders, as further detailed in the table below.  The notes provided that the outstanding principal and interest under the notes would be due and payable upon the earliest to occur of:  (i) December 31, 2011 (as extended by amendment); (ii) the date on which the Company would consummate a preferred stock financing in which the gross proceeds to the Company totaled at least $10,000,000 (“Qualified Financing”); and (iii) the occurrence of an Event of Default (as defined in the notes), the first of these three events to occur referred to as the “Maturity Date.”  Interest accrued on the outstanding principal at the rate stated in the table below and was payable on the Maturity Date.  The notes provided that in the Qualified Financing, the unpaid principal and accrued interest on the notes would automatically convert into the preferred stock issued in such Qualified Financing at a price per share equal to the lesser of (A) the price per share paid by the investors in the Qualified Financing or (B) the conversion price listed in the table below.

            In December 2011, all then-outstanding senior secured convertible promissory notes were converted into 4,835,224 shares of Series A Preferred Stock in accordance with their terms.  No such notes remain outstanding.

 Non-Convertible Notes

            In 2011, we issued senior secured promissory notes to significant stockholders, as further detailed in the table below.  The notes stated that the outstanding principal and interest under them would be due and payable upon the earliest of (such date is referred to as the “Maturity Date”) (i) December 31, 2011 (extended by amendment to March 31, 2012 with respect to $250,000 in aggregate principal amount of such notes); or (ii) the occurrence of an Event of Default (as defined in the notes).  Interest accrued on the outstanding principal at the rate stated below and was payable on the Maturity Date.  In an Event of a Default, the interest rate stated on the notes would have been increased by three percent (3%) per annum.  The notes were collateralized by all of our assets.

            The notes also stated that they would be repaid prior to the Maturity Date upon (i) the receipt by Former ADMA of funds from the sale of plasma inventory of Former ADMA or its subsidiary; (ii) Former ADMA’s sale of any of its securities in a public offering or (ii) a Change of Control (as defined in the notes).

            Senior secured promissory notes in the aggregate principal amount of $400,000 were repaid prior to the Merger.  Senior secured promissory notes in the aggregate principal amount of $250,000 (plus $12,740 in accrued interest) were invested in the 2012 Financing by the holders of the notes in exchange for shares of Former ADMA’s common stock.  No such notes remain outstanding.

Warrants

            In connection with the issuance of certain of the above notes, we issued common stock purchase warrants expiring ten years from the date of issue to existing common and preferred stockholders at an exercise price of $0.06 per share.  Such warrants vested immediately and could be exercised at any time up to the expiration date.  The warrants were exercised for shares of Former ADMA common stock prior to the Merger.

Summary Table

            The amounts listed for the investors below were the largest amounts of principal outstanding for those investors since the issuance of the notes.  None of the notes remain outstanding.  In the table below, “Aisling” refers to Aisling Capital II, L.P., “Maggro” refers to Maggro, LLC and “Hariden” refers to Hariden, LLC.  The managing members of the control person of Aisling include our Chairman Steven Elms.  Our Vice Chairman Dr. Jerrold B. Grossman is the managing member of Maggro.  Our President and Chief Executive Officer Adam S. Grossman is the managing member of Hariden.

Issue Date	Security	Principal Amount and Investors	Interest Rate	Interest paid in 2010	Conversion Price	Convertible Into	Warrants Issued

August 2009	Senior Secured Convertible Promissory Notes	$ 2,500,000 (Aisling: $2,075,000	9%		$15.24941	Preferred A-1
		Maggro: $212,500
		Hariden: $212,500)
December 2009		$2,500,000	9%		$15.24941	Preferred A-1
		(Aisling: $2,075,000
		Maggro: $212,500
		Hariden: $212,500)
June 2010		$1,800,000	12%		$13.55240	Preferred A-2	66,967
		(Aisling: $1,695,000
		Maggro: $52,500
		Hariden: $52,500)
December 2010		$500,000	10%		$13.55240	Preferred A-2
		(Aisling: $500,000)
February 2011		$300,000	10%		$13.55240	Preferred A-2
		(Maggro: $150,000
		Hariden: $150,000)
May 2011		$250,000	10%		$13.55240	Preferred A-2
		(Aisling: $212,500
		Maggro: $18,750
		Hariden: $18,750)

June 2011		$300,000	10%		$13.55240	Preferred A-2
		(Aisling: $249,000
		Maggro: $25,500
		Hariden: $25,500)
August 2011	Senior Secured Promissory Notes	$250,000	10%		N/A	N/A	5,857
		(Aisling: $200,000
		Maggro: $25,000
		Hariden: $25,000)
September 2011		$100,000	18%		N/A	N/A
		(Maggro: $50,000
		Hariden: $50,000)
October 2011		$100,000	18%		N/A	N/A
		(Maggro: $50,000
		Hariden: $50,000)
December 2011		$200,000	18%		N/A	N/A
		(Aisling: $100,000
		Maggro: $50,000
		Hariden: $50,000)

2012 Financing

            In connection with, and immediately prior to the closing of the Merger, Former ADMA completed a private placement (the “2012 Financing”) of 2,321,723 shares of Former ADMA’s common stock at a price per share of $7.56 to accredited investors, for gross proceeds to ADMA of $17,550,029 pursuant to a securities purchase agreement, dated as of February 13, 2012 (the “Securities Purchase Agreement”).  The 2012 Financing closed on February 13, 2012.  In lieu of repayment of senior secured promissory notes in the aggregate principal amount of $250,000 (plus $12,740 in accrued interest), the aggregate amount of unpaid principal and interest on the notes was invested by the holders of such notes in the 2012 Financing in exchange for shares of Former ADMA’s common stock.  The net cash proceeds from the 2012 Financing, after the payment of all expenses related to the 2012 Financing and the Merger, including legal, printing, travel, the Placement Agent’s cash fee and expense reimbursement and miscellaneous, were approximately $15.3 million, not including in such proceeds the senior secured promissory notes that were satisfied in exchange for shares of Former ADMA’s common stock in the 2012 Financing.

Pursuant to the terms of the Securities Purchase Agreement, for a period ending on the earlier to occur of (a) 18 months following the closing of the 2012 Financing or (b) such date that we have sold in one or more transactions (other than exempt issuances as defined in the agreement) securities having an aggregate purchase price of at least $5 million, if we sell any common stock or common stock equivalents for a price less than $7.56 (a “Dilutive Issuance”), each investor in the 2012 Financing will be given the right to subscribe, for $0.01 per share, for such number of additional shares of common stock equal to (x) the total subscription amount paid by the investor in the 2012 Financing divided by the price per share of common stock paid (or payable per share of common stock in the case of common stock equivalents) by investors in connection with the Dilutive Issuance, less (y) the total number of shares of common stock purchased by such investor at the closing of the 2012 Financing and any such additional shares of common stock acquired under this right.  We must use commercially reasonable efforts to complete a financing transaction pursuant to which we would sell common stock or common stock equivalents resulting in gross proceeds of at least $5 million within 18 months of the closing of the 2012 Financing (the “First Follow-On Financing”).

Burrill, Aisling, and the Grossman Group, which we collectively refer to as the “Lead Investors,” purchased 1,124,480, 582,085 and 145,522 shares of Former ADMA’s common stock, respectively, for approximately $8,500,000, $4,400,000 and $1,100,000, respectively.  $262,740 in consideration paid by Aisling and the Grossman Group was in the form of secured promissory notes in lieu of cash.  ADMA reimbursed the Lead Investors for their reasonable costs (including legal fees and expenses) of $38,184 in connection with the 2012 Financing.  The Lead Investors, and Former ADMA’s officers and directors, agreed not to sell, transfer or otherwise dispose of any of their common stock or securities convertible, exercisable or exchangeable for common stock for a period of 180 days following the closing of the 2012 Financing.  In addition, with respect to any Lead Investor, until such time that such Lead Investor owns less than 50% of the shares of common stock that it received in the Merger in exchange for the shares of common stock that it owned immediately following the closing of the 2012 Financing, if we propose to offer any shares of its equity securities, or securities or debentures exchangeable for or convertible into additional shares of its equity securities for the purpose of financing its business (other than shares issued to employees, directors and consultants in the form of stock or options, shares issued upon exercise, exchange or conversion of any securities issued in the 2012 Financing or outstanding as of the date of the Securities Purchase Agreement, shares issued pursuant to strategic agreements, shares offered to the public pursuant to an underwritten public offering, or other customary exclusions), the Company will offer such Lead Investor the right to participate in any such offering on the same terms and conditions otherwise available to investors therein, to the extent of an amount at least equal to their beneficial ownership percentage at the time of such offer.

In connection with the 2012 Financing and the Merger, we agreed, pursuant to a registration rights agreement, dated as of February 13, 2012 (the “Registration Rights Agreement”), to register on a registration statement (the “Investor Registration Statement”) the resale of the shares of common stock issued in the Merger in exchange for the shares of common stock issued in the 2012 Financing and the shares of common stock owned by our pre-Merger stockholders, as well as the resale of the shares of common stock issuable upon exercise of the warrants issued to the placement agent and its designees in the Merger in exchange for the Placement Agent Warrants (as defined below).  Such registration statement was declared effective on August 13, 2012.

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

            Under the terms of the Securities Purchase Agreement, we are obligated to cause securities to be delivered to non-affiliates without any restrictive legends if the resale of such securities has been registered, such securities have been sold pursuant to Rule 144 or, in certain circumstances, if such securities are eligible for sale under Rule 144.  If we fail to do so, we are obligated to pay to the investor, for each $1,000 of shares, $1 per trading day, increasing to $2 per trading day five trading days after such damages have begun to accrue, until unrestricted certificates are delivered.  In addition, if the Company fails to satisfy the current public information requirement under Rule 144(c), then the Company is obligated to pay to an investor, for any delay in or reduction of its ability to sell the securities, an amount equal to 1% of the aggregate subscription amount of such investor’s securities on the date of such current public information failure and on every 30th day thereafter (prorated for shorter periods) until the failure is cured or public information is no longer required for a Rule 144 sale.

Former ADMA entered into a Placement Agency Agreement, dated February 12, 2012, with the exclusive placement agent in the 2012 Financing.

In connection with the 2012 Financing, the Lead Investors each entered into a lock-up agreement with the Placement Agent in reference to a Placement Agency Agreement, dated February 12, 2012 by and between the Company and the Placement Agent, and agreed that until August 11, 2012, it would not offer, pledge, sell, contract to sell, grant any option or contract to purchase, purchase any option or contract to sell, or otherwise dispose of, directly or indirectly, any shares of common stock or securities convertible into or exchangeable or exercisable for any shares of common stock, or enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of common stock, whether any such transaction is to be settled by delivery of common stock or such other securities, in cash or otherwise.  Such restrictions do not apply, subject to certain conditions, to transactions relating to (i) bona fide gifts, (ii) shares of common stock acquired in the open market on or after the completion of the Merger, (iii) the transfer of shares of common stock to a family member or a trust for the benefit of the restricted party or a family member (including by will or intestacy) or (iv) a distribution to the partners, members or shareholders of the restricted party, provided that the recipient agrees in writing prior to such transfer to be bound by the foregoing restrictions.

Participation in Public Offering / Directed Share Program

We have filed a registration statement with the Securities and Exchange Commission in connection with our proposed public offering of shares of common stock (File No. 333-186579).  Certain of our existing stockholders, including Aisling Capital II, LP, Burrill Capital Fund IV, LP and certain other affiliates, have indicated an interest in purchasing an aggregate of up to approximately $10 million of our common stock in this public offering. Of this amount, the underwriters have reserved $1 million for purchase by our directors, executive officers, certain of their affiliates and others associated with us through a directed share program.   We can offer no assurances that we will be able to complete the offering.  In addition, even if we do complete the offering, because indications of interest are not binding agreements or commitments to purchase, the underwriters may sell more, less or no shares in the offering to any of these persons, or any of these persons may determine to purchase more, less or no shares in the offering.

Item 14.  Principal Accountant Fees and Services

Audit Fees, Audit Related Fees, Tax Fees and Other Fees

During the fiscal years ended December 31, 2011 and December 31, 2012, the Company had retained CohnReznick LLP, to provide audit and other services as follows:

	2011	2012
Audit (1)	243,751	181,514
Audit Related Fees (2)	-	-
Tax Fees (3)	-	-
Other Fees	-	-
TOTAL	243,751	181,514

(1) Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements included in our Annual Report on Form 10-K and review of the interim consolidated financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by our independent registered public accountants in connection with statutory and regulatory filings or engagements. For the fiscal years ended December 31, 2011 and 2012, fees for professional services billed by CohnReznick LLP were $181,514 and $243,751, respectively.

(2) Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”  This category includes fees related to non-routine SEC filings.  For the fiscal years ended December 31, 2011 and 2012, fees for professional services billed by CohnReznick LLP were $0 and $0, respectively.

(3) Tax Fees were billed for services including assistance with tax compliance and the preparation of tax returns, tax consultation services, assistance in connection with tax audits and tax advice related to mergers, acquisitions and dispositions.  For the fiscal years ended December 31, 2011 and 2012, fees for professional services billed by CohnReznick LLP were $0 and $0, respectively.

Pre-Approval of Audit and Permissible Non-Audit Services

Our Audit Committee requires pre-approval of all audit and non-audit services in one of two methods. Under the first method, the engagement to render the services would be entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided (i) the policies and procedures are detailed as to the services to be performed, (ii) the Audit Committee is informed of each service, and (iii) such policies and procedures do not include delegation of the Audit Committee’s responsibilities under the Exchange Act to the Company’s management. Under the second method, the engagement to render the services would be presented to and pre-approved by the Audit Committee (subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act that are approved by the Audit Committee prior to the completion of the audit). The Chairman of the Audit Committee has the authority to grant pre-approvals of audit and permissible non-audit services by the independent registered public accounting firm, provided that all pre-approvals by the Chairman must be presented to the full Audit Committee at its next scheduled meeting.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of the Report:

1.
Financial Statements:
Consolidated Balance Sheets at December 31, 2011 and 2012
Consolidated Statements of Operations for the years ended December 31, 2011 and 2012
Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2011 and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2012
Notes to Consolidated Financial Statements.

2.	All other schedules are omitted because of they are not required or because the required information is given in the consolidated financial statements or notes thereto.

3.	Exhibits:

EXHIBIT INDEX

Exhibit No.	Description
2.1 (1)	Agreement and Plan of Merger, dated February 13, 2012, among R&R Acquisition VI, Inc., ADMA Biologics, Inc. and ADMA Acquisition Sub, Inc.
2.2 (1)	Certificate of Merger, dated February 13, 2012, merging ADMA Acquisition Sub, Inc. with and into ADMA Biologics, Inc.
3.1 (1)	Certificate of Incorporation of R&R Acquisition VI, Inc., as amended
3.2 (8)	Bylaws of R&R Acquisition VI, Inc.
4.1 (2)	Specimen Common Stock Certificate
4.2 (1)	Form of Placement Agent Warrant
4.3 (9)	Form of Warrant Agreement with Hercules Technology Growth Capital, Inc. ("Hercules")
4.4 (9)	Form of Secured Term Loan Promissory Note issued to Hercules
10.1** (6)	2007 Employee Stock Option Plan (as amended)
10.2 (1)	Form of Securities Purchase Agreement, dated as of February 13, 2012, between ADMA Biologics, Inc. and each purchaser identified on the signature pages thereto
10.3 (1)	Form of Registration Rights Agreement, dated as of February 13, 2012, between R&R Acquisition VI, Inc. and each of the several purchasers signatory thereto
10.4 (1)	Amended and Restated Placement Agency Agreement, dated February 12, 2012, between ADMA Biologics, Inc. and Rodman & Renshaw, LLC
10.5 (2)	Form of Lockup Agreement (February 13, 2012)
10.6** (1)	Employment Agreement, dated February 13, 2012, by and between ADMA Biologics, Inc. and Adam Grossman
10.7 (1)	Investors’ Rights Agreement, dated July 17, 2007, by and among the Company and each of the investors listed on Schedule A thereto
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

10.12 (1)	Form of Indemnification Agreement
10.13 **(3)	Employment Agreement, dated as of April 30, 2012, by and between ADMA Biologics, Inc. and Brian Lenz
10.14 (4)	Modification and Release Agreement dated June 15, 2012, between ADMA Biologics, Inc and Rodman & Renshaw, LLC
10.15+(7)	Testing Services Agreement, dated June 7, 2012, between ADMA and Quest Diagnostics Clinical Laboratories, Inc.
10.16+(7)	Plasma Supply Agreement, dated June 22, 2012, between ADMA and Biotest
10.17**(7)	Employment Agreement, dated July 18, 2012, by and among the Company and James Mond
10.18 (9)	Loan and Security Agreement, dated as of December 21, 2012 by and among ADMA, ADMA Plasma Biologics, Inc., ADMA Bio Centers Georgia Inc. and Hercules
10.19 (9)	Equity Rights Letter, dated December 21, 2012, from ADMA to Hercules
10.20+ (9)	Manufacturing, Supply and License Agreement, dated as of December 31, 2012, by and between Biotest and ADMA
10.21+(9)	License Agreement, dated December 31, 2012, by and between ADMA and Biotest Aktiengesellschaft
16.1 (1)	Letter from Sherb & Co, LLP regarding change in certifying accountants
21.1 (2)	Subsidiaries of Registrant
24.1 (10)	Power of Attorney (included on signature page)
31.1 (10)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 (10)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3 (11)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4 (11)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 (10)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (10)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 *
Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements

101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***
+  Confidential treatment requested as to certain portions of this exhibit.  Such portions have been redacted and submitted separately to the SEC.

*  Previously filed.

**  Management compensatory plan, contract or arrangement.

*** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 13, 2012.

(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on March 29, 2012.

(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 3, 2012.

(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 21, 2012.

(5)	Incorporated herein by reference to Amendment No. 3 to the Company’s current report on Form 8-K filed with the Commission on June 22, 2012.

(6)	Incorporated herein by reference to Exhibit A to the Information Statement on Schedule 14C filed with the Commission on October 29, 2012.

(7)	Incorporated by reference to Amendment No. 4 to the Company’s registration statement on Form S-1 (333-180449) filed with the Commission on August 10, 2012.

(8)	Incorporated by reference to Exhibit 3.2 to R&R Acquisition VI, Inc.’s registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on July 10, 2006

(9)	Incorporated herein by reference to the Company’s registration statement on Form S-1 (333-186579) filed with the Securities and Exchange Commission on February 2, 2013.

(10)	Previously filed with the Annual Report on Form 10-K filed with the SEC on March 6, 2013, which is being amended hereby.

(11)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	ADMA Biologics, Inc.
April 30, 2013
By: /s/ Adam S. Grossman Adam S. Grossman President and Chief Executive Officer (Principal Executive Officer)

 EXHIBIT INDEX FOR DOCUMENTS FILED WITH THIS REPORT

Exhibit No.	Description of Exhibit

31.3	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.4	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer