Form 10-Q
period 2013-03-31
ADMA BIOLOGICS, INC.
filed 2013-05-14
CIK 1368514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-52120

ADMA BIOLOGICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	56-2590442
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

PO Box 317, Ramsey, New Jersey	07446
(Address of Principal Executive Offices)	(Zip Code)

(201) 478-5552
(Registrant’s Telephone Number, Including Area Code)
65 Commerce Way, Hackensack, New Jersey, 07601 (Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

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

The number of shares outstanding of the issuer’s common stock, as of May 13, 2013 was 5,871,002.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

Index

PART I
FINANCIAL INFORMATION

Item 1.                      Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$10,320,517	$12,535,672
Accounts Receivable	326,327	39,112
Inventories	1,007,267	1,265,593
Prepaid Expenses	651,442	107,761
Total Current Assets	12,305,553	13,948,138
Property and Equipment at Cost, Net	801,757	779,297

Other Assets:
Deferred Financing Costs	245,416	363,403
Restricted Cash	452,004	452,004
Deposits	12,577	12,577
Total Other Assets	709,997	827,984

TOTAL ASSETS	$13,817,307	$15,555,419

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,379,011	$1,058,671
Accrued Expenses	676,667	747,079
Accrued Interest	33,292	-
Current Portion of Leasehold Improvement Loan	11,831	11,569
Total Current Liabilities	2,100,801	1,817,319
Notes Payable, Net of Debt Discount	4,793,867	3,773,524
Warrant Liability	192,617	229,345
End of Term Liability, Note Payable	132,500	106,000
Deferred Rent Liability	122,047	127,595
Leasehold Improvement Loan	74,832	77,890
TOTAL LIABILITIES	7,416,664	6,131,673

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common Stock $.0001 par value at March 31, 2013 and
December 31, 2012, respectively; 75,000,000 shares
authorized, 5,871,002 shares issued and outstanding	587	587
Additional Paid-In Capital	46,751,031	46,532,487
Accumulated Deficit	(40,350,975)	(37,109,328)
TOTAL STOCKHOLDERS' EQUITY	6,400,643	9,423,746
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,817,307	$15,555,419

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2013	2012

REVENUES	$792,935	$4,400
Cost of sales	529,046	2,200

Gross profit	263,889	2,200

OPERATING EXPENSES:
Research and development	1,467,584	81,820
Plasma center	515,288	459,293
General and adminstrative	1,431,106	674,589

TOTAL OPERATING EXPENSES	3,413,978	1,215,702

LOSS FROM OPERATIONS	(3,150,089)	(1,213,502)

OTHER INCOME (EXPENSE):
Interest income	510	7,067
Interest expense	(128,796)	(8,494)
Change in fair value of stock warrants	36,728	-
TOTAL OTHER INCOME (EXPENSE)	(91,558)	(1,427)

LOSS BEFORE INCOME TAXES	(3,241,647)	(1,214,929)

State income tax benefit	-	617,615

NET LOSS	$(3,241,647)	$(597,314)

NET LOSS PER COMMON SHARE, Basic and Diluted	$(0.55)	$(0.18)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING, Basic and Diluted	5,871,002	3,363,069

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY
(Unaudited)
For the Three Months Ended March 31, 2013

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance - January 1, 2013	5,871,002	$587	$46,532,487	$(37,109,328)	$9,423,746

Stock-based compensation	-	-	218,544	-	218,544

Net loss	-	-	-	(3,241,647)	(3,241,647)

Balance - March 31, 2013	5,871,002	$587	$46,751,031	$(40,350,975)	$6,400,643

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,241,647)	$(597,314)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	43,613	45,735
Stock-based compensation	218,544	46,254
Warrant liability	(36,728)	-
Amortization of debt discount	20,344	-
Amortization of deferred financing costs	20,640	-
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(287,215)	-
Inventories	258,326	(27,943)
Prepaid expenses	(543,681)	(369,217)
Other assets	195,361	-
Increase (decrease) in:
Accounts payable	320,340	(794,562)
Accrued expenses	(70,412)	(298,064)
Accrued interest	33,292	1,959
Deferred rent liability	(5,548)	(5,547)
Net cash used in operating activities	(3,074,771)	(1,998,699)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(66,074)	-
Net cash used in investing activities	(66,074)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of note
payable conversion	-	17,287,288
Proceeds from Hercules debt note payable	1,000,000	-
Payment of equity issuance costs	(71,514)	(933,957)
Payments on notes payable	-	(200,000)
Payments of leasehold improvement loan	(2,796)	(2,575)
Net cash provided by financing activities	925,690	16,150,756

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(2,215,155)	14,152,057
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	12,535,672	87,771
CASH AND CASH EQUIVALENTS - END OF PERIOD	$10,320,517	$14,239,828

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$61,389	$3,820
Supplemental Disclosure of Noncash Financing Activities:
Conversion of notes payable and accrued interest into
common stock	$-	$262,740
Reclassification of equity issuance costs to additional
paid in capital	$-	$421,077
Accrued equity issuance costs	$-	$279,394
End of term liability for Hercules note payable	$26,500	$-

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012

1.	ORGANIZATION AND BUSINESS

ADMA Biologics, Inc. (“ADMA” or the “Company”) is a specialty immune globulin company that develops, manufactures and intends to market plasma-based biologics for the treatment and prevention of certain infectious diseases.  ADMA focuses on developing and commercializing plasma-derived human immune globulins through its wholly-owned subsidiary, ADMA Plasma Biologics, Inc. founded in 2004.  ADMA is based in Hackensack, New Jersey.  In addition, ADMA operates ADMA Bio Centers of Georgia. This wholly-owned subsidiary is a Delaware corporation that was formed on April 3, 2008.  ADMA Bio Centers of Georgia is an FDA-licensed source plasma collection facility located in Norcross, Georgia.

The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future.  The Company has needed to raise capital from the sales of its securities to sustain operations.

In February 2012, privately-held ADMA Biologics, Inc. (“Former ADMA”) completed a private placement (the “2012 Financing” or Private Investment in Public Equity, or “PIPE”) to raise gross proceeds of $17.3 million in cash in connection with, and immediately prior to the closing of the merger, (the “Merger”) with an acquisition subsidiary of R&R Acquisition VI, Inc. (“ParentCo”). In the 2012 Financing, Former ADMA issued 1,828,128 shares of its common stock at a price per share of $9.60 to accredited investors pursuant to a securities purchase agreement dated February 13, 2012 (the “Securities Purchase Agreement”).  In lieu of repayment of senior secured promissory notes in the aggregate principal amount of $250,000 (plus $12,740 in accrued interest), the aggregate amount of unpaid principal and interest on the notes was invested by the holders of such notes in the 2012 Financing in exchange for shares of Former ADMA’s common stock. Immediately prior to the Merger, (i) 3,386,454 shares of Series A preferred stock of Former ADMA were converted into 11,243,748 shares of Former ADMA’s common stock after giving effect to cumulative anti-dilution adjustments and accrued dividends, and 4,835,224 shares of Former ADMA’s Series A preferred stock issued in December 2011 upon the conversion of convertible notes were converted into an equal number of shares of Former ADMA’s common stock and (ii) the shares of common stock of Former ADMA were reverse split at a ratio of 1-for-6.8 (the “Reverse Split”). All of the then issued and outstanding shares of Former ADMA’s common stock, including the common stock issued in the 2012 Financing and including the shares of Former ADMA’s Series A preferred stock converted as described above, were automatically exchanged into 5,843,613 shares of ParentCo’s common stock at a 1:1 exchange ratio and as adjusted for the 0.27-for-1 stock dividend paid on the ParentCo common stock in April 2013.  All warrants, options and other rights to purchase or acquire shares of Former ADMA’s common stock outstanding immediately prior to the Merger, including the warrants issued to the placement agent in the 2012 Financing (the “Placement Agent Warrants”) and including the additional options granted to Adam S. Grossman, CEO, under his new employment agreement, were converted into warrants, options or other rights, as the case may be, to purchase an aggregate of 486,893 shares of ParentCo’s common stock at the same exercise prices (subsequently adjusted for the stock dividend) and 3,107,648 of the 3,175,000 shares of ParentCo’s common stock held by the stockholders of ParentCo immediately prior to the Merger were canceled such that these stockholders were left owning 67,352 shares of common stock, not including the 111,589 shares issuable upon exercise of the Placement Agent Warrants, held by an affiliate of one of such stockholders and certain of its employees.  See Note 7, Subsequent Event, pertaining to the stock dividend.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012

The net cash proceeds from the 2012 Financing, after the payment of all expenses related to the 2012 Financing and the Merger, including legal, printing and travel expense, the Placement Agent’s cash fee and expense reimbursement and miscellaneous were approximately $15.3 million, not including in such proceeds the senior secured promissory notes that were satisfied in exchange for shares of Former ADMA’s common stock in the 2012 Financing.  Based upon the Company’s projected revenue and expenditures for 2013, management currently believes that current cash and cash equivalents, along with the option to borrow an additional $1 million upon the closing of an equity financing or subordinated unsecured convertible debt financing before June 30, 2013 from the existing Loan and Security Agreement with Hercules Technology Growth Capital, Inc., or Hercules, in addition to a backstop financing agreement with the lead investors from the February 2012 Financing will be sufficient to enable the Company to fund its operating expenses, research and development expenses and capital expenditures into the second quarter of 2014.   Because the Company does not anticipate receiving Food and Drug Administration (“FDA”) approval for RI-002, until at the earliest, the second half of 2015, if at all, and would, therefore, not be able to generate revenues from the commercialization of RI-002, its lead product candidate, until after that date, the Company will have to raise additional capital prior to the second quarter of 2014 to continue product development and operations.  The Company is unable to predict with reasonable certainty when it will generate revenues from the commercialization of RI-002 and, therefore, how much additional capital it will need to raise prior to the second quarter of 2014.  Furthermore, if the Company’s assumptions underlying its estimated expenses and revenues prove to be wrong, it may have to raise additional capital sooner than anticipated.  Due to numerous risks and uncertainties associated with the research, development and future commercialization of its product candidate, the Company is unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with its anticipated clinical trials and development activities.  The Company’s current estimates may be subject to change as circumstances regarding requirements further develop. The Company may decide to raise capital through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements.  The Company does not have any existing commitments for future external funding.  The Company may seek to sell additional equity or debt securities or obtain a bank credit facility.  The sale of additional equity or debt securities, if convertible, could result in dilution to the Company’s stockholders.  The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict the Company’s operations or other financing alternatives.

Additional equity or debt financing, grants, or corporate collaboration and potential licensing arrangements may not be available on acceptable terms, if at all.  If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate the Company’s research and development programs, reduce the Company’s planned clinical trials and delay or abandon potential commercialization efforts of the Company’s lead product candidate.  The Company may be required to obtain loans or raise additional funds to meet long-term obligations and continue operations. There can be no assurance that such funds, if available at all, can be obtained on terms acceptable to the Company. As of March 31, 2013, the Company had $10.3 million in cash and cash equivalents.

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

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012

The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) which in the opinion of management are necessary to present fairly the consolidated financial position of the Company as of March 31, 2013 and its results of operations and cash flows for the three months ended March 31, 2013 and 2012.  The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim periods or for the full year.  These interim financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 6, 2013.

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

Inventories

Plasma inventories (both plasma intended for resale and plasma intended for internal use in the Company's research and development activities) are carried at the lower of cost or market value determined on the first-in, first-out method.  Once the research and development plasma is processed to a finished product for ongoing trials, it is then expensed to research and development.  Inventory at March 31, 2013 and 2012 consists of raw materials.  Inventory also includes plasma collected at the Company’s FDA licensed plasma collection center.

Revenue recognition

Revenue from the sale of human plasma collected at the Company’s plasma collection center and plasma-derived medicinal products is recognized at the time of transfer of title and risk of loss to the customer, which usually occurs at the time of shipment.  Revenue is recognized at the time of delivery if the Company retains the risk of loss during shipment. Revenues are substantially attributed to one customer.

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

Earnings (loss) per common share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Because the holders of the Series A preferred stock were not contractually required to share in the Company’s losses, in applying the two-class method to compute basic net loss per common share, no allocation to preferred stock was made for the three months ended March 31, 2012 and no preferred stock was outstanding during the three months ended March 31, 2013.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012

Diluted net loss per share is calculated by dividing net loss attributable to common stockholders as adjusted for the effect of dilutive securities, if any, by the weighted average number of common stock and dilutive common stock outstanding during the period.  Potential common shares include the shares of common stock issuable upon the exercise of outstanding stock options and a warrant (using the treasury stock method) and the conversion of the shares of Series A preferred stock (using the more dilutive of the (a) as converted method or (b) the two–class method).  Potential common shares in the diluted net loss per share computation are excluded to the extent that they would be anti-dilutive.  No potentially dilutive securities are included in the computation of any diluted per share amounts as the Company reported a net loss for all periods presented.  Potentially dilutive securities that would be issued upon conversion of convertible notes, conversion of Series A  preferred stock, and the exercise of outstanding warrants and stock options, were 0.9 million and 2.4 million as of March 31, 2013 and 2012, respectively.

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

During the three months ended March 31, 2013, a total of 25,587 options were issued to employees.

During the three months ended March 31, 2012 options to purchase an aggregate of 269,410 shares of common stock were granted to our President and Chief Executive Officer.

3.	NOTES PAYABLE

As of February 13, 2012, all notes and accrued interest and preferred stock have been converted into common stock or repaid in full.

Prior to February 13, 2012, the Company had issued senior secured convertible promissory notes to significant stockholders pursuant to the terms of Note Purchase Agreements.  The outstanding principal and interest under the convertible notes were due and payable upon the earliest to occur of:  (i) March 31, 2012 (as amended); (ii) the date on which the Company consummates a preferred stock financing in which the gross proceeds to the Company total at least $10,000,000 (“Qualified Financing”, as defined in the notes); and (iii) the occurrence of an Event of Default (as defined in the notes), the first of these three events to occur was referred to as the “Maturity Date”.  Interest accrued on the outstanding principal at the stated rate and was payable on the Maturity Date.  The Company also issued promissory notes, which were not convertible, to significant stockholders pursuant to the terms of Note Purchase Agreements. The outstanding principal and interest under the notes were due and payable upon the earliest to occur of: (i) March 31, 2012 (as amended); (ii) the occurrence of a prepayment event (as defined in the Notes) or (iii) the occurrence of an Event of Default (as defined in the Notes), the first of these three events to occur referred to as the “Maturity Date”.

If all or any of the principal and accrued interest thereon remained outstanding prior to the date of a Qualified Financing, those amounts would automatically have converted into shares of the Company’s preferred stock at the lower of (a) the price per share paid by investors in the Qualified Financing or (b) the stated Conversion Price.

Principal of $200,000 plus accrued interest of $3,255 was repaid in January 2012 on the December 2011 notes.  Principal of $250,000 plus accrued interest of $12,740 from the August 2011 notes was converted into 34,759 shares of common stock by the noteholders in the 2012 Financing.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012

On December 21, 2012, the Company and its subsidiaries entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules. Under the Loan Agreement, the Company may borrow up to a maximum of $6 million. The Company borrowed $4 million in December 2012, and has borrowed an additional $1 million in March 2013, upon reaching its first milestone, i.e., enrolling at least one patient in a pivotal Phase III clinical study of its lead product candidate RI-002, and has the option to borrow an additional $1 million upon the closing of an equity financing or subordinated unsecured convertible debt financing with aggregate unrestricted net proceeds of at least $10 million on or before June 30, 2013. The loan bears interest at a rate per annum equal to the greater of (i) 8.5% and (ii) the sum of (a) 8.5% plus (b) the Prime Rate (as reported in The Wall Street Journal) minus 5.75%. The loan is secured by the Company's assets, except for the Company's intellectual property (which is subject to a negative pledge). The principal will be repaid over 27 months beginning no later than May 1, 2014, unless accelerated as a result of certain events of default. Interest is due and payable on the first of every month and at the termination date, unless accelerated as a result of an event of default. In addition, a backend fee equal to 2.65% of the amount funded under the facility is due on the maturity or prepayment date or the date that the secured obligations become due and payable and a 1% facility fee in the amount of $60,000 and a commitment fee in the amount of $25,000 were both due and paid at closing. The loan matures no later than August 2016.

In the event the Company elects or is required to prepay the loan, the Company is obligated to pay a prepayment charge corresponding to a percentage of the principal amount of the loan, with such percentage being: 3.0% if prepayment occurs in the first year, 2.0% if prepayment occurs in the second year and 0.5% if prepayment occurs after the second year but prior to the last day of the term.

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

Events of default under the agreement include, but are not limited to: (i) insolvency, liquidation, bankruptcy or similar events; (ii) failure to pay any debts due under the Loan Agreement or other loan documents on a timely basis; (iii) failure to observe any covenant or secured obligation under the Loan Agreement or other loan documents, which failure, in most cases, is not cured within 10 days of written notice by lender; (iv) occurrence of any default under any other agreement between the Company and the lender, which is not cured within 10 days; (v) occurrence of an event that could reasonably be expected to have a material adverse effect; (vi) material misrepresentations; (vii) occurrence of any default under any other agreement involving indebtedness in excess of $50,000 or the occurrence of a default under any agreement that could reasonably be expected to have a material adverse effect; and (viii) certain money judgments are entered against the Company or a certain portion of its assets are attached or seized. Remedies for events of default include acceleration of amounts owing under the Loan Agreement and taking immediate possession of, and selling, any collateral securing the loan.

In connection with the Loan Agreement, the Company issued to Hercules a warrant to purchase 31,750 shares of common stock with an exercise price set at the lower of (i) $7.56 or (ii) the price per share of the next round of financing, subject to customary anti-dilution adjustments. The warrant expires after 10 years and has piggyback registration rights with respect to the shares of common stock underlying the warrant. In addition, the Company has also granted Hercules the option to invest (until the loan maturity date) up to $1 million in future equity financings (other than under an effective registration statement) at the same terms as the other investors.

The Loan Agreement contains certain provisions that require the warrants issued to Hercules to be accounted for as a liability and “marked-to-market” each reporting period. Changes in the valuation of this liability at the end of each reporting period will be included in the Company's reported operating results, and may create volatility in the Company's reported operating results.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012
4.	STOCKHOLDERS’ EQUITY

Common stock

The 2012 Financing resulted in Former ADMA raising gross proceeds of $17.3 million in cash in connection with and immediately prior to the closing of the Merger. In the 2012 Financing, Former ADMA issued 1,828,128 shares of Former ADMA’s common stock at a price per share of $9.60 to accredited investors pursuant to a Securities Purchase Agreement. In lieu of repayment of senior secured promissory notes in the aggregate principal amount of $250,000 (plus $12,740 in accrued interest), the aggregate amount of unpaid principal and interest on the notes was invested by the holders of such notes in the 2012 Financing in exchange for shares of Former ADMA’s common stock.  The net cash proceeds from the 2012 Financing, after the payment of all expenses related to the 2012 Financing, approximated $15.3 million.

On February 13, 2012, ParentCo, entered into a Merger Agreement by and among ParentCo, Former ADMA, and an acquisition subsidiary of ParentCo (“Acquisition Sub”).  Upon the closing of the Merger, Acquisition Sub was merged with and into Former ADMA, and Former ADMA, as the surviving corporation in the Merger, became a wholly-owned subsidiary of ParentCo.  ParentCo’s corporate name was changed to ADMA Biologics, Inc. and the name of Former ADMA was changed to ADMA Plasma Biologics, Inc.  Prior to the transactions contemplated by the Merger Agreement with Former ADMA, there were no material relationships between ParentCo and Former ADMA, or any of their respective affiliates, directors or officers, or any associates of their respective directors or officers.  For accounting purposes, the Merger was accounted for as a reverse acquisition, with Former ADMA as the accounting acquiror (legal acquiree) and ParentCo as the accounting acquiree (legal acquiror).  Consequently, the historical financial information of Former ADMA became the historical financial information of ParentCo.

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

The Company records compensation expense associated with stock options and other forms of equity compensation using the Black-Scholes option-pricing model and the following assumptions:

Three Months Ended
March 31, 2013

Expected term	6.25 years
Volatility	63-82%
Dividend yield	0.0%
Risk-free interest rate	1.24%

Guidance for stock-based compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company currently estimates there will be no forfeitures of options.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012

The weighted average remaining contractual life of stock options outstanding and expected to vest at March 31, 2013 is 8.4 years.  The weighted average remaining contractual life of stock options exercisable at March 31, 2013 is 7.2 years.

A summary of the Company’s option and warrant activity under the Plan and related information is as follows:

	Three Months Ended
	March 31, 2013
	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	749,211	$6.86

Granted	25,587	$7.56

Outstanding at end of period and expected to vest	774,798	$6.88

Options exercisable	263,963	$5.61

Weighted average fair value of options granted during period	$7.56	$4.42

Stock-based compensation expenses for the three months ended March 31, 2013 and 2012 was:

	Three Months Ended
	March 31,
	2013	2012

Research and development	$53,107	$413
General and administrative	165,437	45,841

Total stock based compensation expense	$218,544	$46,254

As of March 31, 2013, the total compensation expense related to unvested options not yet recognized totaled $2,946,509. The weighted-average vesting period over which the total compensation expense will be recorded related to unvested options not yet recognized at March 31, 2013 was approximately 2.9 years.

5.	RELATED PARTY TRANSACTIONS

The Company leases an office building and equipment from an entity owned by related parties on a month-to-month basis.  Rent expense amounted to $24,112 for the three months ended March 31, 2013 and 2012, respectively.

The Company maintains deposits and other accounts at a bank which is less than 5%-owned by related parties and where a stockholder and Company director is a member of the Board of Directors of the bank.

Index

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

Summarized financial information concerning reportable segments is shown in the following table:

Three Months Ended March 31, 2013	Plasma Collection Center	Research and Development	Corporate	Consolidated

Revenues	$792,935	$-	$-	$792,935

Cost of sales	529,046	-	-	529,046

Gross profit	263,889	-	-	263,889

Loss from operations	(251,399)	(1,467,584)	(1,431,106)	(3,150,089)

Other expense	-	-	(91,558)	(91,558)

Loss before income taxes	(251,399)	(1,467,584)	(1,522,664)	(3,241,647)

Property and equipment, net	708,994	5,131	87,632	801,757

Depreciation and amortization expense	36,833	836	5,944	43,613

Index

Three Months Ended March 31, 2012	Plasma Collection Center	Research and Development	Corporate	Consolidated

Revenues	$4,400	$-	$-	$4,400

Cost of sales	2,200	-	-	2,200

Gross profit	2,200	-	-	2,200

Loss from operations	(457,093)	(81,820)	(674,589)	(1,213,502)

Other expense	-	-	(1,427)	(1,427)

Loss before income taxes	(457,093)	(81,820)	(676,016)	(1,214,929)

Property and equipment, net	781,765	24,724	8,708	815,197

Depreciation and amortization expense	40,500	4,200	1,035	45,735

The “Corporate” column includes general and administrative overhead expenses.  Property and equipment, net, included in the “Corporate” column above includes assets related to corporate and support functions.

7.	SUBSEQUENT EVENT

On April 4, 2013, the Company effected a 1.27-for-1 stock split by means of a 0.27-for-1 stock dividend, relating to the shares of the Company's common stock, par value $0.0001 per share. Accordingly, all share and per share amounts relating to such common stock have been retroactively adjusted.

Index

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2013 and 2012 and with our Form 10-K  for the year ended December 31, 2012, filed with the Securities and Exchange Commission, or the SEC, on March 6, 2013.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.   Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance or achievements, and may contain the words “estimate,” “project,” “intend,” “forecast,” “anticipate,” “plan,” “planning,” “expect,” “believe,” “will,” “will likely,” “should,” “could,” “would,” “may” or, in each case, their negative, or words or expressions of similar meaning.  These forward-looking statements include, but are not limited to, statements concerning the timing, progress and results of the clinical development, regulatory processes, potential clinical trial initiations, potential investigational new product applications, biologics license applications, and commercialization efforts relating to the Company's product candidate(s).  The forward-looking statements contained in this report represent the Company’s estimates and assumptions only as of the date of this report and the Company undertakes no duty or obligation to update or revise publicly any forward-looking statements contained in this report as a result of new information, future events or changes in the Company’s expectations, except as required by applicable law or rules.  Forward-looking statements are subject to many risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission on March 6, 2013.

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

Our lead product candidate, RI-002, is a plasma-derived, polyclonal, IGIV which also contains standardized high levels of antibodies against respiratory syncytial virus, or RSV, and we are pursuing an indication for the use of this IGIV product for treatment of patients who are diagnosed with primary immunodeficiency disease, or PIDD.  RI-002 is manufactured using an FDA approved contract manufacturing facility in the United States.  RI-002 is a polyclonal human IGIV product candidate which means that the IGIV contains a wide array of antibodies that are obtained from different B-cell resources.  Polyclonal antibodies are the primary component of IGIV products.  PIDD is a disorder that causes a person’s immune system not to function properly.  PIDD is caused by hereditary or genetic defects and can affect anyone regardless of age or gender.  There are varying types of PIDD ranging from mild to severe cases and there are approximately 250,000 patients living with PIDD in the United States.

We commenced our pivotal Phase III clinical trial of RI-002 for the treatment of patients with PIDD in 2013. The trial is a single arm, open label study in which patients will be treated approximately once per month for a period of 12 months of treatment plus up to 90 days for safety monitoring and follow up. We intend to treat an aggregate of between 60 and 70 patients in approximately 12 treatment centers in the United States. The pivotal Phase III primary endpoint follows the published Food and Drug Administration’s or FDA’s industry guidance, which provides for a reduction in the incidence of serious infections to less than one per year in those receiving IGIV. The secondary endpoint is safety and includes other data collection points including antibody titers for certain agents, including streptococcus pneumonia, H. influenza type B, CMV, measles, tetanus and RSV antibody levels (among others) at various time points after infusion. Following the FDA’s guidance for our protocol should provide that a successful single Phase III trial and Biological License Application, or BLA, submission should lead to FDA approval. RI-001, the prior formulation of RI-002, was the subject of a Phase II randomized, double-blind, placebo-controlled human clinical trial in RSV-infected, immune-compromised patients. In that trial, RI-001 treated patients demonstrated a statistically significant rise in anti-RSV titers compared to patients receiving placebo. RI-002 is an improved formulation of our prior product candidate RI-001, which successfully completed a Phase II trial. RI-002 is manufactured using the same FDA-approved contract manufacturing facility as its predecessor. RI-002 has demonstrated improved production yields, an improved stability profile and comparable anti-RSV antibody titer potency relative to the prior formulation.    The FDA may require additional Phase III trials and Phase IV trials after this planned Phase III trial, and it is possible that the FDA may never grant approval of RI-002 for this or any other indication.

Index

Our Product Candidate

RI-002

RI-002 is a plasma-derived, polyclonal IGIV, with standardized high levels of antibodies against RSV. RI-002 is initially being developed as a treatment for patients with PIDD. By using our unique and exclusive assay, we are able to identify plasma donors with elevated amounts of RSV antibodies, measure these donors’ plasma RSV levels and formulate RI-002 with standardized high levels of RSV antibodies. In addition, by using our assay within manufacturing, we are able to demonstrate consistent lot-to-lot RSV antibody titer potency. To our knowledge, there is no other IGIV product on the market that contains standardized high levels of RSV antibodies and that is produced with reported consistent lot-to-lot potency. We believe these characteristics will differentiate RI-002 from currently marketed IGIV products.

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

As noted in the medical literature, immunocompromised patients historically have had a 5% to 15% rate of RSV infection and, if left untreated, lower respiratory tract RSV infections in immunocompromised patients can result in a mortality rate of up to 40%.

Financial Operations Overview

Revenue

As of March 31, 2013, we have generated $2,672,095 of revenue since inception from the sale of normal source human plasma collected at our plasma collection center and plasma-derived medicinal products.  Revenue is recognized at the time of transfer of title and risk of loss to the customer, which usually occurs at the time of shipment; however, revenue is recognized at the time of delivery if the Company retains the risk of loss during shipment.

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

The process of conducting pre-clinical studies and clinical trials necessary to obtain FDA approval is costly and time consuming.  The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, the quality of the product candidate’s early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability.  As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates.  Development timelines, probability of success and development costs vary widely.  We expect that our R&D expenses will increase throughout 2013, which is primarily attributable to the development of RI-002 and our related clinical Phase III program.

General and Administrative Expense

General and administrative, or G&A expenses, consists of rent, maintenance and utilities, insurance, wages, stock-based compensation and benefits for senior management and staff unrelated to R&D, legal fees, accounting and auditing fees, information technology, travel and other expenses related to the general operations of the business.  We expect that our G&A expenses will increase throughout 2013 as a result of hiring additional staff after becoming a publicly reporting company in February 2012.

Interest Income and Interest Expense

Interest income consists of interest earned on our cash and cash equivalents.  Interest expense consists of interest incurred on our notes payable, previous convertible notes up to their automatic conversion into our common stock upon the completion of our private placement in February 2012, as well as the amortization and write-off of deferred financing costs and debt discounts and a charge for the beneficial conversion feature relating to our convertible notes.

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Summary table

The following table presents a summary of the changes in our results of operations for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012:

Index

	Quarter Ended March 31,		Percentage Increase/ (Decrease)
	2013	2012
Revenues	$792,935	$4,400	>100%
Cost of sales	$529,046	$2,200	>100%
Gross profit	$263,889	$2,200	>100%
Research and development expenses	$1,467,584	$81,820	>100%
Plasma center operating expenses	$515,288	$459,293	12%
General and administrative expenses	$1,431,106	$674,589	>100%
Total operating expenses	$3,413,978	$1,215,702	>100%
Other income (expense), net	$(91,558)	$(1,427)	>100%
Loss before income taxes	$(3,241,647)	$(1,214,929)	>100%
Income tax benefit	$-	$617,615	<100%
Loss before income taxes in plasma collection segment	$(251,399)	$(457,093)	(45)%
Loss before income taxes attributable to research and development	$(1,467,584)	$(81,820)	>100%
Net loss	$(3,241,647)	$(597,314)	>100%

Revenue

The Company recorded revenue of $792,935 during the three months ended March 31, 2013 from the sale of blood plasma collected in our FDA licensed Georgia-based blood plasma collection center compared to revenue of $4,400 for the three months ended March 31, 2012.  The revenue for the quarter ended March 31, 2013 was primarily attributed to sales made pursuant to a plasma supply agreement entered into with Biotest Pharmaceuticals Corporation, or Biotest, during June 2012, under which Biotest purchases normal source plasma from our Georgia facility to be used in their manufacturing.  The Company has not generated any revenue from its therapeutics/research and development business.

Cost of Sales

Cost of sales were $529,046 for the three months ended March 31, 2013, and $2,200 for the comparable prior-year period.  The cost of sales for the three months ended March 31, 2013 was related to the costs associated with the sale of normal source plasma.

Research and Development Expenses

R&D expenses were $1,467,584 for the three months ended March 31, 2013, an increase of $1,385,764 from $81,820 for the three months ended March 31, 2012.  R&D expenses increased compared to the three months ended March 31, 2012, primarily as a result of our ongoing Phase III clinical study and related manufacturing, testing, and regulatory costs and related wages and stock-based compensation expense during the quarter ended March 31, 2013.

Index

Plasma Center Operating Expenses

Plasma center operating expenses were $515,288 for the three months ended March 31, 2013, an increase of $55,995 from $459,293 for the three months ended March 31, 2012.  Plasma center operating expenses consist of general and administrative overhead including rent, maintenance and utilities, wages and benefits for center staff, plasma collection supplies, plasma transportation and storage (off-site) and computer software fees directly related to donor collections.  The increase in plasma center expenses was primarily a result of increased donor collections during the three months ended March 31, 2013.  We expect that as plasma collection increases, our plasma center operating expenses will also increase accordingly.

General and Administrative Expenses

G&A expenses were $1,431,106 for the three months ended March 31, 2013, an increase of $756,517 from $674,589 for the three months ended March 31, 2012.  G&A expenses primarily increased as a result of a write off of deferred financing fees of $457,520 related to a proposed financing and increases in compensation and stock-based compensation costs related to option grants to our President and Chief Executive Officer, Chief Financial Officer, and Board members.

Total Operating Expenses

Total operating expenses were $3,413,978 for the three months ended March 31, 2013 an increase of $2,198,276 from $1,215,702 for the three months ended March 31, 2012, for the reasons stated above.

Other Income (Expense); Interest Expense

Interest expense, net was $128,286 for the three months ended March 31, 2013, compared to interest expense, net of $1,427 for the three months ended March 31, 2012.  The increase in interest expense was attributed to interest expense, amortization of debt discount and deferred financing fees related to the Hercules notes outstanding on March 31, 2013.  No notes were outstanding on March 31, 2012.  In connection with the Hercules notes, as of December 31, 2012, we recorded $229,345 as the fair value of the warrant issued to Hercules, as warrant liability and as a debt discount to the carrying value of the loan.  As of March 31, 2013, we recorded $192,617 as the fair value of the warrant, as a warrant liability.   As a result of the decrease in warrant liability during the first quarter ended March 31, 2013, we recorded a $36,728 change in the fair value of warrant liability.  This warrant liability will be adjusted to fair value each reporting period using a lattice-based option model and the debt discount will be amortized to interest expense over the term of the loan.

Loss Before Income Taxes

Loss before income taxes was $3,241,647 for the three months ended March 31, 2013, an increase of $2,026,718 from $1,214,929 for the three months ended March 31, 2012, for the reasons stated above.

Index

Net Loss

Net loss increased to $3,241,647 for the three months ended March 31, 2013 from $597,314 for the three months ended March 31, 2012, for the reasons stated above.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $3,074,771 for the three months ended March 31, 2013.  The net loss for this period was higher than net cash used in operating activities by $166,876, which was primarily attributable to increases in prepaid expenses of $543,681 mostly related to our Phase III vendor payments for manufacturing and clinical research organization services, accounts receivable of $287,215 related to sales of our normal source plasma, accounts payable of $320,340 related to vendors and service providers, and a decrease in inventories of $258,326 related to the sales of our normal source plasma, offset by depreciation and amortization of $43,613 and stock-based compensation of $218,544.

Net cash used in operating activities was $1,998,699 for the three months ended March 31, 2012.  The net loss for this period is lower than net cash used in operating activities by $1,401,385, which was primarily attributable to decreases in accounts payable and accrued expenses  of $794,562 and $298,064, respectively, related to cash disbursements to vendors, and an increase of prepaid expenses of $369,217 primarily related to our directors’ and officers’ insurance policy premiums for 2012.

Net Cash Used in Investing Activities

Net cash used in investing activities was $66,074 for the three months ended March 31, 2013, which pertained to purchases of office equipment and licensing software. There were no investing activities for the three months ended March 31, 2012.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $925,690 for the three months ended March 31, 2013, which primarily pertained to proceeds from a $1,000,000 loan from Hercules.

Net cash provided by financing activities for the quarter ended March 31, 2012 was $16,150,756, attributable to the proceeds of $17,287,288 received from the private placement of Former ADMA’s common stock on February 13, 2012, net of equity issuance costs of $933,957 and the repayment of our notes payable of $200,000.

Liquidity and Capital Resources

Overview

We have had limited revenue from operations and we have incurred cumulative losses of $40.4 million since inception.  We have funded our operations to date primarily from equity investments, loans from a venture debt lender and loans from our primary stockholders.  We received net cash proceeds of approximately $15.3 million in the 2012 Financing, after the payment of all related expenses, including legal, printing, and travel expenses, the placement agent’s commissions and expense reimbursements, which amount does not include the secured promissory notes that were satisfied in exchange for shares of Former ADMA’s common stock in the 2012 Financing.

Index

Based upon our projected revenue and expenditures for 2013, management currently believes that current cash and cash equivalents, along with the option to borrow an additional $1 million upon the closing of an equity financing or subordinated unsecured convertible debt financing before June 30, 2013 under our existing Loan and Security Agreement with Hercules, in addition to a backstop financing agreement with the lead investors from the February 2012 Financing, will be sufficient to enable us to fund our operating expenses, research and development expenses and capital expenditures into the second quarter of 2014.  Because we do not anticipate receiving FDA approval for RI-002, until at the earliest, the second half of 2015, if at all, and would, therefore, not be able to generate revenues from the commercialization of RI-002 until after that date, we will have to raise additional capital prior to the second quarter of 2014 to continue product development and operations.  We are unable to predict with reasonable certainty when, if ever, we will generate revenues from the commercialization of RI-002 and, therefore, how much additional capital we will need to raise prior to the second quarter of 2014.  Furthermore, if our assumptions underlying our estimated revenues and expenses prove to be wrong, we may have to raise additional capital sooner than anticipated.  Because of numerous risks and uncertainties associated with the research, development and future commercialization of our product candidate, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our anticipated clinical trials and development activities.  Our current estimates may be subject to change as circumstances regarding requirements further develop. We may decide to raise capital through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements.  We do not have any existing commitments for future external funding.  We may seek to sell additional equity or debt securities or obtain a bank credit facility.  The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders.  The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations or other financing alternatives.

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

As of March 31, 2013, we had working capital of $10,204,752, consisting primarily of $10,320,517 of cash and cash equivalents and $1,007,267 of inventories, prepaid expenses of $651,442 and accounts receivable of $326,327, offset by $1,379,011 of accounts payable and $676,667 of accrued expenses.

During January 2012, we received $617,615 from the sale of our State of New Jersey net operating losses through the New Jersey Economic Development Authority program.  We cannot make assurances that funding will be available for us in the future under this program.

Previous Debt Financings

For a description of Former ADMA’s notes, please see “Item 13. Certain Relationships and Related Transactions, and Director Independence – Recent Financings” in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on April 30, 2013.

Index

Future Financing Needs

The net proceeds from the 2012 Financing and the $5 million borrowed under the Hercules Loan Agreement have been used to test plasma donors for RSV titers, collect and procure plasma, manufacture drug product, conduct clinical trial(s), and the remainder for payment of existing accounts payable, general and administrative expenses as well as other business activities and general corporate purposes, including for the payment of accrued expenses and premiums for directors’ and officers’ insurance.  We currently believe that based on our projected revenue and expenditures for 2013, our current cash and cash equivalents along with our option to borrow an additional $1 million upon the closing of an equity financing or subordinated unsecured convertible debt financing before June 30, 2013 under our  existing Loan and Security Agreement with Hercules, in addition to a backstop financing agreement with the lead investors from the February 2012 Financing will be sufficient to enable us to fund our operating expenses, research and development expenses and capital expenditures into the second quarter of 2014.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued certain accounting pronouncements as of March 31, 2013 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the quarter ended March 31, 2013 or that they will have a significant impact at the time they become effective.

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

While our significant accounting policies are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 6, 2013, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

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

Index

For the purpose of valuing options and warrants granted to our employees, non-employees and directors and officers during the three months ended March 31, 2013, we used the Black-Scholes option pricing model.  We granted options to purchase an aggregate of 25,587 shares of common stock to non-executive employees during the three months ended March 31, 2013.  To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of our awards.  The expected term of the options granted is in accordance with Staff Accounting Bulletin 107 which is based the average between vesting terms and contractual terms.  The expected dividend yield reflects our current and expected future policy for dividends on our common stock.  The expected stock price volatility for our stock options was calculated by examining historical volatilities for similar publicly traded industry peers, since we do not have any trading history for our common stock.  We will continue to analyze the expected stock price volatility and expected term assumptions as historical data for our common stock becomes available.  The Company has not experienced forfeitures of stock options and as such, has not established a forfeiture rate.  Since the stock options currently outstanding are primarily held by our senior management and directors, we will continue to evaluate the effects of such future potential forfeitures, as they may arise, to evaluate our estimated forfeiture rate.

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

Accounting for Hercules Loan and Security Agreement

In connection with the Hercules Loan and Security Agreement, we issued to Hercules a warrant to purchase 31,750 shares of common stock with an exercise price set at the lower of (i) $7.56 or (ii) the price per share of the next round of financing, subject to customary anti-dilution adjustments. The warrant expires after 10 years and has piggyback registration rights. In addition, we also granted Hercules the option to invest (until the loan maturity date) up to $1 million in future equity financings (other than under an effective registration statement) at the same terms as the other investors.

Index

The fair value of the warrant was calculated using a lattice-based option model in order to account for features in the warrant that could cause the exercise price to reset (“downround protection”) in the next issuance of our common stock (the next round of equity financing). The key assumptions used to value the warrants included the expected date of the next round of equity financing, volatility of 73% on our common stock based upon similar public companies’ volatilities for comparison, an expected dividend yield of 0.0%, and a term of 10 years. As of December 31, 2012, we recorded $229,345 as the fair value of the warrant, as warrant liability and as a debt discount to the carrying value of the loan.  As of March 31, 2013, we recorded $192,617 as the fair value of the warrant, as a warrant liability.  As a result of the decrease in warrant liability during the first quarter ended March 31, 2013, we recorded a $36,728 change in the fair value of warrant liability.  This warrant liability will be adjusted to fair value each reporting period using a lattice-based option model and the debt discount will be amortized to interest expense over the term of the loan. Also, upon full repayment or maturity of the loan, Hercules is due a payment of 2.65% of the loan, or $132,500, which is recorded as deferred financing costs and as a long-term liability.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to provide such reasonable assurance as of the end of such period.

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

Index

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met, and therefore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. We do not expect that our disclosure controls and procedures or our internal control over financial reporting are able to prevent with certainty all errors and all fraud.

PART II
OTHER INFORMATION

Item 1.                      Legal Proceedings.

None

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.                      Defaults Upon Senior Securities.

None

Item 4.                      Mine Safety Disclosures.

Not applicable

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

Index

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from ADMA Biologics, Inc. Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012,  (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.*

_____________

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

ADMA Biologics, Inc.

Date: May 14, 2013	By:	/s/ Adam S. Grossman
		Name:	Adam S. Grossman
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2013	By:	/s/ Brian Lenz
		Name:	Brian Lenz
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Index

EXHIBIT INDEX
Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from ADMA Biologics, Inc. Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012,  (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.*

_____________

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