Form 10-Q
period 2013-06-30
ADMA BIOLOGICS, INC.
filed 2013-08-12
CIK 1368514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-52120

ADMA BIOLOGICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	56-2590442
(State or Other Jurisdiction of Incorporation or Organization) Organization)	(I.R.S. Employer Identification No.)

465 Route 17S, Ramsey, New Jersey	07446
(Address of Principal Executive Offices)	(Zip Code)

(201) 478-5552
(Registrant’s Telephone Number, Including Area Code)

PO Box 317, Ramsey, New Jersey
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

The number of shares outstanding of the issuer’s common stock, as of August 12, 2013 was 5,871,002.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

i

Index

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Note 2)
ASSETS
Current Assets:
Cash and Cash Equivalents	$7,653,479	$12,535,672
Accounts Receivable	236,918	39,112
Inventories	915,156	1,265,593
Prepaid Expenses	366,960	107,761
Total Current Assets	9,172,513	13,948,138
Property and Equipment at Cost, Net	849,917	779,297
Other Assets:
Deferred Financing Costs	203,092	363,403
Restricted Cash	452,004	452,004
Deposits	12,577	12,577
Total Other Assets	667,673	827,984
TOTAL ASSETS	$10,690,103	$15,555,419
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,158,826	$1,058,671
Accrued Expenses	753,143	747,079
Accrued Interest	35,417	-
Current Portion of Deferred Revenue	69,259	-
Current Portion of Leasehold Improvement Loan	12,099	11,569
Total Current Liabilities	2,028,744	1,817,319
Notes Payable, Net of Debt Discount	4,816,650	3,773,524
Warrant Liability	171,590	229,345
End of Term Liability, Notes Payable	132,500	106,000
Deferred Revenue	1,624,444	-
Deferred Rent Liability	116,500	127,595
Leasehold Improvement Loan	71,705	77,890
TOTAL LIABILITIES	8,962,133	6,131,673
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common Stock $.0001 par value 75,000,000 shares
authorized, 5,871,002 shares issued and outstanding	587	587
Additional Paid-In Capital	46,973,802	46,532,487
Accumulated Deficit	(45,246,419)	(37,109,328)
TOTAL STOCKHOLDERS' EQUITY	1,727,970	9,423,746
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,690,103	$15,555,419

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

REVENUES:
Product revenue	$736,974	$230,096	$1,529,909	$234,496
License revenue	6,296	-	6,296	-
Total Revenues	743,270	230,096	1,536,205	234,496

OPERATING EXPENSES:
Cost of product revenue	485,761	141,870	1,014,807	144,070
Research and development	3,470,350	178,674	4,937,934	260,494
Plasma center	539,994	379,168	1,055,282	838,461
General and adminstrative	1,090,292	736,924	2,521,398	1,411,513
TOTAL OPERATING EXPENSES	5,586,397	1,436,636	9,529,421	2,654,538

LOSS FROM OPERATIONS	(4,843,127)	(1,206,540)	(7,993,216)	(2,420,042)

OTHER INCOME (EXPENSE):
Interest income	3,003	2,923	3,513	9,990
Interest expense	(158,844)	(3,098)	(287,640)	(11,592)
Change in fair value of stock warrants	21,027	-	57,755	-
Other income	82,497	-	82,497	-
TOTAL OTHER INCOME (EXPENSE)	(52,317)	(175)	(143,875)	(1,602)

LOSS BEFORE INCOME TAXES	(4,895,444)	(1,206,715)	(8,137,091)	(2,421,644)

State income tax benefit	-	-	-	617,615

NET LOSS	$(4,895,444)	$(1,206,715)	$(8,137,091)	$(1,804,029)

NET LOSS PER COMMON SHARE,
Basic and Diluted	$(0.83)	$(0.20)	$(1.39)	$(0.39)

WEIGHTED AVERAGE SHARES
OUTSTANDING, Basic and Diluted	5,871,002	5,910,965	5,871,002	4,637,017

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY
(Unaudited)
For the Six Months Ended June 30, 2013

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance – January 1, 2013	5,871,002	$587	$46,532,487	$(37,109,328)	$9,423,746
Stock-based compensation	-	-	441,315	-	441,315
Net loss	-	-	-	(8,137,091)	(8,137,091)
Balance – June 30, 2013	5,871,002	$587	$46,973,802	$(45,246,419)	$1,727,970

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,137,091)	$(1,804,029)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	104,188	91,847
Stock-based compensation	441,315	154,095
Warrant liability	(57,755)	-
Amortization of debt discount	43,126	-
Amortization of deferred financing costs	45,764	-
Amortization of license revenue	(6,296)	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(197,806)	(220,096)
Inventories	350,437	(55,696)
Prepaid expenses	(259,199)	(248,920)
Other assets	141,047	(90,000)
Increase (decrease) in:
Accounts payable	100,155	(512,545)
Accrued expenses	6,064	(347,331)
Accrued interest	35,417	1,959
Deferred revenue	1,700,000	-
Deferred rent liability	(11,095)	(11,095)
Net cash used in operating activities	(5,701,729)	(3,041,811)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(174,809)	(56,151)
Net cash used in investing activities	(174,809)	(56,151)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of note
payable conversion	-	17,287,288
Proceeds from Hercules note payable	1,000,000	-
Payment of equity issuance costs	-	(1,230,355)
Payments on notes payable	-	(200,000)
Payments of leasehold improvement loan	(5,655)	(5,208)
Net cash provided by financing activities	994,345	15,851,725
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(4,882,193)	12,753,763
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	12,535,672	87,771
CASH AND CASH EQUIVALENTS - END OF PERIOD	$7,653,479	$12,841,534

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$166,694	$3,820
Supplemental Disclosure of Noncash Financing Activities:
Conversion of notes payable and accrued interest into common stock	$-	$262,740
Reclassification of equity issuance costs to additional paid-in capital	$-	$421,077
Accrued equity issuance costs	$-	$25,001
End of term liability for Hercules note payable	$26,500	$-
Stock issued to shell company	$-	$53

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012

1.	ORGANIZATION AND BUSINESS

ADMA Biologics, Inc. (“ADMA” or the “Company”) is a specialty immune globulin company that develops, manufactures and intends to market plasma-based biologics for the treatment and prevention of certain infectious diseases.  ADMA focuses on developing and commercializing plasma-derived human immune globulins through its wholly-owned subsidiary, ADMA Plasma Biologics, Inc. founded in 2004.  ADMA is based in Ramsey, New Jersey.  In addition, ADMA operates ADMA Bio Centers of Georgia. This wholly-owned subsidiary is a Delaware corporation that was formed on April 3, 2008.  ADMA Bio Centers of Georgia is a source plasma collection facility licensed by the U.S. Food and Drug Administration (“FDA”) and certified by the German Health Authority (“GHA”) and located in Norcross, Georgia.

The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future.  The Company has needed to raise capital from the sales of its equity and debt securities to sustain operations.

In February 2012, privately-held ADMA Biologics, Inc. (“Former ADMA”) completed a private placement (the “2012 Financing” or Private Investment in Public Equity, or “PIPE”) to raise gross proceeds of $17.3 million in cash in connection with, and immediately prior to the closing of the merger (the “Merger”) with an acquisition subsidiary of R&R Acquisition VI, Inc. (“ParentCo”). In the 2012 Financing, Former ADMA issued 1,828,128 shares of its common stock at a price per share of $9.60 to accredited investors pursuant to a securities purchase agreement dated February 13, 2012 (the “Securities Purchase Agreement”).  In lieu of repayment of senior secured promissory notes in the aggregate principal amount of $250,000 (plus $12,740 in accrued interest), the aggregate amount of unpaid principal and interest on the notes was invested by the holders of such notes in the 2012 Financing in exchange for shares of Former ADMA’s common stock. Immediately prior to the Merger, (i) 3,386,454 shares of Series A preferred stock of Former ADMA were converted into 11,243,748 shares of Former ADMA’s common stock after giving effect to cumulative anti-dilution adjustments and accrued dividends, and 4,835,224 shares of Former ADMA’s Series A preferred stock issued in December 2011 upon the conversion of convertible notes were converted into an equal number of shares of Former ADMA’s common stock and (ii) the shares of common stock of Former ADMA were reverse split at a ratio of 1-for-6.8 (the “Reverse Split”). All of the then issued and outstanding shares of Former ADMA’s common stock, including the common stock issued in the 2012 Financing and including the shares of Former ADMA’s Series A preferred stock converted as described above, were automatically exchanged into 5,843,613 shares of ParentCo’s common stock at a 1:1 exchange ratio and as adjusted for the 0.27-for-1 stock dividend paid on the ParentCo common stock in April 2013.  All warrants, options and other rights to purchase or acquire shares of Former ADMA’s common stock outstanding immediately prior to the Merger, including the warrants issued to the placement agent in the 2012 Financing (the “Placement Agent Warrants”) and including the additional options granted to Adam S. Grossman, CEO, under his new employment agreement, were converted into warrants, options or other rights, as the case may be, to purchase an aggregate of 486,893 shares of ParentCo’s common stock at the same exercise prices (subsequently adjusted for the stock dividend) and 3,107,648 of the 3,175,000 shares of ParentCo’s common stock held by the stockholders of ParentCo immediately prior to the Merger were canceled such that these stockholders were left owning 67,352 shares of common stock, not including the 111,589 shares issuable upon exercise of the Placement Agent Warrants, held by an affiliate of one of such stockholders and certain of its employees.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012

The net cash proceeds from the 2012 Financing, after the payment of all expenses related to the 2012 Financing and the Merger, including legal, printing and travel expense, the Placement Agent’s cash fee and expense reimbursement and miscellaneous were approximately $15.3 million, not including in such proceeds the senior secured promissory notes that were satisfied in exchange for shares of Former ADMA’s common stock in the 2012 Financing.  Based upon the Company’s projected revenue and expenditures for 2013, management currently believes that current cash and cash equivalents, along with the option to borrow an additional $1 million upon the closing of an equity financing or subordinated unsecured convertible debt financing from the existing Loan and Security Agreement with Hercules Technology Growth Capital, Inc., or Hercules, in addition to a backstop financing agreement with the lead investors from the February 2012 Financing will be sufficient to enable the Company to fund its operating expenses, research and development expenses and capital expenditures into the second quarter of 2014.   Because the Company does not anticipate receiving FDA approval for RI-002, until at the earliest, the second half of 2015, if at all, and would, therefore, not be able to generate revenues from the commercialization of RI-002, its lead product candidate, until after that date, the Company will have to raise additional capital prior to the second quarter of 2014 to continue product development and operations.  The Company is unable to predict with reasonable certainty when it will generate revenues from the commercialization of RI-002 and, therefore, how much additional capital it will need to raise prior to the second quarter of 2014.  Furthermore, if the Company’s assumptions underlying its estimated expenses and revenues prove to be wrong, it may have to raise additional capital sooner than anticipated.  Due to numerous risks and uncertainties associated with the research, development and future commercialization of its product candidate, the Company is unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with its anticipated clinical trials and development activities.  The Company’s current estimates may be subject to change as circumstances regarding requirements further develop. The Company may decide to raise capital through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements.  The Company does not have any existing commitments for future external funding.  The Company may seek to sell additional equity or debt securities or obtain a bank credit facility.  The sale of additional equity or debt securities, if convertible, could result in dilution to the Company’s stockholders.  The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict the Company’s operations or other financing alternatives.

Additional equity or debt financing, grants, or corporate collaboration and potential licensing arrangements may not be available on acceptable terms, if at all.  If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate the Company’s research and development programs, reduce the Company’s planned clinical trials and delay or abandon potential commercialization efforts of the Company’s lead product candidate.  The Company may be required to obtain loans or raise additional funds to meet long-term obligations and continue operations. There can be no assurance that such funds, if available at all, can be obtained on terms acceptable to the Company. As of June 30, 2013, the Company had $7.7 million in cash and cash equivalents.

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

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012

The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) which in the opinion of management are necessary to present fairly the consolidated financial position of the Company as of June 30, 2013 and its results of operations and cash flows for the three and six months ended June 30, 2013 and 2012.  The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim periods or for the full year.  These interim financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 6, 2013.

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

Inventories

Plasma inventories (both plasma intended for resale and plasma intended for internal use in the Company's research and development activities) are carried at the lower of cost or market value determined on the first-in, first-out method.  Once the research and development plasma is processed to a finished product for ongoing trials, it is then expensed to research and development.  Inventory at June 30, 2013 and 2012 consists of raw materials.  Inventory also includes plasma collected at the Company’s FDA-licensed and GHA-certified plasma collection center.

Revenue recognition

Revenue from the sale of human plasma collected at the Company’s plasma collection center and plasma-derived medicinal products is recognized at the time of transfer of title and risk of loss to the customer, which usually occurs at the time of shipment.  Revenue is recognized at the time of delivery if the Company retains the risk of loss during shipment. Revenues are substantially attributed to one customer. Revenue from license fees and research and development services rendered are recognized as revenue when the performance obligations under the terms of the license agreement have been completed.  Deferred revenue of $1.7 million was recorded as a result of certain research and development services provided in accordance with a license agreement and recognized over the term of the license.

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

Earnings (loss) per common share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Because the holders of the Series A preferred stock were not contractually required to share in the Company’s losses, in applying the two-class method to compute basic net loss per common share, no allocation to preferred stock was made for the three and six months ended June 30, 2012 and no preferred stock was outstanding during the six months ended June 30, 2013.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012

Diluted net loss per share is calculated by dividing net loss attributable to common stockholders as adjusted for the effect of dilutive securities, if any, by the weighted average number of common stock and dilutive common stock outstanding during the period.  Potential common shares include the shares of common stock issuable upon the exercise of outstanding stock options and a warrant (using the treasury stock method) and the conversion of the shares of Series A preferred stock (using the more dilutive of the (a) as converted method or (b) the two–class method).  Potential common shares in the diluted net loss per share computation are excluded to the extent that they would be anti-dilutive.  No potentially dilutive securities are included in the computation of any diluted per share amounts as the Company reported a net loss for all periods presented.  The aggregate number of potentially dilutive securities that would be issued upon conversion of convertible notesand Series A preferred stock, and the exercise of outstanding warrants and stock options, was 0.9 million and 0.6 million as of June 30, 2013 and 2012, respectively.

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

During the three months ended June 30, 2013, no options were issued to employees.  During the six months ended June 30, 2013, 25,587 options were issued to employees.

During the three months ended June 30, 2012, options to purchase an aggregate of 222,377 shares of common stock were granted to our Board members, Chief Financial Officer and employees and, during the six months ended June 30, 2012, a total of 491,787 options were granted, which included 269,410 options to purchase common stock granted to our President and Chief Executive Officer.

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
JUNE 30, 2013 AND 2012

Principal of $200,000 plus accrued interest of $3,255 was repaid in January 2012 on the December 2011 notes.  Principal of $250,000 plus accrued interest of $12,740 from the August 2011 notes was converted into 34,759 shares of common stock by the noteholders in the 2012 Financing.

On December 21, 2012, the Company and its subsidiaries entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules. Under the Loan Agreement, the Company may borrow up to a maximum of $6 million. The Company borrowed $4 million in December 2012, and has borrowed an additional $1 million in March 2013, upon reaching its first milestone of enrolling at least one patient in a pivotal Phase III clinical study of its lead product candidate RI-002, and has the option to borrow an additional $1 million upon the closing of an equity financing or subordinated unsecured convertible debt financing with aggregate unrestricted net proceeds of at least $10 million. The loan bears interest at a rate per annum equal to the greater of (i) 8.5% and (ii) the sum of (a) 8.5% plus (b) the Prime Rate (as reported in The Wall Street Journal) minus 5.75%. The loan is secured by the Company’s assets, except for the Company’s intellectual property (which is subject to a negative pledge). The principal will be repaid over 27 months beginning no later than May 1, 2014, unless accelerated as a result of certain events of default. Interest is due and payable on the first of every month and at the termination date, unless accelerated as a result of an event of default. In addition, a backend fee equal to 2.65% of the amount funded under the facility is due on the maturity or prepayment date or the date that the secured obligations become due and payable and a 1% facility fee in the amount of $60,000 and a commitment fee in the amount of $25,000 were both due and paid at closing. The loan matures no later than August 2016.

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
JUNE 30, 2013 AND 2012

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

The Loan Agreement contains certain provisions that require the warrants issued to Hercules to be accounted for as a liability and “marked-to-market” each reporting period. Changes in the valuation of this liability at the end of each reporting period will be included in the Company’s reported operating results, and may create volatility in the Company’s reported operating results.

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

The Company records compensation expense associated with stock options and other forms of equity compensation using the Black-Scholes option-pricing model and the following assumptions:

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012

Six Months Ended
June 30, 2013
Expected term	6.25 years
Volatility	63%
Dividend yield	0.0
Risk-free interest rate	1.24%

Guidance for stock-based compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company currently estimates there will be no forfeitures of options.

The weighted average remaining contractual life of stock options outstanding and expected to vest at June 30, 2013 is 8.2 years.  The weighted average remaining contractual life of stock options exercisable at June 30, 2013 is 7.2 years.

A summary of the Company’s option and warrant activity under the Plan and related information is as follows:

	Six Months Ended
	June 30, 2013
		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at beginning of period	749,211	$6.86

Granted	25,587	$7.56

Outstanding at end of period and expected to vest	774,798	$6.89

Options exercisable	306,530	$5.87

Weighted average fair value of options granted during period		$7.56

Stock-based compensation expenses for the three and six months ended June 30, 2013 and 2012 was:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Research and development	$54,469	$5,854	$107,576	$6,267
General and administrative	168,302	148,241	333,739	194,082

Total stock-based compensation expense	$222,771	$154,095	$441,315	$200,349

As of June 30, 2013, the total compensation expense related to unvested options not yet recognized totaled $2,505,194. The weighted-average vesting period over which the total compensation expense will be recorded related to unvested options not yet recognized at June 30, 2013 was approximately 2.8 years.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012

5.	RELATED PARTY TRANSACTIONS

The Company leases an office building and equipment from an entity owned by related parties on a month-to-month basis.  Rent expense amounted to $24,112 and $48,224 for the three and six months ended June 30, 2013 and 2012, respectively.

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

Summarized financial information concerning reportable segments is shown in the following table:

	Plasma
Three Months Ended	Collection	Research and
June 30, 2013	Center	Development	Corporate	Consolidated

Revenues	$736,974	$-	$6,296	$743,270

Cost of product revenue	485,761	-	-	485,761

Gross profit	251,213	-	6,296	257,509

Loss from operations	(288,781)	(3,470,350)	(1,083,996)	(4,843,127)

Other expense	(1,929)	-	(50,388)	(52,317)

Loss before income taxes	(290,710)	(3,470,350)	(1,134,384)	(4,895,444)

Property and equipment,
net	661,934	4,348	183,635	849,917

Depreciation and
amortization expense	49,449	783	10,343	60,575

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012

	Plasma
Three Months Ended	Collection	Research and
June 30, 2012	Center	Development	Corporate	Consolidated

Revenues	$230,096	$-	$-	$230,096

Cost of product revenue	141,870	-	-	141,870

Gross profit	88,226	-	-	88,226

Loss from operations	(290,942)	(178,674)	(736,924)	(1,206,540)

Other income (expense)	(2,154)	-	1,979	(175)

Loss before income taxes	(293,096)	(178,674)	(734,945)	(1,206,715)

Property and equipment,
net	741,229	20,512	63,495	825,236

Depreciation and
amortization expense	40,518	4,026	1,568	46,112

	Plasma
Six Months Ended June	Collection	Research and
30, 2013	Center	Development	Corporate	Consolidated

Revenues	$1,529,909	$-	$6,296	$1,536,205

Cost of product revenue	1,014,807	-	-	1,014,807

Gross profit	515,102	-	6,296	521,398

Loss from operations	(540,180)	(4,937,934)	(2,515,102)	(7,993,216)

Other expense	(3,921)	-	(139,954)	(143,875)

Loss before income taxes	(544,101)	(4,937,934)	(2,655,056)	(8,137,091)

Property and equipment,
net	661,934	4,348	183,635	849,917

Depreciation and
amortization expense	86,282	1,619	16,287	104,188

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012

	Plasma
Six Months Ended June	Collection	Research and
30, 2012	Center	Development	Corporate	Consolidated

Revenues	$234,496	$-	$-	$234,496

Cost of product revenue	144,070	-	-	144,070

Gross profit	90,426	-	-	90,426

Loss from operations	(748,035)	(260,494)	(1,411,513)	(2,420,042)

Other income (expense)	(4,370)	-	2,768	(1,602)

Loss before income taxes	(752,405)	(260,494)	(1,408,745)	(2,421,644)

Property and equipment,
net	741,229	20,512	63,495	825,236

Depreciation and
amortization expense	81,036	8,412	2,399	91,847

The “Corporate” column includes general and administrative overhead expenses.  Property and equipment, net, included in the “Corporate” column above includes assets related to corporate and support functions.

7.	SUBSEQUENT EVENT

2013 Annual Meeting of Stockholders

At the 2013 annual meeting of stockholders of the Company held on August 8, 2013 (the “2013 Annual Meeting”), the holders of the Company’s common stock voted to approve an amendment to the Company’s Certificate of Incorporation to authorize the classification of the Company’s Board of Directors into three classes of directors with staggered three-year terms of office, to permit stockholder action only at a duly called meeting and to prohibit stockholder action by written consent.

The votes on the related proposals were as follows:

Proposal	For	Against	Abstain	Broker Non-Votes
To approve an amendment to the Company’s Certificate of Incorporation to authorize the classification of the Company’s Board of Directors into three classes of directors with staggered three-year terms of office	5,373,978	9,993	0	N/A
To approve an amendment to the Company’s Certificate of Incorporation to permit stockholder action only at a duly called meeting and to prohibit stockholder action by written consent	5,383,971	0	0	N/A

The stockholders further voted to elect each of the following seven directors to serve on the Company’s Board of Directors as Class I, Class II and Class III directors for the following terms, in each case until their successors are elected and qualified:

Class I Directors - Term expiring 2014

Director	Votes For	Votes Withheld	Broker Non-Votes
Dov A. Goldstein, M.D.	5,383,971	0	N/A
Bryant E. Fong	5,383,971	0	N/A

Class II Directors - Term expiring 2015

Director	Votes For	Votes Withheld	Broker Non-Votes
Steven A. Elms	5,383,971	0	N/A
Eric I. Richman	5,383,971	0	N/A
Adam S. Grossman	5,383,971	0	N/A

Class III Directors - Term expiring 2016

Director	Votes For	Votes Withheld	Broker Non-Votes
Jerrold P. Grossman, D.P.S.	5,383,971	0	N/A
Lawrence P. Guiheen	5,383,971	0	N/A

Finally, the Company’s stockholders voted on the proposal to ratify the appointment of CohnReznick LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2013, as follows:

Proposal	For	Against	Abstain	Broker Non-Votes
To ratify the appointment of CohnReznick LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2013	5,383,971	0	0	N/A

Amendment to Securities Purchase Agreement

On August 12, 2013, the Company entered into an amendment to its securities purchase agreement, dated as of February 13, 2012.  The amendment serves to extend the period during which the Company must use commercially reasonable efforts to complete a financing transaction (the "First Follow-On Financing") pursuant to which it would sell common stock or common stock equivalents resulting in gross proceeds of at least $5 million, from August 13, 2013 to December 24, 2013.

The counterparties signing the amendment were Burrill Capital Fund IV, LP ("Burrill"), Aisling Capital II, LP ("Aisling") and Jerrold and Adam Grossman (together with their related entities, the "Grossman Group").   The Company's director Steven Elms is the managing member of a control person of Aisling and the Company's director Dr. Dov Goldstein is a partner at Aisling.  The Company's director Bryant Fong is a managing director of the control person of Burrill.  Adam Grossman is the Company's President and Chief Executive Officer and a director.  Jerrold Grossman is a director of the Company.

Under the securities purchase agreement, as amended, in the event the Company is unable to raise at least $5 million in the First Follow-On Financing, then Burrill, Aisling and the Grossman Group will subscribe to purchase $1.5 million, $2.0 million and $0.5 million, respectively, which amounts will decline proportionately if the Company raises more than $1 million in addition to the amounts contributed by such investors.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2013 and 2012 and with our Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission, or the SEC, on March 6, 2013.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.   Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance or achievements, and may contain the words “estimate,” “project,” “intend,” “forecast,” “anticipate,” “plan,” “planning,” “expect,” “believe,” “will,” “will likely,” “should,” “could,” “would,” “may” or, in each case, their negative, or words or expressions of similar meaning.  These forward-looking statements include, but are not limited to, statements concerning the timing, progress and results of the clinical development, regulatory processes, potential clinical trial initiations, potential investigational new product applications, biologics license applications, and commercialization efforts relating to the Company's product candidate(s).  The forward-looking statements contained in this report represent the Company’s estimates and assumptions only as of the date of this report and the Company undertakes no duty or obligation to update or revise publicly any forward-looking statements contained in this report as a result of new information, future events or changes in the Company’s expectations, except as required by applicable law or rules.  Forward-looking statements are subject to many risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on March 6, 2013, and in other filings with the SEC.

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

We commenced our pivotal Phase III clinical trial of RI-002 for the treatment of patients with PIDD in 2013. The trial is a single arm, open label study in which patients will be treated approximately once per month for a period of 12 months of treatment plus up to 90 days for safety monitoring and follow up. We intend to treat an aggregate of between 60 and 70 patients in approximately 12 treatment centers in the United States. The pivotal Phase III primary endpoint follows the published U.S. Food and Drug Administration’s or FDA’s industry guidance, which provides for a reduction in the incidence of serious infections to less than one per year in those receiving IGIV. The secondary endpoint is safety and includes other data collection points including antibody titers for certain agents, including streptococcus pneumonia, H. influenza type B, CMV, measles, tetanus and RSV antibody levels (among others) at various time points after infusion. Following the FDA’s guidance for our protocol should provide that a successful single Phase III trial and Biological License Application, or BLA, submission should lead to FDA approval. RI-001, the prior formulation of RI-002, was the subject of a Phase II randomized, double-blind, placebo-controlled human clinical trial in RSV-infected, immune-compromised patients. In that trial, patients who were treated with RI-001 demonstrated a statistically significant rise in anti-RSV titers compared to patients receiving placebo. RI-002 is an improved formulation of our prior product candidate RI-001.  RI-002 is manufactured using the same FDA-approved contract manufacturing facility as its predecessor. RI-002 has demonstrated improved production yields, an improved stability profile and comparable anti-RSV antibody titer potency relative to the prior formulation.    The FDA may require additional Phase III trials and Phase IV trials after this planned Phase III trial, and it is possible that the FDA may never grant approval of RI-002 for this or any other indication.

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

RSV is a common respiratory virus that often presents during the winter months of temperate climates.  Nearly all children will have been infected with RSV by 3 years of age however, the immune systems of most healthy children prevent significant morbidity and mortality from the disease.  Conversely, in patients that are immunocompromised, such as those with PIDD or who have undergone a transplant and may be on immunosuppressive drugs, RSV infection can cause significant morbidity and mortality.

As noted in the medical literature, immunocompromised patients historically have had a 5% to 15% rate of RSV infection and, if left untreated, lower respiratory tract RSV infections in immunocompromised patients can result in a mortality rate of up to 40%.

Financial Operations Overview

Revenues

As of June 30, 2013, we have generated $3,415,365 of revenue since inception.  Revenue is comprised of $3,409,069 from the product sale of normal source human plasma collected at our plasma collection center and plasma-derived medicinal products and $6,296 of license revenues attributed to the out-licensing of RI-002 to Biotest AG, to market and sell in Europe and selected countries in North Africa and the Middle East.  In exchange, Biotest Pharmaceuticals Corporation or Biotest, a subsidiary of Biotest AG, has provided us with certain services in accordance with the related license agreement and is obligated to pay us certain milestone payments in the future if such milestones are achieved.  Revenue is recognized at the time of transfer of title and risk of loss to the customer, which usually occurs at the time of shipment; however, revenue is recognized at the time of delivery if the Company retains the risk of loss during shipment.  Our revenues are substantially attributed to one customer.  Revenue from license fees and research and development services rendered are recognized as revenue when we have completed the performance obligations under the terms of the license agreement.  Deferred revenue of $1.7 million was recorded as a result of certain research and development services provided in accordance with a license agreement and recognized over the term of the license.

Index

Research and Development Expense

Research and development, or R&D, expense consists of clinical research organization and clinical trial costs related to our clinical trial, consulting expenses relating to regulatory affairs, quality control and manufacturing, assay development and ongoing testing costs, drug product manufacturing including the cost of plasma, plasma storage and transportation costs, as well as wages and benefits for employees directly related to the research and development of RI-002. All R&D is expensed as incurred.

The process of conducting pre-clinical studies and clinical trials necessary to obtain FDA approval is costly and time consuming.  The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, the quality of the product candidate’s early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability.  As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates.  Development timelines, probability of success and development costs vary widely.  R&D expenses for the current reporting period increased significantly due to manufacturing services for our Phase III clinical study of RI-002, as provided by Biotest under our license agreement with them.  We expect that our R&D expenses will increase throughout 2013, primarily attributable to the development of RI-002 and our related clinical Phase III program.

General and Administrative Expense

General and administrative, or G&A expenses, consists of rent, maintenance and utilities, insurance, wages, stock-based compensation and benefits for senior management and staff unrelated to R&D, legal fees, accounting and auditing fees, information technology, travel and other expenses related to the general operations of the business.  G&A expenses for the current year, includes a write-off of deferred financing fees related to a proposed financing.  We expect that our G&A expenses will increase throughout 2013 as a result of hiring additional staff after becoming a publicly reporting company in February 2012.

Interest Income and Interest Expense

Interest income consists of interest earned on our cash and cash equivalents.  Interest expense consists of interest incurred on our notes payable, previously outstanding convertible notes (until their automatic conversion into our common stock upon the completion of our private placement in February 2012), as well as the amortization and write-off of deferred financing costs and debt discounts and a charge for the beneficial conversion feature relating to our convertible notes.

Index

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Summary table

The following table presents a summary of the changes in our results of operations for the quarter ended June 30, 2013 compared to the quarter ended June 30, 2012:

			Percentage
	Three Months Ended June 30,		Increase/
	2013	2012	(Decrease)
Revenues	$743,270	$230,096	>100%
Cost of product revenue	$485,761	$141,870	>100%
Research and development expenses	$3,470,350	$178,674	>100%
Plasma center operating expenses	$539,994	$379,168	42%
General and administrative expenses	$1,090,292	$736,924	48%
Total operating expenses	$5,586,397	$1,436,636	>100%
Other income (expense), net	$(52,317)	$(175)	>100%
Loss before income taxes	$(4,895,444)	$(1,206,715)	>100%
Income tax benefit	$-	$-	-
Loss before income taxes in plasma
collection segment	$(290,710)	$(293,096)	-1%
Loss before income taxes attributable to
research and development	$(3,470,350)	$(178,674)	>100%
Net loss	$(4,895,444)	$(1,206,715)	>100%

Revenues

The Company recorded total revenue of $743,270 during the three months ended June 30, 2013 and $230,096 for the three months ended June 30, 2012. Product revenue was $736,974 for the three months ended June 30, 2013, from the sale of blood plasma collected in our FDA-licensed, GHA-certified Georgia-based blood plasma collection center compared to revenue of $230,096 for the three months ended June 30, 2012.  Product revenue for the quarter ended June 30, 2013 was primarily attributed to sales made pursuant to a plasma supply agreement entered into with Biotest, during June 2012, under which Biotest purchases normal source plasma from our Georgia facility to be used in their manufacturing.  For the three months ended June 30, 2013, license revenue was $6,296, which relates to services provided by Biotest in accordance with our license agreement.  There was no license revenue for the same period in 2012.  The Company has not generated any revenue from its therapeutics/research and development business.

Index

Cost of Product Revenue

Cost of product revenue were $485,761 for the three months ended June 30, 2013, and $141,870 for the comparable prior-year period.  The cost of product revenue for the three months ended June 30, 2013 and 2012 were related to the costs associated with the sale of normal source plasma.

Research and Development Expenses

R&D expenses were $3,470,350 for the three months ended June 30, 2013, an increase of $3,291,676 from $178,674 for the three months ended June 30, 2012.  R&D expenses increased compared to the three months ended June 30, 2012, primarily as a result of services provided by Biotest in accordance with our license agreement, our ongoing Phase III clinical study and related manufacturing, testing, and regulatory costs and related wages and stock-based compensation expense during the quarter ended June 30, 2013.

Plasma Center Operating Expenses

Plasma center operating expenses were $539,994 for the three months ended June 30, 2013, an increase of $160,826 from $379,168 for the three months ended June 30, 2012.  Plasma center operating expenses consist of general and administrative overhead including rent, maintenance and utilities, wages and benefits for center staff, plasma collection supplies, plasma transportation and storage (off-site) and computer software fees directly related to donor collections.  The increase in plasma center expenses was primarily a result of increased donor collections during the three months ended June 30, 2013.  We expect that as plasma collection increases, our plasma center operating expenses will also increase accordingly.

General and Administrative Expenses

G&A expenses were $1,090,292 for the three months ended June 30, 2013, an increase of $353,368 from $736,924 for the three months ended June 30, 2012.  G&A expenses primarily increased as a result of a write-off of deferred financing fees of $293,373 related to a proposed financing in 2013, increases in wages due to new hires in the second quarter of 2013 and increases in compensation and stock-based compensation costs related to option grants to our President and Chief Executive Officer, Chief Financial Officer, and Board members.

Total Operating Expenses

Total operating expenses were $5,586,397 for the three months ended June 30, 2013 an increase of $4,149,761 from $1,436,636 for the three months ended June 30, 2012, for the reasons stated above.

Other Income (Expense); Interest Expense

Other expense, net was $52,317 for the three months ended June 30, 2013, compared to other expense, net of $175 for the three months ended June 30, 2012.  The increase in interest expense was attributed to interest expense, amortization of debt discount and deferred financing fees related to the Hercules notes outstanding on June 30, 2013.  No notes were outstanding on June 30, 2012.  In connection with the Hercules notes, as of March 31, 2013, we recorded $192,617 as the fair value of the warrant issued to Hercules, as warrant liability and as a debt discount to the carrying value of the loan.  As of June 30, 2013, we recorded $171,590 as the fair value of the warrant, as a warrant liability.   As a result of the decrease in warrant liability during the quarter ended June 30, 2013, we recorded a $21,027 change in the fair value of warrant liability.  This warrant liability is adjusted to fair value each reporting period using a lattice-based option model and the debt discount will be amortized to interest expense over the term of the loan.  In addition, we recorded $82,497 of insurance proceeds as other income during the second quarter of 2013.

Index

Loss Before Income Taxes

Loss before income taxes was $4,895,444 for the three months ended June 30, 2013, an increase of $3,688,729 from $1,206,715 for the three months ended June 30, 2012, for the reasons stated above.

Net Loss

Net loss increased to $4,895,444 for the three months ended June 30, 2013 from $1,206,715 for the three months ended June 30, 2012, for the reasons stated above.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Summary table

The following table presents a summary of the changes in the Company’s results of operations for the six months ended June 30, 2013 compared to the six months ended June 30, 2012:
			Percentage
	Six Months Ended June 30,		Increase/
	2013	2012	(Decrease)
Revenues	$1,536,205	$234,496	>100%
Cost of product revenue	$1,014,807	$144,070	>100%
Research and development expenses	$4,937,934	$260,494	>100%
Plasma center operating expenses	$1,055,282	$838,461	26%
General and administrative expenses	$2,521,398	$1,411,513	79%
Total operating expenses	$9,529,421	$2,654,538	>100%
Other income (expense), net	$(143,875)	$(1,602)	>100%
Loss before income taxes	$(8,137,091)	$(2,421,644)	>100%
Income tax benefit	$-	$617,615	-100%
Loss before income taxes in plasma
collection segment	$(544,101)	$(752,405)	-28%
Loss before income taxes attributable to
research and development	$(4,937,934)	$(260,494)	>100%
Net loss	$(8,137,091)	$(1,804,029)	>100%

Index

Revenues

The Company recorded total revenue of $1,536,205 during the six months ended June 30, 2013 compared to $234,496 for the six months ended June 30, 2012.  Product revenue was $1,529,909 and $234,496 for the six months ended June 30, 2013 and 2012, respectively, from the sale of blood plasma collected in its FDA-licensed, GHA-certified Georgia-based blood plasma collection center. The product revenue for the six months ended June 30, 2013 and 2012 was primarily attributed to sales made pursuant to a plasma supply agreement entered into with Biotest during June 2012, under which Biotest purchases normal source plasma from our Georgia facility to be used in their manufacturing.  For the six months ended June 30, 2013 license revenue was $6,296, which relates to Biotest license agreement services.  There was no license revenue for the same period in 2012. The Company has not generated any revenue from its therapeutics/research and development business.

Cost of Product Revenue

Cost of product revenue were increased to $1,014,807 for the six months ended June 30, 2013 compared to $144,070 for the six months ended June 30, 2012.  The increase was related to the costs associated with the sale of normal source plasma.

Research and Development Expenses

R&D expenses were $4,937,934 for the six months ended June 30, 2013, an increase of $4,677,440 from $260,494 for the six months ended June 30, 2012.  R&D expenses increased primarily as a result of services provided by Biotest in accordance with our license agreement, in addition to ongoing Phase III clinical study and related manufacturing, testing, and regulatory costs and related wages and stock-based compensation expense during the year ended June 30, 2013.

Plasma Center Operating Expenses

Plasma center operating expenses were $1,055,282 for the six months ended June 30, 2013, an increase of $216,821 from $838,461 for the six months ended June 30, 2012.  Plasma center operating expenses consist of general and administrative overhead, including rent, maintenance and utilities, wages and benefits for center staff, plasma collection supplies, plasma transportation and storage (off-site) and computer software fees directly related to donor collections.  Plasma center expenses increased as a result of increased donor collections attributed to FDA approval of our plasma center in August 2011.  We expect that as plasma collection increases, our plasma center operating expenses will also increase accordingly.

General and Administrative Expenses

G&A expenses were $2,521,398 for the six months ended June 30, 2013, an increase of $1,109,885 from $1,411,513 for the six months ended June 30, 2012.  G&A expenses primarily increased as a result of a write off of deferred financing fees of $750,893 related to a proposed financing in 2013, increases in wages due to new hires and increases in compensation and stock-based compensation costs related to option grants to our President and Chief Executive Officer, Chief Financial Officer, and Board members.

Index

Total Operating Expenses

Total operating expenses were $9,529,421 for the six months ended June 30, 2013, an increase of $6,874,883 from $2,654,538 for the six months ended June 30, 2012.

Other Income (Expense); Interest Income/ Expense

Interest income was $3,513 for the six months ended June 30, 2013, a decrease of $6,477 from $9,990 for the six months ended June 30, 2012.  The decrease was attributed to having lower cash reserves during the six months ended 2013 compared to the six months ended June 30, 2012 as a result of the 2012 Private Placement.  Interest expense was $287,640 for the six months ended June 30, 2013, an increase of $276,048 from $11,592 for the six months ended June 30, 2012.  Interest expense increased as a result of interest expense, amortization of debt discount and deferred financing fees related to the Hercules notes outstanding on June 30, 2013. In connection with the Hercules notes, as of December 31, 2012, we recorded $229,345 as the fair value of the warrant issued to Hercules, as warrant liability and as a debt discount to the carrying value of the loan.  As of June 30, 2013, we recorded $171,590 as the fair value of the warrant, as a warrant liability.   As a result of the decrease in warrant liability during the six months ended June 30, 2013, we recorded a $57,755 change in the fair value of warrant liability.  This warrant liability will be adjusted to fair value each reporting period using a lattice-based option model and the debt discount will be amortized to interest expense over the term of the loan.  In addition, we recorded $82,497 of insurance proceeds as other income during the second quarter of 2013.  There was no other income for the six months ended June 30, 2012.

Loss Before Income Taxes

Loss before income taxes was $8,137,091 for the six months ended June 30, 2013, an increase of $5,715,447 from $2,421,644 for the six months ended June 30, 2012.  The increase was primarily a result of increased R&D expenses related to the clinical trial and increased G&A expenses related to the financing charges from a proposed financing, as well as additional staffing costs.

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

Net Loss

Net loss increased from $1,804,029 for the six months ended June 30, 2012 to $8,137,091 for the six months ended June 30, 2013 for the reasons stated above.

Index

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $5,701,730 for the six months ended June 30, 2013.  The net loss for this period was higher than net cash used in operating activities by $2,435,361, which was primarily attributable to increases in prepaid expenses of $259,199 mostly related to our Phase III vendor payments for manufacturing and clinical research organization services, accounts receivable of $197,806 related to sales of our normal source plasma, deferred revenue of $1,700,000 related to license revenue, accounts payable of $100,155 related to vendors and service providers, and a decrease in inventories of $350,437 related to the sales of our normal source plasma, offset by depreciation and amortization of $193,078 and stock-based compensation of $441,315.

Net cash used in operating activities was $2,995,557 for the six months ended June 30, 2012.  The net loss for this period is lower than net cash used in operating activities by $1,191,528, which was primarily attributable to decreases in accounts payable and accrued expenses of $512,545 and $347,331, respectively, related to cash disbursements to vendors,  an increase in prepaid expenses of $248,920, primarily related to our director’s and officer’s insurance policy premiums for 2012 and an increase in accounts receivable of $220,096 related to sales of our normal source plasma during three months ended June 30, 2012.  The difference in net loss and cash used in operating activities was offset by depreciation and amortization of $91,847 and stock-based compensation of $200,349.

Net Cash Used in Investing Activities

Net cash used in investing activities was $174,809 for the six months ended June 30, 2013, which pertained to purchases of office equipment and licensing software. Net cash used in investing activities was $56,151 for the six months ended June 30, 2012, attributable to computer hardware and software purchases, which were related to the expansion and upgrade of our information technology systems.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled $994,345 for the six months ended June 30, 2013, which primarily pertained to proceeds from a $1,000,000 loan from Hercules.

Net cash provided by financing activities for the six months ended June 30, 2012 was $15,851,725, which was attributable to proceeds of $17,287,288 received from the private placement of our common stock on February 13, 2012, offset by equity issuance costs of $1,230,355 and the repayment of our notes payable of $200,000.

Index

Liquidity and Capital Resources

Overview

We have had limited revenue from operations and we have incurred cumulative losses of $45.3 million since inception.  We have funded our operations to date primarily from equity investments, loans from a venture debt lender and loans from our primary stockholders.  We received net cash proceeds of approximately $15.3 million in the 2012 Financing, after the payment of all related expenses, including legal, printing, and travel expenses, the placement agent’s commissions and expense reimbursements, which amount does not include the secured promissory notes that were satisfied in exchange for shares of Former ADMA’s common stock in the 2012 Financing.

Based upon our projected revenue and expenditures for 2013, management currently believes that current cash and cash equivalents, along with the option to borrow an additional $1 million upon the closing of an equity financing or subordinated unsecured convertible debt financing under our existing Loan and Security Agreement with Hercules, in addition to a backstop financing agreement with the lead investors from the February 2012 Financing, will be sufficient to enable us to fund our operating expenses, research and development expenses and capital expenditures into the second quarter of 2014.  Because we do not anticipate receiving FDA approval for RI-002, until at the earliest, the second half of 2015, if at all, and would, therefore, not be able to generate revenues from the commercialization of RI-002 until after that date, we will have to raise additional capital prior to the second quarter of 2014 to continue product development and operations.  We are unable to predict with reasonable certainty when, if ever, we will generate revenues from the commercialization of RI-002 and, therefore, how much additional capital we will need to raise prior to the second quarter of 2014.  Furthermore, if our assumptions underlying our estimated revenues and expenses prove to be wrong, we may have to raise additional capital sooner than anticipated.  Because of numerous risks and uncertainties associated with the research, development and future commercialization of our product candidate, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our anticipated clinical trials and development activities.  Our current estimates may be subject to change as circumstances regarding requirements further develop. We may decide to raise capital through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements.  We do not have any existing commitments for future external funding.  We may seek to sell additional equity or debt securities or obtain a bank credit facility.  The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders.  The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations or other financing alternatives.

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

As of June 30, 2013, we had working capital of $7,143,769, consisting primarily of $7,653,479 of cash and cash equivalents and $915,156 of inventories, prepaid expenses of $366,960 and accounts receivable of $236,918, offset primarily by $1,158,826 of accounts payable and $753,143 of accrued expenses.

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

Future Financing Needs

The net proceeds from the 2012 Financing and the $5 million borrowed under the Hercules Loan Agreement have been used to test plasma donors for RSV titers, collect and procure plasma, manufacture drug product, conduct clinical trial(s), and the remainder for payment of existing accounts payable, general and administrative expenses as well as other business activities and general corporate purposes, including for the payment of accrued expenses and premiums for directors’ and officers’ insurance.  We currently believe that based on our projected revenue and expenditures for 2013, our current cash and cash equivalents along with our option to borrow an additional $1 million upon the closing of an equity financing or subordinated unsecured convertible debt financing under our existing Loan and Security Agreement with Hercules, in addition to a backstop financing agreement with the lead investors from the February 2012 Financing will be sufficient to enable us to fund our operating expenses, research and development expenses and capital expenditures into the second quarter of 2014.

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

Index

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued certain accounting pronouncements as of June 30, 2013 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the quarter ended June 30, 2013 or that they will have a significant impact at the time they become effective.

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

Index

We account for stock options granted to non-employees on a fair value basis using the Black-Scholes option pricing method.  The non-cash charge to operations for non-employee options with vesting are revalued at the end of each reporting period based upon the change in the fair value of the options and amortized to consulting expense over the related contract service period.

For the purpose of valuing options and warrants granted to our employees, non-employees and directors and officers during the six months ended June 30, 2013, we used the Black-Scholes option pricing model.  We granted options to purchase an aggregate of 25,587 shares of common stock to non-executive employees during the six months ended June 30, 2013.  To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of our awards.  The expected term of the options granted is in accordance with Staff Accounting Bulletin 107 which is based the average between vesting terms and contractual terms.  The expected dividend yield reflects our current and expected future policy for dividends on our common stock.  The expected stock price volatility for our stock options was calculated by examining historical volatilities for similar publicly traded industry peers, since we do not have any trading history for our common stock.  We will continue to analyze the expected stock price volatility and expected term assumptions as historical data for our common stock becomes available.  The Company has not experienced forfeitures of stock options and, as such, has not established a forfeiture rate.  Since the stock options currently outstanding are primarily held by our senior management and directors, we will continue to evaluate the effects of such future potential forfeitures, as they may arise, to evaluate our estimated forfeiture rate.

Research and Development Costs

Our expenses include all research and development costs as incurred including on the disposition plasma and equipment for which there is no alternative future use. Such expenses include costs associated with planning and conducting clinical trials.

Our agreement with Biotest AG includes the in-license of certain rights to incomplete, in-process technology, the terms of which we expect to finalize by the end of the fourth quarter of 2013. As such, we expect to account for the value of this license as a charge to operations once the terms of the in-license agreement are finalized.

Revenue Recognition

Revenue from the sale of human plasma collected by ADMA BioCenters and plasma-derived medicinal products is recognized at the time of transfer of title and risk of loss to the customer, which usually occurs at the time of shipment. Revenue is recognized at the time of delivery if we retain the risk of loss during shipment. Our revenues are substantially attributed to one customer.  Revenue from license fees and research and development services rendered are recognized as revenue when we have completed the performance obligations under the terms of the license agreement.  Deferred revenue of $1.7 million was recorded as a result of certain research and development services provided in accordance with a license agreement and recognized over the term of the license.

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

Index

The fair value of the warrant was calculated using a lattice-based option model in order to account for features in the warrant that could cause the exercise price to reset (“downround protection”) in the next issuance of our common stock (the next round of equity financing). The key assumptions used to value the warrants included the expected date of the next round of equity financing, volatility of 73% on our common stock based upon similar public companies’ volatilities for comparison, an expected dividend yield of 0.0%, and a term of 10 years. As of December 31, 2012 and March 31, 2013, we recorded $229,345 and $192,617, respectively, as the fair value of the warrant, as warrant liability and as a debt discount to the carrying value of the loan.  As of June 30, 2013, we recorded $171,590 as the fair value of the warrant, as a warrant liability.  As a result of the decrease in warrant liability during the three and six months ended June 30, 2013, we recorded a $21,027 and $57,755 change respectively in the fair value of warrant liability.  This warrant liability will be adjusted to fair value each reporting period using a lattice-based option model and the debt discount will be amortized to interest expense over the term of the loan. Also, upon full repayment or maturity of the loan, Hercules is due a payment of 2.65% of the loan, or $132,500, which is recorded as deferred financing costs and as a long-term liability.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements except that we are currently obligated under a ten-year lease agreement for our ADMA BioCenters plasma collection facility. There is a total minimum rent due under the lease of $874,522 through the end of the lease term in September 2018.

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

As of the end of the period covered by this report, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures.  Based on their evaluation of our disclosure controls and procedures management, including our principal executive officer and principal financial officer, have concluded that our disclosure controls and procedures were effective as of June 30, 2013.

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

2013 Annual Meeting of Stockholders

At the 2013 annual meeting of stockholders of the Company held on August 8, 2013 (the “2013 Annual Meeting”), the holders of the Company’s common stock voted to approve an amendment to the Company’s Certificate of Incorporation to authorize the classification of the Company’s Board of Directors into three classes of directors with staggered three-year terms of office, to permit stockholder action only at a duly called meeting and to prohibit stockholder action by written consent.

The votes on the related proposals were as follows:

Proposal	For	Against	Abstain	Broker Non-Votes
To approve an amendment to the Company’s Certificate of Incorporation to authorize the classification of the Company’s Board of Directors into three classes of directors with staggered three-year terms of office	5,373,978	9,993	0	N/A
To approve an amendment to the Company’s Certificate of Incorporation to permit stockholder action only at a duly called meeting and to prohibit stockholder action by written consent	5,383,971	0	0	N/A

The stockholders further voted to elect each of the following seven directors to serve on the Company’s Board of Directors as Class I, Class II and Class III directors for the following terms, in each case until their successors are elected and qualified:

Class I Directors - Term expiring 2014

Director	Votes For	Votes Withheld	Broker Non-Votes
Dov A. Goldstein, M.D.	5,383,971	0	N/A
Bryant E. Fong	5,383,971	0	N/A

Class II Directors - Term expiring 2015

Director	Votes For	Votes Withheld	Broker Non-Votes
Steven A. Elms	5,383,971	0	N/A
Eric I. Richman	5,383,971	0	N/A
Adam S. Grossman	5,383,971	0	N/A

Class III Directors - Term expiring 2016

Director	Votes For	Votes Withheld	Broker Non-Votes
Jerrold P. Grossman, D.P.S.	5,383,971	0	N/A
Lawrence P. Guiheen	5,383,971	0	N/A

Finally, the Company’s stockholders voted on the proposal to ratify the appointment of CohnReznick LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2013, as follows:

Proposal	For	Against	Abstain	Broker Non-Votes
To ratify the appointment of CohnReznick LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2013	5,383,971	0	0	N/A

Amendment to Securities Purchase Agreement

On August 12, 2013, the Company entered into an amendment to its securities purchase agreement, dated as of February 13, 2012.  The amendment serves to extend the period during which the Company must use commercially reasonable efforts to complete a financing transaction (the "First Follow-On Financing") pursuant to which it would sell common stock or common stock equivalents resulting in gross proceeds of at least $5 million, from August 13, 2013 to December 24, 2013.

The counterparties signing the amendment were Burrill Capital Fund IV, LP ("Burrill"), Aisling Capital II, LP ("Aisling") and Jerrold and Adam Grossman (together with their related entities, the "Grossman Group").   The Company's director Steven Elms is the managing member of a control person of Aisling and the Company's director Dr. Dov Goldstein is a partner at Aisling.  The Company's director Bryant Fong is a managing director of the control person of Burrill.  Adam Grossman is the Company's President and Chief Executive Officer and a director.  Jerrold Grossman is a director of the Company.

Under the securities purchase agreement, as amended, in the event the Company is unable to raise at least $5 million in the First Follow-On Financing, then Burrill, Aisling and the Grossman Group will subscribe to purchase $1.5 million, $2.0 million and $0.5 million, respectively, which amounts will decline proportionately if the Company raises more than $1 million in addition to the amounts contributed by such investors.

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

101
The following materials from ADMA Biologics, Inc. Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012,  (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity for the six months ended June 30, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.*

_____________

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

ADMA Biologics, Inc.

Date: August 12, 2013	By:	/s/ Adam S. Grossman
		Name:	Adam S. Grossman
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2013	By:	/s/ Brian Lenz
		Name:	Brian Lenz
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Index

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from ADMA Biologics, Inc. Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012,  (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity for the six months ended June 30, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.*

_____________

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