Form 10-Q
period 2013-09-30
ADMA BIOLOGICS, INC.
filed 2013-11-12
CIK 1368514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-52120

ADMA BIOLOGICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	56-2590442
(State or Other Jurisdiction of Incorporation or Organization) Organization)	(I.R.S. Employer Identification No.)

465 State Route 17, Ramsey, New Jersey	07446
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares outstanding of the issuer’s common stock as of November 12, 2013 was 9,223,943.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

i

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Note 2)
ASSETS
Current Assets:
Cash and Cash Equivalents	$5,380,043	$12,535,672
Accounts Receivable	335,091	39,112
Inventories	1,205,073	1,265,593
Prepaid Expenses	223,418	107,761
Total Current Assets	7,143,625	13,948,138
Property and Equipment at Cost, Net	811,398	779,297
Other Assets:
Deferred Financing Costs	282,262	363,403
Restricted Cash	452,004	452,004
Deposits	12,577	12,577
Total Other Assets	746,843	827,984
TOTAL ASSETS	$8,701,866	$15,555,419
LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
Current Liabilities:
Accounts Payable	$1,482,643	$1,058,671
Accrued Expenses	911,130	747,079
Accrued Interest	35,417	-
Current Portion of Deferred Revenue	75,556	-
Current Portion of Leasehold Improvement Loan	12,373	11,569
Total Current Liabilities	2,517,119	1,817,319
Notes Payable, Net of Debt Discount	4,840,508	3,773,524
Warrant Liability	168,777	229,345
End of Term Liability, Notes Payable	132,500	106,000
Deferred Revenue	1,599,259	-
Deferred Rent Liability	110,952	127,595
Leasehold Improvement Loan	68,507	77,890
TOTAL LIABILITIES	9,437,622	6,131,673
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' (DEFICIENCY) EQUITY
Common Stock $.0001 par value 75,000,000 shares
authorized, 5,871,002 shares issued and outstanding	587	587
Additional Paid-In Capital	47,199,023	46,532,487
Accumulated Deficit	(47,935,366)	(37,109,328)
TOTAL STOCKHOLDERS' (DEFICIENCY) EQUITY	(735,756)	9,423,746
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY	$8,701,866	$15,555,419

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

REVENUES:
Product revenue	$1,088,452	$360,338	$2,618,361	$594,834
License revenue	18,889	-	25,185	-
Total Revenues	1,107,341	360,338	2,643,546	594,834

OPERATING EXPENSES:
Cost of product revenue	726,245	144,691	1,741,052	288,761
Research and development	1,408,990	1,940,637	6,346,924	2,201,131
Plasma center	657,776	489,300	1,713,058	1,327,761
General and administrative	845,301	1,034,530	3,366,699	2,446,043
TOTAL OPERATING EXPENSES	3,638,312	3,609,158	13,167,733	6,263,696

LOSS FROM OPERATIONS	(2,530,971)	(3,248,820)	(10,524,187)	(5,668,862)

OTHER INCOME (EXPENSE):
Interest income	2,145	5,722	5,658	15,712
Interest expense	(162,934)	(2,649)	(450,574)	(14,241)
Change in fair value of stock warrants	2,813	-	60,568	-
Other income	-	-	82,497	-
TOTAL OTHER INCOME (EXPENSE)	(157,976)	3,073	(301,851)	1,471

LOSS BEFORE INCOME TAXES	(2,688,947)	(3,245,747)	(10,826,038)	(5,667,391)

State income tax benefit	-	-	-	617,615

NET LOSS	$(2,688,947)	$(3,245,747)	$(10,826,038)	$(5,049,776)

NET LOSS PER COMMON SHARE,
Basic and Diluted	$(0.46)	$(0.55)	$(1.84)	$(1.00)

WEIGHTED AVERAGE SHARES
OUTSTANDING, Basic and Diluted	5,871,002	5,910,965	5,871,002	5,064,766

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ (DEFICIENCY) EQUITY
(Unaudited)
For the Nine Months Ended September 30, 2013

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance – January 1, 2013	5,871,002	$587	$46,532,487	$(37,109,328)	$9,423,746
Stock-based compensation	-	-	666,536	-	666,536
Net loss	-	-	-	(10,826,038)	(10,826,038)
Balance – September 30, 2013	5,871,002	$587	$47,199,023	$(47,935,366)	$(735,756)

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,826,038)	$(5,049,776)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	159,075	140,743
Stock-based compensation	666,536	408,544
Warrant liability	(60,568)	-
Amortization of debt discount	66,984	-
Amortization of deferred financing costs	72,042	-
Amortization of license revenue	(25,185)	-
Changes in operating assets and liabilities:
Accounts receivable	(295,979)	(61,897)
Inventories	60,520	137,658
Prepaid expenses	(115,657)	(130,352)
Other assets	132,403	(90,000)
Accounts payable	423,972	(412,652)
Accrued expenses	95,730	(24,330)
Accrued interest	35,417	1,959
Deferred revenue	1,700,000	-
Deferred rent liability	(16,643)	(16,642)
Net cash used in operating activities	(7,927,391)	(5,096,745)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(191,176)	(83,521)
Net cash used in investing activities	(191,176)	(83,521)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of note
payable conversion	-	17,287,288
Proceeds from Hercules note payable	1,000,000	-
Payment of equity issuance costs	(28,483)	(1,266,495)
Payments on notes payable	-	(200,000)
Payments of leasehold improvement loan	(8,579)	(7,901)
Net cash provided by financing activities	962,938	15,812,892
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(7,155,629)	10,632,626
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	12,535,672	87,771
CASH AND CASH EQUIVALENTS - END OF PERIOD	$5,380,043	$10,720,397

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$275,305	$3,820
Supplemental Disclosure of Noncash Financing Activities:
Conversion of notes payable and accrued interest into common stock	$-	$262,740
Reclassification of equity issuance costs to additional paid-in capital	$-	$421,077
Accrued equity issuance costs	$68,321	$-
End of term liability for Hercules note payable	$26,500	$-
Stock issued to shell company	$-	$53
See Notes to Unaudited Condensed Consolidated Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

1.	ORGANIZATION AND BUSINESS

ADMA Biologics, Inc. (“ADMA” or the “Company”) is a late-stage biopharmaceutical company that develops, manufactures, and intends to market specialty plasma-based biologics targeted to niche patient populations for the treatment and prevention of certain infectious diseases. The target patient populations include immune-compromised individuals who suffer from an underlying immune deficiency disease or who may be immune-compromised for medical reasons. ADMA also operates ADMA BioCenters Georgia, Inc., (“ADMA BioCenters”) of Norcross, Georgia, a source plasma collection facility licensed by the U.S. Food and Drug Administration (“FDA”) and certified by the German Health Authority (“GHA”), which provides ADMA with a portion of its blood plasma for the manufacture of RI-002, ADMA’s lead product candidate.

The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future.  The Company has needed to raise capital from the sales of its equity and debt securities to sustain operations.

In February 2012, privately-held ADMA Biologics, Inc. (“Former ADMA”) completed a private placement (the “2012 Financing”) to raise gross proceeds of $17.3 million in cash in connection with and immediately prior to the closing of the merger (the “Merger”) with an acquisition of a reporting shell company (“ParentCo”). In the 2012 Financing, Former ADMA issued shares of its common stock at a price per share of $9.60 to accredited investors pursuant to a securities purchase agreement dated February 13, 2012 (the “Securities Purchase Agreement”).  In lieu of repayment of senior secured promissory notes, the aggregate amount of unpaid principal and interest on the notes was invested by the holders in the 2012 Financing in exchange for shares of Former ADMA’s common stock. Immediately prior to the Merger, (i) shares of Series A preferred stock of Former ADMA were converted into shares of Former ADMA’s common stock after giving effect to cumulative anti-dilution adjustments and accrued dividends, and (ii) the shares of common stock of Former ADMA were reverse split at a ratio of 1-for-6.8 (the “Reverse Split”). All of the then issued and outstanding shares of Former ADMA’s common stock were automatically exchanged into shares of ParentCo’s common stock at a 1:1 exchange ratio and as adjusted for the 0.27-for-1 stock dividend paid on the ParentCo common stock in April 2013.  All warrants, options and other rights to purchase or acquire shares of Former ADMA’s common stock outstanding immediately prior to the Merger were converted into warrants, options or other rights, as the case may be, to purchase shares of ParentCo’s common stock at the same exercise prices (subsequently adjusted for the stock dividend) and the shares of ParentCo’s common stock held by the stockholders of ParentCo immediately prior to the Merger were canceled.

The net cash proceeds from the 2012 Financing, after the payment of all expenses related to the 2012 Financing and the Merger, including legal, printing and travel expense, the Placement Agent’s cash fee and expense reimbursement and miscellaneous were approximately $15.3 million, not including in such proceeds the senior secured promissory notes that were satisfied in exchange for shares of Former ADMA’s common stock in the 2012 Financing.  Based upon the Company’s projected revenue and expenditures for 2013, management currently believes that its current cash and cash equivalents as of September 30, 2013, in addition to the funds received from the Initial Public Offering (“IPO”) completed in October 2013, (see Note 8 Subsequent Events), is anticipated to be sufficient to fund ADMA’s operations into the first half of 2016.  Furthermore, if the Company’s assumptions underlying its estimated expenses and revenues prove to be wrong, it may have to raise additional capital sooner than anticipated.  Due to numerous risks and uncertainties associated with the research, development and future commercialization of its product candidate, the Company is unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with its anticipated clinical trials and development activities.  The Company’s current estimates may be subject to change as circumstances regarding requirements further develop. The Company may decide to raise capital through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements.  The Company does not have any existing commitments for future external funding.  The Company may seek to sell additional equity or debt securities or obtain a bank credit facility.  The sale of additional equity or debt securities, if convertible, could result in dilution to the Company’s stockholders.  The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict the Company’s operations or other financing alternatives.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

Additional equity or debt financing, grants, or corporate collaboration and potential licensing arrangements may not be available on acceptable terms, if at all.  If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate the Company’s research and development programs, reduce the Company’s planned clinical trials and delay or abandon potential commercialization efforts of the Company’s lead product candidate.  The Company may be required to obtain loans or raise additional funds to meet long-term obligations and continue operations. There can be no assurance that such funds, if available at all, can be obtained on terms acceptable to the Company. As of September 30, 2013, the Company had $5.4 million in cash and cash equivalents.  On October 22, 2013, the Company completed its IPO and received net proceeds of $26.5 million, (see Note 8 Subsequent Events).

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

The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) which in the opinion of management are necessary to present fairly the consolidated financial position of the Company as of September 30, 2013 and its results of operations and cash flows for the three and nine months ended September 30, 2013 and 2012.  The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim periods or for the full year.  These interim financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 6, 2013.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, in accordance with the rules and regulations of the Securities and Exchange Commission for interim reporting.  Pursuant to such rules and regulations, certain information and footnote disclosures normally included in complete annual financial statements have been condensed or omitted.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

Inventories

Plasma inventories (both plasma intended for resale and plasma intended for internal use in the Company's research and development activities) are carried at the lower of cost or market value determined on the first-in, first-out method.  Once the research and development plasma is processed to a finished product for ongoing trials, it is then expensed to research and development.  Inventory at September 30, 2013 and 2012 consists of raw materials.  Inventory also includes plasma collected at the Company’s FDA-licensed and GHA-certified plasma collection center.

Revenue recognition

Revenue from the sale of human plasma collected at the Company’s plasma collection center and plasma-derived medicinal products is recognized at the time of transfer of title and risk of loss to the customer, which usually occurs at the time of shipment.  Revenue is recognized at the time of delivery if the Company retains the risk of loss during shipment. Revenues are substantially attributed to one customer. Revenue from license fees and research and development services rendered are recognized as revenue when the performance obligations under the terms of the license agreement have been completed.  Deferred revenue of $1.7 million was recorded in the second quarter of 2013 as a result of certain research and development services to be provided in accordance with a license agreement and is recognized over the term of the license.

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

Earnings (loss) per common share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Because the holders of the Series A preferred stock were not contractually required to share in the Company’s losses, in applying the two-class method to compute basic net loss per common share, no allocation to preferred stock was made for the three and nine months ended September 30, 2012 and no preferred stock was outstanding during the three and nine months ended September 30, 2013.

Diluted net loss per share is calculated by dividing net loss attributable to common stockholders as adjusted for the effect of dilutive securities, if any, by the weighted average number of common stock and dilutive common stock outstanding during the period.  Potential common shares include the shares of common stock issuable upon the exercise of outstanding stock options and a warrant (using the treasury stock method) and the conversion of the shares of Series A preferred stock (using the more dilutive of the (a) as converted method or (b) the two–class method).  Potential common shares in the diluted net loss per share computation are excluded to the extent that they would be anti-dilutive.  No potentially dilutive securities are included in the computation of any diluted per share amounts as the Company reported a net loss for all periods presented.  The aggregate number of potentially dilutive securities that would be issued upon conversion of convertible notes and Series A preferred stock, and the exercise of outstanding warrants and stock options, was 0.9 million and 0.7 million as of September 30, 2013 and 2012, respectively.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

Stock-based compensation

The Company follows recognized accounting guidance which requires all stock-based payments, including grants of stock options, to be recognized in the statement of operations as compensation expense, based on their fair values on the grant date. The estimated fair value of options granted under the Company’s 2007 Employee Stock Option Plan (“Plan”) is recognized as compensation expense over the option-vesting period.

During the three months ended September 30, 2013, no options were granted to employees.  During the nine months ended September 30, 2013, 25,587 options were issued to employees.

During the three months ended September 30, 2012, options to purchase an aggregate of 119,325 shares of common stock were issued to a Board member and the Company’s Chief Medical and Scientific Officer and during the nine months ended September 30, 2012, a total of 506,559 options were issued to employees and Board members.

3.	NOTES PAYABLE

On December 21, 2012, the Company and its subsidiaries entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules. Under the Loan Agreement for up to $6 million, the Company has borrowed $4 million in December 2012, and has borrowed an additional $1 million in March 2013, upon reaching its first milestone of enrolling at least one patient in a pivotal Phase III clinical study of its lead product candidate RI-002. The loan bears interest at a rate per annum equal to the greater of (i) 8.5% and (ii) the sum of (a) 8.5% plus (b) the Prime Rate (as reported in The Wall Street Journal) minus 5.75%.  As of September 30, 2013, the rate of the loan was 8.5%. The loan is secured by the Company’s assets, except for the Company’s intellectual property (which is subject to a negative pledge). The principal will be repaid over 27 months beginning no later than May 1, 2014, unless accelerated as a result of certain events of default. Interest is due and payable on the first of every month and at the termination date, unless accelerated as a result of an event of default. In addition, a backend fee equal to 2.65% of the amount funded under the facility is due on the maturity or prepayment date or the date that the secured obligations become due and payable and a 1% facility fee in the amount of $60,000 and a commitment fee in the amount of $25,000 were both due and paid at closing. The loan matures in June 2016.

In the event the Company elects or is required to prepay the loan, the Company is obligated to pay a prepayment charge corresponding to a percentage of the outstanding principal amount of the loan, with such percentage being: 3.0% if prepayment occurs in the first year, 2.0% if prepayment occurs in the second year and 0.5% if prepayment occurs after the second year but prior to the last day of the term.

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
SEPTEMBER 30, 2013 AND 2012

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

The Loan Agreement contains certain provisions that require the warrants issued to Hercules to be accounted for as a liability and “marked-to-market” each reporting period. Changes in the valuation of this liability at the end of each reporting period will be included in the Company’s reported operating results, and may create volatility in the Company’s reported operating results.  Upon completion of the Company’s IPO in October 2013, the down round warrant protection feature resulting in the warrant liability’s quarterly “marked-to-market” valuation terminated and, therefore, this liability will be reclassified to additional paid in capital during the fourth quarter of 2013.

4.	STOCKHOLDERS’ EQUITY

Common stock options and warrants

The fair value of employee options granted was determined on the date of grant using the Black-Scholes option valuation model. The Black-Scholes model was developed for use in estimating the fair value of publicly traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Because there has been no public market for the Company's stock and very little historical experience with the Company's stock options, similar public companies were used for comparison and expectations as to assumptions required for fair value computation using the Black-Scholes methodology.

The Company records compensation expense associated with stock options and other forms of equity compensation using the Black-Scholes option-pricing model and the following assumptions:

Nine Months Ended
September 30, 2013
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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

The weighted average remaining contractual life of stock options outstanding and expected to vest at September 30, 2013 is 7.9 years.  The weighted average remaining contractual life of stock options exercisable at September 30, 2013 is 7.1 years.

A summary of the Company’s option and warrant activity under the Plan and related information is as follows:

	Nine Months Ended
	September 30, 2013
		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at beginning of period	749,211	$6.86
Granted	25,587	$7.56
Outstanding at end of period and expected to vest	774,798	$6.89
Options exercisable	349,564	$6.08

Weighted average fair value of options granted during period		$4.42

Stock-based compensation expense for the three and nine months ended September 30, 2013 and 2012 was:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Research and development	$55,067	$43,178	$162,643	$49,446
General and administrative	170,154	165,017	503,893	359,098
Total stock-based compensation expense	$225,221	$208,195	$666,536	$408,544

As of September 30, 2013, the total compensation expense related to unvested options not yet recognized totaled $2,279,974. The weighted-average vesting period over which the total compensation expense will be recorded related to unvested options not yet recognized at September 30, 2013 was approximately 2.6 years.

5.	RELATED PARTY TRANSACTIONS

The Company leases an office building and equipment from an entity owned by related parties on a month-to-month basis.  Rent expense amounted to $24,112 and $72,336 for the three and nine months ended September 30, 2013 and 2012, respectively.

The Company maintains deposits and other accounts at a bank which is less than 5%-owned by related parties and where a stockholder and Company director is a member of the Board of Directors of the bank.

6.	COMMITMENT AND CONTINGENCIES

General Legal Matters

We are subject to certain legal proceedings and claims arising in connection with the normal course of our business. In the opinion of management, there are currently no claims that would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

7.	SEGMENTS

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

Summarized financial information concerning reportable segments is shown in the following table:

	Plasma
Three Months Ended	Collection	Research and
September 30, 2013	Center	Development	Corporate	Consolidated

Revenues	$1,088,452	$-	$18,889	$1,107,341
Cost of product revenue	726,245	-	-	726,245
Gross profit	362,207	-	18,889	381,096
Loss from operations	(295,569)	(1,408,990)	(826,412)	(2,530,971)
Other expense	(1,863)	-	(156,113)	(157,976)
Loss before income taxes	(297,432)	(1,408,990)	(982,525)	(2,688,947)
Property and equipment, net	624,492	3,539	183,367	811,398
Depreciation and amortization expense	43,043	809	11,035	54,887

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

	Plasma
Three Months Ended	Collection	Research and
September 30, 2012	Center	Development	Corporate	Consolidated

Revenues	$360,338	$-	$-	$360,338
Cost of product revenue	144,691	-	-	144,691
Gross profit	215,647	-	-	215,647
Loss from operations	(273,653)	(1,940,637)	(1,034,530)	(3,248,820)
Other income (expense)	(2,095)	-	5,168	3,073
Loss before income taxes	(275,748)	(1,940,637)	(1,029,362)	(3,245,747)
Property and equipment, net	701,637	16,306	85,766	803,709
Depreciation and amortization expense	40,517	4,206	4,173	48,896

	Plasma
Nine Months Ended	Collection	Research and
September 30, 2013	Center	Development	Corporate	Consolidated

Revenues	$2,618,361	$-	$25,185	$2,643,546
Cost of product revenue	1,741,052	-	-	1,741,052
Gross profit	877,309	-	25,185	902,494
Loss from operations	(835,749)	(6,346,924)	(3,341,514)	(10,524,187)
Other expense	(5,784)	-	(296,067)	(301,851)
Loss before income taxes	(841,533)	(6,346,924)	(3,637,581)	(10,826,038)
Property and equipment, net	624,492	3,539	183,367	811,398
Depreciation and amortization expense	129,325	2,428	27,322	159,075

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

	Plasma
Nine Months Ended	Collection	Research and
September 30, 2012	Center	Development	Corporate	Consolidated

Revenues	$594,834	$-	$-	$594,834
Cost of product revenue	288,761	-	-	288,761
Gross profit	306,073	-	-	306,073
Loss from operations	(1,021,688)	(2,201,131)	(2,446,043)	(5,668,862)
Other income (expense)	(6,465)	-	7,936	1,471
Loss before income taxes	(1,028,153)	(2,201,131)	(2,438,107)	(5,667,391)
Property and equipment, net	701,637	16,306	85,766	803,709
Depreciation and amortization expense	121,553	12,618	6,572	140,743

The “Corporate” column includes general and administrative overhead expenses.  Property and equipment, net, included in the “Corporate” column above includes assets related to corporate and support functions.

8.	SUBSEQUENT EVENTS

On October 1, 2013, the Company satisfied the terms of its Letter of Credit pursuant to the landlord tenant agreement for its ADMA BioCenters subsidiary facility in Georgia. The Company was required to maintain a restricted cash balance of $452,000 as part of the Letter of Credit.  After satisfying its obligation in October 2013, the Company, on October 1, 2013, has reclassified the restricted cash balance of $452,004 to cash and cash equivalents.

On October 22, 2013, the Company completed its IPO by issuing 3,352,941 shares of its common stock, priced at $8.50 per share.  Aggregate net proceeds to ADMA, after deducting underwriting discounts and commissions was $26,499,998.  The Company expects its available cash on hand as of September 30, 2013, in addition to the funds received from the IPO to be sufficient to fund its operations into the first half of 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2013 and 2012 and with our Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission, or the SEC, on March 6, 2013.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.   Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance or achievements, and may contain the words “estimate,” “project,” “intend,” “forecast,” “anticipate,” “plan,” “planning,” “expect,” “believe,” “will,” “will likely,” “should,” “could,” “would,” “may” or, in each case, their negative, or words or expressions of similar meaning.  These forward-looking statements include, but are not limited to, statements concerning the timing, progress and results of the clinical development, regulatory processes, potential clinical trial initiations, potential investigational new product applications, biologics license applications, and commercialization efforts relating to our product candidate(s) and the limitation of our available cash.  The forward-looking statements contained in this report represent our estimates and assumptions only as of the date of this report and we undertake no duty or obligation to update or revise publicly any forward-looking statements contained in this report as a result of new information, future events or changes in our expectations, except as required by applicable law or rules.  Forward-looking statements are subject to many risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on March 6, 2013, and in other filings with the SEC.

In addition to the risks identified under the heading “Risk Factors” in the filings referenced above, many important factors affect our ability to achieve our plans and objectives and to successfully develop and commercialize any product candidates.  Among other things, the projected commencement and completion of our clinical trials may be affected by difficulties or delays. In addition, our results may be affected by our ability to manage our financial resources, difficulties or delays in developing manufacturing processes for its product candidates, preclinical and toxicology testing and regulatory developments. Delays in clinical programs, whether caused by competitive developments, adverse events, patient enrollment rates, regulatory issues or other factors, could adversely affect our financial position and prospects. Prior clinical trial program designs and results are not necessarily predictive of future clinical trial designs or results. If our product candidates do not meet safety or efficacy endpoints in clinical evaluations, they will not receive regulatory approval and we will not be able to market them. We may not be able to enter into any strategic partnership agreements. Operating expense and cash flow projections involve a high degree of uncertainty, including variances in future spending rates due to changes in corporate priorities, the timing and outcomes of clinical trials, competitive developments and the impact on expenditures and available capital from licensing and strategic collaboration opportunities. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more of our drug development or discovery research programs. We may not ever have any products that generate significant revenue.

Therefore, current and prospective security holders are cautioned that there can be no assurance that the forward-looking statements included in this document will prove to be accurate.

Overview

We are a late stage biopharmaceutical company that develops, manufactures, and intends to market specialty plasma-based biologics for the treatment and prevention of certain infectious diseases. Our targeted patient populations include immune-compromised individuals who suffer from an underlying immune deficiency disorder or who may be immune-suppressed for medical reasons. Our product candidates are intended to be used by physician specialists focused on caring for immune-compromised patients with infectious diseases. RI-002, our lead product candidate, for which we have completed enrollment in our pivotal Phase III clinical trial, is intended for the treatment of primary immune deficiency disease, or PIDD. RI-002 is an injectable immune globulin (Human) or IGIV, derived from human plasma, which contains immune globulins extracted from source plasma in a manufacturing process called Fractionation and is enriched with high levels of naturally occurring polyclonal antibodies (e.g. streptococcus pneumoniae, H. influenza type B, CMV, measles, tetanus, etc.) as well as high levels of antibodies targeted to respiratory syncytial virus, or RSV. RSV is a common virus that ordinarily leads to mild, cold-like symptoms in healthy adults and children. In high-risk groups, such as the immune-compromised, RSV can lead to a more serious infection and may even cause death. Our proprietary microneutralization assay allows us to effectively identify and isolate donor plasma with high-titer RSV antibodies, to standardize RI-002’s potency and thereby potentially garner a premium price.

During the first quarter of 2013, we commenced our pivotal Phase III clinical trial of RI-002 for the treatment of patients with PIDD. The trial is a single arm, open label study in which patients will be treated approximately once per month for a period of 12 months of treatment plus up to 90 days for safety monitoring and follow up. We have enrolled 58 patients in 9 treatment centers in the United States. The pivotal Phase III study design follows the published U.S. Food and Drug Administration’s or FDA’s “Guidance for Industry:  Safety, Efficacy, and Pharmacokinetic Studies to Support Marketing of Immune Globulin Intravenous (Human) as Replacement Therapy for Primary Humoral Immunodeficiency” (Center for Biologics Evaluation and Research June 2008).  The primary endpoint in our Phase III study as described in the FDA’s guidance for industry provides for a reduction in the incidence of serious infections to less than one per year in those receiving IGIV. The secondary endpoint is safety and includes other data collection points including antibody titers for certain agents, including RSV antibody levels at various time points after infusion. Following the FDA’s guidance for industry for our protocol should provide that a successful single Phase III trial and Biological License Application, or BLA submission should lead to FDA approval.  We expect to have preliminary data from the pivotal Phase III clinical trial during the fourth quarter of 2014. Once data are available, we expect to file a Biologics License Application, or BLA, with the FDA, during the first half of 2015 in accordance with the FDA’s guidance for industry. The FDA could approve our BLA within approximately one year of filing, and potential first commercial sales could occur as early as the first half of 2016.

RI-001, the prior formulation of RI-002, was the subject of a Phase II randomized, double-blind, placebo-controlled human clinical trial in RSV-infected, immune-compromised patients.  This data was presented at the RSV Vaccines for the World 2013 conference along with compassionate use experience and a pre-clinical cotton rat model study. In the Phase II study, patients who were treated with RI-001 demonstrated a statistically significant rise in anti-RSV titers compared to patients receiving placebo.  Additionally, 86% of patients with confirmed RSV infection who received high-dose regimen of our product had a >4-fold rise in RSV neutralization titers (day 18, mean 9.2 fold).  The product candidate was well tolerated in all study subjects and there were no serious adverse events attributable to the product candidate.  The compassionate use experience demonstrated that a majority of seriously ill patients had favorable outcomes when treated early (within 8.6 days of RSV diagnosis) (11/15 or 73% of RSV pulmonary infected patients survived).  All patients tested who had not received prior administration of palivizumab had >4 fold rise in RSV neutralizing titers (day 8-18). The product candidate was well tolerated in all subjects and there were no serious adverse events attributable to the product candidate.  The cotton rat model demonstrated that the infusion of our product candidate eliminated 99% of viral load in nasal and lung tissue and showed highly significant increases in serum RSV neutralizing titers.

Our Product Candidate

RI-002

RI-002 is a polyclonal human IGIV product candidate which means that the IGIV contains a wide array of antibodies that are obtained from different B-cell resources.  Polyclonal antibodies are the primary component of IGIV products.  RI-002 is initially being developed as a treatment for patients with PIDD. PIDD is a disorder that causes a person’s immune system not to function properly.  PIDD is caused by hereditary or genetic defects and can affect anyone regardless of age or gender.  There are varying types of PIDD ranging from mild to severe cases and there are approximately 250,000 patients living with PIDD in the United States. By using our unique and exclusive assay, we are able to identify plasma donors with elevated amounts of RSV antibodies, measure these donors’ plasma RSV levels and formulate RI-002 with standardized high levels of RSV antibodies. In addition, by using our assay within manufacturing, we are able to demonstrate consistent lot-to-lot RSV antibody titer potency. To our knowledge, there is no other IGIV product on the market that contains standardized high levels of RSV antibodies and that is produced with reported consistent lot-to-lot potency. We believe these characteristics will differentiate RI-002 from currently marketed IGIV products. RI-002 is manufactured using an FDA approved contract manufacturing facility in the United States.

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

Financial Operations Overview

Revenues

As of September 30, 2013, we have generated $4,522,706 of revenue since inception.  Revenue is comprised of $4,497,521 from the product sale of normal source human plasma collected at our plasma collection center and plasma-derived medicinal products and $25,185 of license revenues attributed to the out-licensing of RI-002 to Biotest AG to market and sell in Europe and selected countries in North Africa and the Middle East.  In exchange, Biotest Pharmaceuticals Corporation, or Biotest, a subsidiary of Biotest AG, has provided us with certain services in accordance with the related license agreement and is obligated to pay us certain milestone payments in the future if such milestones are achieved.  Revenue is recognized at the time of transfer of title and risk of loss to the customer, which usually occurs at the time of shipment; however, revenue is recognized at the time of delivery if we retain the risk of loss during shipment.

Our revenues are substantially attributed to one customer.  Revenue from license fees and research and development services rendered are recognized as revenue when we have completed the performance obligations under the terms of the license agreement with Biotest.  Deferred revenue of $1.7 million was recorded in the second quarter of 2013 as a result of certain research and development services to be provided in accordance with a license agreement and is recognized over the term of the license.

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

The process of conducting pre-clinical studies and clinical trials necessary to obtain FDA approval is costly and time consuming.  The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, the quality of the product candidate’s early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability.  As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates.  Development timelines, probability of success and development costs vary widely.  R&D expense for the nine months ended September 30, 2013 increased significantly compared to the nine months ended September 30, 2012, due to manufacturing services for our Phase III clinical study of RI-002 as provided by Biotest under our license agreement with them.  We expect that our R&D expense will increase throughout 2013, primarily attributable to the further development of RI-002 and our related clinical Phase III program.

General and Administrative Expense

General and administrative, or G&A expense, consists of rent, maintenance and utilities, insurance, wages, stock-based compensation and benefits for senior management and staff unrelated to R&D, legal fees, accounting and auditing fees, information technology, travel and other expenses related to the general operations of the business.  G&A expense for the current year also includes a write-off of deferred financing fees related to our financing.  We expect that our G&A expense will continue to increase throughout the remainder of 2013 as a result of hiring additional staff after our public offering.

Interest Income and Interest Expense

Interest income consists of interest earned on our cash and cash equivalents.  Interest expense consists of interest incurred on our notes payable, previously outstanding convertible notes (until their automatic conversion into our common stock upon the completion of the  2012 Financing), as well as the amortization and write-off of deferred financing costs and debt discounts and a charge for the beneficial conversion feature relating to our convertible notes.

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Summary table

The following table presents a summary of the changes in our results of operations for the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012:

	Three Months Ended		Percentage
	September 30,		Increase/
	2013	2012	(Decrease)
Revenues	$1,107,341	$360,338	>100%
Cost of product revenue	$726,245	$144,691	>100%
Research and development expenses	$1,408,990	$1,940,637	-27%
Plasma center operating expenses	$657,776	$489,300	34%
General and administrative expenses	$845,301	$1,034,530	-18%
Total operating expenses	$3,638,312	$3,609,158	1%
Other income (expense), net	$(157,976)	$3,073	->100%
Loss before income taxes	$(2,688,947)	$(3,245,747)	-17%
Income tax benefit	$-	$-	-
Loss before income taxes in plasma
collection segment	$(297,432)	$(275,748)	8%
Loss before income taxes attributable to
research and development	$(1,408,990)	$(1,940,637)	-27%
Net loss	$(2,688,947)	$(3,245,747)	-17%

Revenues

We recorded total revenues of $1,107,341 during the three months ended September 30, 2013 and $360,338 for the three months ended September 30, 2012. Product revenue was $1,088,452 for the three months ended September 30, 2013, from the sale of blood plasma collected in our FDA-licensed, GHA-certified Georgia based blood plasma collection center compared to product revenue of $360,338 for the three months ended September 30, 2012.  Product revenue for the quarter ended September 30, 2013 was primarily attributed to sales made pursuant to our plasma supply agreement with Biotest during June 2012, under which Biotest purchases normal source plasma from our Georgia facility to be used in their manufacturing.  The increase in product revenue of $728,114 was attributed to increased advertising and promotions to attract more plasma donors as well as the expansion of additional plasma donor equipment.  For the three months ended September 30, 2013, license revenue was $18,889, which relates to services provided by Biotest in accordance with our license agreement with them.  There was no license revenue for the same period in 2012.  We have not generated any revenue from our therapeutics, research and development business.

Cost of Product Revenue

Cost of product revenue was $726,245 for the three months ended September 30, 2013, and $144,691 for the comparable prior-year period.  The increased cost of product revenues for the three months ended September 30, 2013 and 2012 was related to the costs associated with the increased production and sale of normal source plasma.

Research and Development Expenses

R&D expenses were $1,408,990 for the three months ended September 30, 2013, a decrease of $531,647 from $1,940,637 for the three months ended September 30, 2012.  R&D expenses decreased during the three months ended September 30, 2013, compared to the three months ended September 30, 2012, primarily attributed to increased manufacturing and production activities during the third quarter of 2012 in preparation for the commencement of our Phase III pivotal clinical study.

Plasma Center Operating Expenses

Plasma center operating expenses were $657,776 for the three months ended September 30, 2013, an increase of $168,476 from $489,300 for the three months ended September 30, 2012.  Plasma center operating expenses consist of general and administrative overhead, including rent, maintenance and utilities, wages and benefits for center staff, plasma collection supplies, plasma transportation and storage (off-site), advertising and promotion expenses, and computer software fees related to donor collections.  The increase in plasma center expenses was primarily a result of increased donor collections during the three months ended September 30, 2013.  We expect that as plasma collection increases, our plasma center operating expenses will also increase accordingly.

General and Administrative Expenses

G&A expenses were $845,301 for the three months ended September 30, 2013, a decrease of $189,229 from $1,034,530 for the three months ended September 30, 2012.  G&A expenses primarily decreased as a result of lower professional fees during the three months ended September 30, 2013, compared to the three months ended September 30, 2012 which were attributable to the costs associated with the 2012 Financing.

Total Operating Expenses

Total operating expenses were $3,638,312 for the three months ended September 30, 2013 an increase of $29,154 from $3,609,158 for the three months ended September 30, 2012, for the reasons stated above.

Other Income (Expense); Interest Expense

Other expense, net was $157,976 for the three months ended September 30, 2013, compared to other income, net of $3,073 for the three months ended September 30, 2012.  The increase in interest expense was attributed to interest expense, amortization of debt discount and deferred financing fees related to the Hercules notes outstanding on September 30, 2013.  No notes were outstanding on September 30, 2012.  In connection with the Hercules notes, as of June 30, 2013, we recorded $171,590 as the fair value of the warrant issued to Hercules, as warrant liability and as a debt discount to the carrying value of the loan.  As of September 30, 2013, we recorded $168,777 as the fair value of the warrant, as a warrant liability.   As a result of the decrease in warrant liability during the quarter ended September 30, 2013, we recorded a $2,813 change in the fair value of warrant liability.  This warrant liability is adjusted to fair value each reporting period using a lattice-based option model and the debt discount will be amortized to interest expense over the term of the loan.  Upon the completion of our public offering of common stock in October  2013, the down round warrant protection feature resulting in the warrant liability’s quarterly “marked-to-market” valuation terminated and, therefore, this liability will be reclassified to additional paid in capital during the fourth quarter of 2013.

Loss Before Income Taxes

Loss before income taxes was $2,688,947 for the three months ended September 30, 2013, a decrease of $556,800 from $3,245,747 for the three months ended September 30, 2012.

Net Loss

Net loss decreased to $2,688,947 for the three months ended September 30, 2013 from $3,245,747 for the three months ended September 30, 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Summary table

The following table presents a summary of the changes in our results of operations for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012:

	Nine Months Ended		Percentage
	September 30,		Increase/
	2013	2012	(Decrease)
Revenues	$2,643,546	$594,834	>100%
Cost of product revenue	$1,741,052	$288,761	>100%
Research and development expenses	$6,346,924	$2,201,131	>100%
Plasma center operating expenses	$1,713,058	$1,327,761	29%
General and administrative expenses	$3,366,699	$2,446,043	38%
Total operating expenses	$13,167,733	$6,263,696	>100%
Other income (expense), net	$(301,851)	$1,471	->100%
Loss before income taxes	$(10,826,038)	$(5,667,391)	91%
Income tax benefit	$-	$617,615	-100%
Loss before income taxes in plasma
collection segment	$(841,533)	$(1,028,153)	-18%
Loss before income taxes attributable to
research and development	$(6,346,924)	$(2,201,131)	>100%
Net loss	$(10,826,038)	$(5,049,776)	>100%

Revenues

We recorded total revenues of $2,643,546 during the nine months ended September 30, 2013 compared to $594,834 for the nine months ended September 30, 2012.  Product revenue was $2,618,361 and $594,834 for the nine months ended September 30, 2013 and 2012, respectively, from the sale of blood plasma collected in its FDA-licensed, GHA-certified Georgia based blood plasma collection center. The product revenue for the nine months ended September 30, 2013 and 2012 was primarily attributed to sales made pursuant to our plasma supply agreement with Biotest during June 2012, under which Biotest purchases normal source plasma from our Georgia facility to be used in their manufacturing.  The increase in product revenue of $2,023,527 was attributed to increased advertising and promotions to attract more plasma donors as well as the expansion of additional plasma donor equipment.  For the nine months ended September 30, 2013 license revenue was $25,185, which relates to Biotest license agreement services.  There was no license revenue for the same period in 2012. We have not generated any revenue from our therapeutics/research and development business.

Cost of Product Revenue

Cost of product revenue increased to $1,741,052 for the nine months ended September 30, 2013 compared to $288,761 for the nine months ended September 30, 2012.  The increase was related to the costs associated with the increased production and sale of normal source plasma.

Research and Development Expenses

R&D expenses were $6,346,924 for the nine months ended September 30, 2013, an increase of $4,145,793 from $2,201,131 for the nine months ended September 30, 2012.  R&D expenses increased primarily as a result of additional manufacturing services provided by Biotest in accordance with our license agreement, along with increased expenses attributed to our enrolling a substantial portion of our Phase III clinical study, manufacturing, testing, and regulatory costs and related wages and stock-based compensation expense during the nine months ended September 30, 2013.

Plasma Center Operating Expenses

Plasma center operating expenses were $1,713,058 for the nine months ended September 30, 2013, an increase of $385,297 from $1,327,761 for the nine months ended September 30, 2012.  Plasma center operating expenses consist of general and administrative overhead, including rent, maintenance and utilities, wages and benefits for center staff, plasma collection supplies, plasma transportation and storage (off-site), advertising and promotion expenses, and computer software fees directly related to donor collections.  Plasma center expenses increased as a result of increased donor collections during the nine months ended September 30, 2013.  We expect that as plasma collection increases, our plasma center operating expenses will also increase accordingly.

General and Administrative Expenses

G&A expenses were $3,366,699 for the nine months ended September 30, 2013, an increase of $920,656 from $2,446,043 for the nine months ended September 30, 2012.  G&A expenses primarily increased as a result of a write off of deferred financing fees of $805,818 in 2013, increases in wages due to new hires and increases in compensation and stock-based compensation costs related to option grants to our President and Chief Executive Officer, Chief Financial Officer, and Board members.

Total Operating Expenses

Total operating expenses were $13,167,733 for the nine months ended September 30, 2013, an increase of $6,904,037 from $6,263,696 for the nine months ended September 30, 2012 for the reasons stated above.

Other Income (Expense); Interest Income/ Expense

Interest income was $5,658 for the nine months ended September 30, 2013, a decrease of $10,054 from $15,712 for the nine months ended September 30, 2012.  The decrease was attributed to having lower cash reserves during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 as a result of the net proceeds received from the 2012 Financing.  Interest expense was $450,574 for the nine months ended September 30, 2013, an increase of $436,333 from $14,241 for the nine months ended September 30, 2012.  Interest expense increased as a result of interest expense, amortization of debt discount and deferred financing fees related to the Hercules notes outstanding as of September 30, 2013. In connection with the Hercules notes, as of December 31, 2012, we recorded $229,345 as the fair value of the warrant issued to Hercules, as warrant liability and as a debt discount to the carrying value of the loan.  As of September 30, 2013, we recorded $168,777 as the fair value of the warrant, as a warrant liability.   As a result of the decrease in warrant liability during the nine months ended September 30, 2013, we recorded a $60,568 change in the fair value of warrant liability.  This warrant liability will be adjusted to fair value each reporting period using a lattice-based option model and the debt discount will be amortized to interest expense over the term of the loan. Upon the completion of our public offering of common stock in October 2013, the down round warrant protection feature resulting in the warrant liability’s quarterly “marked-to-market” valuation terminated and, therefore, this liability will be reclassified to additional paid in capital during the fourth quarter of 2013.  There was no Hercules note outstanding as of September 30, 2012 and no other income for the nine months ended September 30, 2012.

Loss Before Income Taxes

Loss before income taxes was $10,826,038 for the nine months ended September 30, 2013, an increase of $5,158,647 from $5,667,391 for the nine months ended September 30, 2012.  The increase was primarily a result of increased R&D expenses related to our Phase III clinical trial and increased G&A expenses related to the financing charges from the 2013 financing, as well as additional staffing costs.

State Income Tax Benefit

In January 2012, we received $617,615 from the sale of our State of New Jersey net operating losses.  These losses were sold through the New Jersey Economic Development Authority Technology Business Tax Certificate Transfer Program.  Under the terms of this program, if we do not use the proceeds from these sales for costs incurred with operating our biotechnology business in New Jersey, we have to refund the face value of the proceeds.  If we do not maintain our headquarters or a base of operations in New Jersey during the five years following receipt of these proceeds (other than due to liquidation), we have to refund the face value of the proceeds less 20% for each year completed of the five year period.

Net Loss

Net loss increased to $10,826,038 for the nine months ended September 30, 2013, from $5,049,776 for the nine months ended September 30, 2012 for the reasons stated above.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $7,927,391 for the nine months ended September 30, 2013.  The net loss for this period was higher than net cash used in operating activities by $2,898,647, which was primarily attributable to increases in accounts receivable of $295,979 related to sales of our normal source plasma, prepaid expenses of $115,657 mostly related to our Phase III vendor payments for manufacturing and clinical research organization services, deferred revenue of $1,700,000 related to license revenue, accounts payable of $423,972 related to increased expense and timing of payments incurred with our vendors and service providers, accrued expenses of $95,730 and a decrease in other assets of $132,403, inventories of $60,520 related to the sales of our normal source plasma, offset by stock-based compensation of $666,536 and depreciation and amortization of $298,101.

Net cash used in operating activities was $5,096,745 for the nine months ended September 30, 2012.  The net loss for this period is lower than net cash used in operating activities by $46,969, which was primarily attributable to decreases in accounts payable of $412,652 related to cash disbursements to vendors, a decrease in inventories of $137,658 and an increase in prepaid expenses of $130,352, primarily related to the costs of manufacturing of our product candidate RI-002 in preparation for its use in the expected Phase III clinical study and our director’s and officer’s insurance policy premiums for 2012, respectively, and an increase in accounts receivable of $61,897 related to sales of our normal source plasma during the three months ended September 30, 2012, offset by stock-based compensation of $408,544 and depreciation and amortization of $140,743.

Net Cash Used in Investing Activities

Net cash used in investing activities was $191,176 for the nine months ended September 30, 2013, which pertained to purchases of office equipment as a result of moving our offices from Hackensack, New Jersey to Ramsey, New Jersey and licensing software, as well as additional plasma center donor equipment.

Net cash used in investing activities of $83,521 for the nine months ended September 30, 2012, was attributable to computer hardware and software purchases, which were related to the expansion and upgrade of our information technology systems.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled $962,938 for the nine months ended September 30, 2013, which primarily consisted of proceeds from a $1,000,000 loan from Hercules.

Net cash provided by financing activities of $15,812,892 for the nine months ended September 30, 2012, was attributable to the proceeds of $17,287,288 received from the 2012 Financing, net of equity issuance costs of $1,266,495 and the repayment of our notes payable of $200,000.

Liquidity and Capital Resources

Overview

We have had limited revenue from operations and we have incurred cumulative losses of $47.9 million since inception.  We have funded our operations to date primarily from equity investments, loans from a venture debt lender and loans from our primary stockholders.  We received net cash proceeds of approximately $26.5 million in October 2013 from our Initial Public Offering, or IPO; $4.0 million in December 2012 and $1 million in March 2013 from a venture debt lender; and $15.3 million in the 2012 Financing, after the payment of all related expenses which amount does not include the secured promissory notes that were satisfied in exchange for shares of Former ADMA’s common stock in the 2012 Financing.

Based upon our projected revenue and expenditures for 2013, we currently believe that our current cash and cash equivalents as of September 30, 2013, in addition to the net proceeds of $26.5 million we received from the public offering of common stock in October 2013, is anticipated to be sufficient to fund our operations into the first half of 2016.   We estimate that such funds will be sufficient to enable us to achieve marketing approval for RI-002 in the United States at the earliest in the second half of 2015, if at all, and, therefore, we will not be able to generate revenues from the commercialization of RI-002 until the first half of 2016, if at all. Furthermore, if our assumptions underlying our estimated revenues and expenses prove to be wrong, we may have to raise additional capital sooner than anticipated.  Because of numerous risks and uncertainties associated with the research, development and future commercialization of our product candidate, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our anticipated clinical trials and development activities.  Our current estimates may be subject to change as circumstances regarding requirements further develop. We may decide to raise capital through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements.  We do not have any existing commitments for future external funding.  We may seek to sell additional equity or debt securities or obtain a bank credit facility.  The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders.  The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations or other financing alternatives.

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

As of September 30, 2013, we had working capital of $4,626,506, consisting primarily of $5,380,043 of cash and cash equivalents and $1,205,073 of inventories, accounts receivable of $335,091 and prepaid expenses of $223,418, offset primarily by $1,482,643 of accounts payable and $911,130 of accrued expenses.

During January 2012, we received $617,615 from the sale of our State of New Jersey net operating losses through the New Jersey Economic Development Authority program.  We cannot make assurances that such funding will be available for us in the future under this program.

Capitalization

The following table shows, on a pro forma basis, the funds received from our public offering of common stock completed in October 2013:

•	Our cash and cash equivalents and capitalization on September 30, 2013; and

•	Our cash and cash equivalents and capitalization on September 30, 2013, after giving effect to the 3,352,941 shares issued at $8.50 per share and the net proceeds received of $26,499,998.

	September 30, 2013
	Actual	As Adjusted
	(Unaudited)	(Unaudited)

Cash and cash equivalents	$5,380,043	$31,880,041
Long-term debt (excluding debt discount)	$5,000,000	$5,000,000

Stockholders (Deficiency) Equity:
Common stock $.0001 par value 75,000,000 shares
authorized, 5,871,002 shares issued and outstanding,
actual; 9,223,943 shares issued and outstanding, as
adjusted	587	922
Additional paid-in capital	47,199,023	73,698,686
Accumulated deficit	(47,935,366)	(47,935,366)

Total stockholders' (deficiency) equity	(735,756)	25,764,242

Total capitalization	$4,264,244	$30,764,242

Previous Debt Financings

For a description of Former ADMA’s notes, please see “Item 13. Certain Relationships and Related Transactions, and Director Independence – Recent Financings” in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on April 30, 2013.

Future Financing Needs

The net proceeds of $15.3 million from the 2012 Financing and the $5.0 million borrowed under the Hercules Loan Agreement have been used to test plasma donors for RSV titers, collect and procure plasma, manufacture drug product, conduct clinical trial(s), and the remainder for payment of existing accounts payable, general and administrative expenses as well as other business activities and general corporate purposes, including for the payment of accrued expenses and premiums for directors’ and officers’ insurance.  We currently believe that based on our projected revenue and expenditures for 2013, and our current cash and cash equivalents as of September 30, 2013, in addition to the net proceeds of $26.5 million we received from our public offering of common stock in October 2013, is anticipated to be sufficient to fund our operations into the first half of 2016.

Our ability to continue as a going concern will be dependent on our ability to raise additional capital, when needed to fund our research and development and commercial programs and meet our obligations on a timely basis.  If we are unable to successfully raise sufficient additional capital we will likely not have sufficient cash flow and liquidity to fund our business operations, forcing us to delay, discontinue or prevent product development and clinical trial activities or the approval of any of our potential products or curtail our activities and, ultimately, potentially cease operations.  Even if we are able to raise additional capital, such financings may only be available on unattractive terms, or could result in significant dilution of stockholders’ interests and, in such event, the value and potential future market price of our common stock may decline.  In addition, the incurrence of indebtedness would result in increased fixed obligations and could result in covenants that could restrict our operations or other financing alternatives.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued certain accounting pronouncements as of September 30, 2013 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the quarter ended September 30, 2013 or that they will have a significant impact at the time they become effective.

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

While our significant accounting policies are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 6, 2013 and in other filings with the SEC, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

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

For the purpose of valuing options and warrants granted to our employees, non-employees and directors and officers during the nine months ended September 30, 2013, we used the Black-Scholes option pricing model.  We granted options to purchase an aggregate of 25,587 shares of common stock to non-executive employees during the nine months ended September 30, 2013.  To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of our awards.  The expected term of the options granted is in accordance with Staff Accounting Bulletin 107 which is based the average between vesting terms and contractual terms.  The expected dividend yield reflects our current and expected future policy for dividends on our common stock.  The expected stock price volatility for our stock options was calculated by examining historical volatilities for similar publicly traded industry peers, since we do not have any trading history for our common stock.  We will continue to analyze the expected stock price volatility and expected term assumptions as historical data for our common stock becomes available.  We have not experienced forfeitures of stock options and, as such, have not established a forfeiture rate since the stock options currently outstanding are primarily held by our senior management and directors.  We will continue to evaluate the effects of such future potential forfeitures, as they may arise, to evaluate our estimated forfeiture rate.

Research and Development Costs

Our expenses include all research and development costs as incurred including on the disposition plasma and equipment for which there is no alternative future use. Such expenses include costs associated with planning and conducting clinical trials.

Our agreement with Biotest includes the in-license of certain rights to incomplete, in-process technology, the terms of which we expect to finalize by the end of the fourth quarter of 2013. As such, we expect to account for the value of this license as a charge to operations once the terms of the in-license agreement are finalized.

Revenue Recognition

Revenue from the sale of human plasma collected by ADMA BioCenters and plasma-derived medicinal products is recognized at the time of transfer of title and risk of loss to the customer, which usually occurs at the time of shipment. Revenue is recognized at the time of delivery if we retain the risk of loss during shipment. Our revenues are substantially attributed to one customer.  Revenue from license fees and research and development services rendered are recognized as revenue when we have completed the performance obligations under the terms of the license agreement with Biotest.  Deferred revenue of $1.7 million was recorded in the second quarter of 2013 as a result of certain research and development services to be provided in accordance with a license agreement and recognized over the term of the license.

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

The fair value of the warrant was calculated using a lattice-based option model in order to account for features in the warrant that could cause the exercise price to reset (“downround protection”) in the next issuance of our common stock (the next round of equity financing). The key assumptions used to value the warrants included the expected date of the next round of equity financing, volatility of 59% on our common stock based upon similar public companies’ volatilities for comparison, an expected dividend yield of 0.0%, and a term of 10 years. As of December 31, 2012 and June 30, 2013, we recorded $229,345 and $171,590, respectively, as the fair value of the warrant, as warrant liability and as a debt discount to the carrying value of the loan.  As of September 30, 2013, we recorded $168,777 as the fair value of the warrant, as a warrant liability.  As a result of the decrease in the warrant liability during the three and nine months ended September 30, 2013, we recorded a $2,813 and $60,568 change, respectively, in the fair value of warrant liability.  This warrant liability will be adjusted to fair value each reporting period using a lattice-based option model and the debt discount will be amortized to interest expense over the term of the loan. Also, upon full repayment or maturity of the loan, Hercules is due a payment of 2.65% of the loan, or $132,500, which is recorded as deferred financing costs and as a long-term liability. Upon the completion of our public offering of common stock in October 2013, the down round warrant protection feature resulting in the warrant liability’s quarterly “marked-to-market” valuation terminated and, therefore, this liability will be reclassified to additional paid in capital during the fourth quarter of 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements except that we are currently obligated under a ten-year lease agreement for our ADMA BioCenters plasma collection facility. There is a total minimum rent due under the lease of $835,751 through the end of the lease term in September 2018.

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

As of the end of the period covered by this report, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures.  Based on such evaluation of our disclosure controls and procedures, management, including our principal executive officer and principal financial officer, have concluded that our disclosure controls and procedures were effective as of September 30, 2013.

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

 We are subject to certain legal proceedings and claims arising in connection with the normal course of our business. In the opinion of management, there are currently no claims that would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from ADMA Biologics, Inc. Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012,  (iii) Condensed Consolidated Statements of Changes in Stockholders' (Deficiency) Equity for the nine months ended September 30, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.*

_____________

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

ADMA Biologics, Inc.

Date: November 12, 2013	By:	/s/ Adam S. Grossman
		Name:	Adam S. Grossman
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2013	By:	/s/ Brian Lenz
		Name:	Brian Lenz
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from ADMA Biologics, Inc. Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012,  (iii) Condensed Consolidated Statements of Changes in Stockholders' (Deficiency) Equity for the nine months ended September 30, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.*

_____________

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