Form 10-K
period 2013-12-31
ADMA BIOLOGICS, INC.
filed 2014-03-28
CIK 1368514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 000-52120

ADMA BIOLOGICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	56-2590442
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
465 State Route 17, Ramsey, New Jersey	07446
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (201) 478-5552

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class:	Name of each exchange on which registered:
Common stock, par value $0.0001 per share	OTC Bulletin Board (OTCBB) and OTC Markets (OTCQB)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes ☐      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b—2 of the Exchange Act.  (Check one):

☐ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-Accelerated Filer	☒ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of October 17, 2013, was approximately $26.5 million. Such aggregate market value was computed by reference to the closing price of the common equity as reported on the Over-The-Counter Bulletin Board or Quote Board (“OTCBB” or “OTCQB”) on October 17, 2013.  The registrant used October 17, 2013 as the measurement date because that is the date the registrant became a publicly traded company and prior to that time no public market existed for its common equity.

The number of shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding as of March 28, 2014 was 9,291,823.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders or Annual Report on Form 10-K/A, to be filed on or before April 30, 2014, are incorporated by reference into Part III of this Report.

ADMA BIOLOGICS, INC.

Index

Special Note Regarding Forward-Looking Statements

Some of the information in this annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws.  These statements include, among others, statements about:

•	our plans to develop RI-002, including ongoing and planned clinical trials of RI-002, particularly the timing for initiation, enrollment and outcome;

•	the expected timing of and our ability to obtain and maintain regulatory approvals for our product candidates;

•	the expected timing of announcing Phase III data from our clinical study;

•	the expected timing of obtaining a national listing for our common stock;

•	our plans to increase our supplies of plasma;

•	the potential indications for our product candidates;

•	our intellectual property position;

•	our manufacturing capabilities and strategy;

•	our plans relating to manufacturing, supply and other collaborative agreements; and

•	our estimates regarding expenses, capital requirements and needs for additional financing.

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

Index

PART I

Item 1.  Business

Unless the context otherwise requires, references in this Business section to “ADMA,” “ADMA Biologics,” the “Company,” “we,” “us” and “our” refer to ADMA Biologics, Inc., a Delaware  corporation, as well as its subsidiary, ADMA Plasma Biologics, Inc., a Delaware corporation, taken as a whole, and also refer to the operations of ADMA Plasma Biologics, Inc. prior to the merger on February 13, 2012, as discussed below, which resulted in ADMA Plasma Biologics, Inc. becoming our wholly-owned subsidiary. In each case, references to ADMA Biologics, Inc. also include its subsidiary ADMA BioCenters Georgia, Inc., or ADMA BioCenters, a Delaware corporation.

Business of ADMA

Overview

ADMA Biologics is a late stage biopharmaceutical company that develops, manufactures, and intends to market specialty plasma-based biologics for the treatment and prevention of certain infectious diseases. Our targeted patient populations include immune-compromised individuals who suffer from an underlying immune deficiency disorder or who may be immune-suppressed for medical reasons. Our product candidates are intended to be used by physician specialists focused on caring for immune-compromised patients with infectious diseases. RI-002, our lead product candidate, is currently being administered to patients in our pivotal Phase III clinical trial, is intended for the treatment of primary immune deficiency disease, or PIDD. RI-002 is an injectable immune globulin derived from human plasma enriched with high levels of naturally occurring polyclonal antibodies (e.g. streptococcus pneumoniae, H. influenza type B, CMV, measles, tetanus, etc.) as well as high levels of antibodies targeted to respiratory syncytial virus, or RSV. RSV is a common virus that ordinarily leads to mild, cold-like symptoms in healthy adults and children. In high risk groups, such as the immune-compromised, RSV can lead to a more serious infection and may even cause death. Our proprietary microneutralization assay allows us to effectively identify and isolate donor plasma with high-titer RSV antibodies, to standardize RI-002’s potency and thereby potentially garner a premium price.

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

Patient enrollment in our pivotal Phase III clinical trial of RI-002 for the treatment of patients with PIDD began in February 2013 and completed in October 2013. We expect to provide preliminary data from the pivotal Phase III clinical trial during the fourth quarter of 2014. Once data is available, we expect to file a Biologics License Application, or BLA, with the U.S. Food and Drug Administration, or FDA, during the first half of 2015. The FDA could approve our BLA within approximately one year of filing, and potential first commercial sales could occur as early as the first half of 2016. The trial is a single arm study in which patients will be treated approximately once per month for a period of 12 months of treatment plus 90 days for follow up. We have enrolled 59 patients in 9 treatment centers in the United States. The pivotal Phase III primary endpoint follows the published FDA industry guidance, which provides for a reduction in the incidence of serious infections to less than one per year in those receiving IGIV. The secondary endpoint is safety and includes other data collection points including antibody titers for certain agents, including RSV antibody levels at various time points after infusion. Following the FDA’s guidance for our protocol should provide that a successful single Phase III trial and Biological License Application, or BLA, submission should lead to FDA approval. RI-001 was the subject of a Phase II randomized, double-blind, placebo-controlled human clinical trial in RSV-infected, immune-compromised patients. In that trial, RI-001 treated patients demonstrated a statistically significant rise in anti-RSV titers compared to patients receiving placebo. RI-002 is an improved formulation of our prior product candidate RI-001. RI-002 is manufactured using the same FDA-approved contract manufacturing facility as its predecessor. RI-002 has demonstrated improved production yields, an improved stability profile and comparable anti-RSV antibody titer potency relative to the prior formulation.

Index

We have established, qualified and validated a proprietary microneutralization assay for plasma collection and donor screening as well as for determining the appropriate anti-RSV antibody potency for the manufacture of RI-002. Our assay provides for measurement of RSV antibody titer levels of RI-002 that are consistent and reproducible, which we believe is a competitive advantage and a barrier to the entry of competitive products. Our microneutralization assay could serve as a platform for identifying next generation virus-specific plasma based therapeutics.

We operate an FDA-licensed, German Health Authority, or GHA-certified source plasma collection facility, ADMA BioCenters, which provides us with a portion of our blood plasma for the manufacture of RI-002. In June 2013, ADMA BioCenters, received a two-year certification from the GHA. GHA certification allows plasma collected at ADMA BioCenters to be imported into the European Union (EU) and to be purchased and processed by European Plasma Fractionators. A typical plasma collection center, such as ADMA BioCenters, can collect 30,000 to 50,000 liters of source plasma annually, which may be sold for different prices depending upon the type of plasma, quantity of purchase, and market conditions at the time of sale. Plasma collected from ADMA BioCenters that is not used for making RI-002 is sold to customers in the U.S. and Europe under supply agreements or in the open “spot” market. We have entered into long term manufacturing and licensing agreements with Biotest AG and their U.S. subsidiary, Biotest Pharmaceuticals, Inc., together referred to as Biotest, that provide for the exclusive manufacture of RI-002. At the same time, we granted Biotest an exclusive, royalty-bearing license to market and sell RSV antibody-enriched IGIV in Europe and in other selected territories in North Africa and the Middle East.  We have also begun the expansion of our ADMA BioCenters facilities by securing additional rented space to grow our donor and collection screening areas to meet an increase in market demand for source plasma.  We entered into a lease for a second collection center and we expect to commence construction during the first half of 2014.

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

Our mission is to develop and commercialize plasma-derived, human immune globulins targeted to niche immune-compromised patient populations. We intend to accomplish our mission by achieving the following:

•	Complete our pivotal Phase III trial and obtain FDA approval to manufacture and market RI-002 for the treatment of patients with PIDD;
•	Establish a specialty sales force to commercialize RI-002;
•	Explore other possible indications for RI-002;
•	Develop additional plasma-derived products for the treatment of infectious diseases in immunecompromised patient populations; and
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

Index

The key elements of our strategy for achieving this goal are as follows:

•
Obtain FDA approval of RI-002 as a treatment for PIDD.  We have completed patient enrollment in our pivotal Phase III clinical trial for RI-002 for the treatment of PIDD in accordance with the FDA Guidance for Industry.  If the pivotal Phase III trial produces the anticipated safety and efficacy results, we would expect to file a BLA in the first half of 2015 and anticipate potential FDA approval within approximately a year of filing.

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

•
Develop and expand ADMA BioCenters.  In order to generate revenues in advance of RI-002’s commercialization and to control a portion of our raw material plasma supply for RI-002, we formed ADMA BioCenters, a subsidiary that operates a plasma collection facility in Norcross, Georgia.  The facility received its FDA license in August 2011 and GHA certification in June of 2013.  Under FDA license, ADMA BioCenters can collect normal source plasma and high-titer RSV plasma.  We sell a portion of our normal source plasma to buyers in the open “spot” market.  We also plan to use the high-titer RSV plasma collected by ADMA BioCenters in the manufacturing of RI-002.  We may initiate other hyperimmune plasma collection programs at the Norcross facility.  These programs will be initiated during the normal course of business and are expected to cost less than $1 million to implement.  We may also consider growth through the creation and licensing of additional ADMA BioCenters facilities in various regions of the United States.  Additional ADMA BioCenters may allow us to cost-effectively secure additional high-titer RSV plasma for RI-002, and potentially increase revenues through the collection and sale of normal source plasma and other hyperimmune plasma to third parties.  We have also begun the expansion of our ADMA BioCenters facilities by securing additional rented space to grow our donor and collection screening areas to meet an increase in market demand for source plasma.  We have also entered into a new lease for a second collection center and we expect to commence construction during the first half of 2014.

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

Index

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

RI-002, our IGIV product contains polyclonal antibodies against various infectious agents, including antibodies against RSV. RSV is a common respiratory virus that often presents during the winter months.  Nearly all children will have been infected with RSV by three years of age, however, the immune systems of most healthy children prevent significant morbidity and mortality.  Conversely, in patients that are immune-compromised, such as those with PIDD or who have undergone a hematopoietic stem cell or solid organ transplant and may be on immunosuppressive drugs or chemotherapy, RSV infection can be associated with significant morbidity and mortality.  Immune-compromised patients historically have a 5% to 15% rate of RSV infection, and, if left untreated, lower respiratory tract RSV infections in immune-compromised patients can result in a mortality rate of up to 40% of infected patients.  In hematopoietic stem cell transplant, or HSCT, patients, a subset of the immune-compromised patient population with approximately 25,000 transplants being performed annually in the United States, it is estimated that about 25% of patients treated with the current standard of care (aerosolized Ribavirin) will progress to lower respiratory tract infection, or LRTI, while 41% of patients untreated with the current standard of care will progress to LRTI.

The Plasma Industry

Human blood contains a number of components including:

•	Red blood cells – Used to carry oxygen from the lungs to the body;

•	White blood cells – Used by the immune system to fight infection;

•	Platelets – Used for blood clotting; and

•	Plasma – Used to carry the aforementioned components throughout the body and provide support in clotting and immunity.

Index

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

Index

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

In 2011, the worldwide market for plasma-derived therapeutic drug products was approximately $15 billion and the United States market for all plasma-derived products was approximately $5 billion.  IGIV products accounted for approximately $3.5 billion of sales in the United States in 2011.  IGIV products are used to treat primary immune deficiencies, certain autoimmune diseases, and other illnesses for immune-compromised patients and certain neuropathy indications.  New research and data, additional labeled indications, an aging population and emerging countries with new markets are all adding to the worldwide growth of IGIV utilization.

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

From April 2009 through February 2011, RI-001 was also administered to 15 compassionate use patients where physicians requested access to the product for treating their patients with documented lower respiratory tract RSV infections. Serum samples were obtained from 13 patients. Samples showed that patients had a four-fold or greater rise in RSV antibody titers from baseline. Serum samples were not obtained from two patients that received Palivizumab. The drug was well-tolerated in these 15 patients and there were no reports of serious adverse events attributable to RI-001.

Data from our Phase II trial, compassionate use experience and testing of RI-002 in the cotton rat RSV animal model will be presented as an abstract and oral presentation at the upcoming 2013 RSV Vaccines for the World Conference to be held October 14, 2013. The abstract is titled: “Polyclonal human IVIG with standardized high-levels of RSV neutralizing antibodies: A summary of animal and human studies.”

Index

Phase III Clinical Trial

We have completed patient enrollment in our pivotal Phase III clinical trial of RI-002 as a treatment for PIDD in accordance with FDA Guidance for Industry. Our pivotal Phase III clinical study is a single arm, open label study in which patients will be treated approximately once per month for 12 months of treatment plus up to 90 days for safety monitoring and follow up. We intend to treat an aggregate of between 60 and 70 patients in approximately 12 treatment centers in the United States. Dosage will vary by patient and may range from 300mg/kg to 800mg/kg, based on the patient’s current IGIV dose, every 21 to 28 days. The pivotal Phase III study’s primary endpoint is the occurrence of less than a single serious infection per person over 12 months and the secondary endpoint will be safety. We will also include other data collection points, including anti-RSV antibody levels and antibody levels for other agents as well.

Manufacturing and Supply

In order to produce plasma-derived therapeutics that can be administered to patients, raw material plasma is collected from healthy donors at plasma collection facilities licensed by the FDA.  ADMA BioCenters, an FDA-licensed, GHA-certified source plasma collection facility, is our wholly-owned subsidiary and provides us with a portion of our plasma requirements.  By using our proprietary assay, we can identify plasma donors with elevated amounts of RSV antibodies and formulate RI-002 with an appropriate RSV titer level to ensure the final product is standardized to contain high levels of RSV antibodies.  Once source plasma has been collected, it is then fractionated and purified into specialized therapies, which are used by patients who require them.  We have agreements with independent third parties for the sourcing of blood plasma and for the fractionation and purification stages of manufacturing.  The contracts are with well-regarded facilities that are fully licensed to manufacture biologics.  We are dependent upon our third party suppliers for the manufacture of RI-002.  Our principal supplier of source plasma is Biotest AG and their United States subsidiary, Biotest Pharmaceuticals, Inc., together referred to as Biotest.

On December 31, 2012, we entered into a Manufacturing, Supply and License Agreement with Biotest, which replaces a prior agreement that expired on December 31, 2012.  Under the agreement, we agreed to purchase exclusively from Biotest our worldwide requirements of RSV immune globulin manufactured from human plasma containing RSV antibodies.  The term of the agreement is for a period of ten years from January 1, 2013, renewable for two additional five year periods at the agreement of both parties. We are obligated under this agreement to purchase a minimum of at least one lot of product during each calendar year after the finished product is approved by the FDA.  This number is subject to increase at our option.  As consideration for Biotest’s obligations under the agreement, we are obligated to pay a dollar amount per lot of RSV immune globulin manufactured from human plasma containing RSV antibodies, as well as a percentage royalty on the sales thereof and of RI-002, up to a specified cumulative maximum.  The agreement may be terminated by either party (a) by reason of a material breach if the breaching party fails to remedy the breach within 120 days after receiving notice of the breach from the other party, (b) upon bankruptcy, insolvency, dissolution, or winding up of the other party, or (c) if the other party is unable to fulfill its obligations under the agreement for 120 consecutive days or more as a result of (a) or (b) above.

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

Index

On June 22, 2012, we entered into a Plasma Supply Agreement with Biotest for the purchase of normal source plasma from our ADMA BioCenters facility to be used in Biotest's manufacturing.  This agreement was amended on February 25, 2014.  After the initial term, the agreement may be renewed on an annual basis upon the mutual consent of the parties.  In addition to any other remedy it may have, either party has the right to terminate the agreement if the other party fails to remedy any material default in the performance of a material condition or obligation under the agreement following written notice.  In addition, upon giving the appropriate written notice, either party may terminate the agreement upon the occurrence of any of the following events: a proceeding under bankruptcy, reorganization, agreement of debts, insolvency or receivership law is filed by or against the other party, and is not dismissed or stayed, or a receiver or trustee is appointed for all or a substantial portion of the assets of the other party, or the other party makes an assignment for the benefit of its creditors or becomes insolvent.  Neither party can assign the agreement or any of its right or obligations there under without the express written consent of the other party.  However, with notice to the other party, either party without the other party’s consent may assign the agreement to (i) its affiliate, or (ii) a successor to all or substantially all of the assets relating to the business of that party which is involved in the fulfillment of its obligations under the agreement.  Under the agreement, once Biotest applies to the German Health Authority, we must use our best effort to take necessary steps as soon as possible to become compliant with such authority’s regulations and receive its certification.

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

In a license agreement effective December 31, 2012, we granted Biotest an exclusive license to market and sell RSV antibody-enriched IGIV in Europe and in selected countries in North Africa and the Middle East, collectively referred to as the Territory, to have access to our testing services for testing of Biotest’s plasma samples using our proprietary RSV assay, and to reference (but not access) our proprietary information for the purpose of Biotest seeking regulatory approval for the RSV antibody-enriched IGIV in the Territory.  As consideration for the license, Biotest agreed to provide us with certain services at no charge and also compensate us with cash payments upon the completion of certain milestones.  Biotest is also obligated to pay us an adjustable royalty based on a percentage of revenues from the sale of RSV antibody-enriched IGIV in the Territory for 20 years from the date of first commercial sale. Additionally, Biotest has agreed to grant us an exclusive license for marketing and sales in the United States and Canada for Biotest’s Varicella Zoster Immune Globulin, or VZIG, the terms of which we expect to finalize by the end of the first half of 2014.

Index

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

Index

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

Index

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

Index

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

Regulation of ADMA BioCenters

All blood and blood product collection and manufacturing centers which engage in interstate commerce must be licensed by the FDA.  In order to achieve licensure, the organization must submit a BLA and undergo pre-licensure inspection.  ADMA BioCenters has completed these requirements and received its FDA license in August 2011.  In order to maintain the license, the facilities operated by ADMA BioCenters will be inspected at least every two years.  ADMA BioCenters is also required to submit annual reports to the FDA. In order to open our proposed new plasma collection facility, we will be required to seek licensure by the FDA for such facility which may require the expenditure of additional resources, and take an indeterminate period of time.

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

Index

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

Research and Development

ADMA’s expenditures on research and development were approximately $9.3 million and $3.5 million for the fiscal years ended December 31, 2013 and 2012, respectively.

Employees

ADMA Biologics, Inc., together with its subsidiaries ADMA Plasma Biologics, Inc. and ADMA BioCenters, Inc., has 42 full-time employees, as well as additional full-and part-time consultants and temporary staff.   Over the course of the next year, we anticipate hiring additional full-time employees devoted to research and development and general and administrative activities as well as hiring additional staff to the plasma collection center as appropriate.  We intend to use clinical research organizations, or CROs, third parties and consultants to perform our clinical studies and manufacturing and other regulatory affairs and quality control services.

Corporate Information

ADMA Biologics, Inc. (“Former ADMA”) was incorporated in New Jersey on June 24, 2004 and re-incorporated in Delaware on July 16, 2007.   On February 13, 2012, Former ADMA merged (the “Merger”) into a Delaware “blank check” company, which had been incorporated in 2006 and which changed its name to ADMA Biologics, Inc. upon completion of the Merger.   In connection with, and immediately prior to the closing of the Merger, Former ADMA completed a private placement (the “2012 Financing”) of 2,321,723 shares of its common stock at a price per share of $7.56 to accredited investors. In lieu of repayment of senior secured promissory notes in the aggregate principal amount of $250,000 (plus $12,740 in accrued interest), the aggregate amount of unpaid principal and interest on the notes was invested by the holders of such notes in the 2012 Financing in exchange for shares of Former ADMA's common stock.

Index

In connection with the Merger and pursuant to the terms of the related merger agreement, all of the then issued and outstanding shares of Former ADMA’s common stock, including the common stock issued in the 2012 Financing and including the shares of Former ADMA’s Series A preferred stock, which were converted into common stock immediately prior to and as part of the Merger, were automatically exchanged into 5,843,613 shares of common stock, par value $0.0001 per share, which we refer to as our “common stock,” at a 1:1 exchange ratio; all warrants, options and other rights to purchase or acquire shares of Former ADMA's common stock outstanding immediately prior to the Merger, were converted into warrants, options or other rights, as the case may be, to purchase an aggregate of 486,893  shares of our common stock at the same exercise prices.

Immediately prior to the Merger and the transactions described above, (i) 3,386,454 shares of Series A preferred stock of Former ADMA were converted into 14,279,559 shares of Former ADMA's common stock after giving effect to cumulative anti-dilution adjustments and accrued dividends, and 4,835,224 shares of Former ADMA's Series A preferred stock issued in December 2011 upon the conversion of convertible notes were converted into an equal number of shares of Former ADMA's common stock and (ii) the shares of Former ADMA's common stock were reverse split at a ratio of 1-for-6.8 (the “Reverse Split”). The consolidated financial statements were adjusted to give retroactive effect to the Reverse Split.

For accounting purposes, the Merger was accounted for as a reverse acquisition, with Former ADMA as the accounting acquiror (legal acquiree) and now ADMA Biologics, Inc. as the accounting acquiree (legal acquiror), effectively a recapitalization of Former ADMA.

Our executive offices are located at 465 State Route 17, Ramsey, New Jersey.  Our telephone number is (201) 478-5552.

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

Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 1A. Risk Factors

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

Risks Relating to our Business

We have only one product candidate in Phase III clinical development. If we are unable to successfully develop and commercialize this product candidate or experience significant delays in doing so, our business will be materially harmed.

RI-002 is our only product candidate currently in clinical development. We have completed patient enrollment in our pivotal Phase III clinical trial for RI-002. The success of RI-002 and any of our other product candidates will depend on several factors. If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our drug candidates, which would materially harm our business.

Index

We currently generate no revenue from the sale of any products and we may never be able to develop a marketable product. We have invested substantially all of our efforts and financial resources in the development of our human blood plasma platform, the identification of potential product candidates using that platform and the development of our product candidates. Other than with respect to RI-002, our ability to generate revenue from our other product candidates, which we do not expect will occur for many years, if ever, will depend heavily on their successful development and eventual commercialization. The success of those product candidates will depend on several factors, including:

•	successful completion of preclinical studies and clinical trials;
•	receipt of marketing approvals from applicable regulatory authorities;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•	making arrangements with third-party manufacturers for, or establishing, commercial manufacturing capabilities;
•	launching commercial sales of the products, if and when approved, whether alone or in collaboration with others;
•	acceptance of the products, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies;
•	obtaining and maintaining healthcare coverage and adequate reimbursement;
•	protecting our rights in our intellectual property portfolio; and
•	maintaining a continued acceptable safety profile of the drugs following approval.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business.

To date, we have generated limited product revenues and will need to raise additional capital to operate our business, which may not be available on favorable terms, if at all.

To date, we have generated limited revenues. Nearly, all of our revenues to date have been derived from the sale of plasma collected by ADMA BioCenters, as well as our other plasma inventory sales. Unless and until we receive approval from the FDA and other regulatory authorities for our RI-002 product candidate, we will be unable to sell and generate revenues from that product. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from the revenues that may be generated by the sale of plasma collected by ADMA BioCenters, as well as cash on hand and potential future capital raises. While ADMA BioCenters is committed to maintain compliance with all applicable regulations, we cannot assure you that we will be able to retain the FDA-license and GHA certification for our plasma collection center, which we need in order to sell plasma collected by ADMA BioCenters.

Our long term liquidity will be dependent upon on our ability to raise additional capital, to fund our research and development and commercial programs and meet our obligations on a timely basis.  If we are unable to successfully raise sufficient additional capital, we will likely not have sufficient cash flow and liquidity to fund our business operations, forcing us to curtail our activities and, ultimately, potentially cease operations. Even if we are able to raise additional capital, such financings may only be available on unattractive terms, resulting in significant dilution of stockholders’ interests and, in such event, the value and potential future market price of our common stock may decline.

Index

We anticipate that, based upon our projected revenue and expenditures, our current cash and cash equivalents, short term investments, along with the available funds from Hercules Technology Growth Capital, or HTGC, under an existing Loan and Security Agreement, will be sufficient to fund our operations into 2016. If our assumptions underlying our estimated expenses prove to be wrong, we may have to raise additional capital sooner than anticipated, and we currently do not have arrangements to obtain additional financing. Any such financing could be difficult to obtain or only available on unattractive terms and could result in significant dilution of stockholders’ interests. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our business plan and financial performance and could delay, discontinue or prevent product development and clinical trial activities or the approval of any of our potential products. In addition, we could be forced to reduce or forego sales and marketing efforts and forego attractive business opportunities.

We are not currently profitable and may never become profitable.

We have a history of losses and expect to incur substantial losses and negative operating cash flow for the foreseeable future, and we may never achieve or maintain profitability. For the years ended December 31, 2013 and December 31, 2012, we had net losses of $15.5 million and $7.3 million respectively, and from our inception in 2004 through December 31, 2013, we have incurred a net loss of $52.6 million. Even if we succeed in developing and commercializing one or more product candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

•	continue the development and clinical trials for RI-002;
•	seek regulatory approval(s);
•	implement additional internal systems, controls and infrastructure;
•	hire additional personnel; and
•	expansion and build out of our plasma center network.

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

Continuing product development requires additional and extensive clinical testing. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time consuming. We cannot provide any assurance or certainty regarding when we might complete the clinical trial process or submit a Biological License Application, or BLA, for regulatory approval for RI-002 or whether any such BLA will be accepted or approved. We estimate that clinical trials and the regulatory approval process of our product candidate will take between 12 to 18 months to several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

Index

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

Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product candidate claims. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and preclinical testing. The clinical trial process may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay the filing of a BLA with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues. In addition, our clinical trials involve a relatively small patient population. Because of the small sample size, the results of these clinical trials may not be indicative of future results. In addition, certain portions of the clinical trial for RI-002 were performed outside of the United States, and therefore, may not have been performed in accordance with standards normally required by the FDA and other regulatory agencies.

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

Index

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

A single customer accounts for substantially all of our revenues and, therefore, the loss of such customer could have a material adverse effect on our business, results of operations and financial condition.

Substantially all of our revenues are attributed to a single customer, Biotest. Our relationship with Biotest is an arm’s length commercial relationship. The loss of Biotest as a customer or a material change in the revenue generated by Biotest could have a material adverse effect on our business, results of operations and financial condition. Factors that could influence our relationships with our customers include, among other things:

•	our ability to sell our products at prices that are competitive with our competitors;
•	our ability to maintain features and quality standards for our products sufficient to meet the expectations of our customers; and
•	our ability to produce and deliver a sufficient quantity of our products in a timely manner to meet our customers’ requirements.

Additionally, an adverse change in the financial condition of Biotest could have a material adverse effect on our business and results of operations.

Relying exclusively on third parties to manufacture our product candidates exposes us to risks that may delay testing, development, regulatory approval and commercialization of our product candidates.

We have limited experience in manufacturing operations and do not intend to establish our own manufacturing facilities. We lack the resources to manufacture RI-002. Although we have agreements pertaining to the manufacture, supply, storage and distribution of product supplies of RI-002, upon commercialization, it is possible that our manufacturing requirements may exceed the available supply allotments under our existing agreements. We will rely on one or more third-party contractors to manufacture our products. Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

Index

•
we may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA must approve any replacement contractor. This approval would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of FDA approval, if any;

•	third-party manufacturers might be unable to manufacture our products in the volume and of the quality required to meet our clinical and commercial needs, if any;
•
contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products;

•
product manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration, and corresponding state agencies to ensure strict compliance with good manufacturing practice and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards; and

•
if any third-party manufacturer makes improvements in the manufacturing process for our products, we may not own, or may have to share, the intellectual property rights to the innovation. We may be required to pay fees or other costs for access to such improvements.

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

Our current product development portfolio consists primarily of RI-002. We intend to seek to expand our current portfolio through new product development efforts or to in-license or acquire additional products. If we are not successful in developing or acquiring additional products, we will have to depend on our ability to raise capital for, and the successful development and commercialization of, RI-002 and the revenue we may generate from the sale of plasma attributable to the operations of ADMA BioCenters.

Index

Our loan and security agreement with Hercules is subject to acceleration in specified circumstances, which may result in Hercules taking possession and disposing of any collateral.

On December 21, 2012, we entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules Technology Growth Capital, Inc., or Hercules. Under the Loan Agreement we borrowed $5.0 million.  On February 24, 2014 we amended the Loan Agreement whereby Hercules has provided us with an additional $10.0 million of available funding.  Our obligations under the Loan Agreement are secured by a security interest in all of our assets, except for our intellectual property (which is subject to a negative pledge). The Loan Agreement contains customary representations, warranties and covenants, including limitations on acquisitions, dispositions, incurrence of indebtedness and the granting of security interests. Upon the occurrence and during the continuance of any event of default, including upon the occurrence of any event deemed to result in a material adverse event, Hercules may, and at the written request of the requisite lenders shall, terminate the commitments under the facilities and declare any or all of the obligations to be immediately due and payable, without demand or notice to us. However, any event of default relating to timely payment of debts, insolvency, liquidation, bankruptcy or similar events will result in automatic acceleration. Among the remedies available to Hercules in case of an event of default are the taking possession and disposition of any collateral under the Loan Agreement.

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

We do not own any issued patents and we do not have any patent applications currently pending relating to our primary product candidate. Rather, we rely exclusively on a combination of trade secrets and nondisclosure and non-competition agreements to protect our proprietary intellectual property, and we will continue to do so. There can be no assurance that our trade secret policies and practices or other agreements will adequately protect our intellectual property. The processes, systems, and/or security measures we use to preserve the integrity and confidentiality of our data and trade secrets may be breached, and we may not have adequate remedies as a result of any such breaches. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. There can be no assurance that the confidentiality, nondisclosure and non-competition agreements with employees, consultants and other parties with access to our proprietary information to protect our trade secrets, proprietary technology, processes and other proprietary rights, or any other security measures relating to such trade secrets, proprietary technology, processes and proprietary rights, will be adequate, will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third parties will not otherwise gain access to our trade secrets or proprietary knowledge. To the extent that our consultants, contractors or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Index

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

Our success will depend on the expansion of our operations and the effective management of our growth, which will place a significant strain on our management and on our administrative, operational and financial resources. To manage this growth, we must expand our facilities, augment our operational, financial and management systems and hire and train additional qualified personnel. If we are unable to manage our growth effectively, our business could be harmed.

The loss of one or more key members of our management team could adversely affect our business.

Our performance is substantially dependent on the continued service and performance of our management team, who have extensive experience and specialized expertise in our business. In particular, the loss of Adam S. Grossman, our President and CEO, could adversely affect our business and operating results. We do not have “key person” life insurance policies for any members of our management team. We have employment agreements with each of our executive officers, however, the existence of an employment agreement does not guarantee retention of members of our management team and we may not be able to retain those individuals for the duration of or beyond the end of their respective terms.

Index

If we are unable to hire additional qualified personnel, our ability to grow our business may be harmed.

We will need to hire additional qualified personnel with expertise in finance and accounting, clinical research and testing, government regulation, formulation and manufacturing and sales and marketing. In particular, over the next 12 months, we expect to hire up to 8 new employees devoted to medical and scientific affairs, regulatory affairs, quality control, financial services, and general and operational management. We expect that the hiring of such additional personnel will increase our annual expenditures by approximately $1.5 million or more. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for such individuals is intense, and we cannot assure you that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success and any failure to do so successfully may have a material adverse effect on us.

We currently collect human blood plasma at a single location and, if we cannot obtain FDA approval for our second location, our ability to collect sufficient human blood plasma will be significantly affected.

We intend to seek FDA approval of our second facility for the collection of human blood plasma. This facility will be subject to FDA inspections and extensive regulation, including compliance with current good manufacturing practices and FDA approval. Failure to comply may result in enforcement action, which may significantly delay or suspend our operations.

The construction and operation of our plasma collection center in Marietta, Georgia may stretch management time and resources and may impact our facility in Norcross, Georgia.

We have commenced construction of our plasma collection center in Marietta, Georgia, which we plan to open in 2014. The development and construction of our new plasma collection center in Marietta, Georgia may divert management resources from our existing plasma collection center in Norcross, Georgia. Management's inability to devote sufficient time and attention to our existing plasma collection center in Norcross, Georgia may delay its construction or opening. Any delay caused by such circumstances could have a negative effect on our business and operations. In addition, although we intend to construct our new plasma collection center in Marietta, Georgia with minimal impact on our existing plasma collection center in Norcross, Georgia, the construction may disrupt the operations of our existing plasma collection center in Norcross, Georgia and it may not be implemented as planned. Therefore, the construction of our new plasma collection center in Marietta, Georgia may adversely impact the business and operations of our existing plasma collection center in Norcross, Georgia.

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

Index

For example, under the Anti-Kickback Law, and similar state laws and regulations, even common business arrangements, such as discounted terms and volume incentives for customers in a position to recommend or choose products for patients, such as physicians and hospitals, can result in substantial legal penalties, including, among others, exclusion from the Medicare and Medicaid programs, and arrangements with referral sources must be structured with care to comply with applicable requirements. Also, certain business practices, such as consulting fees to healthcare providers, sponsorship of educational or research grants, charitable donations, interactions with healthcare providers that prescribe products for uses not  approved by the FDA and financial support for continuing medical education programs, must be conducted within narrowly prescribed and controlled limits to avoid any possibility of wrongfully influencing healthcare providers to prescribe or purchase particular products or as a reward for past prescribing. Under the Patient Protection and Affordable Care Act and the companion Health Care and Education Reconciliation Act, which together are referred to as the healthcare reform law, such payments by pharmaceutical manufacturers to United States healthcare practitioners and academic medical centers must be publicly disclosed. A number of states have similar laws in place. Additional and stricter prohibitions could be implemented by federal and state authorities. Where such practices have been found to be improper incentives to use such products, government investigations and assessments of penalties against manufacturers have resulted in substantial damages and fines. Many manufacturers have been required to enter into consent decrees or orders that prescribe allowable corporate conduct. Failure to satisfy requirements under the Federal Food, Drug, and Cosmetic Act can also result in penalties, as well as requirements to enter into consent decrees or orders that prescribe allowable corporate conduct. In addition, while regulatory authorities generally do not regulate physicians’ discretion in their choice of treatments for their patients, they do restrict communications by manufacturers on unapproved uses of approved products or on the potential safety and efficacy of unapproved products in development. Companies in the United States, Canada and the European Union cannot promote approved products for other indications that are not specifically approved by the competent regulatory authorities (e.g., FDA in the United States), nor can companies promote unapproved products. In limited circumstances, companies may disseminate to physicians information regarding unapproved uses of approved products or results of studies involving investigational products. If such activities fail to comply with applicable regulations and guidelines of the various regulatory authorities, we may be subject to warnings from, or enforcement action by, these authorities. Furthermore, if such activities are prohibited, it may harm demand for our products. Promotion of unapproved drugs or devices or unapproved indications for a drug or device is a violation of the Federal Food, Drug, and Cosmetic Act and subjects us to civil and criminal sanctions. Furthermore, sanctions under the Federal False Claims Act have recently been brought against companies accused of promoting off-label uses of drugs, because such promotion induces the use and subsequent claims for reimbursement under Medicare and other federal programs. Similar actions for off-label promotion have been initiated by several states for Medicaid fraud. The healthcare reform law significantly strengthened provisions of the Federal False Claims Act, Medicare and Medicaid Anti-Kickback provisions, and other health care fraud provisions, leading to the possibility of greatly increased qui tam suits by relators for perceived violations. Violations or allegations of violations of the foregoing restrictions could materially and adversely affect our business. We may be required to report detailed pricing information, net of included discounts, rebates and other concessions, to the Centers for Medicare & Medicaid Services, or CMS, for the purpose of calculating national reimbursement levels, certain federal prices and certain federal and state rebate obligations.

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

Index

In addition, some countries, particularly the countries of the European Union, regulate the pricing of prescription pharmaceuticals. In these countries, pricing discussions with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of their product candidate to other available therapies. Such trials may be time-consuming and expensive, and may not show an advantage in efficacy for our products. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, in either the United States or the European Union, we could be adversely affected. Also, under the United States Foreign Corrupt Practices Act, or FCPA, the United States has increasingly focused on regulating the conduct by United States businesses occurring outside of the United States, generally prohibiting remuneration to foreign officials for the purpose of obtaining or retaining business. To enhance compliance with applicable health care laws, and mitigate potential liability in the event of noncompliance, regulatory authorities, such as the United States Health and Human Services Department Office of Inspector General, or OIG, have recommended the adoption and implementation of a comprehensive health care compliance program that generally contains the elements of an effective compliance and ethics program described in Section 8B2.1 of the United States Sentencing Commission Guidelines Manual. Increasing numbers of United States-based pharmaceutical companies have such programs. In the future, we may need to adopt healthcare compliance and ethics programs that would incorporate the OIG’s recommendations, and train our applicable employees in such compliance. Such a program may be expensive and may not assure that we will avoid compliance issues.

Our manufacturing processes are complex and involve biological intermediates that are susceptible to contamination.

Plasma is a raw material that is susceptible to damage and contamination and may contain human pathogens, any of which would render the plasma unsuitable as raw material for further manufacturing. For instance, improper storage of plasma, by us or third-party suppliers, may require us to destroy some of our raw material. If unsuitable plasma is not identified and discarded prior to the release of the plasma to the manufacturing process, it may be necessary to discard intermediate or finished product made from that plasma or to recall any finished product released to the market, resulting in a charge to cost of goods sold. The manufacture of our plasma products is an extremely complex process of fractionation, purification, filling and finishing. Our products can become non-releasable or otherwise fail to meet our stringent specifications or regulatory agencies’ specifications through a failure in one or more of these process steps. We may detect instances in which an unreleased product was produced without adherence to our manufacturing procedures or plasma used in our production process was not collected or stored in a compliant manner consistent with our current Good Manufacturing Practices, or cGMP, or other regulations. Such an event of noncompliance would likely result in our determination that the implicated products should not be released and therefore should be destroyed. Once manufactured, our plasma-derived products must be handled carefully and kept at appropriate temperatures. Our failure, or the failure of third parties that supply, ship or distribute our products, to properly care for our products may require that those products be destroyed. Even if handled properly, biologics may form or contain particulates or have other issues or problems after storage which may require products to be destroyed or recalled. While we expect to write off small amounts of work-in-progress in the ordinary course of business due to the complex nature of plasma, our processes and our products, unanticipated events may lead to write-offs and other costs materially in excess of our expectations and the reserves we have established for these purposes. Such write-offs and other costs could cause material fluctuations in our profitability.

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

Index

Our ability to continue to produce safe and effective products depends on the safety of our plasma supply and manufacturing processes against transmittable diseases.

Despite overlapping safeguards, including the screening of donors and other steps to remove or inactivate viruses and other infectious disease causing agents, the risk of transmissible disease through blood plasma products cannot be entirely eliminated. For example, since plasma-derived therapeutics involves the use and purification of human plasma, there has been concern raised about the risk of transmitting human immunodeficiency virus, or HIV, prions, West Nile virus, H1N1 virus or “swine flu” and other blood-borne pathogens through plasma-derived products. There are also concerns about the future transmission of H5N1 virus, or “bird flu.” In the 1980s, thousands of hemophiliacs worldwide were infected with HIV through the use of contaminated Factor VIII. Other producers of Factor VIII, though not us, were defendants in numerous lawsuits resulting from these infections. New infectious diseases emerge in the human population from time to time. If a new infectious disease has a period during which time the causative agent is present in the bloodstream but symptoms are not present, it is possible that plasma donations could be contaminated by that infectious agent. Typically, early in an outbreak of a new disease, tests for the causative agent do not exist. During this early phase, we must rely on screening of donors (e.g., for behavioral risk factors or physical symptoms) to reduce the risk of plasma contamination. Screening methods are generally less sensitive and specific than a direct test as a means of identifying potentially contaminated plasma units. During the early phase of an outbreak of a new infectious disease, our ability to manufacture safe products would depend on the manufacturing process’ capacity to inactivate or remove the infectious agent. To the extent that a product’s manufacturing process is inadequate to inactivate or remove an infectious agent, our ability to manufacture and distribute that product would be impaired. If a new infectious disease were to emerge in the human population, the regulatory and public health authorities could impose precautions to limit the transmission of the disease that would impair our ability to procure plasma, manufacture our products or both. Such precautionary measures could be taken before there is conclusive medical or scientific evidence that a disease poses a risk for plasma-derived products. In recent years, new testing and viral inactivation methods have been developed that more effectively detect and inactivate infectious viruses in collected plasma. There can be no assurance, however, that such new testing and inactivation methods will adequately screen for, and inactivate, infectious agents in the plasma used in the production of our products.

We could become supply-constrained and our financial performance would suffer if we cannot obtain adequate quantities of FDA-approved source plasma with proper specifications.

In order for plasma to be used in the manufacturing of our products, the individual centers at which the plasma is collected must be licensed by the FDA, and approved by the regulatory authorities of any country in which we may wish to commercialize our products. When we open a new plasma center, and on an ongoing basis after licensure, it must be inspected by the FDA for compliance with cGMP and other regulatory requirements. An unsatisfactory inspection could prevent a new center from being licensed or risk the suspension or revocation of an existing license. We do not and will not have adequate source plasma to manufacture RI-002. Therefore, we are reliant on purchasing normal source plasma to manufacture RI-002. We can give no assurances that normal source plasma will be available to us on commercially reasonable terms or at all. In order to maintain a plasma center’s license, its operations must continue to conform to cGMP and other regulatory requirements. In the event that we determine that plasma was not collected in compliance with cGMP, we may be unable to use and may ultimately destroy plasma collected from that center, which would be recorded as a charge to cost of goods. Additionally, if non-compliance in the plasma collection process is identified after the impacted plasma has been pooled with compliant plasma from other sources, entire plasma pools, in-process intermediate materials and final products could be impacted. Consequently, we could experience significant inventory impairment provisions and write-offs which could adversely affect our business and financial results. We plan to increase our supplies of plasma for use in the manufacturing processes through increased collections at our existing and new plasma collection centers in Norcross, Georgia and Marietta, Georgia, respectively. This strategy is dependent upon our ability to successfully integrate and develop our new center, obtain FDA approval for our new unlicensed plasma centers, to maintain a cGMP compliant environment in both plasma centers and to expand production and attract donors to both centers. There is no assurance that the FDA will inspect and license our unlicensed plasma collection centers in a timely manner consistent with our production plans. If we misjudge the readiness of a center for an FDA inspection, we may lose credibility with the FDA and cause the FDA to more closely examine all of our operations. Such additional scrutiny could materially hamper our operations and our ability to increase plasma collections. Our ability to expand production and increase our plasma collection centers to more efficient production levels may be affected by changes in the economic environment and population in selected regions where ADMA BioCenters operates its current or future plasma centers, by the entry of competitive plasma centers into regions where ADMA BioCenters operates such centers, by misjudging the demographic potential of individual regions where ADMA BioCenters expects to expand production and attract new donors, by unexpected facility related challenges, or by unexpected management challenges at selected plasma centers.

Index

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

As a result of the March 2010 adoption of the healthcare reform law in the United States, substantial changes are being made to the current system for paying for healthcare in the United States, including programs to extend medical benefits to millions of individuals who currently lack insurance coverage. The changes contemplated by the healthcare reform law are subject to rule-making and implementation timelines that extend for several years, and this uncertainty limits our ability to forecast changes that may occur in the future. However, implementation has already begun with respect to certain significant cost-saving measures under the healthcare reform law, for example with respect to several government healthcare programs that may cover the cost of our future products, including Medicaid, Medicare Parts B and D, and these efforts could have a materially adverse impact on our future financial prospects and performance. For example, with respect to Medicaid, in order for a manufacturer’s products to be reimbursed by federal funding under Medicaid, the manufacturer must enter into a Medicaid rebate agreement with the Secretary of the United States Department of Health and Human Services, and pay certain rebates to the states based on utilization data provided by each state to the manufacturer and to CMS, and pricing data provided by the manufacturer to the federal government. The states share this savings with the federal government, and sometimes implement their own additional supplemental rebate programs. Under the Medicaid drug rebate program, the rebate amount for most branded drug products was previously equal to a minimum of 15.1% of the Average Manufacturer Price, or AMP, or the AMP less Best Price, whichever is greater. Effective January 1, 2010, the healthcare reform law generally increases the size of the Medicaid rebates paid by manufacturers for single source and innovator multiple source (brand name) drug product from a minimum of 15.1% to a minimum of 23.1% of the AMP, subject to certain exceptions, for example, for certain clotting factors, the increase is limited to a minimum of 17.1% of the AMP. For non-innovator multiple source (generic) products, the rebate percentage is increased from a minimum of 11.0% to a minimum of 13.0% of AMP.  In 2010, the healthcare reform law also newly extended this rebate obligation to prescription drugs covered by Medicaid managed care organizations. These increases in required rebates may adversely affect our future financial prospects and performance. The healthcare reform law also creates new rebate obligations for our products under Medicare Part D, a partial, voluntary prescription drug benefit created by the United States federal government primarily for persons 65 years old and over. The Part D drug program is administered through private insurers that contract with CMS. Beginning in 2011, the healthcare reform law generally requires that in order for a drug manufacturer’s products to be reimbursed under Medicare Part D, the manufacturer must enter into a Medicare Coverage Gap Discount Program agreement with the Secretary of the United States Department of Health and Human Services, and reimburse each Medicare Part D plan sponsor an amount equal to 50% savings for the manufacturer’s brand name drugs and biologics which the Part D plan sponsor has provided to its Medicare Part D beneficiaries who are in the “donut hole” (or a gap in Medicare Part D coverage for beneficiaries who have expended certain amounts for drugs). The Part D plan sponsor is responsible for calculating and providing the discount directly to its beneficiaries and for reporting these amounts paid to CMS’s contractor, which notifies drug manufacturers of the rebate amounts it must pay to each Part D plan sponsor. The rebate requirement could adversely affect our future financial performance, particularly if contracts with Part D plans cannot be favorably renegotiated or the Part D plan sponsors fail to accurately calculate payments due in a manner that overstates our rebate obligation. The healthcare reform law also introduced a biosimilar pathway that will permit companies to obtain FDA approval of generic versions of existing biologics based upon reduced documentation and data requirements deemed sufficient to demonstrate safety and efficacy than are required for the pioneer biologics. The new law provides that a biosimilar application may be submitted as soon as 4 years after the reference product is first licensed, and that the FDA may not make approval of an application effective until 12 years after the reference product was first licensed. With the likely introduction of biosimilars in the United States, we expect in the future to face greater competition from biosimilar products, including a possible increase in patent challenges. The FDA has reported meeting with sponsors who are interested in developing biosimilar products, and is developing regulations to implement the abbreviated regulatory review pathway. Regarding access to our products, the healthcare reform law established and provided significant funding for a Patient-Centered Outcomes Research Institute to coordinate and fund Comparative Effectiveness Research, or CER. While the stated intent of CER is to develop information to guide providers to the most efficacious therapies, outcomes of CER could influence the reimbursement or coverage for therapies that are determined to be less cost-effective than others. Should any of our products be determined to be less cost effective than alternative therapies, the levels of reimbursement for these products, or the willingness to reimburse at all, could be impacted, which could materially impact our future financial prospects and results.

Index

Developments in the worldwide economy may adversely impact our business.

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

We are a clinical stage company and our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by similarly situated companies. We have generated net losses in all periods since our inception in June 2004 including losses of approximately $15.5 million and $7.3 million for the years ended December 31, 2013 and 2012, respectively.  We have an accumulated deficit of $52.6 million since inception. We expect to make substantial expenditures and incur increasing operating costs in the future and our accumulated deficit will increase significantly as we expand development and clinical trial activities for our product candidates. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Because of the risks and uncertainties associated with product development, we are unable to predict the extent of any future losses, whether we will ever generate significant revenues or if we will ever achieve or sustain profitability.

Index

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, curtail or eliminate one or more of our research and development programs or commercialization efforts.

Our operations have consumed substantial amounts of cash since inception. During the years ended December 31, 2013 and 2012, we incurred research and development expenses of approximately $9.3 million and $3.5 million. We expect to continue to spend substantial amounts on product development, including conducting clinical trials for our product candidates and purchasing clinical trial materials from our suppliers. We anticipate that, based upon our projected revenue and expenditures, our current cash and cash equivalents, short term investments, along with the additional funds made available by Hercules under our existing Loan Agreement will be sufficient to fund our operations into 2016. We have based this estimate, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Until such time, if ever, as we can generate a sufficient amount of product revenue and achieve profitability, we expect to seek to finance future cash needs through equity or debt financings or corporate collaboration and licensing arrangements. Other than the Loan Agreement with Hercules and this offering, we currently have no agreements relating to any of these types of transactions and we cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital, we will have to delay, curtail or eliminate our product development, including conducting clinical trials for our product candidates and purchasing clinical trial materials from our suppliers.

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

Our cash and cash equivalents and short term investments could be adversely affected if the financial institutions in which we hold our cash and cash equivalents and short term investments fail.

We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation, or FDIC, insurance limit. While we monitor daily the cash balances in the operating accounts and adjust the balances as appropriate, these balances could be impacted, and there could be a material adverse effect on our business, if one or more of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial and credit markets.

If we fail to maintain proper and effective internal controls over financial reporting in the future, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors’ views of us and, as a result, the value of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related rules, or SOX, beginning with the annual report for the year ended December 31, 2012, our management is required to report on the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Securities Exchange Act of 1934, or the Exchange Act, we have been required to upgrade, and may need to implement further upgrades to our systems, including information technology, implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff.

Index

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

Almost all of our 9,291,823 outstanding shares of common stock, as well as a substantial number of shares of our common stock underlying outstanding warrants, are available for sale in the public market, either pursuant to Rule 144 under the Securities Act or an effective registration statement. Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, may adversely impact the price of our common stock.

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

Our affiliates control the majority of our shares of common stock. Provisions in our certificate of incorporation, our by-laws and Delaware law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.

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

Index

•	the inability of stockholders to call special meetings; and
•
the ability of our Board of Directors to designate the terms of and issue new series of preferred stock without stockholder approval, which could include the right to approve an acquisition or other change in our control or could be used to institute a rights plan, also known as a poison pill, that would work to dilute the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our Board of Directors.  The classification of our board of directors and limitation on filling of vacancies could make it more difficult for a third party to acquire, or discourage a third party from seeking to acquire, control of our company.

In addition, Section 203 of the Delaware General Corporation Law prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years, has owned 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.  The existence of the forgoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.  Our directors and executive officers and their affiliates beneficially own approximately 65% of the outstanding shares of common stock.

Our common stock is quoted on the OTCQB, which may limit the liquidity and price of our common stock more than if our common stock was quoted or listed on a national securities exchange.

Our common stock is currently quoted on the OTCQB, an inter-dealer automated quotation system for equity securities not listed on a national securities exchange. Quotation of our common stock on the OTCQB may limit the liquidity and price of our common stock more than if our common stock was quoted or listed on a national securities exchange. The effects of not being able to list our securities on a national exchange include:

•	limited release of the market price of our securities;
•	limited news coverage;
•	limited interest by investors in our securities;
•	limited trading volume;
•	volatility of our common stock price due to low trading volume;
•	increased difficulty in selling our securities in certain states due to "blue sky" restrictions; and
•	limited ability to issue additional securities or to secure additional financing.

We may not be successful in our plans to have our common stock listed on a national securities exchange.

We plan to seek to list our common stock on the NASDAQ Stock Market or another national securities exchange. However, we may not be successful in doing so and cannot assure you that our common stock will be listed on a national securities exchange. Even though our common stock is quoted for sale on the OTC Bulletin Board, an investor may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock than would be the case if and when our common stock is listed on the NASDAQ Stock Market or another national securities exchange. We do not currently meet the initial listing standards of any national securities exchange. We cannot assure you that we will be able to meet the initial listing standards of any national securities exchange, or, if we do meet such initial listing standards, that we will be able to maintain any such listing.

Because the Company had merged into a “blank check” company, it is generally not eligible (subject to certain exceptions) to list its, securities on the NASDAQ stock market until its common stock has traded for 12 months. The Company intends to file a listing application at such time. No assurances can be given that the Company will satisfy the other listing requirement of the NASDAQ at such time, that NASDAQ will accept the Company’s common stock for trading, or that if it is accepted, that any significant trading market will develop. The Company may or may not qualify for such uplisting and no guarantees or automatic changes in the Company’s listing status should be expected.

Index

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

We may take advantage of this extended transition period until the first to occur of the date that we (i) are no longer an “emerging growth company” or (ii) affirmatively and irrevocably opt out of this extended transition period. We could be an emerging growth company for up to five years after the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act, with such fifth anniversary occurring in 2018. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1 billion or we issue more than $1  billion of non-convertible debt in any three-year period, we would cease to be an emerging growth company prior to the end of such five-year period.

We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. Until the date that we are no longer an “emerging growth company” or affirmatively and irrevocably opt out of the exemption provided by Securities Act Section 7(a)(2)(B), upon issuance of a new or revised accounting standard that applies to our financial statements and that has a different effective date for public and private companies, we will disclose the date on which adoption is required for nonemerging growth companies and the date on which we will adopt the recently issued accounting standard. As an emerging growth company, we are also exempt from the requirement to have our independent auditors provide an attestation report on our internal control over financial reporting.

We cannot predict if investors will find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result of any choice we make to reduce disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

Item 1B.   Unresolved Staff Comments

Not Applicable.

Item 2.   Properties

Our executive offices are located in approximately 4,200 square feet of space at 465 State Route 17, Ramsey, New Jersey.  Our telephone number is (201) 478-5552.  Currently we operate under a Shared Services Agreement with Areth, LLC for the office, warehouse space and certain related services and have the ability to cancel this agreement upon 30 days’ notice.  Areth, LLC is a company controlled by Dr. Jerrold B. Grossman, our Vice Chairman, and we pay monthly fees for the use of such office space and for other information technology, general warehousing and administrative services.  Rent under the shared services agreement is $8,037 per month.

ADMA BioCenters’ facilities are located at 6290 Jimmy Carter Boulevard, Suite 208, Norcross, Georgia and in Marietta, Georgia.  The combined facilities have a total of approximately 28,000 square feet of space for approximately $30,000 per month rent.  The Norcross, Georgia lease expires on September 30, 2023, and the Marietta, Georgia lease expires on January 31, 2024.

Item 3.  Legal Proceedings

We are not party to any material legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

Index

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are quoted for trading on the OTC Bulletin Board (OTCBB) and the OTC Markets (OTCQB) under the symbol "ADMA."  As of the date of this Annual Report, we had 7 shareholders of record.

We plan to seek to list our common stock on the NASDAQ Stock Market or another national securities exchange. However, we may not be successful in doing so and cannot assure you that our common stock will be listed on a national securities exchange. Even though our common stock is quoted for sale on the OTC Bulletin Board, an investor may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock than would be the case if and when our common stock is listed on the NASDAQ Stock Market or another national securities exchange. We do not currently meet the initial listing standards of any national securities exchange. We cannot assure you that we will be able to meet the initial listing standards of any national securities exchange, or, if we do meet such initial listing standards, that we will be able to maintain any such listing.

We have been a public reporting company since February 13, 2012 and a publicly traded company since October 17, 2013, on the OTC Bulletin Board (OTCBB) and the OTC Markets (OTCQB) under the symbol “ADMA.”  The following table sets forth the high and low sales prices for our common stock for the periods indicated as report by the OTC Bulletin Board:

Fiscal Year 2013	High	Low
Fourth Quarter	$9.15	$6.52

 Holders

As of March 26, 2014, there were 7 record holders of our common stock and we anticipate that we have in excess of 300 beneficial stockholders.

Registration Rights

In connection with the 2012 Financing and the Merger, we agreed, pursuant to a registration rights agreement (the “Registration Rights Agreement”), to register on a registration statement (the “Investor Registration Statement”) the resale of the shares of common stock issued in the Merger in exchange for the shares of common stock issued in the 2012 Financing and the shares of common stock owned by our pre-Merger stockholders, as well as the resale of the shares of common stock issuable upon exercise of the warrants issued to the placement agent and its designees in the Merger in exchange for the placement agent warrants to purchase 111,587 shares of common stock of the Company.  Such registration statement was declared effective on August 13, 2012.

We refer to the securities, the resale of which is required to be registered on the Investor Registration Statement, as the “Registrable Securities.”  If, among other events, the Investor Registration ceases to remain effective for more than 10 consecutive trading days or any 15 trading days during any 12-month period, we are required to pay in cash to the investors in the 2012 Financing an amount per month equal to one percent of the investors’ subscription amount for Registrable Securities still held by the investors, until the Investor Registration Statement is filed, declared effective or continues to be effective (as the case may be).  This payment is subject to a maximum of (i) one percent of the investors’ subscription amount for Registrable Securities still held by the investors if we are diligently using our best efforts to have the Investor Registration Statement declared effective and the delays associated with the effectiveness of the Investor Registration Statement are the result of either continuing comments from or delays in reviewing by the SEC and (ii) ten percent of the investors’ subscription amount for Registrable Securities still held by the investors in all other cases. In connection with the 2013 public offering of our shares, our stockholders waived the requirement to keep such registration statement current. We intend to file a post-effective amendment to such registration statement shortly.

Index

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

Under the terms of the securities purchase agreement entered into in connection with the 2012 Financing, we are obligated to cause securities to be delivered to non-affiliates without any restrictive legends if the resale of such securities has been registered, such securities have been sold pursuant to Rule 144 or, in certain circumstances, if such securities are eligible for sale under Rule 144.  If we fail to do so, we are obligated to pay to the investor, for each $1,000 of shares, $1.00 per trading day, increasing to $2.00 per trading day five trading days after such damages have begun to accrue, until unrestricted certificates are delivered.  In addition, if the Company fails to satisfy the current public information requirement under Rule 144(c), then the Company is obligated to pay to an investor, for any delay in or reduction of its ability to sell the securities, an amount equal to 1% of the aggregate subscription amount of such investor’s securities on the date of such current public information failure and on every 30th day thereafter (prorated for shorter periods) until the failure is cured or public information is no longer required for a Rule 144 sale.

Dividend Policy

We have never paid any cash dividends on our capital stock.  We anticipate that we will retain earnings, if any, to support operations and to finance the growth and development of our business.  In addition, the terms of existing and future debt agreements may preclude us from paying dividends.  Therefore, we do not expect to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	826,995	$6.90	76,229

Equity compensation plans not approved by security holders	-	$-	-

Total	826,995	$6.90	76,229

Index

Recent Sales of Unregistered Securities

On December 21, 2012, ADMA and its subsidiaries entered into the Loan Agreement with Hercules.   Under the Loan Agreement, ADMA has borrowed $5.0 million.  In connection with the Loan Agreement, ADMA issued to Hercules a warrant to purchase 31,750 shares of common stock with an exercise price of $7.56, subject to customary anti-dilution adjustments.  On February 24, 2014, ADMA and its subsidiaries amended the Loan Agreement with Hercules, which provides for an additional $10 million of funding, along with additional warrants to Hercules of 34,800 shares of common stock of the Company (and a warrant for an additional 23,200 shares of common stock if the Company borrows an additional $5.0 million with an exercise price set at the lower of (i) $7.50 per share or (ii) the price per share of the next round of financing over the next twelve months, subject to customary anti-dilution adjustments The warrant expires after 10 years and has piggyback registration rights with respect to the shares of common stock underlying the warrant.

 The issuance of the warrants was not registered under the Securities Act.  No general solicitation or advertising was used in connection with the issuance.  In making the issuance to an accredited investor without registration under the Securities Act, the Company relied upon the exemption from registration contained in Section 4(2) of the Securities Act and/or Regulation D thereunder.

Item 6.    Selected Financial Data

Not applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Financial Operations Overview

Revenues

Since inception, we have generated approximately $5 million of revenue.  Revenue for the year ended December 31, 2013 is comprised of $3,023,503 from the product sale of normal source human plasma collected at our plasma collection center and plasma-derived medicinal products and $44,074 of license revenues attributed to the out-licensing of RI-002 to Biotest AG to market and sell in Europe and selected countries in North Africa and the Middle East.  In exchange, Biotest Pharmaceuticals Corporation, or Biotest, a subsidiary of Biotest AG, has provided us with certain services in accordance with the related license agreement and is obligated to pay us certain milestone payments in the future if such milestones are achieved.  Revenue is recognized at the time of transfer of title and risk of loss to the customer, which usually occurs at the time of shipment; however, revenue is recognized at the time of delivery if we retain the risk of loss during shipment.

Our revenues are substantially attributed to one customer.  Revenue from license fees and research and development services rendered are recognized as revenue when we have completed the performance obligations under the terms of the license agreement with Biotest.  Deferred revenue of $1.7 million was recorded in the second quarter of 2013 as a result of certain research and development services to be provided in accordance with a license agreement and is recognized over the term of the license.  Deferred revenue is amortized for a period of approximately 20 years, the term of the license agreement.

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

The process of conducting pre-clinical studies and clinical trials necessary to obtain FDA approval is costly and time consuming.  The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, the quality of the product candidate’s early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability.  As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates.  Development timelines, probability of success and development costs vary widely.  R&D expense for the year ended December 31, 2013 increased significantly compared to the year ended December 31, 2012, due to fully enrolling our pivotal Phase III clinical study by the end of 2013 and manufacturing services as provided by Biotest under our license agreement with them.  We expect that our R&D expense will increase throughout 2014, primarily attributable to the further development of RI-002 and our related clinical Phase III program.

General and Administrative Expense

General and administrative, or G&A expense, consists of rent, maintenance and utilities, insurance, wages, stock-based compensation and benefits for senior management and staff unrelated to R&D, legal fees, accounting and auditing fees, information technology, travel and other expenses related to the general operations of the business.  G&A expense for the current year also includes a write-off of deferred financing fees related to our financing.  We expect that our G&A expense will continue to increase in 2014 as a result of operating as a publicly traded company as a result of increased listing fees of our common stock and the hiring of additional staff.

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

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Summary Table

The following table presents a summary of our results of operations for the year ended December 31, 2013 compared to the year ended December 31, 2012.

Index

	Years Ended December
	2013	2012

Product revenue	$3,023,503	$1,118,118
License revenue	44,074	-
Total revenues	3,067,577	1,118,118
Cost of product revenue	2,023,441	669,056
Research and development	9,303,077	3,469,078
Plasma center	2,418,156	1,746,864
General and administrative	4,365,334	3,142,289
Total operating expenses	18,110,008	9,027,287
Loss from operations	(15,042,431)	(7,909,169)
Interest income	7,623	20,924
Interest expense	(618,225)	(30,683)
Change in fair value of stock warrants	43,290	-
Other income	82,497	-
Loss before income taxes	(15,527,246)	(7,918,928)
State income tax benefit	-	617,615
Net loss	(15,527,246)	(7,301,313)
Loss before income taxes in plasma collection segment	(1,425,676)	(1,297,802)
Loss before income taxes in research and development	(9,303,077)	(3,469,078)

Revenue

We recorded revenue of $3,067,577 during the year ended December 31, 2013 compared to $1,118,118 during the year ended December 31, 2012. Product revenue was $3,023,503 for the year ended December 31, 2013, from the sale of blood plasma collected in our FDA-licensed, GHA-certified Georgia based blood plasma collection center compared to product revenue of $1,118,118 for the year ended December 31, 2012.  Product revenue for the year ended December 31, 2013 was primarily attributed to sales made pursuant to our plasma supply agreement with Biotest during June 2012, under which Biotest purchases normal source plasma from our Georgia facility to be used in their manufacturing.  The increase in product revenue of $1,905,385 was attributed to increased advertising and promotions to attract more plasma donors as well as the expansion of additional plasma donor equipment.  For the year ended December 31, 2013, license revenue was $44,074, which relates to services provided by Biotest in accordance with our license agreement with them.  There was no license revenue for the same period in 2012.  We have not generated any revenue from our therapeutics, research and development business.

Cost of Product Revenue

Cost of product revenue was $2,023,441 for the year ended December 31, 2013, an increase of $1,354,385 from $669,056 for the year ended December 31, 2012.   The increased cost of product revenues for the year ended December 31, 2013 was related to the costs associated with the increased production and sale of normal source plasma.

Research and Development Expenses

Research and development expenses were $9,303,077 for the year ended December 31, 2013, an increase of $5,833,999 from $3,469,078 for the year ended December 31, 2012.  Research and development expenses consist of consulting expenses relating to regulatory affairs, quality control and manufacturing, assay development and ongoing testing costs, clinical trial costs and fees, drug product manufacturing including the cost of plasma, plasma storage and transportation costs, as well as wages and benefits for staff directly related to the research and development of RI-002. Research and development expenses increased primarily as a result of higher manufacturing, testing, and regulatory costs for our Phase III clinical study, which has completed enrollment and related wages and stock-based compensation expense during the year ended December 31, 2013.

Index

Plasma Center Operating Expenses

Plasma center operating expenses were $2,418,156 for the year ended December 31, 2013, an increase of $671,292 from $1,746,864 for the year ended December 31, 2012.  Plasma center operating expenses consist of general and administrative overhead, including rent, maintenance and utilities, wages and benefits for center staff, plasma collection supplies, plasma transportation and storage (off-site), advertising and promotion expenses, and computer software fees related to donor collections.  The increase in plasma center expenses was primarily a result of increased donor collections during the year ended December 31, 2013.  We expect that as plasma collection increases, our plasma center operating expenses will also increase accordingly.

General and Administrative Expenses

General and administrative expenses were $4,365,334 for the year ended December 31, 2013, an increase of $1,223,045 from $3,142,289 for the year ended December 31, 2012.  General and administrative expenses consist of wages and stock-based compensation for our senior management and staff unrelated to research and development, professional fees for our attorneys, accountants and auditors, maintenance and utilities, insurance, information technology, travel and other expenses related to the general operations of the business.  General and administrative expenses increased as a result of increases in stock-based compensation costs for the year ended December 31, 2013, resulting from 2012 option grants to our President and Chief Executive Officer, members of our Board of Directors, our Chief Financial Officer who was appointed in May 2012, and new hires during 2012 in addition to higher professional services fees and SEC filing fees as a result of becoming a public reporting company in February 2012.

Total Operating Expenses

Total operating expenses were $18,110,008 for the year ended December 31, 2013, an increase of $9,082,721 from $9,027,287 during the year ended December 31, 2012, for the reasons previously stated.

Other Income (Expense); Interest Income (Expense)

Interest income was $7,623 for the year ended December 31, 2013, a decrease of $13,301 from $20,924 for the year ended December 31, 2012  The decrease was attributed to having lower cash reserves during majority of the year ended 2013 compared to the year ended 2012 as a result of the net proceeds received from the 2012 Financing.  Interest expense was $618,225 for the year ended December 31, 2013, an increase of $587,542 from $30,683 for the year ended December 31, 2012.  Interest expense increased as a result of interest expense, amortization of debt discount and deferred financing fees related to the Hercules notes outstanding as of December 31, 2013. In connection with the Hercules notes, as of December 31, 2012, we recorded $229,345 as the fair value of the warrant issued to Hercules, as warrant liability and as a debt discount to the carrying value of the loan.  As of October 22, 2013, the closing of our initial public offering (“IPO”), we recorded $186,055 as the elimination of the warrant to additional paid in capital.   As a result of the decrease in warrant liability from the closing of our IPO, we recorded a $43,290 change in the fair value of warrant liability.  This warrant liability was adjusted to fair value each reporting period using a lattice-based option model and the debt discount was amortized to interest expense over the term of the loan. Upon the completion of our public offering of common stock in October 2013, the down round warrant protection feature resulting in the warrant liability’s quarterly “marked-to-market” valuation terminated and, therefore, this liability was reclassified to additional paid in capital during the fourth quarter of 2013.  There was no Hercules note outstanding as of December 31, 2012 and no other income for the year ended December 31, 2012.

Loss Before Income Taxes

Loss before income taxes was $15,527,246 for the year ended December 31, 2013, an increase of $7,608,318 from $7,918,928 during the year ended December 31, 2012, for the reasons previously stated.

State Income Tax Benefit

In January 2012 we received $617,615 from the sale of our State of New Jersey net operating losses.  These losses were sold through the New Jersey Economic Development Authority Technology Business Tax Certificate Transfer Program.  Under the terms of this program, if we do not use the proceeds from these sales for costs incurred with operating our biotechnology business in New Jersey, we have to refund the face value of the proceeds.  If we do not maintain our headquarters or a base of operations in New Jersey during the five years following receipt of these proceeds (other than due to liquidation), we have to refund the face value of the proceeds less 20% for each year completed of the five year period.  We cannot make assurances that we will qualify under this program in future years or even that the program will exist in future years.

Index

Net Loss

Net loss increased to $15,527,246 for the year ended December 31, 2013 from $7,301,313 for the year ended December 31, 2012, for the reasons previously stated.

Net Cash Used in Operating Activities

Net cash used in operating activities was $10,887,154 for the year ended December 31, 2013.  The net loss for this period was higher than net cash used in operating activities by $4,640,092, which was primarily attributable to increases in inventory of $403,465, prepaid expenses of $190,969 mostly related to our Phase III vendor payments for clinical sites, manufacturing and clinical research organization services, deferred revenue of $1,700,000 related to license revenue, accounts payable of $1,608,980 related to increased clinical and manufacturing expense and timing of payments incurred with our vendors and service providers and a decrease in other assets of $593,051 comprised of the elimination of our restricted cash balance requirement by our landlord of $452,000 through meeting our rental obligations, offset by stock-based compensation of $888,295 and depreciation and amortization of $210,633.

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

Net Cash Used in Investing Activities

Net cash used in investing activities was $3,131,819 for the year ended December 31, 2013, which pertained to purchases of short term investments of $2,935,184 and office equipment of $196,635, as a result of moving our offices from Hackensack, New Jersey to Ramsey, New Jersey and licensing software, as well as additional plasma center donor equipment.

Net cash used in investing activities for the year ended December 31, 2012 was $118,853 related to equipment purchases.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled $27,632,778 for the year ended December 31, 2013, which primarily consisted of proceeds from our initial public offering of $27,030,820 and a $1,000,000 loan from Hercules.

Net cash provided by financing activities of $19,470,549 for the year ended December 31, 2012 was attributable to the proceeds of $17,287,288 received from the private placement of our common stock on February 13, 2012, net of equity issuance costs of $1,338,009 consisting of professional services fees related to the February 2012 private placement of common stock and the proposed upcoming financing, proceeds from a note payable of $3,906,000 and related debt issuance costs of $25,000 along with a repurchase of our common stock for $150,000 and the repayment of our notes payable of $200,000.

Index

Liquidity and Capital Resources

Overview

We have had limited revenue from operations and we have incurred cumulative losses of $52.6 million since inception.  We have funded our operations to date primarily from equity investments and loans from our primary stockholders.  We received net cash proceeds of approximately $26.6 million in our 2013 IPO, $15.3 million in our 2012 Financing, after the payment of all related expenses, including legal, printing, and travel expenses, the placement agent’s commissions and expense reimbursements, which amount does not include the secured promissory notes that were satisfied in exchange for common stock in the 2012 Financing.  We have also received funds of approximately $10.0 million through our Loan Agreement with Hercules, as described under “Hercules Loan and Security Agreement” below.  We anticipate that based upon our projected revenue and expenditures for 2014, our current cash and cash equivalents, short term investments, along with available funds from Hercules under our Loan Agreement, will be sufficient to fund our operations into 2016.

As we do not anticipate receiving FDA approval for RI-002, until at the earliest, the first half of 2016, if at all, we would therefore not be able to generate revenues from the commercialization of RI-002 until after that date. We are unable to predict with reasonable certainty when, if ever, we will generate revenues from the commercialization of RI-002 and, therefore if our assumptions underlying our estimated revenues and expenses prove to be wrong, we may have to raise additional capital sooner than anticipated.    As there are numerous risks and uncertainties associated with the research, development and future commercialization of our product candidate, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our anticipated clinical trials and development activities.  Our current estimates may be subject to change as circumstances regarding requirements further develop.  We may decide to raise capital through public or private equity offerings, debt financings, grants or corporate collaboration and licensing arrangements.   The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders.  The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations or other financing alternatives.

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

As of December 31, 2013, we had working capital of $27.4 million, consisting primarily of $26.1 million of cash and cash equivalents, $2.9 million of short term investments, $1.7 million of inventories and $0.3 million of prepaid expenses, offset by $3.7 million of current liabilities which are mainly comprised of accounts payable and accrued expenses.

During January 2012, we received $617,615 from the sale of our State of New Jersey net operating losses through the New Jersey Economic Development Authority program.  We cannot make assurances that funding will be available for us in the future under this program.

Hercules Loan and Security Agreement

On December 21, 2012, we and our subsidiaries entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules Technology Growth Capital, Inc., or Hercules.  Under the Loan Agreement, we borrowed $5.0 million consisting of $4.0 million on the closing date and an additional $1.0 million upon enrolling our first patient  in our pivotal (Phase III) clinical study of our lead product candidate RI-002. On February 24, 2014, we entered into the First Amendment to the Loan Agreement, or Loan Amendment, under which we may borrow up to a maximum of $15.0 million. We borrowed $10.0 million on the closing date ($5.0 million of which was used to refinance existing debt with Hercules) and an additional $5.0 million will be made available upon us successfully meeting the clinical endpoints of a Phase III clinical study of RI-002 as a treatment for Primary Immunodeficiency Diseases in an manner that supports a Biologic License Application filing. The loan bears interest at a rate per annum equal to the greater of (i) 8.75% and (ii) the sum of (a) 8.75% plus (b) the Prime Rate (as reported in The Wall Street Journal) minus (c) 5.75%. Payment-in-kind interest accrues on the outstanding principal balance of the loan compounded monthly at 1.95% per annum and such accrued and unpaid interest is added to the principal balance of the loan on the first day of each month beginning on the month after the closing.  The principal will be repaid over 27 months beginning no later than April 1, 2015 (unless extended to October 1, 2015 upon us meeting certain eligibility criteria for the final tranche), unless accelerated as a result of certain events of default.  A backend fee equal to $132,000 is due the earliest of April 1, 2016, the prepayment date and the date that the secured obligations become due and payable.  In addition, a first amendment commitment fee and a facility fee in the amount of $15,000 and $135,000, respectively, were paid at closing.   In the event we elect to prepay the loan, we are obligated to pay a prepayment charge corresponding to a percentage of the principal amount of the loan, with such percentage being: 2.5% if prepayment occurs in the first year, 1.5% if prepayment occurs in the second year and 0.5% if prepayment occurs after the second year but prior to the final day of the term.  The loan matures no later than January 1, 2018.

Index

 The loan is secured by our assets, except for our intellectual property (which is subject to a negative pledge). Interest is due and payable on the 1st of every month and at the termination date, unless accelerated as a result of an event of default.

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

In connection with the original Loan Agreement, we issued to Hercules a warrant to purchase 31,750 shares of common stock with an exercise price of $7.56, and under the amended Loan Agreement, we issued to Hercules a warrant to purchase 34,800 shares of our common stock (and a warrant for an additional 23,200 shares of common stock if we borrow an additional $5.0 million as described above), with an exercise price set at the lower of (i) $7.50 per share or (ii) the price per share of the next round of financing over the next twelve months, subject to customary anti-dilution adjustments.  The warrants expire after 10 years and have piggyback registration rights with respect to the shares of common stock underlying the warrant.  In addition, we have also granted Hercules the option to invest (until the loan maturity date) up to $1 million in future equity financings at the same terms as the other investors.

The Loan Agreement contains certain provisions that require the warrants issued to Hercules to be accounted for as a liability and “marked-to-market” each reporting period.  Changes in the valuation of this liability at the end of each reporting period will be included in our reported operating results, and may create volatility in our reported operating results.

Future Financing Needs

The net proceeds from our 2013 IPO, and the $10 million borrowed under the Hercules Loan Agreement are being used to conduct clinical trials, manufacture drug product,  collect and procure plasma, test plasma donors for RSV titers,  and the remainder for payment of existing accounts payable, general and administrative expenses as well as other business activities and general corporate purposes, including for the payment of accrued expenses and premiums for directors’ and officers’ insurance.  We anticipate that, based upon our projected revenue and expenditures for 2014, our current cash and cash equivalents, short term investments, along with the available additional funding of $5 million which will be made available upon our successfully meeting the clinical endpoints of a Phase III clinical study of RI-002 as a treatment for Primary Immunodeficiency Diseases in an manner that supports a Biologic License Application filing, under our Loan Agreement with Hercules, will be sufficient to fund our operations into 2016.

Index

Our long terms liquidity will be dependent on our ability to raise additional capital, to fund our research and development and commercial programs and meet our obligations on a timely basis.  If we are unable to successfully raise sufficient additional capital we will likely not have sufficient cash flow and liquidity to fund our business operations, forcing us to delay, discontinue or prevent product development and clinical trial activities or the approval of any of our potential products or curtail our activities and, ultimately, potentially cease operations.  Even if we are able to raise additional capital, such financings may only be available on unattractive terms, or could result in significant dilution of stockholders’ interests and, in such event, the value and potential future market price of our common stock may decline.  In addition, the incurrence of indebtedness would result in increased fixed obligations and could result in covenants that would restrict our operations or other financing alternatives.  Thereafter, our ability to continue as a going concern will be dependent on our ability to achieve significant profitability or raise additional capital, to fund our research and development and commercial programs and meet our obligations on a timely basis.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (ASC Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The objective is to end some inconsistent practices with regard to the presentation on the balance sheet of unrecognized tax benefits. The update is effective for financial statement periods beginning after December 15, 2013, with early adoption permitted. The Company will adopt this standard beginning January 1, 2014. The Company does not expect these changes to have a material impact on its consolidated financial statements.

The Financial Accounting Standards Board has issued certain accounting pronouncements as of December 31, 2013 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the year ended December 31, 2013 or that they will have a significant impact at the time they become effective.

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

Index

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

For the purpose of valuing options and warrants granted to our employees, non-employees and directors and officers during the year ended December 31, 2013, we used the Black-Scholes option pricing model.  We granted options to purchase an aggregate of 84,134 shares of common stock during the year ended December 31, 2013.  The options were granted to non-executive employees.  To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of our awards.  The expected term of the options granted is in accordance with Staff Accounting Bulletin 107 which is based the average between vesting term and contractual term.  The expected dividend yield reflects our current and expected future policy for dividends on our common stock.  The expected stock price volatility for our stock options was calculated by examining historical volatilities for similar publicly traded industry peers, since we do not have any trading history for our common stock.  We will continue to analyze the expected stock price volatility and expected term assumptions as historical data for our common stock becomes available.  We have not experienced any material forfeitures of stock options and as such, have not established a forfeiture rate.  Since the stock options currently outstanding are primarily held by our senior management and directors, we will continue to evaluate the effects of such future potential forfeitures, as they may arise, to evaluate our estimated forfeiture rate.  Due to our limited history, we use the simplified method to determine the expected life of the option grants.

Research and Development Costs

Our expenses include all research and development costs as incurred including the disposition of plasma and equipment for which there is no alternative future use.  Such expenses include costs associated with planning and conducting clinical trials.

Index

Our agreement with Biotest includes the in-license of certain rights to incomplete, in-process technology, which we expect to finalize by the end of the first half of 2014.  As such, we expect to account for the value of this license as a charge to operations once the terms of the in-license agreement are finalized.

Revenue Recognition

Revenue from the sale of human plasma collected by ADMA BioCenters and plasma-derived medicinal products is recognized at the time of transfer of title and risk of loss to the customer, which usually occurs at the time of shipment.  Revenue is recognized at the time of delivery if we retain the risk of loss during shipment.  Our revenues are substantially attributed to one customer.  Revenue from license fees and research and development services rendered are recognized as revenue when the performance obligations under the terms of the license agreement have been completed.  Deferred revenue of $1.7 million was recorded in the second quarter of 2013 as a result of certain research and development services to be provided in accordance with a license agreement and is recognized over the term of the license.  Deferred revenue is amortized for a period of approximately 20 years or the life of the license agreement.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements except that we are currently obligated pursuant to two ten-year lease agreements for our ADMA BioCenters plasma collection facilities in Norcross, Georgia and Marietta, Georgia.  There is a total minimum rent due under the leases of approximately $3.6 million through the end of the lease terms which expire in January 2024.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Our financial statements and supplementary data required to be filed pursuant to this Item 8 appear in a separate section of this report beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

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

Index

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework” (1992). Based on this assessment, management concluded that as of December 31, 2013, the Company’s internal control over financial reporting is effective.

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

Item 9B. Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our definitive proxy statement or an amendment to our Annual Report on Form 10-K to be filed within 120 days of our fiscal year end.

Item 11.  Executive Compensation

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

Index

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our definitive proxy statement or an amendment to our Annual Report on Form 10-K to be filed within 120 days of our fiscal year end.

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our definitive proxy statement or an amendment to our Annual Report on Form 10-K to be filed within 120 days of our fiscal year end.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

Financial Statement Schedules

Required information is included in the footnotes to the financial statements.

EXHIBIT INDEX
Exhibit No.	Description
3.1 (1)	Certificate of Incorporation, as amended
3.2 (2)	Certificate of Amendment of Certificate of Incorporation
3.3 (3)	Bylaws
4.1 (4)	Specimen Common Stock Certificate
4.2 (1)	Form of Placement Agent Warrant
4.3 (5)	Form of Warrant Agreement with Hercules Technology Growth Capital, Inc.
4.4 (5)	Form of Secured Term Loan Promissory Note issued to Hercules Technology Growth Capital, Inc.
10.1† (6)	2007 Employee Stock Option Plan, as amended
10.2 (1)	Form of Securities Purchase Agreement, dated as of February 13, 2012
10.3 (1)	Form of Registration Rights Agreement, dated as of February 13, 2012
10.4 (1)	Amended and Restated Placement Agency Agreement, dated February 12, 2012, between ADMA Biologics, Inc. and the placement agent
10.5 (4)	Form of Lockup Agreement (February 13, 2012)
10.6† (1)	Employment Agreement, dated February 13, 2012, by and between ADMA Biologics, Inc. and Adam Grossman
10.7 (1)	Investors’ Rights Agreement, dated July 17, 2007, by and among the ADMA Biologics, Inc. and each of the investors listed on Schedule A thereto
10.8+ (7)	Manufacturing Agreement, dated as of October 23, 2006, by and between Biotest Pharmaceuticals Corporation and ADMA Biologics, Inc., as amended as of October 23, 2011 and as of December 2, 2011
10.9+ (7)	Plasma Purchase Agreement, dated as of November 17, 2011, between Biotest Pharmaceuticals Corporation and ADMA Biologics, Inc., as amended as of December 1, 2011
10.10 (4)	Agreement for Services, dated July 23, 2007, between ADMA Biologics, LLC and Areth Inc.
10.11 (1)
Agreement of Lease between ADMA BioCenters Georgia, Inc. and ADMA Biologics, Inc. and C1VF I-GA1W15-W23, LLC (DCT Holdings), effective June 1, 2008 and confirmed on November 13, 2008, for the premises located in Norcross, Georgia, as amended

10.12+*
Agreement of Lease, dated as of January 20, 2014, between ADMA BioCenters Georgia, Inc. and U.S. Bank National Association, as trustee, effective February 1, 2014, for the premises located in Marietta, Georgia

10.13 (1)	Form of Indemnification Agreement
10.14 †(8)	Employment Agreement, dated as of April 30, 2012, by and between ADMA Biologics, Inc. and Brian Lenz

Index

10.15 (9)	Modification and Release Agreement, dated June 15, 2012, between ADMA Biologics, Inc. and the placement agent
10.16+(10)	Testing Services Agreement, dated June 7, 2012, between ADMA Biologics, Inc. and Quest Diagnostics Clinical Laboratories, Inc.
10.17+ (10)	Plasma Supply Agreement, dated June 22, 2012, between ADMA Biologics, Inc. and Biotest Pharmaceuticals Corporation
10.18+*	Amendment No. 1, dated February 25, 2014, to the Plasma Supply Agreement, dated June 22, 2012, between ADMA Biologics, Inc. and Biotest Pharmaceuticals Corporation
10.19† (10)	Employment Agreement, dated July 18, 2012, by and among the ADMA Biologics, Inc. and James Mond
10.20 (5)	Loan and Security Agreement, dated as of December 21, 2012, by and among ADMA Biologics, Inc., ADMA Plasma Biologics, Inc., ADMA Bio Centers Georgia Inc. and Hercules Technology Growth Capital, Inc.
10.20.1*
First Amendment to Loan and Security Agreement, dated as of February 24, 2014, by and among ADMA Biologics, Inc., ADMA Plasma Biologics, Inc., ADMA BioCenters Georiga Inc. and Hercules Technology Growth Capital, Inc.

10.21 (5)	Equity Rights Letter, dated December 21, 2012, from ADMA Biologics, Inc. to Hercules Technology Growth Capital, Inc.
10.22+ (5)	Manufacturing, Supply and License Agreement, dated as of December 31, 2012, by and between Biotest Pharmaceuticals Corporation and ADMA Biologics, Inc.
10.23+ (5)	License Agreement, dated December 31, 2012, by and between ADMA Biologics, Inc. and Biotest Aktiengesellschaft
10.24 (11)	Form of Underwriting Agreement
16.1 (1)	Letter from Sherb & Co, LLP regarding change in certifying accountants
21.1 (4)	Subsidiaries of Registrant
23.1*	CohnReznick LLP Consent
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials from ADMA Biologics, Inc. Form 10-K for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at December 31, 2013 and December 31, 2012, (ii) Statements of Operations for the years ended December 31, 2013 and 2012 (iii) Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013 and 2012, (iv) Statements of Cash Flows for the years ended December 31, 2013 and 2012 and (v) Notes to the Financial Statements

+ Confidential treatment requested as to certain portions of this exhibit.  Such portions have been redacted and submitted separately to the SEC.

* Filed herewith.

** Furnished herewith.

† Management compensatory plan, contract or arrangement.

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

Index

(1)	Incorporated herein by reference to the Company’s Current Report on Form 8-K (000-52120), filed with the Commission on February 13, 2012.

(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K (000-52120), filed with the Commission on August 26, 2013.

(3)	Incorporated herein by reference to the Company’s Registration Statement on Form 10-SB (000-52120), filed with the Commission on July 10, 2006.

(4)	Incorporated herein by reference to Amendment No. 1 to the Company’s Current Report on Form 8-K/A (000-52120), filed with the Commission on March 29, 2012.

(5)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (333-186579), filed with the Commission on February 11, 2013.

(6)	Incorporated herein by reference to Exhibit A to the Information Statement on Schedule 14C (000-52120), filed with the Commission on October 29, 2012.

(7)	Incorporated herein by reference to Amendment No. 3 to the Company’s Current Report on Form 8-K/A (000-52120), filed with the Commission on June 22, 2012.

(8)	Incorporated herein by reference to the Company’s Current Report on Form 8-K (000-52120), filed with the Commission on May 3, 2012.

(9)	Incorporated herein by reference to the Company’s Current Report on Form 8-K (000-52120), filed with the Commission on June 21, 2012.

(10)	Incorporated herein by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (333-180449), filed with the Commission on August 10, 2012.

(11)	Incorporated herein by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (333-186579), filed with the Commission on April 8, 2013.

Index

SIGNATURES

Pursuant to the requirements of sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, in the City of Ramsey, State of New Jersey on March 28, 2014.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Adam S. Grossman
Adam S. Grossman	President and Chief Executive Officer (Principal Executive Officer)	March 28, 2014

/s/ Brian Lenz
Brian Lenz	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 28, 2014
/s/ Steven A. Elms
Steven A. Elms	Chairman of the Board of Directors	March 28, 2014

/s/ Dr. Jerrold B. Grossman
Dr. Jerrold B. Grossman	Vice Chairman of the Board of Directors and Director	March 28, 2014
/s/ Bryant E. Fong
Bryant E. Fong	Director	March 28, 2014

/s/ Dov A. Goldstein, M.D.
Dov A. Goldstein, M.D.	Director	March 28, 2014

/s/ Lawrence P. Guiheen
Lawrence P. Guiheen	Director	March 28, 2014

/s/ Eric I. Richman
Eric I. Richman	Director	March 28, 2014

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ADMA Biologics, Inc.

We have audited the accompanying consolidated balance sheets of ADMA Biologics, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ADMA Biologics, Inc. and Subsidiaries as of December 31, 2013 and 2012, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Roseland, New Jersey
March 28, 2014

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012

	December 31,
	2013	2012

ASSETS
Current Assets:
Cash and Cash Equivalents	$26,149,477	$12,535,672
Short-Term Investments	2,935,184	-
Accounts Receivable	-	39,112
Inventories	1,669,058	1,265,593
Prepaid Expenses	298,730	107,761
Total Current Assets	31,052,449	13,948,138

Property and Equipment at Cost, Net	765,299	779,297
Other Assets:
Deferred Financing Costs	149,618	363,403
Restricted Cash	-	452,004
Deposits	12,577	12,577
Total Other Assets	162,195	827,984

TOTAL ASSETS	$31,979,943	$15,555,419

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$2,709,489	$1,058,671
Accrued Expenses	823,550	747,079
Accrued Interest	36,597	-
Current Portion of Deferred Revenue	75,556	-
Current Portion of Leasehold Improvement Loan	12,654	11,569
Total Current Liabilities	3,657,846	1,817,319
Notes Payable, Net of Debt Discount	4,865,228	3,773,524
Warrant Liability	-	229,345
End of Term Liability, Notes Payable	132,500	106,000
Deferred Revenue	1,580,370	-
Deferred Rent Liability	105,404	127,595
Leasehold Improvement Loan	65,236	77,890
TOTAL LIABILITIES	10,406,584	6,131,673
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock $0.0001 par value 75,000,000 shares
authorized, 9,291,823 and 5,871,002 shares issued
and outstanding at December 31, 2013 and 2012, respectively	929	587
Additional Paid-In Capital	74,209,004	46,532,487
Accumulated Deficit	(52,636,574)	(37,109,328)
TOTAL STOCKHOLDERS' EQUITY	21,573,359	9,423,746
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,979,943	$15,555,419

See notes to consolidated financial statements

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2013 and 2012

	2013	2012

REVENUES:
Product revenue	$3,023,503	$1,118,118
License revenue	44,074	-
Total Revenues	3,067,577	1,118,118

OPERATING EXPENSES:
Cost of product revenue	2,023,441	669,056
Research and development	9,303,077	3,469,078
Plasma center	2,418,156	1,746,864
General and administrative	4,365,334	3,142,289

TOTAL OPERATING EXPENSES	18,110,008	9,027,287

LOSS FROM OPERATIONS	(15,042,431)	(7,909,169)

OTHER INCOME(EXPENSE):
Interest income	7,623	20,924
Interest expense	(618,225)	(30,683)
Change in fair value of stock warrants	43,290	-
Other income	82,497	-
TOTAL OTHER INCOME(EXPENSE)	(484,815)	(9,759)

LOSS BEFOREINCOMETAXES	(15,527,246)	(7,918,928)

State income tax benefit	-	617,615

NET LOSS	$(15,527,246)	$(7,301,313)

NET LOSS PER COMMON SHARE,
Basic and Diluted	$(2.38)	$(1.39)

WEIGHTED AVERAGE SHARES
OUTSTANDING, Basic and Diluted	6,531,029	5,265,771

See notes to consolidated financial statements

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2013 and 2012

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance - January 1, 2012	8,221,678	$8,222	518,908	$519	$30,185,090	$(29,808,015)	$385,816

Conversion of preferred shares
and accumulated dividends	(8,221,678)	(8,222)	3,002,988	3,003	5,219	-	-

Conversion of notes payable and
accrued interest into common
stock in private placement	-	-	34,759	35	262,705	-	262,740

Common stock sold in private
placement, net of expenses	-	-	2,286,964	2,287	15,597,429	-	15,599,716

Common stock retained by
stockholders of shell company
as part of reverse merger	-	-	67,352	67	(67)	-	-

Effects of change in par value
from $0.001 to $0.0001 as a
result of the reverse merger	-	-	-	(5,320)	5,320	-	-

Repurchase of common stock
from placement agent	-	-	(39,969)	(4)	(149,996)	-	(150,000)

Stock-based compensation	-	-	-	-	626,787	-	626,787
Net loss	-	-	-	-	-	(7,301,313)	(7,301,313)
Balance - December 31, 2012	-	-	5,871,002	587	46,532,487	(37,109,328)	9,423,746

Proceeds received from
Initial Public Offering,
net of equity issuance costs	-	-	3,420,821	342	26,602,167	-	26,602,509

Stock-based compensation	-	-	-	-	888,295	-	888,295
Elimination of warrant liability	-	-	-	-	186,055		186,055
Net loss	-	-	-	-	-	(15,527,246)	(15,527,246)
Balance - December 31, 2013	-	$-	9,291,823	$929	$74,209,004	$(52,636,574)	$21,573,359

See notes to consolidated financial statements

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2013 and 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,527,246)	$(7,301,313)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	210,633	182,089
Stock-based compensation	888,295	626,787
Warrant liability	(43,290)	-
Amortization of debt discount	91,704	2,869
Amortization of deferred financing costs	99,238	2,644
Non-cash interest expense related to notes payable	-	1,959
Loss on sale of equipment	-	18,399
Amortization of license revenue	(44,074)	-
Changes in operating assets and liabilities:
Accounts receivable	39,112	(39,112)
Inventories	(403,465)	(118,248)
Prepaid expenses	(190,969)	(48,517)
Other assets	593,051	(115,041)
Accounts payable	1,608,980	(244,743)
Accrued expenses	76,471	150,622
Accrued interest	36,597	-
Deferred revenue	1,700,000	-
Deferred rent liability	(22,191)	(22,190)
Net cash used in operating activities	(10,887,154)	(6,903,795)
CASH FLOWS FROM INVESTING ACTIVITIES:
Short-term investments	(2,935,184)	-
Purchase of property and equipment	(196,635)	(118,853)
Net cash used in investing activities	(3,131,819)	(118,853)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	27,030,820	17,287,288
Proceeds from Hercules note payable	1,000,000	3,906,000
Payment of equity issuance costs	(386,473)	(1,338,009)
Debt issuance costs	-	(25,000)
Repurchase of common stock	-	(150,000)
Repayments of notes payable	-	(200,000)
Payments of leasehold improvement loan	(11,569)	(9,730)
Net cash provided by financing activities	27,632,778	19,470,549
NET INCREASEIN CASH AND
CASH EQUIVALENTS	13,613,805	12,447,901
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	12,535,672	87,771
CASH AND CASH EQUIVALENTS - END OF YEAR	$26,149,477	$12,535,672

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$382,736	$1,085
Supplemental Disclosure of Noncash Financing Activities:
Conversion of notes payable and interest in private placement	$-	$262,740
Reclassification of equity issuance costs to additional paid-in capital	$428,311	$-
Accrued equity issuance costs	$41,838	$69,533
End of term liability for Hercules note payable	$26,500	$106,000
Warrants issued in connection with note payable	$-	$229,345
Elimination of warrant liability	$186,055	$-
Stock retained by stockholders of shell company	$-	$67

See notes to consolidated financial statements

Index

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

The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future.  The Company has needed to raise capital from the sales of its equity and debt securities to sustain operations. In October 2013, the Company completed an Initial Public Offering (“IPO”) to raise gross proceeds of $29.1 million, and in February 2012, the Company completed a private placement to raise gross proceeds of $17.3 million (see Note 6), and during December 2012 and February 2014, the Company borrowed a total of $10 million from Hercules Technology Growth Capital, Inc. (“Hercules”) (see Note 5).

Based upon the Company’s projected revenue and expenditures for 2014, management currently believes the Company’s existing cash and cash equivalents, short term investments along with  an additional $5.0 million from Hercules, which will be made available upon the Company successfully meeting the clinical endpoints of a Phase III clinical study of RI-002 as a treatment for Primary Immunodeficiency Diseases in a manner that supports a Biologic License Application filing from our existing Amended Loan and Security Agreement with Hercules, will be sufficient to enable it to fund its operating expenses, research and development expenses and capital expenditures into 2016.  Because the Company does not anticipate receiving FDA approval for RI-002 until, at the earliest, the first half of 2016 if at all, and would therefore not be able to generate revenues from the commercialization of RI-002 until after that date, if the Company’s assumptions underlying its estimated revenues and expenses prove to be wrong, it may have to raise additional capital sooner than anticipated.  There can be no assurance that such funds, if available at all, can be obtained on terms acceptable to the Company.  Because of numerous risks and uncertainties associated with the research, development and future commercialization of the Company’s product candidate, it is unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with its anticipated clinical trials and development activities.  Its current estimates may be subject to change as circumstances regarding requirements further develop.

ADMA’s long term liquidity will be dependent upon on its ability to raise additional capital, to fund its research and development and commercial programs and meet its obligations on a timely basis.  If ADMA is unable to successfully raise sufficient additional capital, it will likely not have sufficient cash flow and liquidity to fund its business operations, forcing ADMA to curtail activities and, ultimately, potentially cease operations. Even if ADMA is able to raise additional capital, such financings may only be available on unattractive terms, resulting in significant dilution of stockholders’ interests and, in such event, the value and potential future market price of its common stock may decline.

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

  ADMA’s primary focus since 2004 has been conducting research and development of human plasma-derived products for the treatment of specific disease states.  The plasma collection center in Georgia was established in 2008 as a complementary business operation.  The Georgia facility received its Food and Drug Administration or FDA license in August 2011.  Under FDA license, ADMA BioCenters can collect normal source plasma and high-titer RSV plasma.  The Company sells a portion of the collected normal source plasma to buyers in the open “spot” market.  The Company also plans to use the high-titer Respiratory Syncytial Virus (“RSV”) plasma collected by ADMA BioCenters in the manufacturing of RI-002.

Index

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following comprises the Company’s significant accounting policies:

Basis of presentation

The accompanying consolidated financial statements include the accounts of ADMA Biologics, Inc. and its wholly-owned subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and cash equivalents

The Company considers all highly-liquid instruments purchased with a maturity of three months or less to be cash equivalents.  The Company purchases certificates of deposits with maturity schedules of three, six, nine and twelve months.  Instruments with maturity greater than three months but less than twelve months are included in short term investments.  As of December 31, 2012, the Company had $0.5 million in restricted cash associated with a letter of credit related to our landlord agreement for our Georgia ADMA BioCenters facility.  As of December 31, 2013, none of our cash was restricted and the letter of credit expired.

The Company regularly maintains cash and short term investments at third-party financial institutions in excess of the Federal Deposit Insurance Corporation, or FDIC, insurance limit. While the Company monitors the daily cash balances in the operating accounts and adjusts the balances as appropriate, these balances could be impacted, and there could be a material adverse effect on our business, if one or more of the financial institutions with which the Company has deposits fails or is subject to other adverse conditions in the financial or credit markets. To date, the Company has not experienced a loss or lack of access to its invested cash or cash equivalents; however, the Company cannot provide assurance that access to its invested cash and cash equivalents will not be impacted by adverse conditions in the financial and credit markets.

Inventories

Plasma inventories (both plasma intended for resale and plasma intended for internal use in our research and development activities) are carried at the lower of cost or market value determined on the first-in, first-out method.    Once the research and development plasma is processed to a finished good for ongoing trials it is then expensed to research and development.  Inventory at December 31, 2013 and 2012 consists of raw materials.  Inventory also includes plasma collected at the Company’s FDA licensed plasma collection center.

Revenue recognition

Revenue from the sale of human plasma collected at the Company’s FDA licensed plasma collection center and plasma-derived medicinal products is recognized at the time of transfer of title and risk of loss to the customer, which occurs at the time of shipment.  Revenue is recognized at the time of delivery if the Company retains the risk of loss during shipment.  The Company’s revenues are substantially attributed to one customer.  Revenue from license fees and research and development services rendered are recognized as revenue when the performance obligations under the terms of the license agreement have been completed.  Deferred revenue of $1.7 million was recorded in 2013 as a result of certain research and development services to be provided in accordance with a license agreement and is recognized over the term of the license.  Deferred revenue is amortized into income for a period of approximately 20 years, the term of the license agreement.

Concentration of Significant Customers and Accounts Receivable

As of December 31, 2013 and 2012, the Company’s customers, revenues and trade receivable balances were substantially attributed to one customer.

Index

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

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and short-term investments.

Property and equipment

Fixed assets are stated at cost less accumulated depreciation.  Depreciation is calculated using the straight-line method over the asset’s estimated useful life, which is five to ten years.  Leasehold improvements are amortized over the lesser of the lease term or their estimated useful lives.

Income taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse.  The Company records a valuation allowance on its deferred income tax assets if it is more likely than not that these deferred income tax assets will not be realized.

The Company has no unrecognized tax benefits at December 31, 2013 and 2012.  The Company’s U.S. Federal and state income tax returns prior to fiscal year 2010 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

The Company will recognize interest and penalties associated with tax matters as income tax expense.

Earnings (Loss) Per Share

Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is calculated by dividing net loss applicable to common stockholders as adjusted for the effect of dilutive securities, if any, by the weighted average number of common stock and dilutive common stock outstanding during the period.  No potentially dilutive securities are included in the computation of any diluted per share amounts as the Company reported a net loss for all periods presented.  Potentially dilutive securities that would be issued upon the exercise of outstanding warrants and stock options were 1.0 million at December 31, 2013 and 0.7 million at December 31, 2012.

Index

Stock-based compensation

The Company follows recognized accounting guidance which requires all stock-based payments, including grants of stock options, to be recognized in the statement of operations as compensation expense, based on their fair  values on the grant date.  The estimated fair value of options granted under the Company’s 2007 Employee Stock Option Plan (the “Plan”) are recognized as compensation expense over the option-service period.

During the years ended December 31, 2013 and 2012, the Company recorded stock-based compensation expense to employees of $888,295 and $626,787, respectively.  There were 84,134 and 506,559 options granted to employees and members of the Board of Directors for the years ended December 31, 2013 and 2012, respectively. For the year ended December 31, 2013, 6,350 options were forfeited due to an employee termination.

The fair value of employee options granted was determined on the date of grant using the Black-Scholes model.  The Black-Scholes option valuation model was developed for use in estimating the fair value of publicly traded options, which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.  Because there is no public market for the Company’s stock and very little historical experience with the Company’s stock options, small similar publicly traded companies were used for comparison and expectations as to assumptions required for fair value computation using the Black-Scholes methodology.  Guidance for stock-based compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company currently estimates there will be no forfeitures of options.  Due to the Company’s limited history, the Company uses the simplified method, to determine the expected life of the option grants, which is the average between vesting terms and contractual terms.

The Company records compensation expense associated with stock options and other forms of equity compensation using the Black-Scholes option-pricing model and the following assumptions:

Year Ended
December 31, 2013
Expected term	6.3 years
Volatility	63%
Dividend yield	0.0
Risk-free interest rate	1.24-2.25%

Fair value of financial instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts payable, and notes payable are shown at cost which approximates fair value due to the short-term nature of these instruments.  The carrying value of the long-term note payable bears interest at a rate per annum equal to the greater of (i) 8.75% and (ii) the sum of (a) 8.75% plus (b) the Prime Rate (as reported in The Wall Street Journal) minus (c) 5.75%, which approximates its fair value as of December 31, 2013 and also approximates the February 2014 terms of the amended loan agreement.

Index

3.      PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31,	2013	2012
Lab and office equipment	$674,885	$523,300
Computer software	184,077	141,277
Leasehold improvements	942,353	940,103
	1,801,315	1,604,680
Less: Accumulated depreciation and amortization	(1,036,016)	(825,383)
	$765,299	$779,297

The Company recorded depreciation and amortization expense of $210,633 and $182,089 for the years ended December 31, 2013 and 2012, respectively.  The Company recorded a loss on disposal of equipment of $18,399 for the year ended December 31, 2012.

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

2014	$12,654
2015	13,841
2016	15,139
2017	16,559
2018	18,113
2019	1,584
$77,890

5.  DEBT

Hercules Debt Agreement

On December 21, 2012, the Company and its subsidiaries entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules Technology Growth Capital, Inc., or Hercules.  Under the Loan Agreement, the Company borrowed $5.0 million consisting of $4.0 million on the closing date and an additional $1.0 million upon enrolling its first patient  in its pivotal (Phase III) clinical study of its lead product candidate RI-002. On February 24, 2014, the Company entered into the First Amendment to the Loan Agreement, or Loan Amendment, under which the Company may borrow up to a maximum of $15.0 million. the Company borrowed $10.0 million on the closing date ($5.0 million of which was used to refinance existing debt with Hercules) and an additional $5.0 million will be made available upon the Company successfully meeting the clinical endpoints of a Phase III clinical study of RI-002 as a treatment for Primary Immunodeficiency Diseases in an manner that supports a Biologic License Application filing. The loan bears interest at a rate per annum equal to the greater of (i) 8.75% and (ii) the sum of (a) 8.75% plus (b) the Prime Rate (as reported in The Wall Street Journal) minus (c) 5.75%. Payment-in-kind interest accrues on the outstanding principal balance of the loan compounded monthly at 1.95% per annum and such accrued and unpaid interest is added to the principal balance of the loan on the first day of each month beginning on the month after the closing.  The principal will be repaid over 27 months beginning no later than April 1, 2015 (unless extended to October 1, 2015 upon the Company meeting certain eligibility criteria for the final tranche), unless accelerated as a result of certain events of default.  A backend fee equal to $132,000 is due the earliest of April 1, 2016, the prepayment date and the date that the secured obligations become due and payable.  In addition, a first amendment commitment fee and a facility fee in the amount of $15,000 and $135,000, respectively, were paid at closing.   In the event the Company elects to prepay the loan, the Company is obligated to pay a prepayment charge corresponding to a percentage of the principal amount of the loan, with such percentage being: 2.5% if prepayment occurs in the first year, 1.5% if prepayment occurs in the second year and 0.5% if prepayment occurs after the second year but prior to the final day of the term.  The loan matures no later than January 1, 2018.

Index

 The loan is secured by the Company's assets, except for its intellectual property (which is subject to a negative pledge). Interest is due and payable on the 1st of every month and at the termination date, unless accelerated as a result of an event of default.

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

In connection with the original Loan Agreement, the Company issued to Hercules a warrant to purchase 31,750 shares of common stock with an exercise price of $7.56, and under the amended Loan Agreement, the Company issued to Hercules a warrant to purchase 34,800 shares of its common stock (and a warrant for an additional 23,200 shares of common stock if the Company borrows an additional $5.0 million as described above), with an exercise price set at the lower of (i) $7.50 per share or (ii) the price per share of the next round of financing over the next twelve months, subject to customary anti-dilution adjustments.  The warrants expire after 10 years and have piggyback registration rights with respect to the shares of common stock underlying the warrant.  In addition, the Company has also granted Hercules the option to invest (until the loan maturity date) up to $1.0 million in future equity financings at the same terms as the other investors.

The Loan Agreement contains certain provisions that require the warrants issued to Hercules to be accounted for as a liability and “marked-to-market” each reporting period.  Changes in the valuation of this liability at the end of each reporting period will be included in its reported operating results, and may create volatility in its reported operating results.

The fair value of the initial Loan Agreement warrant was calculated using a lattice-based option model in order to account for features in the warrant that could cause the exercise price to reset (“down round protection”) in the next issuance of our common stock (the next round of equity financing). The Company recorded the fair value of the warrant of $229,345 as warrant liability and as a debt discount to the carrying value of the loan.  The key assumptions used to value the warrants included the expected date of the next round of equity financing, volatility of 59% on our common stock based upon similar public companies volatilities for comparison, an expected dividend yield of 0.0%, and a term of 10 years.  As of October 22, 2013, the closing of the IPO, the Company recorded $186,055 as the fair value of the warrant, as additional paid in capital.   As a result of the decrease in warrant liability, the Company recorded a $43,290 change in the fair value of warrant liability.  This warrant liability was adjusted from inception of the initial Loan Agreement to October 22, 2013, to fair value each reporting period using a lattice-based option model and the debt discount will be amortized to interest expense over the term of the loan. Upon the completion of the IPO of common stock in October 2013, the down round warrant protection feature resulting in the warrant liability’s quarterly “marked-to-market” valuation terminated and, therefore, this liability was reclassified to additional paid-in capital during the fourth quarter of 2013.

Index

6.      STOCKHOLDERS’ EQUITY

Hercules Debt Financing Warrant Issuance

In connection with the original Loan Agreement, the Company issued to Hercules a warrant to purchase 31,750 shares of common stock with an exercise price of $7.56, subject to customary anti-dilution adjustments.  In connection with the Loan Amendment, the Company issued to Hercules a warrant to purchase 34,800 shares of common stock of the Company (and a warrant for an additional 23,200 shares of common stock if the Company borrows an additional $5.0 million as described above), with an exercise price set at the lower of (i) $7.50 per share or (ii) the price per share of the next round of financing over the next twelve months, subject to customary anti-dilution adjustments.  The warrant expires after 10 years and has piggyback registration rights with respect to the shares of common stock underlying the warrant.

2012 Merger and Financing

On February 13, 2012, in connection with, and immediately prior to the closing of the Merger (as defined below), the Company completed a private placement (the “2012 Financing”) of 2,321,723 shares of the Company’s common stock at a price per share of $7.56 to accredited investors, for gross proceeds to the Company of $17,550,029 pursuant to a securities purchase agreement (the “Securities Purchase Agreement”). In lieu of repayment of senior secured promissory notes in the aggregate principal amount of $250,000 (plus $12,740 in accrued interest), the aggregate amount of unpaid principal and interest on the notes was invested by the holders of such notes in the 2012 Financing in exchange for shares of the Company’s common stock.  The net cash proceeds from the 2012 Financing, after the payment of all expenses related to the 2012 Financing and the Merger, approximated $15.3 million.

The placement agent was paid a cash fee by the Company for its services.  As additional compensation, the Company issued the placement agent warrants (the “Placement Agent Warrants”) to purchase 111,587 shares of common stock of the Company.  The Placement Agent Warrants, which were exchanged for warrants of the Company in the Merger, are exercisable at $7.56 per share of Common Stock at any time beginning on August 11, 2012 and ending on February 12, 2017.  The Company also agreed to reimburse the Placement Agent for up to $100,000 of expenses it incurred in connection with the 2012 Financing and to indemnify it against certain liabilities in connection with the 2012 Financing.

On February 13, 2012, the Company entered into a merger agreement whereby forming ADMA Acquisition Sub, Inc., a Delaware corporation (“Acquisition Sub”) (“Merger”). Upon closing of the Merger, Acquisition Sub was merged with and into the Company, and the Company, as the surviving corporation in the Merger, became a wholly-owned subsidiary of the Company and the corporate name was changed to ADMA Biologics, Inc.

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

During October and November the Company completed its IPO and overallotment of common stock by issuing 3,420,821 shares of its common stock, priced at $8.50 per share.  Aggregate net proceeds to ADMA, after deducting underwriting discounts and commissions and expenses was $26.6 million.

7.      RELATED PARTY TRANSACTIONS

The Company leases an office building and equipment from an entity owned by related parties on a month-to-month basis.  Rent expense amounted to $96,448 for each of the years ended December 31, 2013 and 2012, respectively.  The Company maintains deposits and other accounts at a bank which is less than 5%-owned by related parties and where a stockholder is a member of the Board of Directors of the bank.

Index

8.      COMMITMENTS AND CONTINGENCIES

Lease commitments

The Company has entered into leases for it ADMA BioCenters’ facilities located at 6290 Jimmy Carter Boulevard, Suite 208, Norcross, Georgia and in Marietta, Georgia.    The Norcross, Georgia lease expires on September 30, 2023, and the Marietta, Georgia lease expires on January 31, 2024.  Total rent expense for its New Jersey and Georgia facilities during the years ended 2013 and 2012 were approximately, $253,000 and $249,000, respectively.

Future minimum lease payments for both leases, for each of the five years ending December 31 and thereafter are as follows:

2014	$168,928
2015	330,176
2016	348,383
2017	353,059
2018	356,774
Thereafter	1,998,966
$3,556,286

Vendor and Licensor Commitments

On December 31, 2012, the Company entered into a Manufacturing, Supply and License Agreement with Biotest, which replaces a prior agreement that expired on December 31, 2012.  Under the agreement, the Company agreed to purchase exclusively from Biotest its worldwide requirements of Respiratory Syncytial Virus (“RSV”) immune globulin manufactured from human plasma containing RSV antibodies.  The term of the agreement is for a period of ten years from January 1, 2013, renewable for two additional five-year periods at the agreement of both parties. The Company is obligated under this agreement to purchase a minimum of at least one lot of product during each calendar year after the finished product is approved by the Food and Drug Administration (“FDA”).  This number is subject to increase at the Company’s option.  As consideration for Biotest’s obligations under the agreement, the Company is obligated to pay a dollar amount per lot of RSV immune globulin manufactured from human plasma containing RSV antibodies, as well as a percentage royalty on the sales thereof and of RI-002, up to a specified cumulative maximum.  The agreement may be terminated by either party (a) by reason of a material breach if the breaching party fails to remedy the breach within 120 days after receiving notice of the breach from the other party, (b) upon bankruptcy, insolvency, dissolution, or winding up of the other party, or (c) if the other party is unable to fulfill its obligations under the agreement for 120 consecutive days or more as a result of (a) or (b) above.

In a separate license agreement effective December 31, 2012, the Company granted Biotest an exclusive license to market and sell RSV antibody-enriched Immune Globulin Intravenous (“IGIV”)  in Europe and in selected countries in North Africa and the Middle East, collectively referred to as the Territory, to have access to the Company’s testing services for testing of Biotest’s plasma samples using the Company’s proprietary RSV assay, and to reference (but not access) the Company’s proprietary information for the purpose of Biotest seeking regulatory approval for the RSV antibody-enriched IGIV in the Territory.  As consideration for the license, Biotest agreed to provide the Company with certain services at no charge and also compensate us with cash payments upon the completion of certain milestones.  Such services have been accounted for as deferred revenue which were recorded in 2013 as a result of certain research and development services as provided for in accordance with a license agreement.  Deferred revenue is recognized over the term of the license and is amortized into income for a period of approximately 20 years, the term of the license agreement. Biotest is also obligated to pay the Company an adjustable royalty based on a percentage of revenues from the sale of RSV antibody-enriched IGIV in the Territory for 20 years from the date of first commercial sale. Additionally, Biotest has agreed to grant the Company an exclusive license for marketing and sales in the United States and Canada for Biotest’s Varicella Zoster Immune Globulin (“VZIG”), the terms of which the Company expects to finalize by the end of the first half of 2014.  As such, the Company expects to account for the value of this license as a charge to operations once the terms of the in-license agreement are finalized.

Index

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

Employment Contracts

The Company has entered into employment agreements with its executive management team consisting of its President and Chief Executive Officer, Chief Medical and Scientific Officer and Chief Financial Officer.  In accordance with the employment agreements, the total financial obligation the Company has with the named executives totals approximately $1.5 million.

General Legal Matters

The Company is subject to certain legal proceedings and claims arising in connection with the normal course of our business. In the opinion of management, there are currently no claims that would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Other Commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of December 31, 2013. The Company does not anticipate recognizing any significant losses relating to these arrangements.

9.      STOCK OPTIONS

On July 16, 2007 (the “Effective Date”), the Company’s Board and stockholders adopted the 2007 Employee Stock Options Plan (the “Plan”).  On July 17, 2012, the Company’s Board and stockholders amended the Plan to increase the aggregate number of options available for grant to 903,224.  On February 21, 2014, the Board of Directors (the "Board") of the Company approved, subject to stockholder approval at the Company's 2014 Annual Meeting of Stockholders (the "Annual Meeting") of the 2014 Omnibus Incentive Compensation Plan of the Company (the “Prospective Plan”), incentive stock options to purchase an aggregate of 167,932 shares of the Company's common stock under the Prospective  Plan, which is subject to stockholder approval at the Annual Meeting, to three of its executive officers, of which options to purchase 99,309 shares were approved by the Board for the Company’s President and Chief Executive Officer, Adam S. Grossman; options to purchase 39,032 shares were approved by the Board for the Company’s Chief Financial Officer, Brian Lenz; and options to purchase 29,591 shares were approved by the Board for the Company's Chief Scientific and Medical Officer, James Mond, M.D., Ph.D.  The options will vest over a period of four years and are exercisable at a price per share of $8.50, the closing price of the Company’s common stock on the OTC Bulletin Board on February 21, 2014. The Board also approved, subject to stockholder approval at the Annual Meeting under the Prospective Plan, nonqualified stock options to purchase an aggregate of 54,000 shares of the Company’s common stock to its Board.  Such options will vest over a period of two years and are exercisable at a price per share of $8.50, the closing price of the Company’s common stock on the OTC Bulletin Board on February 21, 2014.  Additionally, the Board also, approved subject to stockholder approval at the Annual meeting under the Prospective Plan, 800,000 shares of common stock plus an annual increase to be added as of the first day of the Company’s fiscal year, beginning in 2015 and occurring each year thereafter through 2020, equal to the lower of 200,000, or 1% of the outstanding shares of common stock as of the end of the Company’s immediately preceding fiscal year and  any lesser number of shares determined by the Board, provided that the aggregate number of shares available for issuance pursuant to such increases shall not exceed a total of 800,000 shares reserved for issuance under the terms of  the  Prospective Plan.

Index

The Plan provides for the Board or a Committee of the Board (the “Committee”) to grant awards to optionees and to determine the exercise price, vesting term, expiration date and all other terms and conditions of the awards, including acceleration of the vesting of an award at any time.  All options granted under the Plan are intended to be incentive stock options (“ISOs”), unless specified by the Committee to be non-qualified options (“NQOs”) as defined by the Internal Revenue Code.  ISOs and NQOs may be granted to employees, consultants or Board members at an option price not less than the fair market value of the common stock subject to the Stock Option Agreement.  The following table summarizes information about stock options outstanding as of December 31, 2013 and 2012:

	Year Ended		Year Ended
	December 31, 2013		December 31, 2012
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	749,211	$6.86	105,890	$2.62

Forfeited	(6,350)	$7.56	-	$-
Granted	84,134	$7.56	643,321	$7.56
Outstanding at end of year and expected to vest	826,995	$6.90	749,211	$6.86
Options exercisable	391,822	$6.23	175,022	$6.67

Weighted average fair value of options
granted during the period		$4.35		$5.37

The weighted average remaining contractual term of stock options outstanding and expected to vest at December 31, 2013 is 7.9 years.  The weighted average remaining contractual term of stock options exercisable at December 31, 2013 is 7.0 years.

Stock-based compensation expense for the years ended December 31, 2013 and 2012 was:

	2013	2012

Research and development	$227,085	$101,606
General and administrative	661,210	525,181
Total stock-based compensation expense	$888,295	$626,787

As of December 31, 2013, the total compensation expense related to unvested options not yet recognized totaled $2,283,314. The weighted-average vesting period over which the total compensation expense will be recorded related to unvested options not yet recognized at December 31, 2013 was approximately 2.6 years.  As of December 31, 2013, the Company had 76,229 options available for future grant under the Plan.

Index

The aggregate intrinsic value is calculated as the difference between (i) the closing price of the common stock at December 31, 2013 and (ii) the exercise price of the underlying awards, multiplied by the number of options that had an exercise price less than the closing price on the last trading day. Our outstanding and exercisable options had an intrinsic value of $591,574 as of December 31, 2013.

10.           INCOME TAXES

A reconciliation of income taxes at the U.S. Federal statutory rate to the benefit for income taxes is as follows:

	Year Ended December 31,
	2013	2012
Benefit at US federal statutory rate	$(5,279,264)	$(2,692,436)
State taxes - deferred	(901,800)	(395,946)
Increase in valuation allowance, inclusive of true-ups	6,850,118	3,088,382
Research and development credits	(599,003)	-
Sale of state net operating loss	-	(617,615)
Other	(70,051)	-
Benefit for income taxes	$-	$(617,615)

A summary of our deferred tax assets is as follows:

	Year Ended December 31,
	2013	2012
Federal and state net operating loss carryforwards	$16,791,893	$11,602,301
Federal and state research credits	2,846,245	1,938,664
Accrued expenses and other	752,945	-
Total gross deferred taxassets	20,391,083	13,540,965
Less: valuation allowance for deferred taxassets	(20,391,083)	(13,540,965)
Net deferred taxassets	$-	$-

As of December 31, 2013, the Company had Federal and state net operating loss carryforwards of approximately $44.1 million and $33.3 million, respectively.  The Company also had Federal and state research and development tax credit carryforwards of approximately $2.2 million and $0.6 million, respectively.  The net operating loss carryforwards and tax credits will expire at various dates beginning in 2027 if not utilized.

The Company received $617,615 in January 2012 from the sale of net operating loss and research and development credit carryforwards under the New Jersey Economic Development Authority Technology Business Tax Certificate Transfer Program.  These amounts are recorded on the financial statements as income tax benefits in the year they are received.

11.      SEGMENTS

The Company is engaged in the development and commercialization of human plasma and plasma-derived therapeutics.  The Company also operates an FDA-licensed source plasma collection facility located in Norcross, Georgia.  The Company defines its segments as those business units whose operating results are regularly reviewed by the chief operating decision maker (“CODM”) to analyze performance and allocate resources.  The Company’s CODM, is its President and Chief Executive Officer.

The plasma collection center segment includes the Company’s operation in Georgia.  The research and development segment includes the Company’s plasma development operations in New Jersey.

Index

Summarized financial information concerning reportable segments is shown in the following table:

Year Ended December 31,	Plasma Collection	Research and
2013	Center	Development	Corporate	Consolidated
Revenues	$3,023,503	$-	$44,074	$3,067,577
Cost of product revenue	2,023,441	-	-	2,023,441
Gross profit	1,000,062	-	44,074	1,044,136
Loss from operations	(1,418,094)	(9,303,077)	(4,321,260)	(15,042,431)
Other expense	(7,582)	-	(477,233)	(484,815)
Loss before income taxes	(1,425,676)	(9,303,077)	(4,798,493)	(15,527,246)
Property and equipment, net	587,032	2,729	175,538	765,299
Depreciation and
amortization expense	168,686	3,238	38,709	210,633

Year Ended December 31,	Plasma Collection	Research and
2012	Center	Development	Corporate	Consolidated
Revenues	$1,118,118	$-	$-	$1,118,118
Cost of product revenue	669,056	-	-	669,056
Gross profit	449,062	-	-	449,062
Loss from operations	(1,297,802)	(3,469,078)	(3,142,289)	(7,909,169)
Other income (expense)	-	-	(9,759)	(9,759)
Loss before income taxes	(1,297,802)	(3,469,078)	(3,152,048)	(7,918,928)
Property and equipment, net	687,462	5,967	85,868	779,297
Depreciation and
amortization expense	164,514	4,558	13,017	182,089

The “Corporate” column includes general and administrative overhead expenses.  Property and equipment, net, included in the “Corporate” column above includes assets related to corporate and support functions.

Index

EXHIBIT INDEX

Exhibit No.	Description
3.1 (1)	Certificate of Incorporation, as amended
3.2 (2)	Certificate of Amendment of Certificate of Incorporation
3.3 (3)	Bylaws
4.1 (4)	Specimen Common Stock Certificate
4.2 (1)	Form of Placement Agent Warrant
4.3 (5)	Form of Warrant Agreement with Hercules Technology Growth Capital, Inc.
4.4 (5)	Form of Secured Term Loan Promissory Note issued to Hercules Technology Growth Capital, Inc.
10.1† (6)	2007 Employee Stock Option Plan, as amended
10.2 (1)	Form of Securities Purchase Agreement, dated as of February 13, 2012
10.3 (1)	Form of Registration Rights Agreement, dated as of February 13, 2012
10.4 (1)	Amended and Restated Placement Agency Agreement, dated February 12, 2012, between ADMA Biologics, Inc. and the placement agent
10.5 (4)	Form of Lockup Agreement (February 13, 2012)
10.6† (1)	Employment Agreement, dated February 13, 2012, by and between ADMA Biologics, Inc. and Adam Grossman
10.7 (1)	Investors’ Rights Agreement, dated July 17, 2007, by and among the ADMA Biologics, Inc. and each of the investors listed on Schedule A thereto
10.8+ (7)	Manufacturing Agreement, dated as of October 23, 2006, by and between Biotest Pharmaceuticals Corporation and ADMA Biologics, Inc., as amended as of October 23, 2011 and as of December 2, 2011
10.9+ (7)	Plasma Purchase Agreement, dated as of November 17, 2011, between Biotest Pharmaceuticals Corporation and ADMA Biologics, Inc., as amended as of December 1, 2011
10.10 (4)	Agreement for Services, dated July 23, 2007, between ADMA Biologics, LLC and Areth Inc.
10.11 (1)
Agreement of Lease between ADMA BioCenters Georgia, Inc. and ADMA Biologics, Inc. and C1VF I-GA1W15-W23, LLC (DCT Holdings), effective June 1, 2008 and confirmed on November 13, 2008, for the premises located in Norcross, Georgia, as amended

10.12+*
Agreement of Lease, dated as of January 20, 2014, between ADMA BioCenters Georgia, Inc. and U.S. Bank National Association, as trustee, effective February 1, 2014, for the premises located in Marietta, Georgia

10.13 (1)	Form of Indemnification Agreement
10.14 †(8)	Employment Agreement, dated as of April 30, 2012, by and between ADMA Biologics, Inc. and Brian Lenz
10.15 (9)	Modification and Release Agreement, dated June 15, 2012, between ADMA Biologics, Inc. and the placement agent
10.16+(10)	Testing Services Agreement, dated June 7, 2012, between ADMA Biologics, Inc. and Quest Diagnostics Clinical Laboratories, Inc.
10.17+ (10)	Plasma Supply Agreement, dated June 22, 2012, between ADMA Biologics, Inc. and Biotest Pharmaceuticals Corporation
10.18+*	Amendment No. 1, dated February 25, 2014, to the Plasma Supply Agreement, dated June 22, 2012, between ADMA Biologics, Inc. and Biotest Pharmaceuticals Corporation
10.19† (10)	Employment Agreement, dated July 18, 2012, by and among the ADMA Biologics, Inc. and James Mond
10.20 (5)	Loan and Security Agreement, dated as of December 21, 2012, by and among ADMA Biologics, Inc., ADMA Plasma Biologics, Inc., ADMA BioCenters Georgia Inc. and Hercules Technology Growth Capital, Inc.
10.20.1*
First Amendment to Loan and Security Agreement, dated as of February 24, 2014, by and among ADMA Biologics, Inc., ADMA Plasma Biologics, Inc., ADMA BioCenters Georiga Inc. and Hercules Technology Growth Capital, Inc.

10.21 (5)	Equity Rights Letter, dated December 21, 2012, from ADMA Biologics, Inc. to Hercules Technology Growth Capital, Inc.

Index

10.22+ (5)	Manufacturing, Supply and License Agreement, dated as of December 31, 2012, by and between Biotest Pharmaceuticals Corporation and ADMA Biologics, Inc.
10.23+ (5)	License Agreement, dated December 31, 2012, by and between ADMA Biologics, Inc. and Biotest Aktiengesellschaft
10.24 (11)	Form of Underwriting Agreement
16.1 (1)	Letter from Sherb & Co, LLP regarding change in certifying accountants
21.1 (4)	Subsidiaries of Registrant
23.1*	CohnReznick LLP Consent
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials from ADMA Biologics, Inc. Form 10-K for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at December 31, 2013 and December 31, 2012, (ii) Statements of Operations for the years ended December 31, 2013 and 2012 (iii) Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013 and 2012, (iv) Statements of Cash Flows for the years ended December 31, 2013 and 2012 and (v) Notes to the Financial Statements

+ Confidential treatment requested as to certain portions of this exhibit.  Such portions have been redacted and submitted separately to the SEC.

* Filed herewith.

** Furnished herewith.

† Management compensatory plan, contract or arrangement.

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

(1)	Incorporated herein by reference to the Company’s Current Report on Form 8-K (000-52120), filed with the Commission on February 13, 2012.

(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K (000-52120), filed with the Commission on August 26, 2013.

(3)	Incorporated herein by reference to the Company’s Registration Statement on Form 10-SB (000-52120), filed with the Commission on July 10, 2006.

(4)	Incorporated herein by reference to Amendment No. 1 to the Company’s Current Report on Form 8-K/A (000-52120), filed with the Commission on March 29, 2012.

(5)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (333-186579), filed with the Commission on February 11, 2013.

(6)	Incorporated herein by reference to Exhibit A to the Information Statement on Schedule 14C (000-52120), filed with the Commission on October 29, 2012.

(7)	Incorporated herein by reference to Amendment No. 3 to the Company’s Current Report on Form 8-K/A (000-52120), filed with the Commission on June 22, 2012.

(8)	Incorporated herein by reference to the Company’s Current Report on Form 8-K (000-52120), filed with the Commission on May 3, 2012.

(9)	Incorporated herein by reference to the Company’s Current Report on Form 8-K (000-52120), filed with the Commission on June 21, 2012.

(10)	Incorporated herein by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (333-180449), filed with the Commission on August 10, 2012.

(11)	Incorporated herein by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (333-186579), filed with the Commission on April 8, 2013.