Form 10-Q
period 2014-03-31
ADMA BIOLOGICS, INC.
filed 2014-05-12
CIK 1368514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-52120

ADMA BIOLOGICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	56-2590442
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

465 State Route 17 South, Ramsey, New Jersey	07446
(Address of Principal Executive Offices)	(Zip Code)

(201) 478-5552
(Registrant’s Telephone Number, Including Area Code)

___________________________________________________
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

The number of shares outstanding of the issuer’s common stock as of May 9, 2014 was 9,291,823.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

i

Index

PART I

FINANCIAL INFORMATION

Item 1.           Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$26,517,959	$26,149,477
Short-Term Investments	2,203,040	2,935,184
Accounts Receivable	484,423	-
Inventories	984,493	1,669,058
Prepaid Expenses	597,598	298,730
Total Current Assets	30,787,513	31,052,449

Property and Equipment at Cost, Net	828,948	765,299
Other Assets:
Deferred Financing Costs	307,700	149,618
Deposits	27,163	12,577
Total Other Assets	334,863	162,195

TOTAL ASSETS	$31,951,324	$31,979,943

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$2,763,872	$2,709,489
Accrued Expenses	1,349,931	823,550
Accrued Interest	101,102	36,597
Current Portion of Deferred Revenue	75,556	75,556
Current Portion of Leasehold Improvement Loan	12,941	12,654
Total Current Liabilities	4,303,402	3,657,846
Notes Payable, Net of Debt Discount	9,674,139	4,865,228
Warrant Liability	214,368	-
End of Term Liability, Notes Payable	132,500	132,500
Deferred Revenue	1,561,481	1,580,370
Deferred Rent Liability	99,857	105,404
Leasehold Improvement Loan	61,890	65,236
TOTAL LIABILITIES	16,047,637	10,406,584
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock $0.0001 par value 75,000,000 shares
authorized, and 9,291,823 shares issued
and outstanding at March 31, 2014 and December 31, 2013	929	929
Additional Paid-In Capital	74,443,204	74,209,004
Accumulated Deficit	(58,540,446)	(52,636,574)
TOTAL STOCKHOLDERS' EQUITY	15,903,687	21,573,359
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,951,324	$31,979,943

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2014	2013

REVENUES:
Product revenue	$1,541,670	$792,935
License revenue	18,889	-
Total Revenues	1,560,559	792,935

OPERATING EXPENSES:
Cost of product revenue	977,030	529,046
Research and development	4,330,457	1,467,584
Plasma center	802,469	515,288
General and administrative	1,134,589	1,431,106

TOTAL OPERATING EXPENSES	7,244,545	3,943,024

LOSS FROM OPERATIONS	(5,683,986)	(3,150,089)

OTHER INCOME(EXPENSE):
Interest income	1,779	510
Interest expense	(226,885)	(128,796)
Change in fair value of stock warrants	5,220	36,728
TOTAL OTHER EXPENSE	(219,886)	(91,558)

NET LOSS	$(5,903,872)	$(3,241,647)

NET LOSS PER COMMON SHARE
Basic and Diluted	$(0.64)	$(0.55)

WEIGHTED AVERAGESHARES
OUTSTANDING, Basic and Diluted	9,291,823	5,871,002

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY
(Unaudited)

For the Three Months Ended March 31, 2014

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance - January 1, 2014	9,291,823	$929	$74,209,004	$(52,636,574)	$21,573,359
Stock-based compensation	-	-	234,200	-	234,200
Net loss	-	-	-	(5,903,872)	(5,903,872)
Balance - March 31, 2014	9,291,823	$929	$74,443,204	$(58,540,446)	$15,903,687

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,903,872)	$(3,241,647)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	48,299	43,613
Stock-based compensation	234,200	218,544
Warrant liability	(5,220)	(36,728)
Amortization of debt discount	28,498	20,344
Amortization of deferred financing costs	29,555	20,640
Payment-in-kind interest	19,505	-
Amortization of license revenue	(18,889)	-
Changes in operating assets and liabilities:
Accounts receivable	(484,423)	(287,215)
Inventories	684,566	258,326
Prepaid expenses	(298,868)	(543,681)
Other assets	6,103	195,361
Accounts payable	54,383	320,340
Accrued expenses	526,381	(70,412)
Accrued interest	45,000	33,292
Deferred rent liability	(5,548)	(5,548)
Net cash used in operating activities	(5,040,330)	(3,074,771)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of short-term investments	732,143	-
Purchase of property and equipment	(111,948)	(66,074)
Net cash provided by (used in) investing activities	620,195	(66,074)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Hercules note payable, net of fees	4,850,000	1,000,000
Payment of equity issuance costs	-	(71,514)
Debt issuance costs	(58,326)	-
Payments of leasehold improvement loan	(3,057)	(2,796)
Net cash provided by financing activities	4,788,617	925,690
NET INCREASE(DECREASE) IN CASH AND
CASH EQUIVALENTS	368,482	(2,215,155)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	26,149,477	12,535,672
CASH AND CASH EQUIVALENTS - END OF PERIOD	$26,517,959	$10,320,517

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$106,250	$61,389
Supplemental Disclosure of Noncash Financing Activities:
End of term liability for Hercules note payable	$-	$26,500
Warrants issued in connection with note payable	$219,588	$-
See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013

1.	ORGANIZATION AND BUSINESS

ADMA Biologics, Inc. (“ADMA” or the “Company”) is a late stage biopharmaceutical company that develops, manufactures, and intends to market specialty plasma-based biologics for the treatment and prevention of certain infectious diseases. The Company’s targeted patient populations include immune-compromised individuals who suffer from an underlying immune deficiency disease or who may be immune-suppressed for medical reasons. ADMA also operates its wholly owned subsidiary, ADMA BioCenters Georgia, Inc., (“ADMA BioCenters”), a source plasma collection business licensed by the U.S. Food and Drug Administration (“FDA”) and certified by the German Health Authority (“GHA”), which provides ADMA with a portion of its blood plasma for the manufacture of RI-002, ADMA’s lead product candidate, which is intended for the treatment of Primary Immune Deficiency Disease, (“PIDD”).

The Company has experienced net losses and negative cash flows from operations since inception in 2004 and expects these conditions to continue for the foreseeable future.  The Company has needed to raise capital from the sales of its equity securities and debt financings to sustain operations.

In October 2013, ADMA completed an initial public offering of its common stock at a price per share of $8.50, raising gross proceeds of $29.1 million.  Based upon the Company’s projected revenue and expenditures for 2014, management currently believes that its cash, cash equivalents and short-term investments as of March 31, 2014, in addition to the funds potentially available from its credit facility, are anticipated to be sufficient to fund ADMA’s operations into the first half of 2016.  Furthermore, if the Company’s assumptions underlying its estimated expenses and revenues prove to be wrong, it may have to raise additional capital sooner than anticipated.  Due to numerous risks and uncertainties associated with the research and development and potential future commercialization of its product candidate, the Company is unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with its anticipated clinical trials and development activities.  The Company’s current estimates may be subject to change as circumstances regarding our business requirements develop. The Company may decide to raise capital through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements.  The Company does not have any existing commitments for future external funding.  The Company may seek to sell additional equity or debt securities or obtain a bank credit facility.  The sale of additional equity or debt securities, if convertible, could result in dilution to the Company’s stockholders.  The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict the Company’s operations or other financing alternatives.

Additional equity or debt financing, grants, or corporate collaboration and potential licensing arrangements may not be available on acceptable terms, if at all.  If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate the Company’s research and development programs, reduce the Company’s planned clinical trials and delay or abandon potential commercialization efforts of the Company’s lead product candidate.  The Company may be required to obtain loans or raise additional funds to meet long-term obligations and continue operations. There can be no assurance that such funds, if available at all, can be obtained on terms acceptable to the Company. As of March 31, 2014, the Company had $26,517,959 in cash and cash equivalents and $2,203,040 in short-term investments.

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
MARCH 31, 2014 AND 2013

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of ADMA and its wholly-owned subsidiaries, ADMA Plasma Biologics, Inc. and ADMA BioCenters. All significant intercompany transactions and balances have been eliminated in consolidation.

The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) which in the opinion of management are necessary to present fairly the consolidated financial position of the Company as of March 31, 2014 and its results of operations and cash flows for the three months ended March 31, 2014 and 2013.  The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim periods or for the full year.  These interim financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report for the year ended December 31, 2013 on Form 10-K, filed with the U.S. Securities and Exchange Commission, (“the Commission”) on March 28, 2014.

The condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles, (“GAAP”), in accordance with the rules and regulations of the Commission for interim reporting.  Pursuant to such rules and regulations, certain information and footnote disclosures normally included in complete annual financial statements have been condensed or omitted.

Inventories

Plasma inventories (both plasma intended for resale and plasma intended for internal use in the Company's research and development activities) are carried at the lower of cost or market value determined on the first-in, first-out method.  Once the research and development plasma is processed to a finished product for ongoing clinical trials, it is then expensed to research and development.  Inventory at March 31, 2014 and 2013 consists of raw materials or source plasma intended for sale to third party customers.  Inventory also includes plasma collected at the Company’s FDA-licensed and GHA-certified plasma collection center.

Revenue recognition

Revenue from the sale of human plasma collected at the Company’s plasma collection center and plasma-derived medicinal products is recognized at the time of transfer of title and risk of loss to the customer, which usually occurs at the time of shipment.  Revenue is recognized at the time of delivery if the Company retains the risk of loss during shipment. Revenues are substantially attributed to one customer. Revenue from license fees and research and development services rendered are recognized as revenue when the performance obligations under the terms of the license agreement have been completed.  Deferred revenue of $1.7 million was recorded in the second quarter of 2013 as a result of certain research and development services to be provided in accordance with a license agreement and is being recognized over the term of the license.

Use of estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates include valuation of inventory, assumptions used in the fair value determination of stock-based compensation, warrants and the allowance for the valuation of future tax benefits.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013

Loss per common share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

Diluted net loss per share is calculated by dividing net loss attributable to common stockholders as adjusted for the effect of dilutive securities, if any, by the weighted average number of shares of common stock and potential dilutive common stock outstanding during the period.  Potential dilutive common stock includes the shares of common stock issuable upon the exercise of outstanding stock options and warrants (using the treasury stock method).  Potential dilutive common stock in the diluted net loss per share computation is excluded to the extent that they would be anti-dilutive.  No potentially dilutive securities are included in the computation of any diluted per share amounts as the Company reported a net loss for all periods presented.  The aggregate number of potentially dilutive securities upon the exercise of outstanding warrants and stock options was 1.0 million and 0.9 million as of March 31, 2014 and 2013, respectively.

Stock-based compensation

The Company follows recognized accounting guidance which requires all stock-based payments, including grants of stock options, to be recognized in the statement of operations as compensation expense, based on their fair values on the grant date. The estimated fair value of stock options granted under the Company’s 2007 Employee Stock Option Plan (the “Plan”) is recognized as compensation expense over the option-vesting period.

On February 21, 2014, the Board approved, subject to stockholder approval at the Annual Meeting of ADMA Biologics, Inc., the 2014 Omnibus Incentive Compensation Plan (the “2014 Plan”), incentive stock options to purchase an aggregate of 167,932 shares of the Company's common stock under the 2014 Plan, which is subject to stockholder approval at the Annual Meeting, to three of its executive officers. Stock options to purchase 99,309 shares were approved by the Board for the Company’s President and Chief Executive Officer, Adam S. Grossman; stock options to purchase 39,032 shares were approved by the Board for the Company’s Chief Financial Officer, Brian Lenz; and stock options to purchase 29,591 shares were approved by the Board for the Company's Chief Scientific and Medical Officer, James Mond, M.D., Ph.D. The stock options will vest over a period of four years and are exercisable at a price per share of $8.50, the closing price of the Company’s common stock on the OTC Bulletin Board on February 21, 2014. On February 21, 2014, the Board also approved, subject to stockholder approval at the Annual Meeting of the 2014 Plan, non-qualified stock options to purchase 9,000 shares of the Company's common stock under the 2014 Plan, which is subject to stockholder approval at the Annual Meeting, to each of its six non-employee directors.  The stock options will vest over a period of 24 months and terminate 12 months following separation and are exercisable at a price per share of $8.50, the closing price of the Company’s common stock on the OTC Bulletin Board on February 21, 2014. The maximum number of shares reserved for delivery under the 2014 Plan shall be: (a) 800,000 shares; plus (b) an annual increase to be added as of the first day of the Company’s fiscal year, beginning in 2015 and occurring each year thereafter through 2020, equal to the least of (i) 200,000 shares, (ii) 1% of the outstanding shares of common stock as of the end of the Company’s immediately preceding fiscal year, and (iii) any lesser number of shares determined by the Board; provided, however, that the aggregate number of shares available for issuance pursuant to such increases shall not exceed a total of 800,000 shares.  During the three months ended March 31, 2013, a total of 25,587 stock options to purchase shares of common stock were issued to employees.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013

3.	DEBT

Hercules Loan and Security Agreement

On December 21, 2012, the Company and its subsidiaries entered into a Loan and Security Agreement, (“the Loan Agreement”), with Hercules Technology Growth Capital, Inc., (“Hercules”).  Under the Loan Agreement, the Company borrowed $5.0 million consisting of $4.0 million on the closing date and an additional $1.0 million upon enrolling its first patient in its pivotal (Phase III) clinical study of its lead product candidate RI-002. On February 24, 2014, we entered into the First Amendment to the Loan Agreement, (“Loan Amendment”), under which the Company may borrow up to a maximum of $15.0 million. The Company borrowed $10.0 million on the closing date ($5.0 million of which was used to refinance existing debt with Hercules) and an additional $5.0 million will be made available upon the Company successfully meeting the clinical endpoints of a Phase III clinical study of RI-002 as a treatment for PIDD in a manner that supports a Biologic License Application filing, (“BLA”). If this objective is met, this $5.0 million tranche will be at the Company’s sole option. The loan bears interest at a rate per annum equal to the greater of (i) 8.75% and (ii) the sum of (a) 8.75% plus (b) the Prime Rate (as reported in The Wall Street Journal) minus (c) 5.75%. Payment-in-kind interest accrues on the outstanding principal balance of the loan, compounded monthly at 1.95% per annum.  Such accrued and unpaid interest is added to the principal balance of the loan on the first day of each month beginning on the month after the closing.  The Company plans to repay the principal over 27 months beginning no later than April 1, 2015 (unless extended to October 1, 2015 upon the Company meeting certain eligibility criteria for the final tranche), unless accelerated as a result of certain events of default.  A backend fee equal to $132,500 is due the earliest of April 1, 2016, the prepayment date and the date that the secured obligations become due and payable.  In addition, a first amendment commitment fee and a facility fee in the amount of $15,000 and $135,000, respectively, were paid at closing.   In the event the Company elects to prepay the loan, the Company is obligated to pay a prepayment charge corresponding to a percentage of the principal amount of the loan, with such percentage being: 2.5% if prepayment occurs in the first year, 1.5% if prepayment occurs in the second year and 0.5% if prepayment occurs after the second year but prior to the final day of the term.  The loan matures no later than January 1, 2018.  The loan is secured by the Company’s assets, except for its intellectual property (which is subject to a negative pledge). Interest is due and payable on the 1st day of every month and at the termination date, unless accelerated as a result of an event of default. The Loan Agreement contains customary representations, warranties and covenants, including limitations on incurring indebtedness, engaging in mergers or acquisitions and making investments, distributions or transfers.  The representations, warranties and covenants contained in the Loan Agreement were made only for purposes of such agreement and as of a specific date or specific dates, were solely for the benefit of the parties to such agreement, and may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures exchanged between the parties in connection with the execution of the Loan Agreement. Events of default under the agreement include, but are not limited to: (i) insolvency, liquidation, bankruptcy or similar events; (ii) failure to pay any debts due under the Loan Agreement or other loan documents on a timely basis; (iii) failure to observe any covenant or secured obligation under the Loan Agreement or other loan documents, which failure, in most cases, is not cured within 10 days of written notice by lender; (iv) occurrence of any default under any other agreement between us and the lender, which is not cured within 10 days; (v) occurrence of an event that could reasonably be expected to have a material adverse effect;  (vi) material misrepresentations; (vii) occurrence of any default under any other agreement involving indebtedness in excess of $50,000 or the occurrence of a default under any agreement that could reasonably be expected to have a material adverse effect; and (viii) certain money judgments are entered against us or a certain portion of our assets are attached or seized.   Remedies for events of default include acceleration of amounts owing under the Loan Agreement and taking immediate possession of, and selling, any collateral securing the loan.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013

In connection with the original Loan Agreement, the Company issued to Hercules a warrant to purchase 31,750 shares of common stock with an exercise price of $7.56, and under the amended Loan Agreement, the Company issued to Hercules a warrant to purchase an additional 34,800 shares of its common stock (and a warrant for an additional 23,200 shares of common stock if we borrow an additional $5.0 million as described above), with an exercise price set at the lower of (i) $7.50 per share or (ii) the price per share of the next round of financing over the next twelve months, subject to customary anti-dilution adjustments.  The warrants expire after 10 years and have piggyback registration rights with respect to the shares of common stock underlying the warrant.  In addition, the Company has also granted Hercules the option to invest (until the loan maturity date) up to $1.0 million in future equity financings at the same terms as the other investors.The Loan Agreement contains certain provisions that require the warrants issued to Hercules to be accounted for as a liability and “mark-to-market” each reporting period.  Changes in the valuation of this liability at the end of each reporting period will be included in its reported operating results, and may create volatility in its reported operating results. The fair value of the initial Loan Agreement warrant was calculated using a lattice-based option model in order to account for features in the warrant that could cause the exercise price to reset (“down round protection”) in the next issuance of our common stock (the next round of equity financing). The Company recorded the fair value of the warrant of $229,345 as warrant liability and as a debt discount to the carrying value of the loan.  The key assumptions used to value the warrants included the expected date of the next round of equity financing, volatility of 59% on our common stock based upon similar public companies volatilities for comparison, an expected dividend yield of 0.0%, and a term of 10 years.  As of October 22, 2013, the closing of the Initial Public Offering (“IPO”), the Company recorded $186,055 as the fair value of the warrant, as additional paid in capital.   As a result of the decrease in warrant liability, the Company recorded a $43,290 change in the fair value of warrant liability.  This warrant liability was adjusted from inception of the initial Loan Agreement to October 22, 2013, to fair value each reporting period using a lattice-based option model and the debt discount will be amortized to interest expense over the term of the loan. Upon the completion of the IPO of common stock in October 2013, the down round warrant protection feature resulting in the warrant liability’s quarterly “mark-to-market” valuation terminated and, therefore, this liability was reclassified to additional paid-in capital during the fourth quarter of 2013. The fair value of the amended Loan Agreement warrant was calculated using a lattice-based option model in order to account for features in the warrant that could cause the exercise price to reset (“down round protection”) in the next issuance of our common stock (the next round of equity financing). The Company recorded the fair value of the warrant of $219,588 as warrant liability and as a debt discount to the carrying value of the loan.  The key assumptions used to value the warrants included the expected date of the next round of equity financing, volatility of 60% on our common stock based upon similar public companies volatilities for comparison, an expected dividend yield of 0.0%, and a term of 10 years.  As of March 31, 2014, the Company recorded $214,368 as the fair value of the warrant. As a result of the decrease in warrant liability, the Company recorded a $5,220 change in the fair value of warrant liability.  This warrant liability will be adjusted from the date of the Loan Agreement on February 24, 2014, to fair value each reporting period using a lattice-based option model and the debt discount will be amortized to interest expense over the term of the loan. The down round warrant protection feature resulting in the warrant liability’s quarterly “mark-to-market” valuation will terminate at the end of the one-year period following the amended Loan Closing on February 24, 2014.

4.	STOCKHOLDERS’ EQUITY

The fair value of employee options granted was determined on the date of grant using the Black-Scholes option valuation model. The Black-Scholes model was developed for use in estimating the fair value of publicly traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Because there has been minimal data for the Company's stock and very little historical experience with the Company's stock options, similar public companies were used for comparison and expectations as to assumptions required for fair value computation using the Black-Scholes methodology.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013

Guidance for stock-based compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company currently estimates there will be no material forfeitures of options.

The weighted average remaining contractual life of stock options outstanding and expected to vest at March 31, 2014 is 7.6 years.  The weighted average remaining contractual life of stock options exercisable at March 31, 2014 is 6.9 years.

A summary of the Company’s option activity under the Plan and related information is as follows:

	Three Months Ended
	March 31, 2014
		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at beginning of period	826,995	$6.90

Forfeited	-	$-
Granted	-	$-
Outstanding at end of period and expected to vest	826,995	$6.90
Options exercisable	437,183	$6.36

Stock-based compensation expense for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended
	March 31,
	2014	2013

Research and development	$69,559	$53,107
General and administrative	164,641	165,437
Total stock based compensation expense	$234,200	$218,544

As of March 31, 2014, the total compensation expense related to unvested options not yet recognized totaled $2,049,114. The weighted-average vesting period over which the total compensation expense will be recorded related to unvested options not yet recognized at March 31, 2014 was approximately 2.3 years.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013

5.	RELATED PARTY TRANSACTIONS

The Company leases an office building and equipment from an entity owned by a related party on a month-to-month basis.  Rent expense amounted to $24,112 for each of the three months ended March 31, 2014 and 2013, respectively.

The Company maintains deposits and other accounts at a bank which is less than 5%-owned by a related party and where a stockholder and Company director is a member of the Board of Directors of the bank.

6.	COMMITMENTS AND CONTINGENCIES

General Legal Matters.

The Company is subject to certain legal proceedings and claims arising in connection with the normal course of our business. In the opinion of management, there are currently no claims that would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

The Company has two operating segments, (1) the plasma collection center segment, which includes the Company’s operation in Georgia; and (2) the research and development segment, which includes the Company’s plasma development operations in New Jersey.

Summarized financial information concerning reportable segments is shown in the following table:

	Plasma
Three Months Ended	Collection	Research and
March 31, 2014	Center	Development	Corporate	Consolidated
Revenues	$1,541,670	$-	$18,889	$1,560,559
Cost of product revenue	977,030	-	-	977,030
Gross profit	564,640	-	18,889	583,529
Loss from operations	(237,829)	(4,330,457)	(1,115,700)	(5,683,986)
Other expense	(1,730)	-	(218,156)	(219,886)
Net loss	(239,559)	(4,330,457)	(1,333,856)	(5,903,872)
Property and equipment, net	655,342	1,920	171,686	828,948
Depreciation and
amortization expense	35,983	809	11,507	48,299

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013

Three Months Ended	Collection	Research and
March 31, 2013	Center	Development	Corporate	Consolidated
Revenues	$792,935	$-	$-	$792,935
Cost of product revenue	529,046	-	-	529,046
Gross profit	263,889	-	-	263,889
Loss from operations	(251,399)	(1,467,584)	(1,431,106)	(3,150,089)
Other expense	-	-	(91,558)	(91,558)
Net loss	(251,399)	(1,467,584)	(1,522,664)	(3,241,647)
Property and equipment, net	708,994	5,131	87,632	801,757
Depreciation and
amortization expense	36,833	836	5,944	43,613

The “Corporate” column includes general and administrative overhead expenses.  Property and equipment, net, included in the “Corporate” column above includes assets related to corporate and support functions.

Index

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements as of, and for, the three months ended March 31, 2014 and 2013 and our Annual Report for the year ended December 31, 2013 on Form 10-K, filed with the U.S. Securities and Exchange Commission, or the Commission, on March 28, 2014.

Forward-Looking Statements

This quarterly report for the quarterly period ended March 31, 2014 on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).   Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance or achievements, and may contain the words “estimate,” “project,” “intend,” “forecast,” “anticipate,” “plan,” “planning,” “expect,” “believe,” “will,” “will likely,” “should,” “could,” “would,” “may” or, in each case, their negative, or words or expressions of similar meaning.  These forward-looking statements include, but are not limited to, statements concerning the timing, progress and results of the clinical development, regulatory processes, potential clinical trial initiations, potential investigational new product applications, biologics license applications, and commercialization efforts relating to our product candidate(s) and the limitation of our available cash.  The forward-looking statements contained in this report represent our estimates and assumptions only as of the date of this report and we undertake no duty or obligation to update or revise publicly any forward-looking statements contained in this report as a result of new information, future events or changes in our expectations, except as required by applicable law or rules.  Forward-looking statements are subject to many risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in our Annual Report for the year ended December 31, 2013 on Form 10-K as filed with the Commission on March 28, 2014, and in other filings with the Commission.

In addition to the risks identified under the heading “Risk Factors” in the filings referenced above, many important factors affect our ability to achieve our plans and objectives and to successfully develop and commercialize our product candidates.  Among other things, the projected commencement and completion of our clinical trials may be affected by difficulties or delays. In addition, our results may be affected by our ability to manage our financial resources, difficulties or delays in developing manufacturing processes for our product candidates, preclinical and toxicology testing and regulatory developments. Delays in clinical programs, whether caused by competitive developments, adverse events, patient enrollment rates, regulatory issues or other factors, could adversely affect our financial position and prospects. Prior clinical trial program designs and results are not necessarily indicative of future clinical trial designs or results. If our product candidates do not meet safety or efficacy endpoints in clinical evaluations, they will not receive regulatory approval and we will not be able to market them. We may not be able to enter into any strategic partnership agreements. Operating expense and cash flow projections involve a high degree of uncertainty, including variances in future spending rates due to changes in corporate priorities, the timing and outcomes of clinical trials, competitive developments and the impact on expenditures and available capital from licensing and strategic collaboration opportunities. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more of our drug development or discovery research programs. We may not ever have any products that generate significant revenue.

Index

Therefore, current and prospective security holders are cautioned that there can be no assurance that the forward-looking statements included in this document will prove to be accurate.

Overview

We are a late stage biopharmaceutical company that develops, manufactures, and intends to market specialty plasma-based biologics for the treatment and prevention of certain infectious diseases. Our targeted patient populations include immune-compromised individuals who suffer from an underlying immune deficiency disorder or who may be immune-suppressed for medical reasons. Our product candidates are intended to be used by physician specialists focused on caring for immune-compromised patients with infectious diseases. RI-002, our lead product candidate, for which we have completed enrollment in our pivotal Phase III clinical trial, is intended for the treatment of primary immune deficiency disease, or PIDD. RI-002 is an injectable immune globulin (human), or IGIV, derived from human plasma, which contains immune globulins extracted from source plasma in a manufacturing process called fractionation and is enriched with high levels of naturally occurring polyclonal antibodies (e.g., streptococcus pneumoniae, H. influenza type B, Cytomegalovirus or CMV, measles, tetanus, etc.) as well as high levels of antibodies targeted to respiratory syncytial virus, or RSV. RSV is a common virus that ordinarily leads to mild, cold-like symptoms in healthy adults and children. In high-risk groups, such as the immune-compromised, RSV can lead to a more serious infection and may even cause death. Our unique and exclusive microneutralization assay allows us to effectively identify and isolate donor plasma with high-titer RSV antibodies, to standardize RI-002’s potency and thereby potentially garner a premium price.

We completed patient enrollment in our pivotal Phase III clinical trial of RI-002 for the treatment of patients with PIDD. The trial is a single arm, open label study in which patients will be treated approximately once per month for a period of 12 months of treatment plus up to 90 days of safety monitoring and follow up. We have enrolled 59 patients in 9 treatment centers throughout the United States.  As of April 2014, we have administered approximately 70% of the forecasted number of infusions to patients. Some patients have already completed, or are approaching their 12 months of complete treatments in our Phase III study.  The pivotal Phase III study design follows the published U.S. Food and Drug Administration’s or FDA’s “Guidance for Industry:  Safety, Efficacy, and Pharmacokinetic Studies to Support Marketing of Immune Globulin Intravenous (Human) as Replacement Therapy for Primary Humoral Immunodeficiency” (Center for Biologics Evaluation and Research June 2008).  The primary endpoint in our Phase III study, as described in the FDA’s guidance for industry provides for a reduction in the incidence of serious infections to less than one per year in each subject receiving IGIV. The secondary endpoint is safety and includes other data collection points including antibody titers for certain agents, including RSV antibody levels at various time points after infusion. Our protocol has been developed in accordance with the FDA’s Guidance for Industry (June 2008), and if successful data is obtained, we believe that this single Phase III trial and complete Biological License Application, or BLA, submission should lead to FDA approval for RI-002. We expect to have preliminary data from the pivotal Phase III clinical trial during the fourth quarter of 2014. Once data is available, we expect to file a BLA with the FDA during the first half of 2015 in accordance with the FDA’s guidance for industry. The FDA could approve our BLA within approximately one year of filing, and potential first commercial sales could occur as early as the first half of 2016.

Index

In prior clinical studies, we conducted a randomized, double-blind, placebo-controlled Phase II clinical trial to evaluate RI-001, RI-002’s predecessor product candidate, in immune-compromised, RSV-infected patients. This trial was conducted with 21 patients in the United States, Canada, Australia, and New Zealand. The Phase II dose-ranging trial demonstrated a statistically significant improvement in the change from baseline RSV titers to Day 18 in the high dose and low dose treatment groups when compared with placebo (p=0.0043 and p=0.0268, respectively). The mean fold increase for high dose was 9.24 (95% CI 4.07, 21.02) and the observed mean fold increase for low dose was 4.85 (95% CI 2.22, 10.59). The mean fold change for placebo treated patients was 1.42 (95% CI 0.64, 3.17). In addition, more patients in the high dose (85.7%) and lose dose (42.9%) groups experienced greater than a 4-fold increase from baseline to Day 18 in RSV titer levels compared to placebo (0%). There were no serious drug-related adverse events reported during the trial.

From April 2009 through February 2011, RI-001 was administered to 15 compassionate use patients where physicians requested emergency access to the product for treating their patients with documented lower respiratory tract RSV infections. Serum samples were obtained from 13 patients. Samples showed that after treatment with RI-001, patients had a four-fold or greater rise in RSV antibody titers from baseline. Serum samples were not obtained from two patients that received Palivizumab. The drug was well-tolerated in these 15 patients and there were no reports of serious adverse events attributable to RI-001.

Data from our Phase II trial, compassionate use experience and testing of RI-002 in the cotton rat RSV animal model has been presented at various conferences during 2013 and 2014.

Our Product Candidate

RI-002

RI-002 is a polyclonal human IGIV product. This means that the IGIV contains a wide array of antibodies that are obtained from different B-cell resources.  Polyclonal antibodies are the primary component of IGIV products.  RI-002 is initially being developed as a treatment for patients with PIDD. PIDD is a disorder that causes a person’s immune system not to function properly.  PIDD is caused by hereditary or genetic defects and can affect anyone regardless of age or gender.  There are varying types of PIDD ranging from mild to severe cases.  Currently, it is estimated that there are about 250,000 patients living with PIDD in the United States. By using our unique and exclusive assay, we are able to identify plasma donors with elevated amounts of RSV antibodies measure these donors’ plasma RSV levels and formulate RI-002 with standardized high levels of RSV antibodies, while also meeting standards for IGIV products. In addition, by using our unique and exclusive assay within manufacturing, we are able to demonstrate consistent lot-to-lot RSV antibody titer potency. To our knowledge, there is no other IGIV product currently on the market that contains standardized high levels of RSV antibodies and is produced with reported consistent lot-to-lot potency, which also meets standards for IGIV products. We believe these characteristics will differentiate RI-002 from currently marketed IGIV products. RI-002 is manufactured using an FDA approved contract manufacturing facility in the United States.

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

RSV is a common respiratory virus that often presents during the winter months.  Nearly all children will have been infected with RSV by 3 years of age; however, the immune systems of most healthy children prevent significant morbidity and mortality from the disease.  Conversely, in patients that are immune-compromised, such as those with PIDD or who have undergone a transplant and may be on immunosuppressive drugs, RSV infection can cause significant morbidity and mortality.

As noted in the medical literature, immune-compromised patients historically have had a 5% to 15% rate of RSV infection.  If left untreated, lower respiratory tract RSV infections in immune-compromised patients can result in a mortality rate of up to 40%.

Financial Operations Overview

Revenues

As of March 31, 2014, we have generated $6,507,296 of revenue since inception.  Revenue is comprised of $6,444,333 from the product sale of normal source human plasma collected at our plasma collection center and plasma-derived medicinal products and $62,963 of license revenues attributed to the out-licensing of RI-002 to Biotest AG to market and sell in Europe and selected countries in North Africa and the Middle East.  In exchange, Biotest Pharmaceuticals Corporation, or Biotest, a subsidiary of Biotest AG, has provided us with certain services in accordance with the related license agreement and is obligated to pay us certain milestone payments in the future if such milestones are achieved.  Revenue is recognized at the time of transfer of title and risk of loss to the customer, which usually occurs at the time of shipment; however, revenue is recognized at the time of delivery if we retain the risk of loss during shipment.

Our revenues are substantially attributed to one customer.  Revenue from license fees and research and development services rendered are recognized as revenue when we have completed the performance obligations under the terms of the license agreement with Biotest.  Deferred revenue of $1.7 million was recorded in the second quarter of 2013 as a result of certain research and development services to be provided in accordance with a license agreement and is being recognized over the term of the license.

Research and Development Expense

Research and development, or R&D, expense consists of clinical research organization and clinical trial costs related to our clinical trial, consulting expenses relating to regulatory affairs, quality control and manufacturing, assay development and ongoing testing costs, drug product manufacturing including the cost of plasma, plasma storage and transportation costs, as well as wages and benefits for employees including stock based compensation directly related to the research and development of RI-002.  All R&D is expensed as incurred.

Index

The process of conducting pre-clinical studies and clinical trials necessary to obtain FDA approval is costly and time consuming.  The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, the quality of the product candidate’s early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability.  As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates.  Development timelines, probability of success and development costs vary widely.  R&D expense for the three months ended March 31, 2014 increased significantly compared to the three months ended March 31, 2013, due to manufacturing services for our Phase III clinical study of RI-002 as provided by Biotest under our license agreement with them.  We expect that our R&D expense will increase throughout 2014, primarily attributable to the further development of RI-002 and our related clinical Phase III program.

General and Administrative Expense

General and administrative, or G&A expense, consists of wages, stock based compensation and benefits for senior management and staff unrelated to R&D, legal fees, accounting and auditing fees, information technology, rent, maintenance and utilities, insurance,  travel and other expenses related to the general operations of the business.  G&A expense also includes a write-off of deferred financing fees related to our financing activities during 2013.  We expect that our G&A expense will continue to increase throughout the remainder of 2014 as a result of hiring additional staff.

Interest Income and Interest Expense

Interest income consists of interest earned on our cash, cash equivalents and short-term investments.  Interest expense consists of interest incurred on our notes payable, as well as the amortization and write-off of deferred financing costs and debt discounts and a charge for the beneficial conversion feature relating to our convertible notes.

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Summary table

The following table presents a summary of the changes in our results of operations for the three months ended March 31, 2014 compared to the three months ended March 31, 2013:

Index

			Percentage
	Quarter Ended March 31,		Increase/
	2014	2013	(Decrease)
Revenues	$1,560,559	$792,935	97%
Cost of product revenue	$977,030	$529,046	85%
Gross profit	$583,529	$263,889	>100%
Research and development expenses	$4,330,457	$1,467,584	>100%
Plasma center operating expenses	$802,469	$515,288	56%
General and administrative expenses	$1,134,589	$1,431,106	-21%
Total operating expenses	$7,244,545	$3,943,024	84%
Other income (expense), net	$(219,886)	$(91,558)	>100%
Net loss	$(5,903,872)	$(3,241,647)	82%
Net loss in plasma collection segment	$(239,559)	$(251,399)	-5%
Net loss attributable to research and
development	$(4,330,457)	$(1,467,584)	>100%

Revenues

We recorded total revenues of $1,560,559 for the three months ended March 31, 2014 and $792,935 for the three months ended March 31, 2013. Product revenue was $1,541,670 for the three months ended March 31, 2014 from the sale of blood plasma collected in our FDA-licensed, GHA-certified Georgia based blood plasma collection center, compared to product revenue of $792,935 for the three months ended March 31, 2013.  Product revenue for the quarter ended March 31, 2014 was primarily attributed to sales made pursuant to our plasma supply agreement with Biotest signed in June 2012, under which Biotest purchases normal source plasma from our wholly owned subsidiary, ADMA BioCenters, to be used in their manufacturing.  The increase in product revenue of $748,735 was attributed to increased donor collections, advertising and promotions to attract more plasma donors, as well as the expansion of additional plasma donor equipment.  For the three months ended March 31, 2014, license revenue was $18,889, which relates to services provided by Biotest in accordance with our license agreement.  There was no license revenue for the same period in 2013.  We have not generated any revenue from our therapeutics, research and development business.

Cost of Product Revenue

Cost of product revenue was $977,030 for the three months ended March 31, 2014, and $529,046 for the three months ended March 31, 2013.  The increased cost of product revenues for the three months ended March 31, 2014 and 2013 was related to the costs associated with the increased donor collections, production and sale of normal source plasma.

Research and Development Expenses

R&D expenses were $4,330,457 for the three months ended March 31, 2014, an increase of $2,862,873 from $1,467,584 for the three months ended March 31, 2013.  R&D expenses increased during the three months ended March 31, 2014, compared to the three months ended March 31, 2013, primarily attributed to increased manufacturing and production activities during the first quarter of 2014.  As of the end of the first quarter 2014, we have completed the manufacturing of our clinical drug product, which resulted in the increased manufacturing costs.

Index

Plasma Center Operating Expenses

Our wholly owned subsidiary, ADMA BioCenters' operating expenses were $802,469 for the three months ended March 31, 2014, an increase of $287,181 from $515,288 for the three months ended March 31, 2013.  These operating expenses consist of G&A overhead, including rent, maintenance, utilities, wages and benefits for center staff, plasma collection supplies, plasma transportation and storage (off-site), advertising and promotion expenses, and computer software fees related to donor collections.  The increase in expenses were primarily a result of increased donor collections during the three months ended March 31, 2014.  We expect that as plasma collection increases, our operating expenses will also increase accordingly in our wholly owned subsidiary.

General and Administrative Expenses

G&A expenses were $1,134,589 for the three months ended March 31, 2014, a decrease of $296,517 from $1,431,106 for the three months ended March 31, 2013.  G&A expenses primarily decreased as a result of higher professional fees in 2013 associated with financing activities, compared to the three months ended March 31, 2014.

Total Operating Expenses

Total operating expenses were $7,244,545 for the three months ended March 31, 2014 an increase of $3,301,521 from $3,943,024 for the three months ended March 31, 2013, for the reasons stated above.

Other Income (Expense); Interest Expense

Other expense, net was $219,886 for the three months ended March 31, 2014, compared to $91,558 for the three months ended March 31, 2013.  The increase in interest expense was attributed to increased debt, amortization of debt discount and deferred financing fees related to the Hercules notes outstanding as of March 31, 2014.  In connection with the Hercules notes, as of February 24, 2014, we recorded $219,588 as the fair value of the warrant issued to Hercules, as warrant liability and as a debt discount to the carrying value of the loan.  As of March 31, 2014, we recorded $214,368 as the fair value of the warrant, as a warrant liability.   As a result of the decrease in warrant liability during the quarter ended March 31, 2014, we recorded a $5,220 change in the fair value of warrant liability.  This warrant liability is adjusted to fair value each reporting period using a lattice-based option model.  The debt discount is being amortized to interest expense over the term of the loan.

Net Loss

Net loss increased to $5,903,872 for the three months ended March 31, 2014, from $3,241,647 for the three months ended March 31, 2013 for the reasons stated above.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $5,040,330 for the three months ended March 31, 2014.  The net loss for this period was higher than net cash used in operating activities by $863,542, which was primarily attributable to increases in accounts receivable of $484,423, related to sales of our normal source plasma, prepaid expenses of $298,868 mostly related to our Phase III vendor payments for manufacturing and clinical research organization services, accrued expenses of $526,381 related to vendors and service providers, and a decrease in inventories of $684,566 related to the sales of our normal source plasma and use in our clinical trial, offset by depreciation and amortization of $48,299 and stock-based compensation of $234,200.

Index

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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $620,195 for the three months ended March 31, 2014, which was related to the decrease in short-term investments of $732,143 offset by purchases of equipment and primarily for expansion of our ADMA BioCenters wholly owned subsidiary of $111,948.

Net cash used in investing activities was $66,074 for the three months ended March 31, 2013, which pertained to purchases of office equipment and licensing software.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled $4,788,617 for the three months ended March 31, 2014, which primarily consisted of $4,850,000 of net proceeds received from Hercules offset by debt issue costs of $58,326 and payments on our leasehold improvement loan for our ADMA BioCenters wholly owned subsidiary.

Net cash provided by financing activities of $925,690 for the three months ended March 31, 2013, which primarily pertained to proceeds from a $1,000,000 loan from Hercules offset by equity issuance costs of $71,514 and payments on our leasehold improvement loan for our ADMA BioCenters wholly owned subsidiary.

Liquidity and Capital Resources

Overview

We have had limited revenue from operations and we have incurred cumulative losses of $58.5 million since inception.  We have funded our operations to date primarily from equity investments, loans from a venture debt lender and loans from our primary stockholders.  We received net cash proceeds of approximately $26.5 million in October 2013 from our Initial Public Offering, or IPO, a total of $10.0 million from a venture debt lender in various financings since 2012; and $15.3 million in the 2012 Financing.

Index

Based upon our projected revenue and expenditures for 2014, we currently believe that our cash, cash equivalents and short-term investments as of March 31, 2014, in addition to the funds available from our credit facility, are anticipated to be sufficient to fund our operations into the first half of 2016.   We estimate that such funds will be sufficient to enable us to achieve FDA approval for RI-002 in the United States at the earliest in the second half of 2015, if at all, and, therefore, we will not be able to generate revenues from the commercialization of RI-002 until the earliest, the first half of 2016, if at all. Furthermore, if our assumptions underlying our estimated revenues and expenses prove to be wrong, we may have to raise additional capital earlier than anticipated.  Because of numerous risks and uncertainties associated with the research, development and future commercialization of our product candidate, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our anticipated clinical trials and development activities.  Our current estimates may be subject to change as circumstances regarding our business requirements develop. We may decide to raise capital through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements.  We do not have any existing commitments for future external funding.  We may seek to sell additional equity or debt securities or obtain a bank credit facility.  The sale of additional equity or debt securities, if convertible, could result in dilution to our current stockholders.  The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations or other future financing alternatives.

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

As of March 31, 2014, we had working capital of $26.5 million, consisting primarily of $26.5 of cash and cash equivalents, $2.2 million of short-term investments and $1.0 million of inventories, prepaid expenses of $0.6 million and accounts receivable of $0.4 million offset primarily by $2.8 million of accounts payable and $1.3 million of accrued expenses.

Future Financing Needs

The net proceeds of $26.5 million from our IPO, $10.0 million from Hercules our venture debt lender and $15.3 million from the 2012 Financing are being used to test plasma donors for RSV titers, collect and procure plasma, manufacture drug product, conduct clinical trial(s), expansion of our ADMA BioCenters operations and satisfy existing accounts payable, general and administrative expenses and other business activities and general corporate purposes, including for the payment of accrued expenses and premiums for directors’ and officers’ insurance.  We currently believe that based on our projected revenue and expenditures for 2014, and our cash, cash equivalents and short-term investments and funds potentially available by our venture debt lenders as of March 31, 2014, are anticipated to be sufficient to fund our operations into the first half of 2016.

Our ability to continue as a going concern will be dependent on our ability to raise additional capital when needed, to fund our research and development and commercial programs and to meet our obligations on a timely basis.  If we are unable to successfully raise sufficient additional capital, we will likely have insufficient cash flow and liquidity to fund our business operations, forcing us to delay, discontinue or prevent product development and clinical trial activities or the approval of any of our potential products or curtail our activities and, ultimately, potentially cease operations.  Even if we are able to raise additional capital, such financings may only be available on unattractive terms, or could result in significant dilution of stockholders’ interests and, in such event, the value and potential future market price of our common stock may decline.  In addition, the incurrence of additional indebtedness would result in increased fixed obligations and could result in covenants that could restrict our operations or other financing alternatives.

Index

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued certain accounting pronouncements as of March 31, 2014 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the quarter ended March 31, 2014 or that they will have a significant impact at the time they become effective.

Critical Accounting Policies and Estimates

On April 5, 2012, the Jumpstart Our Business Startups Act, or the JOBS Act, was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,”  under Section 7(a)(2)(B) of the Securities Act, we may delay adoption of new or revised accounting standards applicable to public companies until such standards would otherwise apply to private companies. We may take advantage of this extended transition period until the first to occur of the date that we (i) are no longer an “emerging growth company” or (ii) affirmatively and irrevocably opt out of this extended transition period. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. Until the date that we are no longer an “emerging growth company” or affirmatively and irrevocably opt out of the exemption provided by Section 7(a)(2)(B) of the Securities Act, upon issuance of a new or revised accounting standard that applies to our financial statements and that has a different effective date for public and private companies, we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard.

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles, or GAAP in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses.  On an ongoing basis, we evaluate these estimates and judgments, including those described below.  We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results and experiences may differ materially from these estimates.

While our significant accounting policies are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Commission on March 28, 2014 and in other filings with the Commission, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in preparing our financial statements.

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

For purposes of valuing options and warrants granted to our employees, non-employees and directors and officers through the three months ended March 31, 2014, we used the Black-Scholes option pricing model.    To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of the grant with a term consistent with the expected term of our awards.  The expected term of the options granted is in accordance with Staff Accounting Bulletin 107, which is based on the average between vesting terms and contractual terms.  The expected dividend yield reflects our current and expected future policy for dividends on our common stock.  The expected stock price volatility for our stock options was calculated by examining historical volatilities for similar publicly traded industry peers, since we do not have any trading history for our common stock.  We will continue to analyze the expected stock price volatility and expected term assumptions as historical data for our common stock becomes available.  We have not experienced any material forfeitures of stock options and, as such, have not established a forfeiture rate since the stock options currently outstanding are primarily held by our senior management and directors.  We will continue to evaluate the effects of such future potential forfeitures, as they may arise, to evaluate our estimated forfeiture rate.

Research and Development Costs

Our expenses include all R&D costs as incurred including the disposition of plasma and equipment for which there is no alternative future use. Such expenses include costs associated with planning and conducting clinical trials.

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

Index

Accounting for Hercules Loan and Security Agreement

On December 21, 2012, the Company and its subsidiaries entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules Technology Growth Capital, Inc., or Hercules.  Under the Loan Agreement, the Company borrowed $5.0 million, consisting of $4.0 million on the closing date, and an additional $1.0 million upon enrolling its first patient in its pivotal (Phase III) clinical study of its lead product candidate RI-002. On February 24, 2014, we entered into the First Amendment to the Loan Agreement, or Loan Amendment, under which the Company may borrow up to a maximum of $15.0 million. The Company borrowed $10.0 million on the closing date ($5.0 million of which was used to refinance existing debt with Hercules) and an additional $5.0 million will be made available upon the Company successfully meeting the clinical endpoints of a Phase III clinical study of RI-002 as a treatment for Primary Immunodeficiency Diseases in an manner that supports a BLA filing. If this objective is met, this $5.0 million tranche will be at the Company’s sole option. The loan bears interest at a rate per annum equal to the greater of (i) 8.75% and (ii) the sum of (a) 8.75% plus (b) the Prime Rate (as reported in The Wall Street Journal) minus (c) 5.75%. Payment-in-kind interest accrues on the outstanding principal balance of the loan compounded monthly at 1.95% per annum.  Such accrued and unpaid interest is added to the principal balance of the loan on the first day of each month beginning on the month after the closing.  The Company plans to repay the principal over 27 months beginning no later than April 1, 2015 (unless extended to October 1, 2015 upon the Company meeting certain eligibility criteria for the final tranche), unless accelerated as a result of certain events of default.  A backend fee equal to $132,500 is due the earliest of April 1, 2016, the prepayment date and the date that the secured obligations become due and payable.  In addition, a first amendment commitment fee and a facility fee in the amount of $15,000 and $135,000, respectively, were paid at closing.   In the event the Company elects to prepay the loan, the Company is obligated to pay a prepayment charge corresponding to a percentage of the principal amount of the loan, with such percentage being: 2.5% if prepayment occurs in the first year, 1.5% if prepayment occurs in the second year and 0.5% if prepayment occurs after the second year but prior to the final day of the term.  The loan matures no later than January 1, 2018.  The loan is secured by the Company’s assets, except for its intellectual property (which is subject to a negative pledge). Interest is due and payable on the 1st of every month and at the termination date, unless accelerated as a result of an event of default. The Loan Agreement contains customary representations, warranties and covenants, including limitations on incurring indebtedness, engaging in mergers or acquisitions and making investments, distributions or transfers.  The representations, warranties and covenants contained in the Loan Agreement were made only for purposes of such agreement and as of a specific date or specific dates, were solely for the benefit of the parties to such agreement, and may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures exchanged between the parties in connection with the execution of the Loan Agreement. Events of default under the agreement include, but are not limited to: (i) insolvency, liquidation, bankruptcy or similar events; (ii) failure to pay any debts due under the Loan Agreement or other loan documents on a timely basis; (iii) failure to observe any covenant or secured obligation under the Loan Agreement or other loan documents, which failure, in most cases, is not cured within 10 days of written notice by lender; (iv) occurrence of any default under any other agreement between us and the lender, which is not cured within 10 days; (v) occurrence of an event that could reasonably be expected to have a material adverse effect;  (vi) material misrepresentations; (vii) occurrence of any default under any other agreement involving indebtedness in excess of $50,000 or the occurrence of a default under any agreement that could reasonably be expected to have a material adverse effect; and (viii) certain money judgments are entered against us or a certain portion of our assets are attached or seized.   Remedies for events of default include acceleration of amounts owing under the Loan Agreement and taking immediate possession of, and selling, any collateral securing the loan.

Index

In connection with the original Loan Agreement, the Company issued to Hercules a warrant to purchase 31,750 shares of common stock with an exercise price of $7.56, and under the amended Loan Agreement, the Company issued to Hercules a warrant to purchase an additional 34,800 shares of its common stock (and a warrant for an additional 23,200 shares of common stock if we borrow an additional $5.0 million as described above), with an exercise price set at the lower of (i) $7.50 per share or (ii) the price per share of the next round of financing over the next twelve months, subject to customary anti-dilution adjustments.  The warrants expire after 10 years and have piggyback registration rights with respect to the shares of common stock underlying the warrant.  In addition, the Company has also granted Hercules the option to invest (until the loan maturity date) up to $1.0 million in future equity financings at the same terms as the other investors.The Loan Agreement contains certain provisions that require the warrants issued to Hercules to be accounted for as a liability and “mark-to-market” each reporting period.  Changes in the valuation of this liability at the end of each reporting period will be included in its reported operating results, and may create volatility in its reported operating results. The fair value of the initial Loan Agreement warrant was calculated using a lattice-based option model in order to account for features in the warrant that could cause the exercise price to reset (“down round protection”) in the next issuance of our common stock (the next round of equity financing). The Company recorded the fair value of the warrant of $229,345 as warrant liability and as a debt discount to the carrying value of the loan.  The key assumptions used to value the warrants included the expected date of the next round of equity financing, volatility of 59% on our common stock based upon similar public companies volatilities for comparison, an expected dividend yield of 0.0%, and a term of 10 years.  As of October 22, 2013, the closing of the IPO, the Company recorded $186,055 as the fair value of the warrant, as additional paid in capital.   As a result of the decrease in warrant liability, the Company recorded a $43,290 change in the fair value of warrant liability.  This warrant liability was adjusted from inception of the initial Loan Agreement to October 22, 2013, to fair value each reporting period using a lattice-based option model and the debt discount will be amortized to interest expense over the term of the loan. Upon the completion of the IPO of common stock in October 2013, the down round warrant protection feature resulting in the warrant liability’s quarterly “mark-to-market” valuation terminated and, therefore, this liability was reclassified to additional paid-in capital during the fourth quarter of 2013. The fair value of the amended Loan Agreement warrant was calculated using a lattice-based option model in order to account for features in the warrant that could cause the exercise price to reset (“down round protection”) in the next issuance of our common stock (the next round of equity financing). The Company recorded the fair value of the warrant of $219,588 as warrant liability and as a debt discount to the carrying value of the loan.  The key assumptions used to value the warrants included the expected date of the next round of equity financing, volatility of 60% on our common stock based upon similar public companies’ volatilities for comparison, an expected dividend yield of 0.0%, and a term of 10 years.  As of March 31, 2014, the Company recorded $214,368 as the fair value of the warrant. As a result of the decrease in warrant liability, the Company recorded a $5,220 change in the fair value of warrant liability.  This warrant liability will be adjusted from inception of the amended Loan Agreement on February 24, 2014, to fair value each reporting period using a lattice-based option model and the debt discount will be amortized to interest expense over the term of the loan. The down round warrant protection feature resulting in the warrant liability’s quarterly “mark-to-market” valuation will terminate at the end of the one-year period following the amended Loan Closing on February 24, 2014.

Index

Off-Balance Sheet Arrangements

The Company has entered into leases for its wholly owned subsidiary, ADMA BioCenters in Georgia.  There is a total minimum rent due under these leases of $3.4 million through the end of the lease terms.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.            Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We designed our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

As of the end of the three months ended March 31, 2014, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures.  Based on such evaluation of our disclosure controls and procedures, management, including our principal executive officer and principal financial officer, have concluded that our disclosure controls and procedures were effective as of March 31, 2014.

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

Index

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
101
The following materials from ADMA Biologics, Inc. Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013,  (iii) Condensed Consolidated Statements of Changes in Stockholders'  Equity for the three months ended March 31, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.*

_____________

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

ADMA Biologics, Inc.

Date: May 12, 2014	By:	/s/ Adam S. Grossman
		Name:	Adam S. Grossman
		Title:	President and Chief Executive Officer

Date: May 12, 2014	By:	/s/ Brian Lenz
		Name:	Brian Lenz
		Title:	Chief Financial Officer

Index

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from ADMA Biologics, Inc. Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013,  (iii) Condensed Consolidated Statements of Changes in Stockholders'  Equity for the three months ended March 31, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.*

_____________

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