Form 10-Q
period 2014-06-30
ADMA BIOLOGICS, INC.
filed 2014-08-11
CIK 1368514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the issuer’s common stock as of August 11, 2014 was 9,291,823.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

i

Index

PART I
FINANCIAL INFORMATION

Item 1.                      Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$17,869,031	$26,149,477
Short-Term Investments	6,313,578	2,935,184
Accounts Receivable	803,513	-
Inventories	1,112,601	1,669,058
Prepaid Expenses	394,886	298,730
Total Current Assets	26,493,609	31,052,449
Property and Equipment at Cost, Net	1,038,927	765,299
Other Assets:
Deferred Financing Costs	323,232	149,618
Deposits	27,163	12,577
Total Other Assets	350,395	162,195
TOTAL ASSETS	$27,882,931	$31,979,943
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$2,339,722	$2,709,489
Accrued Expenses	1,225,999	823,550
Accrued Interest	142,274	36,597
Current Portion of Deferred Revenue	75,556	75,556
Current Portion of Leasehold Improvement Loan	13,234	12,654
Total Current Liabilities	3,796,785	3,657,846
Notes Payable, Net of Debt Discount	9,706,530	4,865,228
Warrant Liability	249,168	-
End of Term Liability, Notes Payable	132,500	132,500
Deferred Revenue	1,542,592	1,580,370
Deferred Rent Liability	94,309	105,404
Leasehold Improvement Loan	58,471	65,236
TOTAL LIABILITIES	15,580,355	10,406,584
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common Stock $0.0001 par value 75,000,000 shares
authorized, and 9,291,823 shares issued
and outstanding	929	929
Additional Paid-In Capital	74,803,338	74,209,004
Accumulated Deficit	(62,501,691)	(52,636,574)
TOTAL STOCKHOLDERS' EQUITY	12,302,576	21,573,359
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,882,931	$31,979,943

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

REVENUES:
Product revenue	$1,481,430	$736,974	$3,023,100	$1,529,909
License revenue	18,889	6,296	37,778	6,296
Total Revenues	1,500,319	743,270	3,060,878	1,536,205

OPERATING EXPENSES:
Cost of product revenue	940,815	485,761	1,917,845	1,014,807
Research and development	1,783,909	3,470,350	6,114,366	4,937,934
Plasma centers	820,849	539,994	1,623,318	1,055,282
General and administrative	1,542,066	1,090,292	2,676,655	2,521,398

TOTAL OPERATING EXPENSES	5,087,639	5,586,397	12,332,184	9,529,421

LOSS FROM OPERATIONS	(3,587,320)	(4,843,127)	(9,271,306)	(7,993,216)

OTHER INCOME (EXPENSE):
Interest income	3,625	3,003	5,404	3,513
Interest expense	(342,750)	(158,844)	(569,635)	(287,640)
Change in fair value of stock warrants	(34,800)	21,027	(29,580)	57,755
Other income	-	82,497	-	82,497
TOTAL OTHER INCOME (EXPENSE)	(373,925)	(52,317)	(593,811)	(143,875)

NET LOSS	$(3,961,245)	$(4,895,444)	$(9,865,117)	$(8,137,091)

NET LOSS PER COMMON SHARE,
Basic and Diluted	$(0.43)	$(0.83)	$(1.06)	$(1.39)

WEIGHTED AVERAGE SHARES
OUTSTANDING, Basic and Diluted	9,291,823	5,871,002	9,291,823	5,871,002

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY
(Unaudited)

For the Six Months Ended June 30, 2014

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance - January 1, 2014	9,291,823	$929	$74,209,004	$(52,636,574)	$21,573,359
Stock-based compensation	-	-	594,334	-	594,334
Net loss	-	-	-	(9,865,117)	(9,865,117)
Balance - June 30, 2014	9,291,823	$929	$74,803,338	$(62,501,691)	$12,302,576

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,865,117)	$(8,137,091)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	96,863	104,188
Stock-based compensation	594,334	441,315
Warrant liability	29,580	(57,755)
Amortization of debt discount	60,889	43,126
Amortization of deferred financing costs	61,070	45,764
Payment-in-kind interest	68,973	-
Amortization of license revenue	(37,778)	(6,296)
Changes in operating assets and liabilities:
Accounts receivable	(803,513)	(197,806)
Inventories	556,457	350,437
Prepaid expenses	(96,155)	(259,199)
Other assets	(14,586)	141,047
Accounts payable	(369,767)	100,155
Accrued expenses	356,532	6,064
Accrued interest	36,704	35,417
Deferred revenue	-	1,700,000
Deferred rent liability	(11,095)	(11,095)
Net cash used in operating activities	(9,336,609)	(5,701,729)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(3,378,394)	-
Purchase of property and equipment	(370,491)	(174,809)
Net cash used in investing activities	(3,748,885)	(174,809)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Hercules note payable, net of fees	4,850,000	1,000,000
Debt issuance costs	(30,140)	-
Equity issuance costs	(8,627)	-
Payments of leasehold improvement loan	(6,185)	(5,655)
Net cash provided by financing activities	4,805,048	994,345

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,280,446)	(4,882,193)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	26,149,477	12,535,672
CASH AND CASH EQUIVALENTS - END OF PERIOD	$17,869,031	$7,653,479

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$336,543	$166,694
Supplemental Disclosure of Noncash Financing Activities:
Warrants issued in connection with note payable	$219,588	$-
Accrued equity issuance costs	$45,917	$-
End of term liability for Hercules note payable	$-	$26,500

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013

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

The Company has experienced net losses and negative cash flows from operations since inception in 2004 and expects these conditions to continue for the foreseeable future.  The Company has needed to raise capital from the sales of its equity securities and debt financings to sustain operations and expects that it will continue to need to do so for the foreseeable future.

In October 2013, ADMA completed an initial public offering of its common stock at a price per share of $8.50, raising gross proceeds of $29.1 million.  As of June 30, 2014, the Company had $17,869,031 in cash and cash equivalents, $6,313,578 in short-term investments and $803,513 in accounts receivable.  Based upon the Company’s projected revenue and expenditures, management currently believes that its cash and cash equivalents and short-term investments as of June 30, 2014, in addition to the funds potentially available from its credit facility are anticipated to be sufficient to fund ADMA’s operations into the first half of 2016.  If the Company’s assumptions underlying its estimated expenses and revenues prove to be wrong, it may have to raise additional capital sooner than anticipated.  Due to numerous risks and uncertainties associated with the research and development and potential future commercialization of its product candidate, the Company is unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with its anticipated clinical trials and development activities.  The Company’s current estimates may be subject to change as circumstances regarding its business requirements develop.  The Company may decide to raise capital through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements.  The Company does not have any existing commitments for future external funding.  The Company may seek to sell additional equity or debt securities or obtain an additional bank credit facility.  The sale of additional equity or debt securities, if convertible, could result in dilution to the Company’s stockholders.  The incurrence of additional indebtedness would result in increased fixed obligations and could also result in covenants that would restrict the Company’s operations or other financing alternatives.  Additional equity or debt financing, grants, or corporate collaboration and potential licensing arrangements may not be available on acceptable terms, if at all.  If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate the Company’s research and development programs, reduce the Company’s planned clinical trials and delay or abandon potential commercialization efforts of the Company’s lead product candidate.

There can be no assurance that the Company's research and development will be successfully completed or that any product will be approved or if approved, will be commercially viable. The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology and compliance with the FDA and other governmental regulations and approval requirements.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of ADMA and its wholly-owned subsidiaries, ADMA Plasma Biologics, Inc. and ADMA BioCenters. All significant intercompany transactions and balances have been eliminated in consolidation.

The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) which in the opinion of management are necessary to present fairly the consolidated financial position of the Company as of June 30, 2014 and its results of operations and cash flows for the three and six months ended June 30, 2014 and 2013.  The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim periods or for the full year.  These interim financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report for the year ended December 31, 2013 on Form 10-K, filed with the U.S. Securities and Exchange Commission, (“the Commission”) on March 28, 2014.

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

Inventories

Plasma inventories (both plasma intended for resale and plasma intended for internal use in the Company's research and development activities) are carried at the lower of cost or market value determined on the first-in, first-out method.  Once the research and development plasma is processed to a finished product for ongoing clinical trials, it is then expensed to research and development.  Inventory at June 30, 2014 and 2013 consists of raw materials or source plasma intended for sale to third party customers.  Inventory also includes plasma collected at the Company’s FDA-licensed and GHA-certified plasma collection center.

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

Use of estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates include valuation of inventory, assumptions used in the fair value determination of stock-based compensation, valuation of the warrant liability attributed to loan obligations and the allowance for the valuation of future tax benefits.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013

Loss per common share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

Diluted net loss per share is calculated by dividing net loss attributable to common stockholders as adjusted for the effect of dilutive securities, if any, by the weighted average number of shares of common stock and potential dilutive common stock outstanding during the period.  Potential dilutive common stock includes the shares of common stock issuable upon the exercise of outstanding stock options and warrants (using the treasury stock method).  Potential dilutive common stock in the diluted net loss per share computation is excluded to the extent that they would be anti-dilutive.  No potentially dilutive securities are included in the computation of any diluted per share amounts as the Company reported a net loss for all periods presented.  The aggregate number of potentially dilutive securities upon the exercise of outstanding warrants and stock options was 1.2 million and 0.9 million as of June 30, 2014 and 2013, respectively.

Stock-based compensation

The Company follows recognized accounting guidance which requires all stock-based payments, including grants of stock options, to be recognized in the statements of operations as compensation expense, based on their fair values on the grant date. The estimated fair value of stock options granted under the Company’s 2007 Employee Stock Option Plan (the“Plan”) is recognized as compensation expense over the option-vesting period.

On June 19, 2014, at the Annual Meeting of stockholders, the stockholders approved the 2014 Omnibus Incentive Compensation Plan (the “2014 Plan”), which was approved by the Board of Directors of ADMA (“the Board”) on February 21, 2014.  Grants of incentive stock options to purchase an aggregate of 167,932 shares of the Company's common stock under the 2014 Plan to three executive officers were approved by the Board on February 21, 2014, and conditioned upon the approval of the 2014 Plan.  These stock options are comprised of 99,309 shares for the Company’s President and Chief Executive Officer, Adam S. Grossman; 39,032 shares for the Company’s Chief Financial Officer, Brian Lenz; and 29,591 shares for the Company's Chief Scientific and Medical Officer, James Mond, M.D., Ph.D.  The stock options vest over a period of four years and are exercisable at a price per share of $8.50, the closing price of the Company’s common stock on the OTC Bulletin Board on February 21, 2014.  Grants of non-qualified stock options to purchase 9,000 shares of the Company's common stock under the 2014 Plan, to each of the Company’s six non-employee directors, were approved by the Board on February 21, 2014, and were also conditioned upon the approval of the 2014 Plan at the 2014 Annual Meeting of Stockholders.  The stock options will vest over a period of 24 months and terminate 12 months following separation and are exercisable at a price per share of $8.50, the closing price of the Company’s common stock on the OTC Bulletin Board on February 21, 2014. The maximum number of shares reserved for grant under the 2014 Plan is: (a) 800,000 shares; plus (b) an annual increase as of the first day of the Company’s fiscal year, beginning in 2015 and occurring each year thereafter through 2020, equal to the least of (i) 200,000 shares, (ii) 1% of the outstanding shares of common stock as of the end of the Company’s immediately preceding fiscal year, and (iii) any lesser number of shares determined by the Board; provided, however, that the aggregate number of shares available for issuance pursuant to such increases shall not exceed a total of 800,000 shares.  During the three months ended June 30, 2013, no options were issued to employees.  During the six months ended June 30, 2013, a total of 25,587 stock options to purchase shares of common stock were issued to employees.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013

3.	DEBT

Hercules Loan and Security Agreement

On December 21, 2012, the Company and its subsidiaries entered into a Loan and Security Agreement, (“the Loan Agreement”), with Hercules Technology Growth Capital, Inc., (“Hercules”).  Under the Loan Agreement, the Company borrowed $5.0 million consisting of $4.0 million on the closing date and an additional $1.0 million upon enrolling its first patient in its pivotal (Phase III) clinical study of its lead product candidate RI-002. On February 24, 2014, the Company entered into the First Amendment to the Loan Agreement, (“Loan Amendment”), under which the Company may borrow up to a maximum of $15.0 million. The Company borrowed $10.0 million on the closing date ($5.0 million of which was used to refinance existing debt with Hercules) and an additional $5.0 million will be made available upon the Company successfully meeting the clinical endpoints of a Phase III clinical study of RI-002 as a treatment for PIDD in a manner that supports a Biologic License Application filing, (“BLA”).  If this objective is met, this $5.0 million tranche will be at the Company’s sole option.  The loan bears interest at a rate per annum equal to the greater of (i) 8.75% and (ii) the sum of (a) 8.75% plus (b) the Prime Rate (as reported in The Wall Street Journal) minus (c) 5.75%. Payment-in-kind interest accrues on the outstanding principal balance of the loan, compounded monthly at 1.95% per annum.  Such accrued and unpaid interest is added to the principal balance of the loan on the first day of each month beginning on the month after the closing.  The Company plans to repay the principal over 27 months beginning no later than April 1, 2015 (unless extended to October 1, 2015 upon the Company meeting certain eligibility criteria for the final tranche), unless accelerated as a result of certain events of default.  A backend fee equal to $132,500 is due the earliest of April 1, 2016, the prepayment date and the date that the secured obligations become due and payable.  In addition, a first amendment commitment fee and a facility fee in the amount of $15,000 and $135,000, respectively, were paid at closing.   In the event the Company elects to prepay the loan, the Company is obligated to pay a prepayment charge corresponding to a percentage of the principal amount of the loan, with such percentage being: 2.5% if prepayment occurs in the first year, 1.5% if prepayment occurs in the second year and 0.5% if prepayment occurs after the second year but prior to the final day of the term.  The loan matures no later than January 1, 2018.  The loan is secured by the Company’s assets, except for its intellectual property (which is subject to a negative pledge). Interest is due and payable on the first day of every month and at the termination date, unless accelerated as a result of an event of default. The Loan Agreement contains customary representations, warranties and covenants, including limitations on incurring indebtedness, engaging in mergers or acquisitions and making investments, distributions or transfers.  The representations, warranties and covenants contained in the Loan Agreement were made only for purposes of such agreement and as of a specific date or specific dates, were solely for the benefit of the parties to such agreement, and may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures exchanged between the parties in connection with the execution of the Loan Agreement. Events of default under the agreement include, but are not limited to: (i) insolvency, liquidation, bankruptcy or similar events; (ii) failure to pay any debts due under the Loan Agreement or other loan documents on a timely basis; (iii) failure to observe any covenant or secured obligation under the Loan Agreement or other loan documents, which failure, in most cases, is not cured within 10 days of written notice by lender; (iv) occurrence of any default under any other agreement between us and the lender, which is not cured within 10 days; (v) occurrence of an event that could reasonably be expected to have a material adverse effect;  (vi) material misrepresentations; (vii) occurrence of any default under any other agreement involving indebtedness in excess of $50,000 or the occurrence of a default under any agreement that could reasonably be expected to have a material adverse effect; and (viii) certain money judgments are entered against the Company or a certain portion of the Company’s assets are attached or seized.   Remedies for events of default include acceleration of amounts owing under the Loan Agreement and taking immediate possession of, and selling, any collateral securing the loan.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013
In connection with the original Loan Agreement, the Company issued to Hercules a warrant to purchase 31,750 shares of common stock with an exercise price of $7.56, and under the amended Loan Agreement, the Company issued to Hercules a warrant to purchase an additional 34,800 shares of its common stock (and a warrant for an additional 23,200 shares of common stock if we borrow an additional $5.0 million as described above), with an exercise price set at the lower of (i) $7.50 per share or (ii) the price per share of the next round of financing over the next twelve months, subject to customary anti-dilution adjustments.  The warrants expire after 10 years and have piggyback registration rights with respect to the shares of common stock underlying the warrant.  In addition, the Company has also granted Hercules the option to invest (until the loan maturity date) up to $1.0 million in future equity financings at the same terms as the other investors.  The Loan Agreement contains certain provisions that require the warrants issued to Hercules to be accounted for as a liability and to be “mark-to-market” each reporting period.  Changes in the valuation of this liability at the end of each reporting period will be included in its reported operating results, and may create volatility in its reported operating results. The fair value of the initial Loan Agreement warrant was calculated using a lattice-based option model in order to account for features in the warrant that could cause the exercise price to reset (“down round protection”) in the next issuance of our common stock (the next round of equity financing). The Company recorded the fair value of the warrant of $229,345 as warrant liability and as a debt discount to the carrying value of the loan.  The key assumptions used to value the warrants included the expected date of the next round of equity financing, volatility of 59% on our common stock based upon similar public companies volatilities for comparison, an expected dividend yield of 0.0%, a risk-free interest rate of 2.54% and a term of 10 years.  As of October 22, 2013, the closing of the Initial Public Offering (“IPO”), the Company recorded $186,055 as the fair value of the warrant, as additional paid-in capital.   As a result of the decrease in warrant liability, the Company recorded a $43,290 change in the fair value of warrant liability.  This warrant liability was adjusted from inception of the initial Loan Agreement to October 22, 2013, to fair value each reporting period using a lattice-based option model and the debt discount will be amortized to interest expense over the term of the loan. Upon the completion of the IPO of common stock in October 2013, the down round warrant protection feature resulting in the warrant liability’s quarterly “mark-to-market” valuation being terminated and, therefore, this liability was reclassified to additional paid-in capital during the fourth quarter of 2013. The fair value of the amended Loan Agreement warrant was calculated using a lattice-based option model in order to account for features in the warrant that could cause the exercise price to reset (“down round protection”) in the next issuance of our common stock (the next round of equity financing). The Company recorded the fair value of the warrant of $219,588 as warrant liability and as a debt discount to the carrying value of the loan.  The key assumptions used to value the warrants included the expected date of the next round of equity financing, volatility of 59% on our common stock based upon similar public companies volatilities for comparison, an expected dividend yield of 0.0%, a risk-free interest rate of 2.53% and a term of 10 years.  As of June 30, 2014, the Company recorded $249,168 as the fair value of the warrant. As a result of the increase in warrant liability, the Company recorded a $29,580 change in the fair value of warrant liability.  This warrant liability will be adjusted from the date of the Loan Agreement on February 24, 2014, to fair value each reporting period using a lattice-based option model and the debt discount will be amortized to interest expense over the term of the loan. The down round warrant protection feature resulting in the warrant liability’s quarterly “mark-to-market” valuation will terminate at the end of the one-year period following the amended Loan Closing on February 24, 2014.

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

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013

	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013
Expected term	6.25 years	6.25 years
Volatility	63%	63%
Dividend yield	0.0	0.0
Risk-free interest rate	2.19%	1.24%

Guidance for stock-based compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company currently estimates there will be no material forfeitures of options for the foreseeable future since the stock options currently outstanding are primarily held by its senior management and directors.  The weighted average remaining contractual life of stock options outstanding and expected to vest at June 30, 2014 is 7.8 years.  The weighted average remaining contractual life of stock options exercisable at June 30, 2014 is 6.9 years.

A summary of the Company’s option activity under the Plan and related information is as follows:

	Six Months Ended
	June 30, 2014
		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at beginning of period	826,995	$6.90
Forfeited	-	$-
Granted	221,932	$8.50
Outstanding at end of period and expected to vest	1,048,927	$7.24
Options exercisable	507,767	$6.57

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013

Stock-based compensation expense for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Research and development	$83,567	$54,469	$153,126	$107,576
General and administrative	276,567	168,302	441,208	333,739
Total stock-based compensation expense	$360,134	$222,771	$594,334	$441,315

As of June 30, 2014, the total compensation expense related to unvested options not yet recognized totaled $2,812,680. The weighted-average vesting period over which the total compensation expense will be recorded related to unvested options not yet recognized at June 30, 2014 was approximately 2.5 years.

5.	RELATED PARTY TRANSACTIONS

The Company leases an office building and equipment from an entity owned by a related party on a month-to-month basis.  Rent expense amounted to $24,112 and $48,224 for each of the three and six months ended June 30, 2014 and 2013, respectively.

The Company maintains deposits and other accounts at a bank which is less than 5%-owned by a related party and where a stockholder and Company director is a member of the Board of Directors of the bank.

6.	COMMITMENTS AND CONTINGENCIES

General Legal Matters.

The Company is subject to certain legal proceedings and claims arising in connection with the normal course of our business. In the opinion of management, there are currently no pending legal proceedings that would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

The Company has two operating segments, (1) the plasma collection center segment, which includes the Company’s operation in Georgia; and (2) the research and development segment, comprised of the Company’s plasma development operations in New Jersey.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013

Summarized financial information concerning reportable segments is shown in the following tables:

	Plasma
Three Months Ended	Collection	Research and
June 30, 2014	Center	Development	Corporate	Consolidated
Revenues	$1,481,430	$-	$18,889	$1,500,319
Cost of product revenue	940,815	-	-	940,815
Gross profit	540,615	-	18,889	559,504
Loss from operations	(280,234)	(1,783,909)	(1,523,177)	(3,587,320)
Other income (expense)	1,992	-	(375,917)	(373,925)
Net loss	(278,242)	(1,783,909)	(1,899,094)	(3,961,245)
Property and equipment,
net	875,538	1,111	162,278	1,038,927
Depreciation and
amortization expense	36,174	810	11,580	48,564

	Plasma
Three Months Ended	Collection	Research and
June 30, 2013	Center	Development	Corporate	Consolidated
Revenues	$736,974	$-	$6,296	$743,270
Cost of product revenue	485,761	-	-	485,761
Gross profit	251,213	-	6,296	257,509
Loss from operations	(288,781)	(3,470,350)	(1,083,996)	(4,843,127)
Other expense	(1,929)	-	(50,388)	(52,317)
Net loss	(290,710)	(3,470,350)	(1,134,384)	(4,895,444)
Property and equipment,
net	661,934	4,348	183,635	849,917
Depreciation and
amortization expense	49,449	783	10,343	60,575

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013

	Plasma
Six Months Ended June	Collection	Research and
30, 2014	Center	Development	Corporate	Consolidated

Revenues	$3,023,100	$-	$37,778	$3,060,878
Cost of product revenue	1,917,845	-	-	1,917,845
Gross profit	1,105,255	-	37,778	1,143,033
Loss from operations	(518,063)	(6,114,366)	(2,638,877)	(9,271,306)
Other income (expense)	262	-	(594,073)	(593,811)
Net loss	(517,801)	(6,114,366)	(3,232,950)	(9,865,117)
Property and equipment,
net	875,538	1,111	162,278	1,038,927
Depreciation and
amortization expense	72,157	1,619	23,087	96,863

	Plasma
Six Months Ended June	Collection	Research and
30, 2013	Center	Development	Corporate	Consolidated

Revenues	$1,529,909	$-	$6,296	$1,536,205
Cost of product revenue	1,014,807	-	-	1,014,807
Gross profit	515,102	-	6,296	521,398
Loss from operations	(540,180)	(4,937,934)	(2,515,102)	(7,993,216)
Other expense	(3,921)	-	(139,954)	(143,875)
Net loss	(544,101)	(4,937,934)	(2,655,056)	(8,137,091)
Property and equipment,
net	661,934	4,348	183,635	849,917
Depreciation and
amortization expense	86,282	1,619	16,287	104,188

The “Corporate” column includes general and administrative overhead expenses.  Property and equipment, net, included in the “Corporate” column above includes assets related to corporate and support functions.

Index

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements as of, and for, the three and six months ended June 30, 2014 and 2013 and our Annual Report for the year ended December 31, 2013 on Form 10-K, filed with the U.S. Securities and Exchange Commission, or the Commission, on March 28, 2014.

Forward-Looking Statements

This quarterly report for the quarterly period ended June 30, 2014 on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).   Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance or achievements, and may contain the words “estimate,” “project,” “intend,” “forecast,” “anticipate,” “plan,” “planning,” “expect,” “believe,” “will,” “will likely,” “should,” “could,” “would,” “may” or, in each case, their negative, or words or expressions of similar meaning.  These forward-looking statements include, but are not limited to, statements concerning the timing, progress and results of the clinical development and trials, reporting of data, regulatory processes, potential clinical trial initiations, potential investigational new product applications, biologics license applications, and commercialization efforts relating to our product candidate(s) and the limitation of our available cash.  The forward-looking statements contained in this report represent our estimates and assumptions only as of the date of this report and we undertake no duty or obligation to update or revise publicly any forward-looking statements contained in this report as a result of new information, future events or changes in our expectations, except as required by applicable law or rules.  Forward-looking statements are subject to many risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in our Annual Report for the year ended December 31, 2013 on Form 10-K as filed with the Commission on March 28, 2014, and in other filings with the Commission.

In addition to the risks identified under the heading “Risk Factors” in the filings referenced above, many important factors affect our ability to achieve our plans and objectives and to successfully develop and commercialize our product candidates.  Among other things, the projected commencement and completion of our clinical trials and availability of data may be affected by difficulties or delays. In addition, our results may be affected by our ability to manage our financial resources, difficulties or delays in developing manufacturing processes for our product candidates, preclinical and toxicology testing and regulatory developments. Delays in clinical programs, whether caused by competitive developments, adverse events, patient enrollment rates, regulatory issues or other factors, could adversely affect our financial position and prospects. Prior clinical trial program designs and results are not necessarily indicative of future clinical trial designs or results. If our product candidates do not meet safety or efficacy endpoints in clinical evaluations, they will not receive regulatory approval and we will not be able to market them. We may not be able to enter into any strategic partnership agreements. Operating expense and cash flow projections involve a high degree of uncertainty, including variances in future spending rates due to changes in corporate priorities, the timing and outcomes of clinical trials, competitive developments and the impact on expenditures and available capital from licensing and strategic collaboration opportunities. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more of our drug development or discovery research programs. We may not ever have any products that generate significant revenue.

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

RI-002 is our lead product candidate currently being evaluated in a pivotal Phase III trial, for which we anticipate completing during the fourth quarter of 2014.  RI-002 is intended for the treatment of primary immune deficiency disease, or PIDD.  RI-002 is an injectable immune globulin (human), or IGIV, derived from human plasma, which contains immune globulins extracted from source plasma in a manufacturing process called fractionation and is enriched with naturally occurring polyclonal antibodies (e.g., streptococcus pneumoniae, H. influenza type B, Cytomegalovirus or CMV, measles, tetanus, etc.) as well as high levels of antibodies targeted to respiratory syncytial virus, or RSV. RSV is a common virus that ordinarily leads to mild, cold-like symptoms in healthy adults and children. In high-risk groups, such as the immune-compromised, RSV can lead to a more serious infection and may even cause death. Our unique and exclusive microneutralization assay allows us to effectively identify and isolate donor plasma with high-titer RSV antibodies, to standardize RI-002’s potency and thereby potentially garner a premium price.

We completed patient enrollment in our pivotal Phase III clinical trial of RI-002 for the treatment of patients with PIDD during the fourth quarter of 2013 and anticipate the trial’s completion during the fourth quarter of 2014.  The trial is a single arm, open label study in which patients will be treated approximately once per month for a period of 12 months of treatment plus up to 90 days of safety monitoring and follow up.  We have enrolled 59 patients in 9 treatment centers throughout the United States.  As of the date of this report, we have administered greater than 90% of the number of infusions to patients and approximately one half of the patients enrolled have already completed all scheduled infusions and study visits.  We believe that the remaining patients will complete their 12 months of treatments in our Phase III study before December 31, 2014.  Also, as of the date of this report there have been no reported serious adverse events related to RI-002.  The pivotal Phase III study design follows the published U.S. Food and Drug Administration’s or FDA’s “Guidance for Industry:  Safety, Efficacy, and Pharmacokinetic Studies to Support Marketing of Immune Globulin Intravenous (Human) as Replacement Therapy for Primary Humoral Immunodeficiency” (Center for Biologics Evaluation and Research June 2008).  The primary endpoint in our Phase III study, as described in the FDA’s guidance for industry provides for a reduction in the incidence of serious infections to less than one per year in each subject receiving IGIV. The secondary endpoint is safety and includes other data collection points including antibody titers for certain agents, including RSV antibody levels at various time points after infusion. Our protocol has been developed in accordance with the FDA’s Guidance for Industry (June 2008), and if successful data is obtained, we believe that this single Phase III trial and complete Biological License Application, or BLA, submission should lead to FDA approval for RI-002.  We expect to have preliminary data from the pivotal Phase III clinical trial during the fourth quarter of 2014. Once data is available, we expect to file a BLA with the FDA during the first half of 2015 in accordance with the FDA’s guidance for industry. The FDA could approve our BLA within approximately one year of filing, and potential first commercial sales could occur as early as the first half of 2016.

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

Data from our previously conducted Phase II trial, prior compassionate use experience and testing of RI-002 in the cotton rat RSV animal model has been presented at various conferences during 2013 and 2014 and is accessible on our website under posters and publications at www.admabiologics.com.

Financial Operations Overview

Revenues

Our revenues are substantially comprised of the product sale of normal source human plasma collected at our plasma collection center and plasma-derived medicinal products which are primarily attributed to one customer.  Revenue is recognized at the time of transfer of title and risk of loss to the customer, which usually occurs at the time of shipment; however, revenue is recognized at the time of delivery if we retain the risk of loss during shipment.  Revenue from license fees and research and development services rendered are recognized as revenue when we have completed the performance obligations under the terms of the license agreement with Biotest Pharmaceuticals Corporation, or Biotest, a subsidiary of Biotest AG.  Deferred revenue of $1.7 million was recorded in the second quarter of 2013 as a result of certain research and development services to be provided in accordance with a license agreement and is being recognized over the term of the license.

Index

Research and Development Expense

Research and development, or R&D, expense consists of clinical research organization costs and clinical trial costs related to our Phase III clinical trial, consulting expenses relating to regulatory affairs, quality control and manufacturing, assay development and ongoing testing costs, drug product manufacturing including the cost of plasma, plasma storage and transportation costs, as well as wages and benefits for employees including stock based compensation directly related to the research and development of RI-002.  All R&D is expensed as incurred.

The process of conducting pre-clinical studies and clinical trials necessary to obtain FDA approval is costly and time consuming.  The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, the quality of the product candidate’s early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability.  As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates.  Development timelines, probability of success and development costs vary widely.  R&D expense for the three months ended June 30, 2014 decreased compared to the three months ended June 30, 2013, primarily attributed to higher manufacturing costs in the second quarter of 2013 versus the second quarter of 2014.  R&D expense for the six months ended June 30, 2014 increased significantly compared to six months ended June 30, 2013, as a result of our Phase III clinical study being fully enrolled at the end of 2013 along with completing the manufacturing of our clinical drug product supply during the first quarter of 2014.  We expect that our R&D expense will not increase throughout 2014, as we focus our efforts on the completion of the Phase III clinical study.

General and Administrative Expense

General and administrative, or G&A expense, consists of wages, stock based compensation and benefits for senior management and staff unrelated to R&D, consulting fees for commercialization planning and market research, legal fees, accounting and auditing fees, information technology, rent, maintenance and utilities, insurance,  travel and other expenses related to the general operations of the business.  G&A expense also includes a write-off of deferred financing fees related to our financing activities during 2013.  We expect that our G&A expense will continue to increase throughout the remainder of 2014 as a result of commercial planning, market research costs and the hiring of additional staff related to commercialization and marketing in anticipation of the commercial development of RI-002.

Interest Income and Interest Expense

Interest income consists of interest earned on our cash and cash equivalents and short-term investments.  Interest expense consists of interest incurred on our notes payable, as well as the amortization and write-off of deferred financing costs and debt discounts.

Index

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Summary table

The following table presents a summary of the changes in our results of operations for the three months ended June 30, 2014 compared to the three months ended June 30, 2013:

			Percentage
	Three Months Ended June 30,		Increase/
	2014	2013	(Decrease)
Revenues	$1,500,319	$743,270	>100%
Cost of product revenue	$940,815	$485,761	94%
Research and development expenses	$1,783,909	$3,470,350	-49%
Plasma center operating expenses	$820,849	$539,994	52%
General and administrative expenses	$1,542,066	$1,090,292	41%
Total operating expenses	$5,087,639	$5,586,397	-9%
Other income (expense), net	$(373,925)	$(52,317)	>100%
Net loss	$(3,961,245)	$(4,895,444)	-19%
Loss in plasma collection segment	$(278,242)	$(290,710)	-4%
Loss attributable to research and
development	$(1,783,909)	$(3,470,350)	-49%

Revenues

We recorded total revenues of $1,500,319 for the three months ended June 30, 2014 and $743,270 for the three months ended June 30, 2013. Product revenue was $1,481,430 for the three months ended June 30, 2014 from the sale of blood plasma collected in our FDA-licensed, GHA-certified Georgia-based blood plasma collection center, compared to product revenue of $736,974 for the three months ended June 30, 2013.  Product revenue for the quarter ended June 30, 2014 was primarily attributed to sales made pursuant to our plasma supply agreement with Biotest under which Biotest purchases normal source plasma from our wholly owned subsidiary, ADMA BioCenters, to be used in their manufacturing.  The increase in product revenue of $744,456 was attributed to increased donor collections, advertising and promotions to attract more plasma donors, as well as the expansion of additional plasma donor equipment.  For the three months ended June 30, 2014 and 2013, license revenue was $18,889 and $6,296, respectively, which relates to services provided by Biotest in accordance with our license agreement.  We have not generated any revenue from our therapeutics research and development business.

Cost of Product Revenue

Cost of product revenue was $940,815 for the three months ended June 30, 2014, and $485,761 for the three months ended June 30, 2013.  The increased cost of product revenues for the three months ended June 30, 2014 and 2013 was related to the costs associated with the increased donor collections, production and sale of normal source plasma.

Index

Research and Development Expenses

R&D expenses were $1,783,909 for the three months ended June 30, 2014, a decrease of $1,686,441 from $3,470,350 for the three months ended June 30, 2013.  R&D expenses decreased during the three months ended June 30, 2014, compared to the three months ended June 30, 2013, primarily attributed to substantially all drug product supply manufacturing costs being completed during the first quarter of 2014.

Plasma Center Operating Expenses

Our wholly owned subsidiary, ADMA BioCenters’ operating expenses were $820,849 for the three months ended June 30, 2014, an increase of $280,855 from $539,994 for the three months ended June 30, 2013.  These operating expenses consist of G&A overhead, comprised of: rent, maintenance, utilities, wages and benefits for center staff, plasma collection supplies, plasma transportation and storage (off-site), advertising and promotion expenses, and computer software fees related to donor collections.  The increase in expenses was primarily a result of increased overhead expenses which include additional employees and increased plasma facility supplies, attributed to increased donor collections during the three months ended June 30, 2014.  We expect that as plasma collection increases, our operating expenses will also increase accordingly.

General and Administrative Expenses

G&A expenses were $1,542,066 for the three months ended June 30, 2014, an increase of $451,774 from $1,090,292 for the three months ended June 30, 2013.  G&A expenses primarily increased as a result of fees incurred for consulting services provided to us related to commercial planning, market research and analysis during the second quarter 2014, compared to the three months ended June 30, 2013.

Total Operating Expenses

Total operating expenses were $5,087,639 for the three months ended June 30, 2014, a decrease of $498,758 from $5,586,397 for the three months ended June 30, 2013, for the reasons stated above.

Other Income (Expense); Interest Expense

Other expense, net was $373,925 for the three months ended June 30, 2014, compared to $52,317 for the three months ended June 30, 2013.  The increase in interest expense was attributed to increased debt, amortization of debt discount and deferred financing fees related to the Hercules notes outstanding as of June 30, 2014.  In connection with the Hercules notes, as of March 31, 2014, we recorded $214,368 as the fair value of the warrant issued to Hercules, as warrant liability and as a debt discount to the carrying value of the loan.  As of June 30, 2014, we recorded $249,168 as the fair value of the warrant, as a warrant liability.   As a result of the increase in warrant liability during the quarter ended June 30, 2014, we recorded a $34,800 change in the fair value of warrant liability.  This warrant liability is adjusted to fair value each reporting period using a lattice-based option model.  The debt discount is being amortized to interest expense over the term of the loan.

Index

Net Loss

Net loss decreased to $3,961,245 for the three months ended June 30, 2014, from $4,895,444 for the three months ended June 30, 2013 for the reasons stated above.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Summary table

The following table presents a summary of the changes in our results of operations for the six months ended June 30, 2014 compared to the six months ended June 30, 2013:

			Percentage
	Six Months Ended June 30,		Increase/
	2014	2013	(Decrease)
Revenues	$3,060,878	$1,536,205	99%
Cost of product revenue	$1,917,845	$1,014,807	89%
Research and development expenses	$6,114,366	$4,937,934	24%
Plasma center operating expenses	$1,623,318	$1,055,282	54%
General and administrative expenses	$2,676,655	$2,521,398	6%
Total operating expenses	$12,332,184	$9,529,421	29%
Other income (expense), net	$(593,811)	$(143,875)	>100%
Net loss	$(9,865,117)	$(8,137,091)	21%
Loss in plasma collection segment	$(517,801)	$(544,101)	-5%
Loss attributable to research and
development	$(6,114,366)	$(4,937,934)	24%

Revenues

We recorded total revenues of $3,060,878 for the six months ended June 30, 2014 and $1,536,205 for the six months ended June 30, 2013. Product revenue was $3,023,100 for the six months ended June 30, 2014 from the sale of blood plasma collected in our FDA-licensed, GHA-certified Georgia-based blood plasma collection center, compared to product revenue of $1,529,909 for the six months ended June 30, 2013.  Product revenue for the six months ended June 30, 2014 was primarily attributed to sales made pursuant to our plasma supply agreement with Biotest under which Biotest purchases normal source plasma from our wholly owned subsidiary, ADMA BioCenters, to be used in their manufacturing.  The increase in product revenue of $1,493,191 was attributed to increased donor collections, advertising and promotions to attract more plasma donors, as well as the expansion of additional plasma donor equipment.  For the six months ended June 30, 2014 and 2013, license revenue was $37,778 and $6,296, respectively, which relates to services provided by Biotest in accordance with our license agreement.  We have not generated any revenue from our therapeutics research and development business.

Cost of Product Revenue

Cost of product revenue was $1,917,845 for the six months ended June 30, 2014, and $1,014,807 for the six months ended June 30, 2013.  The increased cost of product revenues for the six months ended June 30, 2014 and 2013 was related to the costs associated with the increased donor collections, production and sale of normal source plasma.

Index

Research and Development Expenses

R&D expenses were $6,114,366 for the six months ended June 30, 2014, an increase of $1,176,432 from $4,937,934 for the six months ended June 30, 2013.  R&D expenses increased during the six months ended June 30, 2014, compared to the six months ended June 30, 2013, primarily attributed to increased manufacturing costs as a result of completing substantially all drug product supply manufacturing during the six months ended June 30, 2014 along with the full enrollment of our Phase III clinical study during the fourth quarter of 2013.

Plasma Center Operating Expenses

Our wholly owned subsidiary, ADMA BioCenters’ operating expenses were $1,623,318 for the six months ended June 30, 2014, an increase of $568,036 from $1,055,282 for the six months ended June 30, 2013.  These operating expenses consist of G&A overhead, comprised of: rent, maintenance, utilities, wages and benefits for center staff, plasma collection supplies, plasma transportation and storage (off-site), advertising and promotion expenses, and computer software fees related to donor collections.  The increase in expenses was primarily a result of increased overhead expenses which include additional employees and increased plasma facility supplies, attributed to increased donor collections during the six months ended June 30, 2014.  We expect that as plasma collection increases, our operating expenses will also increase accordingly.

General and Administrative Expenses

G&A expenses were $2,676,655 for the six months ended June 30, 2014, an increase of $155,257 from $2,521,398 for the six months ended June 30, 2013.  G&A expenses primarily increased as a result of fees incurred for consulting services provided to us related to commercial planning, market research and analysis during the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Total Operating Expenses

Total operating expenses were $12,332,184 for the six months ended June 30, 2014, an increase of $2,802,763 from $9,529,421 for the six months ended June 30, 2013, for the reasons stated above.

Other Income (Expense); Interest Expense

Other expense, net was $593,811 for the six months ended June 30, 2014, compared to $143,875 for the six months ended June 30, 2013.  The increase in interest expense was attributed to increased debt, amortization of debt discount and deferred financing fees related to the Hercules notes outstanding as of June 30, 2014.  In connection with the Hercules notes, as of February 24, 2014, we recorded $219,588 as the fair value of the warrant issued to Hercules, as warrant liability and as a debt discount to the carrying value of the loan.  As of June 30, 2014, we recorded $249,168 as the fair value of the warrant, as a warrant liability.   As a result of the increase in warrant liability during the six months ended June 30, 2014, we recorded a $29,580 change in the fair value of warrant liability.  This warrant liability is adjusted to fair value each reporting period using a lattice-based option model.  The debt discount is being amortized to interest expense over the term of the loan.

Net Loss

Net loss increased to $9,865,117 for the six months ended June 30, 2014, from $8,137,091 for the six months ended June 30, 2013 for the reasons stated above.

Index

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $9,336,609 for the six months ended June 30, 2014.  The net loss for this period was higher than net cash used in operating activities by $528,508, which was primarily attributable to increases in accounts receivable of $803,513, related to sales of our normal source plasma, prepaid expenses of $96,155 mostly related to our Phase III vendor payments for manufacturing and clinical research organization services, accrued expenses of $356,532 related to vendors and service providers, and a decrease in inventories of $556,457 related to the sales of our normal source plasma and use in our clinical trial, accounts payable of $369,767, offset by depreciation and amortization of $218,822 and stock-based compensation of $594,334.

Net cash used in operating activities was $5,701,729 for the six months ended June 30, 2013.  The net loss for this period was higher than net cash used in operating activities by $2,435,362, which was primarily attributable to increases in deferred revenue of $1,700,000 related to license revenue, prepaid expenses of $259,199 mostly related to our Phase III vendor payments for manufacturing and clinical research organization services, accounts receivable of $197,806 related to sales of our normal source plasma, accounts payable of $100,155 related to vendors and service providers, and a decrease in inventories of $350,437 related to the sales of our normal source plasma, offset by depreciation and amortization of $193,078 and stock-based compensation of $441,315.

Net Cash Used in Investing Activities

Net cash used in investing activities was $3,748,885 for the six months ended June 30, 2014, which was related to the increase in short-term investments of $3,378,394 and purchases of equipment, primarily for expansion of our ADMA BioCenters in Norcross, Georgia and construction of ADMA BioCenters in Marietta, Georgia, wholly owned subsidiaries of $370,491.

Net cash used in investing activities was $174,809 for the six months ended June 30, 2013, which pertained to purchases of office equipment and licensing software.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled $4,805,048 for the six months ended June 30, 2014, which primarily consisted of $4,850,000 of net proceeds received from the loan by Hercules during the first quarter of 2014, offset by debt issue costs of $30,140, equity issuance costs of $8,627, and payments on our leasehold improvement loan for our ADMA BioCenters wholly owned subsidiary.

Index

Net cash provided by financing activities totaled $994,345 for the six months ended June 30, 2013, which primarily pertained to proceeds from a $1,000,000 loan from Hercules.

Liquidity and Capital Resources

Overview

As of June 30, 2014, we had working capital of $22.7 million, consisting primarily of $17.9 million of cash and cash equivalents, $6.3 million of short-term investments and $1.1 million of inventories, accounts receivable of $0.8 million and prepaid expenses of $0.4 million offset primarily by $2.4 million of accounts payable and $1.4 million of accrued expenses.  We have had limited revenue from operations and we have incurred cumulative losses of $62.5 million since inception.  We have funded our operations to date primarily from equity investments, loans from a venture debt lender and loans from our primary stockholders.  We received net cash proceeds of approximately $26.5 million in October 2013 from our Initial Public Offering, or IPO, a total of $10.0 million from a venture debt lender in various financings since 2012; and $15.3 million in the 2012 Financing.

Based upon our projected revenue and expenditures for 2014, we currently believe that our cash and cash equivalents, short-term investments and accounts receivable as of June 30, 2014, in addition to the funds available from our credit facility, are anticipated to be sufficient to fund our operations into the first half of 2016.   We estimate that such funds will be sufficient to enable us to achieve FDA approval for RI-002 in the United States at the earliest in the second half of 2015, if at all, and, therefore, we will not be able to generate revenues from the commercialization of RI-002 until the earliest, the first half of 2016, if at all. Furthermore, if our assumptions underlying our estimated revenues and expenses prove to be wrong, we may have to raise additional capital earlier than anticipated.  Due to numerous risks and uncertainties associated with the research and development and potential future commercialization of its product candidate, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with its anticipated clinical trials and development activities.  Our current estimates may be subject to change as circumstances regarding its business requirements develop.  We may decide to raise capital through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements.  We do not have any existing commitments for future external funding.  We may seek to sell additional equity or debt securities or obtain an additional bank credit facility.  The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders.  The incurrence of additional indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations or other financing alternatives.  Additional equity or debt financing, grants, or corporate collaboration and potential licensing arrangements may not be available on acceptable terms, if at all.  If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned clinical trials and delay or abandon potential commercialization efforts of our lead product candidate.

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

Index

Future Financing Needs

The net proceeds of $26.5 million from our IPO, $10.0 million from Hercules our venture debt lender and $15.3 million from the 2012 Financing have been and are being used to test plasma donors for RSV titers, collect and procure plasma, manufacture drug product, conduct clinical trial(s), expansion of our ADMA BioCenters operations and satisfy existing accounts payable, consulting services for commercial planning, market research and analysis, general and administrative expenses and other business activities and general corporate purposes, including for the payment of accrued expenses and premiums for directors’ and officers’ insurance.  We currently believe that based on our projected revenue and expenditures for 2014, and our cash and cash equivalents, short-term investments, accounts receivable and funds potentially available from our venture debt lender as of June 30, 2014, are anticipated to be sufficient to fund our operations into the first half of 2016.

Our ability to continue as a going concern will be dependent on our ability to raise additional capital when needed, to fund our research and development and commercial programs and to meet our obligations on a timely basis.  In particular, if the results of our trial for RI-002 are delayed or not as expected, we will likely be unable to raise funds on advantageous terms.  If we are unable to successfully raise sufficient additional capital, we will likely have insufficient cash flow and liquidity to fund our business operations, forcing us to delay, discontinue or prevent product development and clinical trial activities or the approval of any of our potential products or curtail our activities and, ultimately, potentially cease operations.  Even if we are able to raise additional capital, such financings may only be available on unattractive terms, or could result in significant dilution of stockholders’ interests and, in such event, the value and potential future market price of our common stock may decline.  In addition, the incurrence of additional indebtedness would result in increased fixed obligations and could result in covenants that could restrict our operations or other financing alternatives.

Recent Accounting Pronouncements

In May 2014, the FASB issued an update to ASC 606, Revenue from Contracts with Customers. This update to ASC 606 provides a five-step process to determine when and how revenue is recognized. The core principle of the guidance is that a Company should recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the expected consideration to be received in exchange for those goods or services. This update to ASC 606 will also result in enhanced disclosures about revenue, providing guidance for transactions that were not previously addressed comprehensively, and improving guidance for multiple-element arrangements. This update to ASC 606 is effective for the Company beginning in fiscal 2017. The Company is currently evaluating the impact of this update on its consolidated financial statements.

The Financial Accounting Standards Board has issued certain accounting pronouncements as of June 30, 2014 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the six months ended June 30, 2014 or that they will have a significant impact at the time they become effective.

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

While our significant accounting policies are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Commission on March 28, 2014 and in other filings we make with the Commission, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in preparing our financial statements.

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

Index

For purposes of valuing options and warrants granted to our employees, non-employees and directors and officers through the six months ended June 30, 2014, we used the Black-Scholes option pricing model.    To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of the grant with a term consistent with the expected term of our awards.  The expected term of the options granted is in accordance with Staff Accounting Bulletin 107, which is based on the average between vesting terms and contractual terms.  The expected dividend yield reflects our current and expected future policy for dividends on our common stock.  The expected stock price volatility for our stock options was calculated by examining historical volatilities for similar publicly traded industry peers, since we do not have any trading history for our common stock.  We will continue to analyze the expected stock price volatility and expected term assumptions as historical data for our common stock becomes available.  We have not experienced any material forfeitures of stock options and, as such, have not established a forfeiture rate since the stock options currently outstanding are primarily held by our senior management and directors.  We will continue to evaluate the effects of such future potential forfeitures, as they may arise, to evaluate our estimated forfeiture rate.

Research and Development Costs

Our expenses include all R&D costs as incurred including the disposition of plasma and equipment for which there is no alternative future use. Such expenses include costs associated with planning and conducting clinical trials.

Our agreement with Biotest includes the in-license of certain rights to incomplete, in-process technology, the terms of which we expect to finalize by the end of the second half of 2014.  As such, we expect to account for the value of this license as a charge to operations once the terms of the in-license agreement are finalized.

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

Index

In connection with the original Loan Agreement, the Company issued to Hercules a warrant to purchase 31,750 shares of common stock with an exercise price of $7.56, and under the amended Loan Agreement, the Company issued to Hercules a warrant to purchase an additional 34,800 shares of its common stock (and a warrant for an additional 23,200 shares of common stock if we borrow an additional $5.0 million as described above), with an exercise price set at the lower of (i) $7.50 per share or (ii) the price per share of the next round of financing over the next twelve months, subject to customary anti-dilution adjustments.  The warrants expire after 10 years and have piggyback registration rights with respect to the shares of common stock underlying the warrant.  In addition, the Company has also granted Hercules the option to invest (until the loan maturity date) up to $1.0 million in future equity financings at the same terms as the other investors.  The Loan Agreement contains certain provisions that require the warrants issued to Hercules to be accounted for as a liability and to be “mark-to-market” each reporting period.  Changes in the valuation of this liability at the end of each reporting period will be included in its reported operating results, and may create volatility in its reported operating results. The fair value of the initial Loan Agreement warrant was calculated using a lattice-based option model in order to account for features in the warrant that could cause the exercise price to reset (“down round protection”) in the next issuance of our common stock (the next round of equity financing). The Company recorded the fair value of the warrant of $229,345 as warrant liability and as a debt discount to the carrying value of the loan.  The key assumptions used to value the warrants included the expected date of the next round of equity financing, volatility of 59% on our common stock based upon similar public companies volatilities for comparison, an expected dividend yield of 0.0%, a risk-free interest rate of 2.54% and a term of 10 years.  As of October 22, 2013, the closing of the Initial Public Offering (“IPO”), the Company recorded $186,055 as the fair value of the warrant, as additional paid in capital.   As a result of the decrease in warrant liability, the Company recorded a $43,290 change in the fair value of warrant liability.  This warrant liability was adjusted from inception of the initial Loan Agreement to October 22, 2013, to fair value each reporting period using a lattice-based option model and the debt discount will be amortized to interest expense over the term of the loan. Upon the completion of the IPO of common stock in October 2013, the down round warrant protection feature resulting in the warrant liability’s quarterly “mark-to-market” valuation being terminated and, therefore, this liability was reclassified to additional paid-in capital during the fourth quarter of 2013. The fair value of the amended Loan Agreement warrant was calculated using a lattice-based option model in order to account for features in the warrant that could cause the exercise price to reset (“down round protection”) in the next issuance of our common stock (the next round of equity financing). The Company recorded the fair value of the warrant of $219,588 as warrant liability and as a debt discount to the carrying value of the loan.  The key assumptions used to value the warrants included the expected date of the next round of equity financing, volatility of 59% on our common stock based upon similar public companies volatilities for comparison, an expected dividend yield of 0.0%, a risk-free interest rate of 2.53% and a term of 10 years.  As of June 30, 2014, the Company recorded $249,168 as the fair value of the warrant. As a result of the increase in warrant liability, the Company recorded a $29,580 change in the fair value of warrant liability.  This warrant liability will be adjusted from the date of the Loan Agreement on February 24, 2014, to fair value each reporting period using a lattice-based option model and the debt discount will be amortized to interest expense over the term of the loan. The down round warrant protection feature resulting in the warrant liability’s quarterly “mark-to-market” valuation will terminate at the end of the one-year period following the amended Loan Closing on February 24, 2014.

Off-Balance Sheet Arrangements

The Company has entered into leases for its wholly owned subsidiary, ADMA BioCenters in Georgia.  There is a total minimum rent due under these leases of $3.3 million through the end of the lease terms.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Index

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

As of the end of the six months ended June 30, 2014, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures.  Based on such evaluation of our disclosure controls and procedures, management, including our principal executive officer and principal financial officer, have concluded that our disclosure controls and procedures were effective as of June 30, 2014.

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

PART II

OTHER INFORMATION

Item 1.                      Legal Proceedings.

 We are subject to certain legal proceedings and claims arising in connection with the normal course of our business. In the opinion of management, there are currently no pending legal proceedings that would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                      Defaults Upon Senior Securities.

None.

Item 4.                      Mine Safety Disclosures.

Not applicable.

Index

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
101
The following materials from ADMA Biologics, Inc. Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013,  (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity for the six months ended June 30, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.*

_____________
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

ADMA Biologics, Inc.

Date: August 11, 2014	By:	/s/ Adam S. Grossman
		Name:	Adam S. Grossman
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2014	By:	/s/ Brian Lenz
		Name:	Brian Lenz
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Index

EXHIBIT INDEX
Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from ADMA Biologics, Inc. Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013,  (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity for the six months ended June 30, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.*

_____________

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