Form 10-Q
period 2014-09-30
ADMA BIOLOGICS, INC.
filed 2014-11-10
CIK 1368514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the issuer’s common stock as of November 7, 2014 was 9,291,823.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

i

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Note 2)
ASSETS
Current Assets:
Cash and Cash Equivalents	$13,951,525	$26,149,477
Short-Term Investments	6,319,629	2,935,184
Accounts Receivable	562,171	-
Inventories	1,452,556	1,669,058
Prepaid Expenses	285,662	298,730
Total Current Assets	22,571,543	31,052,449
Property and Equipment at Cost, Net	2,381,200	765,299
Other Assets:
Deferred Financing Costs	307,309	149,618
Deposits	27,163	12,577
Total Other Assets	334,472	162,195
TOTAL ASSETS	$25,287,215	$31,979,943
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$2,444,904	$2,709,489
Accrued Expenses	1,511,010	823,550
Accrued Interest	73,666	36,597
Current Portion of Deferred Revenue	75,556	75,556
Current Portion of Leasehold Improvement Loan	13,534	12,654
Total Current Liabilities	4,118,670	3,657,846
Notes Payable, Net of Debt Discount	9,859,876	4,865,228
Warrant Liability	263,784	-
End of Term Liability, Notes Payable	132,500	132,500
Deferred Revenue	1,523,704	1,580,370
Deferred Rent Liability	88,761	105,404
Leasehold Improvement Loan	54,973	65,236
TOTAL LIABILITIES	16,042,268	10,406,584
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common Stock $0.0001 par value 75,000,000 shares
authorized, and 9,291,823 shares issued
and outstanding	929	929
Additional Paid-In Capital	75,130,398	74,209,004
Accumulated Deficit	(65,886,380)	(52,636,574)
TOTAL STOCKHOLDERS' EQUITY	9,244,947	21,573,359
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,287,215	$31,979,943

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

REVENUES:
Product revenue	$1,347,041	$1,088,452	$4,370,141	$2,618,361
License revenue	18,889	18,889	56,667	25,185
Total Revenues	1,365,930	1,107,341	4,426,808	2,643,546

OPERATING EXPENSES:
Cost of product revenue	867,681	726,245	2,785,526	1,741,052
Research and development	1,482,929	1,408,990	7,597,295	6,346,924
Plasma centers	1,018,382	657,776	2,641,700	1,713,058
General and administrative	1,035,220	845,301	3,711,875	3,366,699
TOTAL OPERATING EXPENSES	4,404,212	3,638,312	16,736,396	13,167,733

LOSS FROM OPERATIONS	(3,038,282)	(2,530,971)	(12,309,588)	(10,524,187)

OTHER INCOME (EXPENSE):
Interest income	3,508	2,145	8,912	5,658
Interest expense	(335,299)	(162,934)	(904,934)	(450,574)
Change in fair value of stock warrants	(14,616)	2,813	(44,196)	60,568
Other income	-	-	-	82,497
OTHER INCOME (EXPENSE), NET	(346,407)	(157,976)	(940,218)	(301,851)

NET LOSS	$(3,384,689)	$(2,688,947)	$(13,249,806)	$(10,826,038)

NET LOSS PER COMMON SHARE,
Basic and Diluted	$(0.36)	$(0.46)	$(1.43)	$(1.84)

WEIGHTED AVERAGE SHARES
OUTSTANDING, Basic and Diluted	9,291,823	5,871,002	9,291,823	5,871,002

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY
(Unaudited)

For the Nine Months Ended September 30, 2014

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance - January 1, 2014	9,291,823	$929	$74,209,004	$(52,636,574)	$21,573,359

Stock-based compensation	-	-	921,394	-	921,394
Net loss	-	-	-	(13,249,806)	(13,249,806)

Balance - September 30, 2014	9,291,823	$929	$75,130,398	$(65,886,380)	$9,244,947

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,249,806)	$(10,826,038)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	151,062	159,075
Stock-based compensation	921,394	666,536
Warrant liability	44,196	(60,568)
Amortization of debt discount	95,001	66,984
Amortization of deferred financing costs	94,257	72,042
Payment-in-kind interest	119,234	-
Amortization of license revenue	(56,667)	(25,185)
Changes in operating assets and liabilities:
Accounts receivable	(562,171)	(295,979)
Inventories	216,502	60,520
Prepaid expenses	13,068	(115,657)
Other assets	(14,586)	132,403
Accounts payable	(265,754)	423,972
Accrued expenses	671,367	95,730
Accrued interest	37,069	35,417
Deferred revenue	-	1,700,000
Deferred rent liability	(16,643)	(16,643)
Net cash used in operating activities	(11,802,477)	(7,927,391)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(3,384,446)	-
Purchase of property and equipment	(1,766,963)	(191,176)
Net cash used in investing activities	(5,151,409)	(191,176)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Hercules note payable, net of fees	4,850,000	1,000,000
Debt issuance costs	(30,140)	-
Equity issuance costs	(54,543)	(28,483)
Payments of leasehold improvement loan	(9,383)	(8,579)
Net cash provided by financing activities	4,755,934	962,938

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,197,952)	(7,155,629)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	26,149,477	12,535,672
CASH AND CASH EQUIVALENTS - END OF PERIOD	$13,951,525	$5,380,043

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$561,705	$275,305
Supplemental Disclosure of Noncash Financing Activities:
Warrants issued in connection with note payable	$219,588	$-
Accrued equity issuance costs	$17,265	$68,321
End of term liability for Hercules note payable	$-	$26,500

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013

1.	ORGANIZATION AND BUSINESS

ADMA Biologics, Inc. (“ADMA” or the “Company”) is a late stage biopharmaceutical company that develops, manufactures, and intends to market specialty plasma-based biologics for the treatment and prevention of certain infectious diseases. The Company’s targeted patient populations include immune-compromised individuals who suffer from an underlying immune deficiency disease or who may be immune-suppressed for medical reasons. ADMA also operates its wholly owned subsidiary, ADMA BioCenters Georgia, Inc., (“ADMA BioCenters”), a source plasma collection business licensed by the U.S. Food and Drug Administration (“FDA”), certified by the German Health Authority (“GHA”) and the Korean Ministry of Food and Drug Safety (“MFDS”), which provides ADMA with a portion of its blood plasma for the manufacture of RI-002, ADMA’s lead product candidate, which is intended for the treatment of Primary Immune Deficiency Disease, (“PIDD”).

The Company has experienced net losses and negative cash flows from operations since inception in 2004 and expects these conditions to continue for the foreseeable future.  The Company has needed to raise capital from the sales of its equity securities and debt financings to sustain operations and expects that it will continue to need to do so for the foreseeable future.

In October 2013, ADMA completed an initial public offering of its common stock at a price per share of $8.50, raising gross proceeds of $29.1 million.  As of September 30, 2014, the Company had $13,951,525 in cash and cash equivalents, $6,319,629 in short-term investments and $562,171 in accounts receivable.  Based upon the Company’s projected revenue and expenditures, management currently believes that its cash and cash equivalents and short-term investments as of September 30, 2014, in addition to the funds potentially available from its credit facility are anticipated to be sufficient to fund ADMA’s operations into the first half of 2016.  If the Company’s assumptions underlying its estimated expenses and revenues prove to be wrong, it may have to raise additional capital sooner than anticipated.  Due to numerous risks and uncertainties associated with the research and development and potential future commercialization of its product candidate, the Company is unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with its anticipated clinical trials and development activities.  The Company’s current estimates may be subject to change as circumstances regarding its business requirements develop.  The Company may decide to raise capital through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements.  The Company does not have any existing commitments for future external funding.  The Company may seek to sell additional equity or debt securities or obtain an additional bank credit facility.  The sale of additional equity or debt securities, if convertible, could result in dilution to the Company’s stockholders.  The incurrence of additional indebtedness would result in increased fixed obligations and could also result in covenants that would restrict the Company’s operations or other financing alternatives.  Additional equity or debt financing, grants, or corporate collaboration and potential licensing arrangements may not be available on acceptable terms, if at all.  If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate the Company’s research and development programs, reduce the Company’s planned clinical trials and delay or abandon potential commercialization efforts of the Company’s lead product candidate.  The Company’s ability to continue as a going concern will be dependent on its ability to raise additional capital when needed, to fund its research and development and commercial programs and to meet its obligations on a timely basis.

There can be no assurance that the Company's research and development will be successfully completed or that any product will be approved or if approved, will be commercially viable. The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, possible limitations on intellectual property protection and compliance with the FDA and other governmental regulations and approval requirements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of ADMA and its wholly-owned subsidiaries, ADMA Plasma Biologics, Inc. and ADMA BioCenters. All significant intercompany transactions and balances have been eliminated in consolidation.

The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) which in the opinion of management are necessary to present fairly the consolidated financial position of the Company as of September 30, 2014 and its results of operations and cash flows for the three and nine months ended September 30, 2014 and 2013.  The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim periods or for the full year.  These interim financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report for the year ended December 31, 2013 on Form 10-K, filed with the United States Securities and Exchange Commission, (“the Commission”) on March 28, 2014.

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

Inventories

Plasma inventories (both plasma intended for resale and plasma intended for internal use in the Company's research and development activities) are carried at the lower of cost or market value determined on the first-in, first-out method.  Once the research and development plasma is processed to a finished product for ongoing clinical trials, it is then expensed to research and development.  Inventory at September 30, 2014 and 2013 consists of raw materials or source plasma intended for sale to third party customers.  Inventory also includes plasma collected at the Company’s FDA-licensed and GHA-certified plasma collection center.

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
SEPTEMBER 30, 2014 AND 2013

Loss per common share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

Diluted net loss per share is calculated by dividing net loss attributable to common stockholders as adjusted for the effect of dilutive securities, if any, by the weighted average number of shares of common stock and potential dilutive common stock outstanding during the period.  Potential dilutive common stock includes the shares of common stock issuable upon the exercise of outstanding stock options and warrants (using the treasury stock method).  Potential dilutive common stock in the diluted net loss per share computation is excluded to the extent that they would be anti-dilutive.  No potentially dilutive securities are included in the computation of any diluted per share amounts as the Company reported a net loss for all periods presented.  The aggregate number of potentially dilutive securities upon the exercise of outstanding warrants and stock options was 1.2 million and 0.9 million as of September 30, 2014 and 2013, respectively.

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

On June 19, 2014, at the Annual Meeting of stockholders, the stockholders approved the 2014 Omnibus Incentive Compensation Plan (the “2014 Plan”), which was approved by the Board of Directors of ADMA (“the Board”) on February 21, 2014.  Grants of incentive stock options to purchase an aggregate of 167,932 shares of the Company's common stock under the 2014 Plan to three executive officers were approved by the Board on February 21, 2014, and conditioned upon the approval of the 2014 Plan.  These stock options are comprised of 99,309 shares for the Company’s President and Chief Executive Officer, Adam S. Grossman; 39,032 shares for the Company’s Chief Financial Officer, Brian Lenz; and 29,591 shares for the Company's Chief Scientific and Medical Officer, James Mond, M.D., Ph.D.  The stock options vest over a period of four years and are exercisable at a price per share of $8.50, the closing price of the Company’s common stock on the OTC Bulletin Board on February 21, 2014.  Grants of non-qualified stock options to purchase 9,000 shares of the Company's common stock under the 2014 Plan, to each of the Company’s six non-employee directors, were approved by the Board on February 21, 2014, and were also conditioned upon the approval of the 2014 Plan at the 2014 Annual Meeting of Stockholders.  The stock options will vest over a period of 24 months and terminate 12 months following separation and are exercisable at a price per share of $8.50, the closing price of the Company’s common stock on the OTC Bulletin Board on February 21, 2014. The maximum number of shares reserved for grant under the 2014 Plan is: (a) 800,000 shares; plus (b) an annual increase as of the first day of the Company’s fiscal year, beginning in 2015 and occurring each year thereafter through 2020, equal to the least of (i) 200,000 shares, (ii) 1% of the outstanding shares of common stock as of the end of the Company’s immediately preceding fiscal year, and (iii) any lesser number of shares determined by the Board; provided, however, that the aggregate number of shares available for issuance pursuant to such increases shall not exceed a total of 800,000 shares.  During the three months ended September 30, 2014 and 2013, no options were issued to employees or directors.  During the nine months ended September 30, 2014 and 2013 stock options to purchase 221,932 and 25,587 shares of common stock were issued to employees and non-employee directors, respectively.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013
In connection with the original Loan Agreement, the Company issued to Hercules a warrant to purchase 31,750 shares of common stock with an exercise price of $7.56, and under the amended Loan Agreement, the Company issued to Hercules a warrant to purchase an additional 34,800 shares of its common stock (and a warrant for an additional 23,200 shares of common stock if we borrow an additional $5.0 million as described above), with an exercise price set at the lower of (i) $7.50 per share or (ii) the price per share of the next round of financing over the next twelve months, subject to customary anti-dilution adjustments.  The warrants expire after 10 years and have piggyback registration rights with respect to the shares of common stock underlying the warrant.  In addition, the Company has also granted Hercules the option to invest (until the loan maturity date) up to $1.0 million in future equity financings at the same terms as the other investors.  The Loan Agreement contains certain provisions that require the warrants issued to Hercules to be accounted for as a liability and to be “mark-to-market” each reporting period.  Changes in the valuation of this liability at the end of each reporting period will be included in its reported operating results, and may create volatility in its reported operating results. The fair value of the initial Loan Agreement warrant was calculated using a lattice-based option model in order to account for features in the warrant that could cause the exercise price to reset (“down round protection”) in the next issuance of our common stock (the next round of equity financing). The Company recorded the fair value of the warrant of $229,345 as warrant liability and as a debt discount to the carrying value of the loan.  The key assumptions used to value the warrants included the expected date of the next round of equity financing, volatility of 59% on our common stock based upon similar public companies volatilities for comparison, an expected dividend yield of 0.0%, a risk-free interest rate of 2.54% and a term of 10 years.  As of October 22, 2013, the closing date of the Initial Public Offering (“IPO”), the Company recorded $186,055 as the fair value of the warrant, as additional paid-in capital.   As a result of the decrease in warrant liability, the Company recorded a $43,290 change in the fair value of warrant liability.  This warrant liability was adjusted from inception of the initial Loan Agreement to October 22, 2013, to fair value each reporting period using a lattice-based option model and the debt discount will be amortized to interest expense over the term of the loan. Upon the completion of the IPO of common stock in October 2013, the down round warrant protection feature resulting in the warrant liability’s quarterly “mark-to-market” valuation being terminated and, therefore, this liability was reclassified to additional paid-in capital during the fourth quarter of 2013. The fair value of the amended Loan Agreement warrant was calculated using a lattice-based option model in order to account for features in the warrant that could cause the exercise price to reset (“down round protection”) in the next issuance of our common stock (the next round of equity financing). The Company recorded the fair value of the warrant of $219,588 as warrant liability and as a debt discount to the carrying value of the loan.  The key assumptions used to value the warrants included the expected date of the next round of equity financing, volatility of 59% on our common stock based upon similar public companies volatilities for comparison, an expected dividend yield of 0.0%, a risk-free interest rate of 2.53% and a term of 10 years.  As of September 30, 2014, the Company recorded $263,784 as the fair value of the warrant. As a result of the increase in warrant liability, the Company recorded a $44,196 change in the fair value of warrant liability.  This warrant liability will be adjusted from the date of the Loan Agreement on February 24, 2014, to fair value each reporting period using a lattice-based option model and the debt discount will be amortized to interest expense over the term of the loan. The down round warrant protection feature resulting in the warrant liability’s quarterly “mark-to-market” valuation will terminate at the end of the one-year period following the amended Loan Closing on February 24, 2014.

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013
	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013
Expected term	6.25 years	6.25 years
Volatility	63%	63%
Dividend yield	0.0	0.0
Risk-free interest rate	2.22%	1.24%

Guidance for stock-based compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company currently estimates there will be no material forfeitures of options for the foreseeable future since the stock options currently outstanding are primarily held by its senior management and directors.  The weighted average remaining contractual term of stock options outstanding and expected to vest at September 30, 2014 is 7.6 years.  The weighted average remaining contractual term of stock options exercisable at September 30, 2014 is 6.9 years.

A summary of the Company’s option activity under the Plan and related information is as follows:

	Nine Months Ended
	September 30, 2014
		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at beginning of period	826,995	$6.90
Forfeited	-	$-
Granted	221,932	$8.50
Outstanding at end of period and expected to vest	1,048,927	$7.24
Options exercisable	571,765	$6.70

Stock-based compensation expense for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended		Nine Months Ended
	September		September 30,
	2014	2013	2014	2013

Research and development	$80,544	$55,067	$233,670	$162,643
General and administrative	246,516	170,154	687,724	503,893

Total stock-based compensation expense	$327,060	$225,221	$921,394	$666,536

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013

As of September 30, 2014, the total compensation expense related to unvested options not yet recognized totaled $2,485,620. The weighted-average vesting period over which the total compensation expense will be recorded related to unvested options not yet recognized at September 30, 2014 was approximately 2.3 years.

5.	RELATED PARTY TRANSACTIONS

The Company leases an office building and equipment on a month-to-month basis from an entity owned by a related party, controlled by its Vice-Chairman.  Rent expense amounted to $24,112 and $72,336 for each of the three and nine months ended September 30, 2014 and 2013, respectively.

The Company maintains deposits and other accounts at a bank which is less than 5%-owned by a related party and where a stockholder and Company director is a member of the Board of Directors of the bank.

6.	COMMITMENTS AND CONTINGENCIES

General Legal Matters.

From time to time, the Company may become subject to legal proceedings and claims arising in connection with the normal course of its business. There are currently no pending legal proceedings that would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

7.	SEGMENTS

The Company is engaged in the development and commercialization of human plasma and plasma-derived therapeutics.  The Company also operates an FDA-licensed source plasma collection operation located in Norcross, Georgia.  The Company defines its segments as those business units for which operating results are regularly reviewed by the chief operating decision maker (“CODM”) to analyze performance and allocate resources. The Company’s CODM, is its President and Chief Executive Officer.

The Company has two operating segments, (1) the plasma collection center segment, which includes the Company’s operation in Georgia; and (2) the research and development segment, comprised of the Company’s plasma development operations in New Jersey.

Summarized financial information concerning reportable segments is shown in the following tables:

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013

	Plasma
Three Months Ended	Collection	Research and
September 30, 2014	Center	Development	Corporate	Consolidated

Revenues	$1,347,041	$-	$18,889	$1,365,930

Cost of product revenue	867,681	-	-	867,681

Gross profit	479,360	-	18,889	498,249

Loss from operations	(539,022)	(1,482,929)	(1,016,331)	(3,038,282)

Other expense	-	-	(346,407)	(346,407)

Net loss	(539,022)	(1,482,929)	(1,362,738)	(3,384,689)

Property and equipment,
net	2,227,587	-	153,613	2,381,200

Depreciation and
amortization expense	41,135	1,110	11,954	54,199

	Plasma
Three Months Ended	Collection	Research and
September 30, 2013	Center	Development	Corporate	Consolidated

Revenues	$1,088,452	$-	$18,889	$1,107,341

Cost of product revenue	726,245	-	-	726,245

Gross profit	362,207	-	18,889	381,096

Loss from operations	(295,569)	(1,408,990)	(826,412)	(2,530,971)

Other expense	(1,863)	-	(156,113)	(157,976)

Net loss	(297,432)	(1,408,990)	(982,525)	(2,688,947)

Property and equipment,
net	624,492	3,539	183,367	811,398

Depreciation and
amortization expense	43,043	809	11,035	54,887

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013

	Plasma
Nine Months Ended	Collection	Research and
September 30, 2014	Center	Development	Corporate	Consolidated

Revenues	$4,370,141	$-	$56,667	$4,426,808

Cost of product revenue	2,785,526	-	-	2,785,526

Gross profit	1,584,615	-	56,667	1,641,282

Loss from operations	(1,057,085)	(7,597,295)	(3,655,208)	(12,309,588)

Other income (expense)	262	-	(940,480)	(940,218)

Net loss	(1,056,823)	(7,597,295)	(4,595,688)	(13,249,806)

Property and equipment,
net	2,227,587	-	153,613	2,381,200

Depreciation and
amortization expense	113,292	2,729	35,041	151,062

	Plasma
Nine Months Ended	Collection	Research and
September 30, 2013	Center	Development	Corporate	Consolidated

Revenues	$2,618,361	$-	$25,185	$2,643,546

Cost of product revenue	1,741,052	-	-	1,741,052

Gross profit	877,309	-	25,185	902,494

Loss from operations	(835,749)	(6,346,924)	(3,341,514)	(10,524,187)

Other expense	(5,784)	-	(296,067)	(301,851)

Net loss	(841,533)	(6,346,924)	(3,637,581)	(10,826,038)

Property and equipment,
net	624,492	3,539	183,367	811,398

Depreciation and
amortization expense	129,325	2,428	27,322	159,075

The “Corporate” column includes general and administrative overhead expenses.  Property and equipment, net, included in the “Corporate” column above includes assets related to corporate and support functions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements as of, and for, the three and nine months ended September 30, 2014 and 2013 and our Annual Report for the year ended December 31, 2013 on Form 10-K, filed with the United States Securities and Exchange Commission, or the Commission, on March 28, 2014.

Forward-Looking Statements

This quarterly report for the quarterly period ended September 30, 2014 on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).   Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance or achievements, and may contain the words “estimate,” “project,” “intend,” “forecast,” “anticipate,” “plan,” “planning,” “expect,” “believe,” “will,” “will likely,” “should,” “could,” “would,” “may” or, in each case, their negative, or words or expressions of similar meaning.  These forward-looking statements include, but are not limited to, statements concerning the timing, progress and results of the clinical development and trials, reporting of data, regulatory processes, potential clinical trial initiations, potential investigational new product applications, biologics license applications, and commercialization efforts relating to our product candidate(s) and the limitation of our available cash.  The forward-looking statements contained in this report represent our estimates and assumptions only as of the date of this report and we undertake no duty or obligation to update or revise publicly any forward-looking statements contained in this report as a result of new information, future events or changes in our expectations, except as required by applicable law or rules.  Forward-looking statements are subject to many risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in our Annual Report for the year ended December 31, 2013 on Form 10-K as filed with the Commission on March 28, 2014, and in other filings with the Commission.

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

Overview

We are a late stage biopharmaceutical company that develops, manufactures, and intends to market specialty plasma-based biologics for the treatment and prevention of certain infectious diseases. Our targeted patient populations include immune-compromised individuals who suffer from an underlying immune deficiency disorder or who may be immune-suppressed for medical reasons. Our product candidates are intended to be used by physician specialists focused on caring for immune-compromised patients with certain infectious diseases.

RI-002 is our lead product candidate that has been administered to 59 patients in 9 treatment centers throughout the United States in an ongoing pivotal Phase III trial.  RI-002 is intended for the treatment of primary immune deficiency disease, or PIDD.  RI-002 is an injectable immune globulin (human), or IGIV, derived from human plasma, which contains immune globulins extracted from source plasma in a manufacturing process called fractionation.  RI-002 is enriched with naturally occurring polyclonal antibodies (e.g., streptococcus pneumoniae, H. influenza type B, Cytomegalovirus or CMV, measles, tetanus, etc.) as well as standardized, high levels of antibodies targeted to respiratory syncytial virus, or RSV. RSV is a common virus that ordinarily leads to mild, cold-like symptoms in healthy adults and children. In high-risk groups, such as the immune-compromised, RSV can lead to a more serious infection and may even cause death. Our unique and exclusive microneutralization assay allows us to effectively identify and isolate donor plasma with high-titer RSV antibodies and to standardize RI-002’s potency and thereby potentially garnering a premium price.

We completed patient enrollment in our pivotal Phase III clinical trial of RI-002 for the treatment of patients with PIDD during the fourth quarter of 2013 and anticipate announcing primary endpoint data by the end of 2014.  The trial is a single arm, open label study in which patients are treated approximately once per month for a period of 12 months, plus up to 90 days for safety monitoring and follow up.  As of the date of this report, all scheduled patient dosing has been completed and there have been no reported serious adverse events attributable to RI-002.  The pivotal Phase III study design follows the published U.S. Food and Drug Administration’s or FDA’s “Guidance for Industry:  Safety, Efficacy, and Pharmacokinetic Studies to Support Marketing of Immune Globulin Intravenous (Human) as Replacement Therapy for Primary Humoral Immunodeficiency” (Center for Biologics Evaluation and Research June 2008).  The primary endpoint in our Phase III study, as described in the FDA’s guidance for industry provides for a reduction in the incidence of serious infections to less than one per year in each subject receiving IGIV. The secondary endpoint is safety and includes other data collection points including antibody titers for certain agents, including RSV antibody levels at various time points after infusion. Our protocol has been developed in accordance with the FDA’s Guidance for Industry (June 2008), and if successful data is obtained, we believe that this single Phase III trial and complete Biological License Application, or BLA, submission should lead to FDA approval for RI-002.  Once data is available, and if it is positive, we expect to file a BLA with the FDA during the first half of 2015 in accordance with the FDA’s guidance for industry. The FDA could approve our BLA within approximately one year of filing, and potential first commercial sales could occur as early as the first half of 2016.

In prior clinical studies, we conducted a randomized, double-blind, placebo-controlled Phase II clinical trial to evaluate RI-001, RI-002’s predecessor product candidate, in immune-compromised, RSV-infected patients.  RI-001 and RI-002 both contain equivalent levels of RSV neutralizing antibody titers.  This trial was conducted with 21 patients in the United States, Canada, Australia, and New Zealand. The Phase II dose-ranging trial demonstrated a statistically significant improvement in the change from baseline RSV titers to Day 18 in the high dose and low dose treatment groups when compared with placebo (p=0.0043 and p=0.0268, respectively). The mean fold increase for high dose was 9.24 (95% CI 4.07, 21.02) and the observed mean fold increase for low dose was 4.85 (95% CI 2.22, 10.59). The mean fold change for placebo treated patients was 1.42 (95% CI 0.64, 3.17). In addition, more patients in the high dose (85.7%) and lose dose (42.9%) groups experienced greater than a 4-fold increase from baseline to Day 18 in RSV titer levels compared to placebo (0%). There were no serious drug-related adverse events reported during the trial.

From April 2009 through February 2011, RI-001 was administered to 15 compassionate use patients where physicians requested emergency access to the product for treating their patients with documented lower respiratory tract RSV infections. Serum samples were obtained from 13 patients. Samples showed that after treatment with RI-001, patients had a four-fold or greater rise in RSV antibody titers from baseline. Serum samples were not obtained from two patients who also received palivizumab. The drug was well-tolerated in these 15 patients and there were no reports of serious adverse events attributable to RI-001.

Data from our previously conducted Phase II trial, prior compassionate use experience and testing of RI-002 in the cotton rat RSV animal model has been presented at various conferences during 2013 and 2014 and is accessible on our website under posters and publications at www.admabiologics.com.

On November 5, 2014 we received a notice from the NASDAQ stock market approving our shares of common stock to be listed on the NASDAQ Capital Market and commence trading on November 10, 2014.

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

The process of conducting pre-clinical studies and clinical trials necessary to obtain FDA approval is costly and time consuming.  The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, the quality of the product candidate’s early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability.  As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates.  Development timelines, probability of success and development costs vary widely.  R&D expense for the nine months ended September 30, 2014 increased significantly compared to the nine months ended September 30, 2013, as a result of increased costs relating to our Phase III clinical study, which was fully enrolled at the end of 2013 and with the completion of manufacturing for our clinical drug product supply during the first quarter of 2014.  We expect that our R&D expense will not significantly increase throughout 2014, as patient dosing in our Phase III clinical study is completed.

General and Administrative Expense

General and administrative, or G&A expense, consists of wages, stock-based compensation and benefits for senior management and staff unrelated to R&D, consulting fees for commercialization planning and market research, legal fees, accounting and auditing fees, information technology, rent, maintenance and utilities, insurance, travel and other expenses related to the general operations of the business.  G&A expense also includes a write-off of deferred financing fees related to our financing activities during 2013.  We expect that our G&A expense will continue to increase throughout the remainder of 2014 and into 2015 as a result of commercial planning, market research costs and the hiring of additional staff related to commercialization and marketing in anticipation of the commercial development of RI-002.

Interest Income and Interest Expense

Interest income consists of interest earned on our cash and cash equivalents and short-term investments.  Interest expense consists of interest incurred on our notes payable, as well as the amortization and write-off of deferred financing costs and debt discounts.  Interest expense has increased since 2013 as we have increased our outstanding debt from $5 million to $10 million during 2014.

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Summary table

The following table presents a summary of the changes in our results of operations for the three months ended September 30, 2014 compared to the three months ended September 30, 2013:

	Three Months Ended		Percentage
	September 30,		Increase/
	2014	2013	(Decrease)
Revenues	$1,365,930	$1,107,341	23%
Cost of product revenue	$867,681	$726,245	19%
Research and development expenses	$1,482,929	$1,408,990	5%
Plasma center operating expenses	$1,018,382	$657,776	55%
General and administrative expenses	$1,035,220	$845,301	22%
Total operating expenses	$4,404,212	$3,638,312	21%
Other income (expense), net	$(346,407)	$(157,976)	>100%
Net loss	$(3,384,689)	$(2,688,947)	26%
Loss in plasma collection segment	$(539,022)	$(297,432)	81%
Loss attributable to research and
development segment	$(1,482,929)	$(1,408,990)	5%

Revenues

We recorded total revenues of $1,365,930 for the three months ended September 30, 2014 and $1,107,341 for the three months ended September 30, 2013. Product revenue was $1,347,041 for the three months ended September 30, 2014 from the sale of blood plasma collected in our FDA-licensed, German Health Authority, or GHA and South Korean Ministry of Food and Drug Safety, or MFDS certified Georgia-based blood plasma collection center, compared to product revenue of $1,088,452 for the three months ended September 30, 2013.  Product revenue for the quarter ended September 30, 2014 was primarily attributed to sales made pursuant to our plasma supply agreement with Biotest under which Biotest purchases normal source plasma from our wholly owned subsidiary, ADMA BioCenters, to be used in their manufacturing.  The increase in product revenue of $258,589 was attributed to increased donor collections, advertising and promotions to attract more plasma donors, as well as the expansion of additional plasma donor equipment.  For the three months ended September 30, 2014 and 2013, license revenue was $18,889, respectively which relates to our Biotest license agreement.  We have not generated any revenue from our therapeutics research and development business.

Cost of Product Revenue

Cost of product revenue was $867,681 for the three months ended September 30, 2014, and $726,245 for the three months ended September 30, 2013.  The increased cost of product revenues for the three months ended September 30, 2014 and 2013 was related to the costs associated with the increased donor collections and production and sale of normal source plasma.

Research and Development Expenses

R&D expenses were $1,482,929 for the three months ended September 30, 2014, an increase of $73,939 from $1,408,990 for the three months ended September 30, 2013.  R&D expenses increased slightly during the three months ended September 30, 2014, compared to the three months ended September 30, 2013 which was primarily related to increased regulatory consulting fees pertaining to the preparation of our anticipated BLA submission with the FDA during the first half of 2015, dependent upon the results of our pivotal Phase III clinical trial data being positive.

Plasma Center Operating Expenses

Our wholly owned subsidiary, ADMA BioCenters’ operating expenses were $1,018,382 for the three months ended September 30, 2014, an increase of $360,606 from $657,776 for the three months ended September 30, 2013.  These operating expenses consist of G&A overhead, comprised of: rent, maintenance, utilities, wages and benefits for center staff, plasma collection supplies, plasma transportation and storage (off-site), advertising and promotion expenses, and computer software fees related to donor collections.  The increase in expenses was primarily related to the additional staffing of employees for our existing plasma center and our second plasma center, which is expected to open by the end of this year, increased advertising and promotion expenses and increased plasma operations’ supplies attributed to increased donor collections during the three months ended September 30, 2014.  We expect that as plasma collection increases, our operating expenses will also increase accordingly.

General and Administrative Expenses

G&A expenses were $1,035,220 for the three months ended September 30, 2014, an increase of $189,919 from $845,301 for the three months ended September 30, 2013.  G&A expenses primarily increased as a result of higher costs associated with professional fees and stock-based compensation expense.

Total Operating Expenses

Total operating expenses were $4,404,212 for the three months ended September 30, 2014, an increase of $765,900 from $3,638,312 for the three months ended September 30, 2013, for the reasons stated above.

Other Income (Expense); Interest Expense

Other expense, net was $346,407 for the three months ended September 30, 2014, compared to $157,976 for the three months ended September 30, 2013.  The increase in interest expense was attributed to increased debt, amortization of debt discount and deferred financing fees related to the Hercules notes outstanding as of September 30, 2014.  As of September 30, 2014, we recorded $263,784 as the fair value of the warrant, as a warrant liability.  As a result of the increase in warrant liability during the quarter ended September 30, 2014, we recorded a $14,616 change in the fair value of warrant liability.  This warrant liability is adjusted to fair value each reporting period using a lattice-based option model.  The debt discount is being amortized to interest expense over the term of the loan.

Net Loss

Net loss increased to $3,384,689 for the three months ended September 30, 2014, from $2,688,947 for the three months ended September 30, 2013 for the reasons stated above.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Summary table

The following table presents a summary of the changes in our results of operations for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013:

	Nine Months Ended		Percentage
	September 30,		Increase/
	2014	2013	(Decrease)
Revenues	$4,426,808	$2,643,546	67%
Cost of product revenue	$2,785,526	$1,741,052	60%
Research and development expenses	$7,597,295	$6,346,924	20%
Plasma center operating expenses	$2,641,700	$1,713,058	54%
General and administrative expenses	$3,711,875	$3,366,699	10%
Total operating expenses	$16,736,396	$13,167,733	27%
Other income (expense), net	$(940,218)	$(301,851)	>100%
Net loss	$(13,249,806)	$(10,826,038)	22%
Loss in plasma collection segment	$(1,056,823)	$(841,533)	26%
Loss attributable to research and
development segment	$(7,597,295)	$(6,346,924)	20%

Revenues

We recorded total revenues of $4,426,808 for the nine months ended September 30, 2014 and $2,643,546 for the nine months ended September 30, 2013. Product revenue was $4,370,141 for the nine months ended September 30, 2014 from the sale of blood plasma collected in our FDA-licensed, GHA-and South Korean MFDS certified Georgia-based blood plasma collection center, compared to product revenue of $2,618,361 for the nine months ended September 30, 2013.  Product revenue for the nine months ended September 30, 2014 was primarily attributed to sales made pursuant to our plasma supply agreement with Biotest under which Biotest purchases normal source plasma from our wholly owned subsidiary, ADMA BioCenters, to be used in their manufacturing.  The increase in product revenue of $1,751,780 was attributed to increased donor collections, advertising and promotions to attract more plasma donors, as well as the expansion of additional plasma donor equipment.  For the nine months ended September 30, 2014 and 2013, license revenue was $56,667 and $25,185, respectively, which relates to our Biotest license agreement.  We have not generated any revenue from our therapeutics research and development business.

Cost of Product Revenue

Cost of product revenue was $2,785,526 for the nine months ended September 30, 2014, and $1,741,052 for the nine months ended September 30, 2013.  The increased cost of product revenues for the nine months ended September 30, 2014 and 2013 was related to the costs associated with the increased donor collections, production and sale of normal source plasma.

Research and Development Expenses

R&D expenses were $7,597,295 for the nine months ended September 30, 2014, an increase of $1,250,371 from $6,346,924 for the nine months ended September 30, 2013.  R&D expenses increased during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, primarily attributed to increased manufacturing costs as a result of completing substantially all drug product supply manufacturing during the nine months ended September 30, 2014, the full enrollment of our Phase III clinical study during the fourth quarter of 2013 and increased regulatory consulting fees pertaining to the preparation of our anticipated BLA submission with the FDA during the first half of 2015, dependent upon the results of our pivotal Phase III clinical trial data being positive.

Plasma Center Operating Expenses

Our wholly owned subsidiary, ADMA BioCenters’ operating expenses were $2,641,700 for the nine months ended September 30, 2014, an increase of $928,642 from $1,713,058 for the nine months ended September 30, 2013.  These operating expenses consist of G&A overhead, comprised of: rent, maintenance, utilities, wages and benefits for center staff, plasma collection supplies, plasma transportation and storage (off-site), advertising and promotion expenses, and computer software fees related to donor collections.  The increase in expenses was primarily related to the additional staffing of employees for our existing plasma center and our second plasma center, which is expected to open by the end of this year, increased advertising and promotion expenses and increased plasma operations’ supplies attributed to increased donor collections during the nine months ended September 30, 2014.  We expect that as plasma collection increases, our operating expenses will also increase accordingly.

General and Administrative Expenses

G&A expenses were $3,711,875 for the nine months ended September 30, 2014, an increase of $345,176 from $3,366,699 for the nine months ended September 30, 2013.  G&A expenses primarily increased as a result of fees incurred for consulting services provided to us related to commercial planning, market research and analysis, as well as higher costs associated with professional fees, stock-based compensation expense and employee benefits, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Total Operating Expenses

Total operating expenses were $16,736,396 for the nine months ended September 30, 2014, an increase of $3,568,663 from $13,167,733 for the nine months ended September 30, 2013, for the reasons stated above.

Other Income (Expense); Interest Expense

Other expense, net was $940,218 for the nine months ended September 30, 2014, compared to $301,851 for the nine months ended September 30, 2013.  The increase in interest expense was attributed to increased debt, amortization of debt discount and deferred financing fees related to the Hercules notes outstanding as of September 30, 2014.  In connection with the Hercules notes, as of February 24, 2014, we recorded $219,588 as the fair value of the warrant issued to Hercules, as warrant liability and as a debt discount to the carrying value of the loan.  As of September 30, 2014, we recorded $263,784 as the fair value of the warrant, as a warrant liability.   As a result of the increase in warrant liability during the nine months ended September 30, 2014, we recorded a $44,196 change in the fair value of warrant liability.  This warrant liability is adjusted to fair value each reporting period using a lattice-based option model.  The debt discount is being amortized to interest expense over the term of the loan.

Net Loss

Net loss increased to $13,249,806 for the nine months ended September 30, 2014, from $10,826,038 for the nine months ended September 30, 2013 for the reasons stated above.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $11,802,477 for the nine months ended September 30, 2014.  The net loss for this period was higher than net cash used in operating activities by $1,447,329, which was primarily attributable to increases in accounts receivable of $562,171, related to sales of our normal source plasma, accrued expenses of $671,367 related to vendors and service providers, and a decrease in accounts payable of $265,754, inventories of $216,502 related to the sales of our normal source plasma and use in our clinical trial, offset by stock-based compensation of $921,394 and depreciation and amortization of $340,320.

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

Net Cash Used in Investing Activities

Net cash used in investing activities was $5,151,409 for the nine months ended September 30, 2014, which was related to the increase in short-term investments of $3,384,446 and purchases of equipment and leasehold improvements of $1,766,963 for the expansion of our ADMA BioCenters operation in Norcross, Georgia, which was completed in the beginning of September 2014 and construction of our second ADMA BioCenters operation in Marietta, Georgia.

Net cash used in investing activities was $191,176 for the nine months ended September 30, 2013, which pertained to purchases of office equipment and licensing software, as well as additional plasma center donor equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled $4,755,934 for the nine months ended September 30, 2014, which primarily consisted of $4,850,000 of net proceeds received from the loan by Hercules during the first quarter of 2014, offset by debt issue costs of $30,140, equity issuance costs of $54,543, and payments on our leasehold improvement loan for our ADMA BioCenters wholly owned subsidiary.

Net cash provided by financing activities totaled $962,938 for the nine months ended September 30, 2013, which primarily consisted of proceeds from a $1,000,000 loan from Hercules.

Liquidity and Capital Resources

Overview

As of September 30, 2014, we had working capital of $18.5 million, consisting primarily of $14.0 million of cash and cash equivalents, $6.3 million of short-term investments and $1.5 million of inventories, accounts receivable of $0.6 million and prepaid expenses of $0.3 million offset primarily by $2.4 million of accounts payable and $1.6 million of accrued expenses.  We have had limited revenue from operations and we have incurred cumulative losses of $65.9 million since inception.  We have funded our operations to date primarily from equity investments, loans from a venture debt lender and loans from our primary stockholders.  We received net cash proceeds of approximately $26.5 million in October 2013 from our Initial Public Offering, or IPO, a total of $10.0 million from a venture debt lender in various financings since 2012; and $15.3 million in the 2012 Financing.

Based upon our projected revenue and expenditures for 2014, we currently believe that our cash and cash equivalents, short-term investments and accounts receivable as of September 30, 2014, in addition to the funds available from our credit facility, are anticipated to be sufficient to fund our operations into the first half of 2016.   We estimate that such funds will be sufficient to enable us to achieve FDA approval for RI-002 in the United States, dependent upon the results of our pivotal Phase III clinical study being positive, at the earliest in the second half of 2015, if at all, and, therefore, we will not be able to generate revenues from the commercialization of RI-002 until the earliest, the first half of 2016, if at all. Furthermore, if our assumptions underlying our estimated revenues and expenses prove to be wrong, we may have to raise additional capital earlier than anticipated.  Due to numerous risks and uncertainties associated with the research and development and potential future commercialization of our product candidate, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our anticipated clinical trials and development activities.  Our current estimates may be subject to change as circumstances regarding its business requirements develop.  We may decide to raise capital through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements.  We do not have any existing commitments for future external funding.  We may seek to sell additional equity or debt securities or obtain an additional bank credit facility.  The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders.  The incurrence of additional indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations or other financing alternatives.  Additional equity or debt financing, grants, or corporate collaboration and potential licensing arrangements may not be available on acceptable terms, if at all.  If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned clinical trials and delay or abandon potential commercialization efforts of our lead product candidate.

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

Future Financing Needs

The net proceeds of $26.5 million from our IPO, $10.0 million from Hercules our venture debt lender and $15.3 million from the 2012 Financing have been and are being used to test plasma donors for RSV titers, collect and procure plasma, manufacture drug product, conduct clinical trial(s), expansion of our ADMA BioCenters operations and satisfy existing accounts payable, consulting services for commercial planning, market research and analysis, general and administrative expenses and other business activities and general corporate purposes, including for the payment of accrued expenses and premiums for directors’ and officers’ insurance.  We currently believe that based on our projected revenue and expenditures for 2014, and our cash and cash equivalents, short-term investments, accounts receivable and funds potentially available from our venture debt lender as of September 30, 2014, are anticipated to be sufficient to fund our operations into the first half of 2016.

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

The Financial Accounting Standards Board has issued certain accounting pronouncements as of September 30, 2014 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the nine months ended September 30, 2014 or that they will have a significant impact at the time they become effective.

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

For purposes of valuing options and warrants granted to our employees, non-employees and directors and officers through the nine months ended September 30, 2014, we used the Black-Scholes option pricing model.    To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of the grant with a term consistent with the expected term of our awards.  The expected term of the options granted is in accordance with Staff Accounting Bulletin 107, which is based on the average between vesting terms and contractual terms.  The expected dividend yield reflects our current and expected future policy for dividends on our common stock.  The expected stock price volatility for our stock options was calculated by examining historical volatilities for similar publicly traded industry peers, since we do not have any trading history for our common stock.  We will continue to analyze the expected stock price volatility and expected term assumptions as historical data for our common stock becomes available.  We have not experienced any material forfeitures of stock options and, as such, have not established a forfeiture rate since the stock options currently outstanding are primarily held by our senior management and directors.  We will continue to evaluate the effects of such future potential forfeitures, as they may arise, to evaluate our estimated forfeiture rate.

Research and Development Costs

Our expenses include all R&D costs as incurred including the disposition of plasma and equipment for which there is no alternative future use. Such expenses include costs associated with planning and conducting clinical trials.

Our agreement with Biotest includes the in-license of certain rights to incomplete, in-process technology, the terms of which we expect to finalize by the end of the fourth quarter of 2014.  As such, we expect to account for the value of this license as a charge to operations once the terms of the in-license agreement are finalized.

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

In connection with the original Loan Agreement, the Company issued to Hercules a warrant to purchase 31,750 shares of common stock with an exercise price of $7.56, and under the amended Loan Agreement, the Company issued to Hercules a warrant to purchase an additional 34,800 shares of its common stock (and a warrant for an additional 23,200 shares of common stock if we borrow an additional $5.0 million as described above), with an exercise price set at the lower of (i) $7.50 per share or (ii) the price per share of the next round of financing over the next twelve months, subject to customary anti-dilution adjustments.  The warrants expire after 10 years and have piggyback registration rights with respect to the shares of common stock underlying the warrant.  In addition, the Company has also granted Hercules the option to invest (until the loan maturity date) up to $1.0 million in future equity financings at the same terms as the other investors.  The Loan Agreement contains certain provisions that require the warrants issued to Hercules to be accounted for as a liability and to be “mark-to-market” each reporting period.  Changes in the valuation of this liability at the end of each reporting period will be included in its reported operating results, and may create volatility in its reported operating results. The fair value of the initial Loan Agreement warrant was calculated using a lattice-based option model in order to account for features in the warrant that could cause the exercise price to reset (“down round protection”) in the next issuance of our common stock (the next round of equity financing). The Company recorded the fair value of the warrant of $229,345 as warrant liability and as a debt discount to the carrying value of the loan.  The key assumptions used to value the warrants included the expected date of the next round of equity financing, volatility of 59% on our common stock based upon similar public companies volatilities for comparison, an expected dividend yield of 0.0%, a risk-free interest rate of 2.54% and a term of 10 years.  As of October 22, 2013, the closing date of the Initial Public Offering (“IPO”), the Company recorded $186,055 as the fair value of the warrant, as additional paid in capital.   As a result of the decrease in warrant liability, the Company recorded a $43,290 change in the fair value of warrant liability.  This warrant liability was adjusted from inception of the initial Loan Agreement to October 22, 2013, to fair value each reporting period using a lattice-based option model and the debt discount will be amortized to interest expense over the term of the loan. Upon the completion of the IPO of common stock in October 2013, the down round warrant protection feature resulting in the warrant liability’s quarterly “mark-to-market” valuation being terminated and, therefore, this liability was reclassified to additional paid-in capital during the fourth quarter of 2013. The fair value of the amended Loan Agreement warrant was calculated using a lattice-based option model in order to account for features in the warrant that could cause the exercise price to reset (“down round protection”) in the next issuance of our common stock (the next round of equity financing). The Company recorded the fair value of the warrant of $219,588 as warrant liability and as a debt discount to the carrying value of the loan.  The key assumptions used to value the warrants included the expected date of the next round of equity financing, volatility of 59% on our common stock based upon similar public companies volatilities for comparison, an expected dividend yield of 0.0%, a risk-free interest rate of 2.53% and a term of 10 years.  As of September 30, 2014, the Company recorded $263,784 as the fair value of the warrant. As a result of the increase in warrant liability, the Company recorded a $44,196 change in the fair value of warrant liability.  This warrant liability will be adjusted from the date of the Loan Agreement on February 24, 2014, to fair value each reporting period using a lattice-based option model and the debt discount will be amortized to interest expense over the term of the loan. The down round warrant protection feature resulting in the warrant liability’s quarterly “mark-to-market” valuation will terminate at the end of the one-year period following the amended Loan Closing on February 24, 2014.

Off-Balance Sheet Arrangements

The Company has entered into real estate leases for its wholly owned subsidiary, ADMA BioCenters in Georgia.  There is an aggregate minimum rent due under these leases of $3.3 million through 2023 and 2024 of the lease terms.

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

As of the end of the nine months ended September 30, 2014, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures.  Based on such evaluation of our disclosure controls and procedures, management, including our principal executive officer and principal financial officer, have concluded that our disclosure controls and procedures were effective as of September 30, 2014.

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

From time to time, we may become subject to legal proceedings and claims arising in connection with the normal course of our business. There are currently no pending legal proceedings that would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

101
The following materials from ADMA Biologics, Inc. Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013,  (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADMA Biologics, Inc.

Date: November 10, 2014	By:	/s/ Adam S. Grossman
		Name:	Adam S. Grossman
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2014	By:	/s/ Brian Lenz
		Name:	Brian Lenz
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from ADMA Biologics, Inc. Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013,  (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.