Form 10-K
period 2014-12-31
ADMA BIOLOGICS, INC.
filed 2015-03-09
CIK 1368514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-36728

ADMA BIOLOGICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	56-2590442
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

465 State Route 17, Ramsey, New Jersey	07446
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (201) 478-5552

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common stock, par value $0.0001 per share	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

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

☐ Large Accelerated Filer ☐ Accelerated Filer     ☐ Non-Accelerated Filer      ☒ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was $29,869,144, as of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), based on a total of 3,063,502 shares of common stock held by non-affiliates and on a closing price of $9.75 as reported on the Over-The-Counter Bulletin Board or Quote Board (“OTCBB” or “OTCQB”) on June 30, 2014.

The number of shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding as of March 6, 2015 was 9,291,823.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders or Annual Report on Form 10-K/A, to be filed on or before April 30, 2015, are incorporated by reference into Part III of this Report.

ADMA BIOLOGICS, INC.

Special Note Regarding Forward-Looking Statements

Some of the information in this annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws.  These statements include, among others, statements about:

•	our plans to develop and commercialize RI-002 and the success of such efforts,

•	the expected timing of and our ability to obtain and maintain regulatory approvals for our product candidates,

•	the expected timing, progress and results of clinical development and trials,

•	our plans to increase our supplies of plasma,

•	the potential indications for our product candidates,

•	potential investigational new product applications,

•	our intellectual property position,

•	our manufacturing capabilities and strategy,

•	our plans relating to manufacturing, supply and other collaborative agreements,

•	our estimates regarding expenses, capital requirements and needs for additional financing.

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

You should also consider carefully the statements under “Risk Factors” and other sections of this annual report on Form 10-K, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements.  We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations or any changes in events, conditions or circumstances on which any such statement is based, except as required by law.

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

Business of ADMA

Overview

ADMA Biologics is a late stage biopharmaceutical company that develops, manufactures, and intends to market specialty plasma-based biologics for the treatment and prevention of certain infectious diseases. Our targeted patient populations include immune-compromised individuals who suffer from an underlying immune deficiency disorder or who may be immune-suppressed for medical reasons. Our product candidates are intended to be used by physician specialists focused on caring for immune-compromised patients with infectious diseases. Our lead product candidate, RI-002, has been administered to 59 patients in 9 treatment centers throughout the United States in a pivotal Phase III clinical trial. RI-002 is intended for the treatment of primary immune deficiency disease, or PIDD. RI-002 is an injectable immune globulin derived from human plasma, enriched with high levels of naturally occurring polyclonal antibodies (e.g., streptococcus pneumoniae, H. influenza type B, CMV, measles, tetanus, etc.) as well as high levels of antibodies targeted to respiratory syncytial virus, or RSV. Our proprietary, unique and exclusive microneutralization assay allows us to standardize RI-002's potency by effectively identifying and isolating donor plasma with high-titer RSV antibodies, thereby allowing us to potentially garner a premium price.

PIDD, a genetic disorder that causes a deficient or absent immune system, is caused by hereditary or genetic defects and can affect anyone regardless of age or gender. PIDD patients are more vulnerable to infections and more likely to suffer complications from these infections. Intravenous immune globulin, or IGIV, is a plasma derived product that is used to prevent serious infections in patients with PIDD. It is comprised of polyclonal antibodies, which are proteins produced by B-cells that are used by the body's immune system to neutralize foreign objects such as bacteria and viruses. RI-002, a specialty IGIV with standardized levels of high-titer RSV antibodies, is intended to prevent infections in PIDD patients. The polyclonal antibodies which are present in RI-002 are expected to prevent infections in immune-compromised patients. It is estimated that there are about 250,000 diagnosed PIDD patients in the United States, approximately half of whom are treated with IGIV regularly. In the United States, sales of immune globulin products for all its uses were reported to be approximately $4.4 billion in 2013. Since the introduction of IGIV therapy, the incidence of infections in IGIV-treated patients has dropped significantly.

On December 3, 2014, we announced that RI-002 demonstrated positive Phase III results and successfully achieved its primary endpoint and preliminary analysis indicates that the treatment with RI-002 resulted in no serious bacterial infections or SBI’s observed in study subjects during the trial. On February 22, 2015, at the 2015 American Academy of Allergy Asthma & Immunology Annual Meeting, scientific investigators reported on the secondary outcomes that included: a total of 93 days, or 1.66 days per patient per year lost from work or school due to infection; one hospitalization due to an infection of only five days duration in the entire study and IgG trough levels above those required by the FDA for IVIG products.  Additionally, there was a marked increase in all of the measured specific anti-pathogen antibodies in PK subjects (n=31).  The mean of maximum fold increases in specific antibody levels after infusion of RI-002 ranged from 1.9 fold (S. pneumonia type 19A) to 5.3 fold (RSV), which were statistically significant fold increases from the pathogen's specific measured baselines.

The safety profile of RI-002 is comparable to that of other immunoglobulins.   These secondary outcome results follow the prior announcement that the trial achieved its primary endpoint with zero reported acute serious bacterial infections (SBI) in the course of the trial. We expect to file a Biologics License Application, or BLA, with the United States Food and Drug Administration, or FDA, during the first half of 2015. The FDA could approve our BLA within approximately one year of filing, and potential first commercial sales could occur as early as the first half of 2016. As part of our commercialization efforts, we plan to hire a small, specialty sales force to market RI-002 to hospitals, physician offices/clinics, and other specialty treatment organizations.  We anticipate staffing our company with additional personnel for patient support, medical affairs, quality assurance, regulatory affairs, scientific affairs, reimbursement, inventory and logistics, human resources, and financial and operational management.  We may also use a network of national distributors to fulfill orders for RI-002.

The trial was conducted as a single arm study in which patients were treated approximately once per month for a period of 12 months plus 90 days for follow up. Fifty-nine patients were enrolled in 9 treatment centers in the United States. The pivotal Phase III primary endpoint followed published FDA industry guidance, which provides for a reduction in the incidence of serious infections to less than one per year in each subject receiving IGIV. The secondary outcome was safety and included other pharmacokinetic, or PK, data collection points including antibody titers for certain agents, including RSV antibody levels at various time points after infusion. Following the FDA's guidance for our protocol should provide that a successful single Phase III trial and BLA submission should lead to FDA approval.

RI-002’s predecessor product candidate, RI-001 was the subject of a Phase II randomized, double-blind, placebo-controlled human clinical trial in RSV-infected, immune-compromised patients. In that trial, RI-001 treated patients demonstrated a statistically significant rise in anti-RSV titers compared to patients receiving placebo. RI-002 is an improved formulation of our prior product candidate RI-001. RI-002 is manufactured using the same FDA-approved contract manufacturing facility as its predecessor. To date, RI-002 has demonstrated improved production yields, an improved stability profile and comparable anti-RSV antibody titer potency levels relative to the prior formulation.

We operate an FDA-licensed, German Health Authority, or GHA and Korean Ministry of Food and Safety, or MFDS certified source plasma collection facility, at ADMA BioCenters located in Norcross, Georgia, which provides us with a portion of our blood plasma for the manufacture of RI-002. In June 2013, ADMA BioCenters, Norcross, Georgia received a two-year certification from the GHA. GHA certification allows plasma collected at ADMA BioCenters, Norcross Georgia to be imported into the European Union, or EU and to be purchased and processed by European Plasma Fractionators.  In September 2014, ADMA BioCenters, Norcross Georgia received MFDS approval to sell source plasma into South Korea. During the third quarter of 2014, we completed the expansion of our Norcross, Georgia ADMA BioCenters facility by securing additional rented space to grow our donor and collection screening areas to meet an increase in market demand for source plasma.  In 2014, we also entered into another lease for a second plasma collection center in Marietta, Georgia, and we completed construction of this new facility during the fourth quarter of 2014. In November 2014, we announced the opening of our second plasma collection center in Marietta, Georgia, which is pending regulatory licensure and certification. A typical plasma collection center, such as ADMA BioCenters, can collect 30,000 to 50,000 liters of source plasma annually, which may be sold for different prices depending upon the type of plasma, quantity of purchase, and market conditions at the time of sale. Plasma collected from ADMA BioCenters, Norcross, Georgia that is not used for making RI-002 is sold to customers in the United States and where we are approved globally under supply agreements or in the open "spot" market. We have entered into long term manufacturing and licensing agreements with Biotest AG and their United States subsidiary, Biotest Pharmaceuticals, Inc., together referred to as Biotest, that provide for the exclusive manufacture of RI-002. At the same time, we granted Biotest an exclusive, royalty-bearing license to market and sell RSV antibody-enriched IGIV in Europe and in other selected territories in North Africa and the Middle East.

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

Our mission is to develop and commercialize plasma-derived, human immune globulins targeted to niche immune-compromised patient populations. We intend to accomplish our mission by achieving the following:

•	obtain FDA approval to manufacture and market RI-002 for the treatment of patients with PIDD;

•	establish a specialty sales force to commercialize RI-002;

•	explore other possible indications for RI-002;

•	develop additional plasma-derived products for the treatment and/or prevention of infectious diseases in immune-compromised patient populations; and

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

The key elements of our strategy for achieving this goal are as follows:

•
Obtain FDA approval of RI-002 as a treatment for PIDD.  We have announced that RI-002 demonstrated positive Phase III results and successfully achieved its primary endpoint for the treatment of PIDD in accordance with the FDA Guidance for Industry.  We expect to file a BLA in the first half of 2015 and anticipate potential FDA approval within approximately a year of filing.

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

•
Develop and expand ADMA BioCenters.  In order to generate revenues in advance of RI-002’s commercialization and to control a portion of our raw material plasma supply for RI-002, we formed ADMA BioCenters, a subsidiary that operates plasma collection facilities in Norcross and Marietta, Georgia.  The Norcross facility received its FDA license in August 2011, GHA certification in June of 2013 and MFDS certification in September 2014.  Under FDA license, ADMA BioCenters can collect normal source plasma and high-titer RSV plasma.  We sell a portion of our normal source plasma to buyers in the open “spot” market.  We also plan to use the high-titer RSV plasma collected by ADMA BioCenters in the commercial manufacturing of RI-002.  We may initiate other hyperimmune plasma collection programs at the Norcross and Marietta facilities.  These programs would be initiated during the normal course of business and are expected to cost less than $1 million to implement.  We may also consider growth through the creation and licensing of additional ADMA BioCenters facilities in various regions of the United States.  Additional ADMA BioCenters may allow us to cost-effectively secure additional high-titer RSV plasma for RI-002, and potentially increase revenues through the collection and sale of normal source plasma and other hyperimmune plasma to third parties.

The Plasma Industry

Primary Immunodeficiency Disease

PIDD is a class of hereditary disorders characterized by defects in the immune system, due to either a lack of necessary antibodies or a failure of these antibodies to function properly.  According to the World Health Organization, there are over 150 different presentations of PIDD.  As patients suffering from PIDD lack a properly functioning immune system, they typically receive monthly, outpatient infusions of IGIV therapy.  Without this exogenous antibody immune support, these patients would be susceptible to a wide variety of infectious diseases.  PIDD has an estimated prevalence of 1:1,200 in the United States, or approximately 250,000 people.  Of these 250,000 people diagnosed with PIDD in the United States, approximately 125,000 receive monthly infusions of IGIV and it is estimated that over 300,000 patients worldwide receive monthly IGIV infusions for PIDD.

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

RI-002, our IGIV product contains polyclonal antibodies against various infectious agents, (e.g., streptococcus pneumoniae, H. influenza type B, CMV, measles, tetanus, etc.) including standardized antibodies against RSV. RSV is a common respiratory virus that often presents during the winter months.  Nearly all children will have been infected with RSV by three years of age, however, the immune systems of most healthy children prevent significant morbidity and mortality.  Conversely, in patients who are immune-compromised, such as those with PIDD or who have undergone a hematopoietic stem cell or solid organ transplant and may be on immunosuppressive drugs or chemotherapy, RSV infection can be associated with significant morbidity and mortality.  Immune-compromised patients historically have a 5% to 15% rate of RSV infection, and, if left untreated, lower respiratory tract RSV infections in immune-compromised patients can result in a mortality rate of up to 40% of infected patients.  In hematopoietic stem cell transplant, or HSCT, patients, a subset of the immune-compromised patient population with approximately 25,000 transplants being performed annually in the United States, it is estimated that about 25% of patients treated with the current standard of care (aerosolized Ribavirin) will progress to lower respiratory tract infection, or LRTI, while 41% of patients untreated with the current standard of care will progress to LRTI.

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

Plasma is collected using a process called “plasmapheresis.” During plasmapheresis, a donor’s blood is drawn into a specialized medical device that separates the plasma component through centrifugation, and then returns the other blood components back into the donor’s bloodstream.  Plasmapheresis is performed utilizing an FDA-approved, automated device with a sterile, self-contained collection kit.  The plasma that is collected is known as “normal source plasma.” There are over 400 plasma donation centers in the United States.  As of the date of this report, as noted in a variety of plasma industry trade reports and related conferences, approximately 24 million liters of source plasma were collected in the United States in 2013.  In the United States, a donor may donate plasma a maximum of two times in every seven-day period, with at least two days in between donations.  Plasma donation centers in the United States typically pay donors $25 to $50 per donation and some donors with rare or high antibody levels can be paid more.

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

There are two types of immune globulins, standard and hyperimmune.  The difference between standard immune globulins and hyperimmune globulins is that the latter are manufactured using plasma obtained from donors who have elevated amounts (high-titers) of specific antibodies.  These high-titer products can be used to treat and prevent diseases that present those specific antigens that are reactive with the high-titer antibodies.  Hyperimmune products currently available include hepatitis B, tetanus, rabies cytomegalovirus and RhoD immune globulins.

As of the date of this report, the worldwide market for plasma-derived therapeutic drug products was approximately $15 billion and the United States market for all plasma-derived products was approximately $6.9 billion.  IGIV products accounted for approximately $4.4 billion of sales in the United States in 2013.  IGIV products are used to treat primary immune deficiencies, certain autoimmune diseases, and other illnesses for immune-compromised patients and certain neuropathy indications.  New research and data, additional labeled indications, an aging population and emerging countries with new markets are all adding to the worldwide growth of IGIV utilization.

RI-002, Our Lead Product Candidate

General

RI-002 is a plasma-derived, polyclonal IGIV, with standardized high levels of antibodies against RSV.  RI-002 is initially being developed as a treatment for patients with PIDD.  By using our proprietary assay, we are able to identify plasma donors with elevated amounts of RSV antibodies, measure these donors’ plasma RSV levels and formulate RI-002 with standardized high levels of RSV antibodies.  In addition, by using our assay within manufacturing, we are able to demonstrate consistent lot-to-lot RSV antibody titer potency.  To our knowledge, there is no other IGIV product on the market that contains standardized high levels of RSV antibodies and that is produced with reported consistent lot-to-lot potency.  RI-002 is an improved formulation of our prior product candidate RI-001. RI-002 is manufactured using the same FDA-approved contract manufacturing facility as its predecessor. To date, RI-002 has demonstrated improved production yields, an improved stability profile and comparable anti-RSV antibody titer potency levels relative to the prior formulation.

Results of Phase III Clinical Trial

On December 3, 2014, we announced that RI-002 demonstrated positive Phase III results and successfully achieved its primary endpoint and preliminary analysis indicates that treatment with RI-002 resulted in no SBI’s observed in study subjects during the trial. The trial was conducted as a single arm study in which patients were treated approximately once per month for a period of 12 months plus 90 days for follow up. Fifty-nine patients were enrolled in 9 treatment centers in the United States. The pivotal Phase III primary endpoint followed published FDA industry guidance, which provides for a reduction in the incidence of serious infections to less than one per year in each subject receiving IGIV.

On February 22, 2015, at the 2015 American Academy of Allergy Asthma & Immunology Annual Meeting, scientific investigators reported on the secondary outcomes that included: a total of 93 days, or 1.66 days per patient per year lost from work or school due to infection; one hospitalization due to an infection of only five days duration in the entire study and IgG trough levels above those required by the FDA for IVIG products.  Additionally, there was a marked increase in all of the measured specific anti-pathogen antibodies in PK subjects (n=31).  The mean of maximum fold increases in specific antibody levels after infusion of RI-002 ranged from 1.9 fold (S. pneumonia type 19A) to 5.3 fold (RSV), which were statistically significant fold increases from the pathogen's specific measured baselines.  The safety profile of RI-002 is comparable to that of other immunoglobulins.   Following the FDA's guidance for our protocol should provide that a successful single Phase III trial and BLA submission should lead to FDA approval.

Data from our Phase III trial was presented as an abstract and presentation at the 2015 American Academy of Allergy Asthma & Immunology Annual Meeting on February 22, 2015.  The poster presentation was titled: “Results of a Phase III trial in Patients with PIDD Using an IVIG Containing High Titer Neutralizing Antibody to Respiratory Syncytial Virus (RSV).”

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

Data from our Phase II trial, compassionate use experience and testing of RI-002 in the cotton rat RSV animal model was presented as an abstract and oral presentation at the 2013 RSV Vaccines for the World Conference held on October 14, 2013. The abstract is titled: “Polyclonal human IVIG with standardized high-levels of RSV neutralizing antibodies: A summary of animal and human studies.”

 Manufacturing and Supply

In order to produce plasma-derived therapeutics that can be administered to patients, raw material plasma is collected from healthy donors at plasma collection facilities licensed by the FDA.  ADMA BioCenters, Norcross, Georgia is an FDA-licensed, GHA and MFDS-certified source plasma collection facility, which is our wholly-owned subsidiary and provides us with a portion of our plasma requirements.  By using our proprietary assay, we can identify plasma donors with elevated amounts of RSV antibodies and formulate RI-002 with an appropriate RSV titer level to ensure the final product is standardized to contain high levels of RSV antibodies.  Once source plasma has been collected, it is then fractionated and purified into specialized therapies, which are used by patients who require them.  We have agreements with independent third parties for the sourcing of blood plasma and for the fractionation and purification stages of manufacturing.  The contracts are with well-regarded facilities that are fully licensed to manufacture biologics.  We are dependent upon our third party suppliers for the manufacture of RI-002.  Our principal supplier of source plasma is Biotest.

On December 31, 2012, we entered into a Manufacturing, Supply and License Agreement with Biotest, which replaces a prior agreement.  Under the agreement, we agreed to purchase exclusively from Biotest our worldwide requirements of RSV immune globulin manufactured from human plasma containing RSV antibodies.  The term of the agreement is for a period of ten years from January 1, 2013, renewable for two additional five year periods at the agreement of both parties. We are obligated under this agreement to purchase a minimum of at least one lot of product during each calendar year after the finished product is approved by the FDA.  This number is subject to increase at our option.  As consideration for Biotest’s obligations under the agreement, we are obligated to pay a dollar amount per lot of RSV immune globulin manufactured from human plasma containing RSV antibodies, as well as a percentage royalty on the sales thereof and of RI-002, up to a specified cumulative maximum.  The agreement may be terminated by either party (a) by reason of a material breach if the breaching party fails to remedy the breach within 120 days after receiving notice of the breach from the other party, (b) upon bankruptcy, insolvency, dissolution, or winding up of the other party, or (c) if the other party is unable to fulfill its obligations under the agreement for 120 consecutive days or more as a result of (a) or (b) above.

Pursuant to the terms of a Plasma Purchase Agreement with Biotest, we have agreed to purchase from Biotest an annual minimum volume of source plasma containing antibodies to RSV to be used in the manufacture of RI-002.  This volume will increase at the earlier of our receipt of a BLA from the FDA, or March 31, 2016.  We must purchase a to-be-determined and agreed upon annual minimum volume from Biotest, but may also collect high-titer RSV plasma from up to five wholly-owned ADMA BioCenters.  Unless terminated earlier, the agreement expires in November 2021, after which it may be renewed for two additional five-year periods if agreed to by the parties.  Either party may terminate the agreement if the other party fails to remedy any material default in the performance of any material condition or obligation under the agreement following notice.  Either party may also terminate the agreement, after providing written notice, if a proceeding under any bankruptcy, reorganization, arrangement of debts, insolvency or receivership law is filed by or against the other party, and is not dismissed or stayed, or a receiver or trustee is appointed for all or a substantial portion of the assets of the other party, or the other party makes an assignment for the benefit of its creditors or becomes insolvent.  We may also terminate the agreement upon written notice if the clinical development of our product candidate is halted or terminated, whether by the FDA, a Data Safety Monitoring Board, or any other regulatory authority.  Upon termination of the agreement, we must pay for any source plasma already delivered to us and for any source plasma collected under the terms of the agreement.

On June 22, 2012, we entered into a Plasma Supply Agreement with Biotest for the purchase of normal source plasma from our ADMA BioCenters, Norcross, Georgia facility to be used in Biotest's manufacturing.  This agreement was amended on February 25, 2014.  After the initial term, the agreement may be renewed on an annual basis upon the mutual consent of the parties.  In addition to any other remedy it may have, either party has the right to terminate the agreement if the other party fails to remedy any material default in the performance of a material condition or obligation under the agreement following written notice.  In addition, upon giving the appropriate written notice, either party may terminate the agreement upon the occurrence of any of the following events: a proceeding under bankruptcy, reorganization, agreement of debts, insolvency or receivership law is filed by or against the other party, and is not dismissed or stayed, or a receiver or trustee is appointed for all or a substantial portion of the assets of the other party, or the other party makes an assignment for the benefit of its creditors or becomes insolvent.  Neither party can assign the agreement or any of its right or obligations there under without the express written consent of the other party.  However, with notice to the other party, either party without the other party’s consent may assign the agreement to (i) its affiliate, or (ii) a successor to all or substantially all of the assets relating to the business of that party which is involved in the fulfillment of its obligations under the agreement.  Under the agreement, Biotest applied to the GHA, which we have subsequently obtained GHA certification.

On June 7, 2012, we entered into a Testing Services Agreement with Quest Diagnostics Clinical Laboratories, Inc., or Quest, in which Quest agreed to provide biomarker testing and related support services for protocol screening and recertification which are exclusive to us.  If either party believes the other party is in material breach of any of their obligations under the agreement, the non-breaching party has the right to terminate the agreement by providing the breaching party with written notice specifying the material breach(es) and indicating clearly its intention to terminate the agreement.  If the breaching party cures such breach, the non-breaching party’s notice is void.  In addition, either party can terminate the agreement without cause upon written notice.  All data, test results, studies and other information generated by Quest in performing services under the agreement will be our sole property.  Neither party can assign the agreement or any of its right or obligations under the agreement without the express written consent of the other party, except under specified circumstances.  Quest agrees and acknowledges that ADMA paid for the development and validation of the testing assay and as such, the assay is the sole property of ADMA and shall only be utilized for our benefit.

Marketing, Sales and Market Research

We intend to market and sell our product through a small specialty sales force, distribution relationships and other customary industry methods.  We will focus our efforts specifically on the easily identifiable treatment centers which specialize in the care and management of immune compromised individuals.  We estimate that there are approximately 500 leading specialty programs in the United States which have significant patient populations for PIDD, suitable for treatment with RI-002.  We plan to hire our own specialty sales force which will consist of account managers, medical science liaisons and other normal and customary scientific, medical and detail representatives.  Our management and board of directors has substantial prior direct marketing, sales and distribution experience with plasma derived drugs, specialty immune globulins and other biological products.  We anticipate staffing the company with additional personnel for patient support, medical affairs, quality assurance, regulatory affairs, scientific affairs, reimbursement, supply chain and logistics, human resources, financial and other operational management positions.  As is normal and customary in the plasma products industry, we may also use a network of national distribution organizations that have specialty divisions that focus on plasma products to fulfill orders for RI-002.  We anticipate that subsequent events and developments may cause our views to change.  For a discussion of forward-looking statements, see, “Forward-Looking Statements” on page 4 of this Annual Report on Form 10-K, and “Item 1A – Risk Factors.”

In a license agreement effective December 31, 2012, we granted Biotest an exclusive license to market and sell RSV antibody-enriched IGIV in Europe and in selected countries in North Africa and the Middle East, collectively referred to as the Territory, to have access to our testing services for testing of Biotest’s plasma samples using our proprietary RSV assay, and to reference (but not access) our proprietary information for the purpose of Biotest seeking regulatory approval for the RSV antibody-enriched IGIV in the Territory.  As consideration for the license, Biotest agreed to provide us with certain services at no charge and also compensate us with cash payments upon the completion of certain milestones.  Biotest is also obligated to pay us an adjustable royalty based on a percentage of revenues from the sale of RSV antibody-enriched IGIV in the Territory for 20 years from the date of first commercial sale. Additionally, Biotest has agreed to grant us an exclusive license for marketing and sales in the United States and Canada for Biotest’s Varicella Zoster Immune Globulin, or VZIG, the terms of which we expect to finalize during 2015.

Competition

Although blood plasma and its derivative proteins are not subject to patent protection, the FDA recognizes each immunoglobulin product as unique and generally requires a separate Investigational New Drug, or IND, clinical trial and BLA for each as a condition to approval.  Regardless of whether competitors are able to develop an assay that can achieve our level of consistency and reproducibility in providing RSV antibody titer data, we believe they would still be required to validate and qualify such an assay as well as conduct clinical trials and undergo an FDA review prior to marketing an immune globulin product.  The plasma products industry is highly competitive.  We face, and will continue to face, intense competition from both United States-based and foreign producers of plasma products, some of which have lower cost structures, greater access to capital, direct ownership of manufacturing facilities, greater resources for research and development, and sophisticated marketing capabilities.

These competitors may include: Baxter HealthCare Corporation, CSL Behring, Grifols Biologicals, Octapharma and Biotest.  In addition to competition from other large worldwide plasma products providers, we face competition in local areas from smaller entities.  In Europe, where the industry is highly regulated and health care systems vary from country to country, local companies may have greater knowledge of local health care systems, more established infrastructures and have existing regulatory approvals or a better understanding of the local regulatory process, allowing them to market their products more quickly.  Moreover, plasma therapy generally faces competition from non-plasma products and other courses of treatments.  For example, recombinant Factor VIII products compete with plasma-derived products in the treatment of Hemophilia A.

Intellectual Property

We rely on a combination of trade secrets and nondisclosure and non-competition agreements to protect our proprietary intellectual property and will continue to do so.  We do not own any issued patents.  We also seek to enhance and ensure our competitive position through a variety of means including our unique and proprietary plasma donor selection criteria, our proprietary formulation methodology for plasma pooling, and the proprietary reagents, controls, testing standards, standard operating procedures and methods we use in our anti-RSV microneutralization assay.  While we intend to defend against threats to our intellectual property, litigation can be costly and there can be no assurance that our trade secret policies and practices or other agreements will adequately protect our intellectual property.  We seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems.  These processes, systems, and/or security measures may be breached, and we may not have adequate remedies as a result of any such breaches.  Third parties may also own or could obtain patents that may require us to negotiate licenses to conduct our business, and there can be no assurance that the required licenses would be available on reasonable terms or at all.

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

2.	submission to the FDA of an IND, application which must become effective before clinical trials may begin;

3.	performance of adequate and well-controlled clinical trials meeting FDA requirements to establish the safety and efficacy of the product candidate for each proposed indication;

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

Regulation of ADMA BioCenters

All blood and blood product collection and manufacturing centers which engage in interstate commerce must be licensed by the FDA.  In order to achieve licensure, the organization must submit a BLA and undergo pre-licensure inspection.  Our ADMA BioCenters, Norcross, Georgia facility has completed these requirements and received its FDA license in August 2011.  In order to maintain the license, the facilities operated by ADMA BioCenters will be inspected at least every two years.  ADMA BioCenters is also required to submit annual reports to the FDA.  In order to sell plasma at our new plasma collection facility in Marietta, Georgia, we will be required to seek licensure by the FDA for such facility which may require the expenditure of additional resources, and take an indeterminate period of time.

Blood plasma collection and manufacturing centers are also subject to the Clinical Laboratory Improvement Amendments, or CLIA, state licensure, and compliance with industry standards such as the International Quality Plasma Program, or IQPP. Compliance with state and industry standards is verified by means of routine inspection. We believe that ADMA BioCenters, Norcross, Georgia is currently in compliance with state and industry standards.  Delays in obtaining, or failures to obtain, regulatory approvals for any facility operated by ADMA BioCenters would harm our business.  In addition, we cannot predict what adverse federal and state regulations and industry standards may arise in the future.

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

Under European Union regulatory systems, marketing authorizations may be submitted either under a centralized or mutual recognition procedure.  The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states.  The mutual recognition procedure provides for mutual recognition of national approval decisions.  Under this procedure, the holder of a national marketing authorization may submit an application to the remaining member states.  Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval, refuse it or request additional information.

Research and Development

ADMA’s expenditures on research and development were approximately $9.5 million and $9.3 million for fiscal years ended December 31, 2014 and 2013, respectively.

Employees

ADMA Biologics, Inc., together with its subsidiaries ADMA Plasma Biologics, Inc. and ADMA BioCenters, Inc., has 60 full-time employees, as well as additional full-and part-time consultants and temporary staff.   Over the course of the next year, we anticipate hiring additional full-time employees devoted to sales and marketing, medical and scientific affairs, general and administrative, as well as hiring additional staff to the plasma collection center as appropriate.  We intend to use clinical research organizations, or CROs, third parties and consultants to perform our clinical studies and manufacturing, regulatory affairs and quality control services in addition to corporate marketing, branding and commercialization activities.

Corporate Information

ADMA Biologics, Inc. (“Former ADMA”) was incorporated in New Jersey on June 24, 2004 and re-incorporated in Delaware on July 16, 2007.   On February 13, 2012, Former ADMA merged (the “Merger”) into a Delaware “blank check” company, which had been incorporated in 2006 and which changed its name to ADMA Biologics, Inc. upon completion of the Merger.

The Company maintains a website at www.admabiologics.com; however, the information on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K. This Annual Report on Form 10-K and all of the Company's filings under the Exchange Act, including copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, are available free of charge through our website on the date we file those materials with, or furnish them to, the Securities and Exchange Commission, or the SEC. Such filings are also available to the public on the internet at the SEC's website at www.sec.gov. The public may also read and copy any document that we file at the SEC's Public Reference Room located at 100 F Street, NE, Washington, DC 20549 on official business days during the hours of 10 a.m. to 3 p.m. For further information on the Public Reference Room, the public is instructed to call the SEC at 1-800-SEC-0330.

Item 1A. Risk Factors

There are numerous and varied risks that may prevent us from achieving our goals.  We believe that the following are the material risks that we face.  If any of the following risks actually occurs, our business, financial condition or results of operations may be materially adversely affected.  In such case, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment.

Risks Relating to our Business

We have only one product candidate in Phase III clinical development. If we are unable to successfully develop and commercialize this product candidate or experience significant delays in doing so, our business will be materially harmed.

RI-002 is our only product candidate currently in clinical development. On December 3, 2014, we announced that RI-002 demonstrated positive Phase III results and successfully achieved its primary endpoint and preliminary analysis indicates that treatment with RI-002 resulted in no SBI’s observed in study subjects during the trial. On February 22, 2015, at the 2015 American Academy of Allergy Asthma & Immunology Annual Meeting, scientific investigators reported on the secondary outcomes.

Our success is substantially dependent upon achieving regulatory approval and successfully commercializing RI-002. The success of RI-002 and any of our other product candidates will depend on several factors. If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our drug candidates, which would materially harm our business.

We currently generate no revenue from the sale of any products and we may never be able to develop a marketable product. We have invested substantially all of our efforts and financial resources in the development of our human blood plasma platform, the identification of potential product candidates using that platform and the development of our product candidates. Other than with respect to RI-002, our ability to generate revenue from any of our other product candidates, which we do not expect will occur for many years, if ever, will depend heavily on their successful development and eventual commercialization. The success of RI-002 and other product candidates will depend on several factors, including:

•	successful completion of preclinical studies and clinical trials;
•	receipt of marketing approvals from applicable regulatory authorities;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•	our contract manufacturers’ ability to maintain their regulatory licenses and continue operations;
•	making arrangements with third-party manufacturers for, or establishing, commercial manufacturing capabilities;
•	launching commercial sales of the products, if and when approved, whether alone or in collaboration with others;
•	acceptance of the products, if and when approved, by patients, the medical community, governmental and third-party payors;
•	effectively competing with other therapies;
•	obtaining and maintaining healthcare coverage and adequate reimbursement;
•	protecting our rights in our intellectual property portfolio; and
•	maintaining a continued acceptable safety profile of the drugs following approval.

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

To date, we have generated limited revenues. Nearly, all of our revenues to date have been derived from the sale of plasma collected by our ADMA BioCenters facility in Norcross, Georgia, as well as our other plasma inventory sales. Unless and until we receive approval from the FDA and other regulatory authorities for our RI-002 product candidate, which is anticipated at the earliest, the first half of 2016, if at all, we would therefore not expect to sell and generate revenue from the commercialization of RI-002 until after that date and we may be required to raise additional funds through the sale of securities or otherwise in the future. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from the revenues that may be generated by the sale of plasma collected by ADMA BioCenters, as well as cash on hand and potential future capital raises. While ADMA BioCenters is committed to maintain compliance with all applicable regulations, we cannot assure you that we will be able to retain the FDA-license, GHA and MFDS certifications for our plasma collection center, which we need in order to sell plasma collected by ADMA BioCenters.

Our long term liquidity will be dependent upon our ability to raise additional capital, fund our research and development and commercial programs and meet our obligations on a timely basis.  If we are unable to successfully raise sufficient additional capital, we will likely not have sufficient cash flow and liquidity to fund our business operations, forcing us to curtail our activities and, ultimately, potentially cease operations. Even if we are able to raise additional capital, such financings may only be available on unattractive terms, resulting in significant dilution of stockholders' interests and, in such event, the value and potential future market price of our common stock may decline.

We anticipate that, based upon our projected revenue and expenditures, our current cash and cash equivalents and short term investments will be sufficient to fund our operations into the first half of 2016. If our assumptions underlying our estimated expenses prove to be wrong, we may have to raise additional capital sooner than anticipated, and we currently do not have arrangements to obtain additional financing. Any such financing could be difficult to obtain or only available on unattractive terms and could result in significant dilution of stockholders' interests. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our business plan and financial performance and could delay, discontinue or prevent product development and clinical trial activities or the approval of any of our potential products. In addition, we could be forced to reduce or forego sales and marketing efforts and forego attractive business opportunities.

We are not currently profitable and may never become profitable.

We have a history of losses and expect to incur substantial losses and negative operating cash flow for the foreseeable future, and we may never achieve or maintain profitability. For the years ended December 31, 2014 and December 31, 2013, we had net losses of $16.8 million and $15.5 million, respectively, and from our inception in 2004 through December 31, 2014, we have incurred a net loss of $69.4 million. Even if we succeed in developing and commercializing one or more product candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

•	seek regulatory approval(s);
•	initiate commercialization and marketing efforts;
•	implement additional internal systems, controls and infrastructure;
•	hire additional personnel; and
•	expansion and build out of our plasma center network.

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

Our current product candidate, RI-002, requires extensive clinical data analysis and regulatory review and may require additional testing. Clinical trials and data analysis can be very expensive, time-consuming and difficult to design and implement. If we are unsuccessful in obtaining regulatory approval for RI-002 or any of our product candidates don't provide positive results, we may be required to delay or abandon development of such product, which would have a material adverse impact on our business.

Continuing product development requires additional and extensive clinical testing. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time consuming. We cannot provide any assurance or certainty regarding when we might complete the clinical trial process or submit a BLA for regulatory approval for RI-002 or whether any such BLA will be accepted or approved. We estimate that the regulatory approval process for our product candidate, RI-002 will take between 12 to 18 months to complete and it could take up to several years for approval. Furthermore, failure can occur at any stage of the process, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

•	unforeseen safety issues;
•	determination of dosing issues;
•	lack of effectiveness during clinical trials;
•	slower than expected rates of patient recruitment;
•	inability to monitor patients adequately during or after treatment; and
•	inability or unwillingness of medical investigators to follow our clinical protocols.

In addition, the FDA or an Institutional Review Board, or IRB, may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA finds deficiencies in our IND submissions or the conduct of these trials. Therefore, we cannot provide any assurance or predict with certainty the schedule for future clinical trials. In the event we do not ultimately receive regulatory approval for RI-002, we may be required to terminate development of our only product candidate. Unless we acquire or develop other product candidates that are saleable, our business will be limited to plasma collection and sales.

If the results of our clinical trials do not support our product candidate claims, completing the development of such product candidate may be significantly delayed or we may be forced to abandon development of such product candidate altogether.

Even though our clinical trials have been completed as planned, we cannot be certain that their results will support our product candidate claims. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and preclinical testing. The clinical trial process may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay the filing of a BLA with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues. In addition, our clinical trials involve a relatively small patient population. Because of the small sample size, the results of these clinical trials may not be indicative of future results. In addition, certain portions of the clinical trial for RI-002 were performed outside of the United States, and therefore, may not have been performed in accordance with standards normally required by the FDA and other regulatory agencies.

Currently, our only viable product candidate is RI-002. If we do not obtain the necessary U.S. or worldwide regulatory approvals to commercialize RI-002, we will not be able to sell RI-002.

At the present time, our entire focus is obtaining regulatory approval for RI-002, our only product candidate. If we cannot obtain regulatory approval for RI-002, our only source of revenue will be plasma collection and sales. We cannot assure you that we will receive the approvals necessary to commercialize RI-002 or any other product candidate we may acquire or develop in the future. In order to obtain FDA approval of RI-002 or any other product candidate requiring FDA approval, our clinical development must demonstrate that the product candidate is safe for humans and effective for its intended use, and we must submit a BLA. To attain required FDA approval of any other product candidate generally requires significant research and testing, referred to as preclinical studies, as well as human tests, referred to as clinical trials. Satisfaction of the FDA's regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in products that the FDA considers safe for humans and effective for indicated uses. The FDA has substantial discretion in the product approval process and may require us to conduct additional preclinical and clinical testing or to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may:

•	delay commercialization of, and our ability to derive product revenues from, our product candidate;
•	impose costly procedures on us; and
•	diminish any competitive advantages that we may otherwise enjoy.

Even if we comply with all FDA requests, the FDA may ultimately reject our BLA.  Our BLA is dependent upon our third party manufacturer continuing operations and maintaining compliance with rules and regulations.  In addition, the FDA could determine that we must test additional subjects and/or require that we conduct further studies with more subjects. We may never obtain regulatory approval for RI-002, or any other potential product candidate. Failure to obtain FDA approval of any of our product candidates will severely undermine our business by leaving us without a saleable product beyond the plasma collected by ADMA BioCenters, and therefore without any source of additional revenues if and until another product candidate can be developed and commercialized. There is no guarantee that we will ever be able to develop or acquire another product candidate. In foreign jurisdictions, we must receive approval from the appropriate regulatory authorities before we can commercialize any products. Foreign regulatory approval processes generally include all of the risks associated with the FDA approval procedures described above. We cannot assure you that we will receive the approvals necessary to commercialize any product candidate for sale outside the United States.

We depend on third-party researchers, developers and vendors to develop RI-002, and such parties are, to some extent, outside of our control.

We depend on independent investigators and collaborators, such as universities and medical institutions, contract laboratories, clinical research organizations and consultants to conduct our preclinical and clinical trials under agreements with us. These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs. These investigators may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our product-development programs, or if their performance is substandard, the approval of our FDA application(s), if any, and our introduction of new products, if any, will be delayed. These collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators assist our competitors at our expense, our competitive position would be harmed.

A single customer accounts for substantially all of our revenues and, therefore, the loss of such customer could have a material adverse effect on our business, results of operations and financial condition.

Substantially all of our revenues are attributed to a single customer, Biotest. Our relationship with Biotest is an arm's length commercial relationship. The loss of Biotest as a customer or a material change in the revenue generated by Biotest could have a material adverse effect on our business, results of operations and financial condition. Factors that could influence our relationships with our customers include, among other things:

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

Relying exclusively on third parties to manufacture and commercialize our product candidates exposes us to risks that may delay: testing, development, regulatory approval, commercialization and overall manufacturing of our product candidates.

We have limited internal experience in manufacturing operations and do not intend to establish our own manufacturing facilities. We lack the internal resources to manufacture RI-002. Although we have agreements pertaining to the manufacture, testing, supply, storage and distribution of product supplies of RI-002, upon commercialization, it is possible that our manufacturing requirements may exceed the available supply allotments under our existing agreements. We rely on one third-party contractor to manufacture RI-002. Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

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

•	third-party manufacturers might be unable to manufacture our products in the volume and of the quality required to meet our clinical and commercial needs, if any;
•	contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce, store and distribute our products;
•
product manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration, and corresponding state agencies to ensure strict compliance with good manufacturing practice (cGMP) and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers' compliance with these regulations and standards and our manufacturers may be found to be in noncompliance with certain regulations, which may impact our ability to manufacture our drug product; and

•
if any third-party manufacturer makes improvements in the manufacturing process for our products, we may not own, or may have to share, the intellectual property rights to the innovation. We may be required to pay fees or other costs for access to such improvements.

Each of these risks could delay the approval, if any, of our product candidates by the FDA or the commercialization of our product candidates or result in higher costs or deprive us of potential product revenues. Our contract manufacturer has announced that it received a warning letter from the FDA relating to an inspection at its Boca Raton location in August 2014 and that the warning letter does not prevent the manufacturing or distribution of any of its products. The receipt of the warning letter has not affected the manufacture or delivery to us of RI-002 by our contract manufacturer.

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

Industry and other market data used in this Annual Report and our other materials, including those undertaken by us or our engaged consultants, may prove to be unrepresentative of current and future market conditions or future results.

This Annual Report and our other materials include statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties, and surveys and studies we commissioned, regarding the market potential for RI-002. Although we believe that such information has been obtained from sources believed to be reliable, neither the sources of such data, nor we, can guarantee the accuracy or completeness of such information. While we believe these industry publications and third party research, surveys and studies are reliable, we have not independently verified such data. With respect to the information from third party consultants, the results of that study represent the independent consultants’ own methodologies, assumptions, research, analysis, projections, estimations, composition of respondent pool, presentation of data, and adjustments, each of which may ultimately prove to be incorrect, and cause actual results and market viability to differ materially from those presented in such report.  Readers should not place undue reliance on this information.

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

Our loan and security agreement with Hercules is subject to acceleration in specified circumstances, which may result in Hercules taking possession and disposing of any collateral. We are obligated to begin making payments of principle and interest on October 1, 2015.

On December 21, 2012, we entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules Technology Growth Capital, Inc., or Hercules. Under the Loan Agreement, we borrowed $5.0 million.  On February 24, 2014, we amended the Loan Agreement whereby Hercules provided us with an additional $10.0 million of available funding.  As of December 2014, we have borrowed an aggregate of $15.0 million ($5.0 million was used to refinance the existing debt with Hercules and we accessed an additional $10.0 million of financing).  Our obligations under the Loan Agreement are secured by a security interest in all of our assets, except for our intellectual property (which is subject to a negative pledge). The Loan Agreement contains customary representations, warranties and covenants, including limitations on acquisitions, dispositions, incurrence of indebtedness and the granting of security interests. Upon the occurrence and during the continuance of any event of default, including upon the occurrence of any event deemed to result in a material adverse event, Hercules may, and at the written request of the requisite lenders shall, terminate the commitments under the facilities and declare any or all of the obligations to be immediately due and payable, without demand or notice to us. However, any event of default relating to timely payment of debts, insolvency, liquidation, bankruptcy or similar events will result in automatic acceleration. Among the remedies available to Hercules in case of an event of default are the taking possession and disposition of any collateral under the Loan Agreement.  In addition, commencing October 1, 2015, we are obligated to begin making payments of principle and interest to Hercules under the Loan Agreement.

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

We do not currently own any issued patents and may never have any patents issued relating to our primary product candidate. If we are unable to protect our trade secrets or other proprietary rights, or if the patent applications we have on file do not get approved, our competitiveness and business prospects may be materially damaged.

As we move forward in clinical development we are also uncovering novel aspects of our product and are drafting patents to cover our inventions.  We do not currently own any issued patents and may never have any patents issued relating to our primary product candidate. Rather, we rely exclusively on a combination of trade secrets and nondisclosure and non-competition agreements to protect our proprietary intellectual property, and we will continue to do so. There can be no assurance that our trade secret policies and practices or other agreements will adequately protect our intellectual property. The processes, systems, and/or security measures we use to preserve the integrity and confidentiality of our data and trade secrets may be breached, and we may not have adequate remedies as a result of any such breaches. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. There can be no assurance that the confidentiality, nondisclosure and non-competition agreements with employees, consultants and other parties with access to our proprietary information to protect our trade secrets, proprietary technology, processes and other proprietary rights, or any other security measures relating to such trade secrets, proprietary technology, processes and proprietary rights, will be adequate, will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third parties will not otherwise gain access to our trade secrets or proprietary knowledge. To the extent that our consultants, contractors or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Third parties could obtain patents that may require us to negotiate licenses to conduct our business, and there can be no assurance that the required licenses would be available on reasonable terms or at all.

We may not be able to operate our business without infringing third-party patents. Numerous United States and foreign patents and pending patent applications owned by third parties exist in fields that relate to the development and commercialization of immune globulins. In addition, many companies have employed intellectual property litigation as a way to gain a competitive advantage. It is possible that infringement claims may occur as the number of products and competitors in our market increases. In addition, to the extent that we gain greater visibility and market exposure as a public company, we face a greater risk of being the subject of intellectual property infringement claims. We cannot be certain that the conduct of our business does not and will not infringe intellectual property or other proprietary rights of others in the United States and in foreign jurisdictions. If our products, methods, processes and other technologies are found to infringe third party patent rights, we could be prohibited from manufacturing and commercializing the infringing technology, process or product unless we obtain a license under the applicable third party patent and pay royalties or are able to design around such patent. We may be unable to obtain a license on terms acceptable to us, or at all, and we may not be able to redesign our products or processes to avoid infringement. Even if we are able to redesign our products or processes to avoid an infringement claim, our efforts to design around the patent could require significant time, effort and expense and ultimately may lead to an inferior or more costly product and/or process. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from our business. Furthermore, if any such claim is successful, a court could order us to pay substantial damages, including compensatory damages for any infringement, plus prejudgment interest and could, in certain circumstances, treble the compensatory damages and award attorney fees. These damages could be substantial and could harm our reputation, business, financial condition and operating results. A court also could enter orders that temporarily, preliminarily or permanently prohibit us, our licensees, if any, and our customers from making, using, selling, offering to sell or importing one or more of our products or practicing our proprietary technologies or processes, or could enter an order mandating that we undertake certain remedial activities. Any of these events could seriously harm our business, operating results and financial condition.

Continued instability in the credit and financial markets may negatively impact our business, results of operations and financial condition.

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

Our performance is substantially dependent on the continued service and performance of our management team, who have extensive experience and specialized expertise in our business. In particular, the loss of Adam S. Grossman, our President and CEO, could adversely affect our business and operating results. We do not have "key person" life insurance policies for any members of our management team. We have employment agreements with each of our executive officers, however, the existence of an employment agreement does not guarantee retention of members of our management team and we may not be able to retain those individuals for the duration of or beyond the end of their respective terms.

If we are unable to hire additional qualified personnel, our ability to grow our business may be harmed.

We will need to hire additional qualified personnel with expertise in commercialization, sales, marketing, medical affairs, reimbursement, government regulation, formulation and manufacturing and finance and accounting. In particular, over the next 12 months, we expect to hire several new employees devoted to commercialization, sales, marketing, medical and scientific affairs, regulatory affairs, quality control, financial, general and operational management. We expect that the hiring of such additional personnel will increase our annual expenditures by approximately $2.5 million or more. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for such individuals is intense, and we cannot assure you that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success and any failure to do so successfully may have a material adverse effect on us.

We currently collect human blood plasma at our Norcross, Georgia and our Marietta, Georgia locations and, if we cannot maintain and/or obtain FDA approval for these locations we may be adversely affected and potentially may not be able to sell and use this human blood plasma for future commercial purposes.

We intend to seek and maintain FDA and other governmental and regulatory approvals of our collection facilities for the collection of human blood plasma. These facilities will be subject to FDA and other governmental and regulatory inspections and extensive regulation, including compliance with current good manufacturing practices, FDA and other government approvals. Failure to comply may result in enforcement action, which may significantly delay or suspend our operations for these locations. We have not yet applied for, nor received, approval from the FDA for the collection and marketing of human blood plasma from our Marietta, Georgia facility. If we do not receive such approval, or if the approval thereof is delayed, we will have increased our expense base without any ability to recognize corresponding revenue.

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

The laws governing our conduct in the United States are enforceable by criminal, civil and administrative penalties. Violations of laws such as the Federal Food, Drug, and Cosmetic Act, the Social Security Act (including the Anti-Kickback Law), the Public Health Service Act and the Federal False Claims Act, and any regulations promulgated under the authority of the preceding, may result in jail sentences, fines or exclusion from federal and state programs, as may be determined by Medicare, Medicaid and the Department of Health and Human Services and other regulatory authorities as well as by the courts. There can be no assurance that our activities will not come under the scrutiny of regulators and other government authorities or that our practices will not be found to violate applicable laws, rules and regulations or prompt lawsuits by private citizen "relators" under federal or state false claims laws.

For example, under the Anti-Kickback Law and similar state laws and regulations, the offer or payment of anything of value for patient referrals, or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease, or ordering of any time or service reimbursable in whole or in part by a federal health care program is prohibited.  This places constraints on the marketing and promotion of products and on common business arrangements, such as discounted terms and volume incentives for customers in a position to recommend or choose products for patients, such as physicians and hospitals, and these practices can result in substantial legal penalties, including, among others, exclusion from the Medicare and Medicaid programs. Arrangements with referral sources such as purchasers, group purchasing organizations, physicians and pharmacists must be structured with care to comply with applicable requirements. Also, certain business practices, such as payments of consulting fees to healthcare providers, sponsorship of educational or research grants, charitable donations, interactions with healthcare providers that prescribe products for uses not approved by the FDA and financial support for continuing medical education programs, must be conducted within narrowly prescribed and controlled limits to avoid any possibility of wrongfully influencing healthcare providers to prescribe or purchase particular products or as a reward for past prescribing. Under the Patient Protection and Affordable Care Act and the companion Health Care and Education Reconciliation Act, which together are referred to as the healthcare reform law, such payments by pharmaceutical manufacturers to United States healthcare practitioners and academic medical centers must be publicly disclosed. A number of states have similar laws in place. Additional and stricter prohibitions could be implemented by federal and state authorities. Where such practices have been found to be improper incentives to use such products, government investigations and assessments of penalties against manufacturers have resulted in substantial damages and fines. Many manufacturers have been required to enter into consent decrees or orders that prescribe allowable corporate conduct.

Failure to satisfy requirements under the Federal Food, Drug, and Cosmetic Act can also result in penalties, as well as requirements to enter into consent decrees or orders that prescribe allowable corporate conduct. In addition, while regulatory authorities generally do not regulate physicians' discretion in their choice of treatments for their patients, they do restrict communications by manufacturers on unapproved uses of approved products or on the potential safety and efficacy of unapproved products in development. Companies in the United States, Canada and the European Union cannot promote approved products for other indications that are not specifically approved by the competent regulatory authorities (e.g., FDA in the United States), nor can companies promote unapproved products. In limited circumstances, companies may disseminate to physicians information regarding unapproved uses of approved products or results of studies involving investigational products. If such activities fail to comply with applicable regulations and guidelines of the various regulatory authorities, we may be subject to warnings from, or enforcement action by, these authorities. Furthermore, if such activities are prohibited, it may harm demand for our products. Promotion of unapproved drugs or devices or unapproved indications for a drug or device is a violation of the Federal Food, Drug, and Cosmetic Act and subjects us to civil and criminal sanctions. Furthermore, sanctions under the Federal False Claims Act have recently been brought against companies accused of promoting off-label uses of drugs, because such promotion induces the use and subsequent claims for reimbursement under Medicare and other federal programs. Similar actions for off-label promotion have been initiated by several states for Medicaid fraud. The healthcare reform law significantly strengthened provisions of the Federal False Claims Act, the Anti-Kickback Law that applies to Medicare and Medicaid, and other health care fraud provisions, leading to the possibility of greatly increased qui tam suits by relators for perceived violations. Violations or allegations of violations of the foregoing restrictions could materially and adversely affect our business.

We may be required to report detailed pricing information, net of included discounts, rebates and other concessions, to the Centers for Medicare & Medicaid Services, or CMS, for the purpose of calculating national reimbursement levels, certain federal prices and certain federal and state rebate obligations. Inaccurate or incomplete reporting of pricing information could result in liability under the False Claims Act, the federal Anti-Kickback Law and various other laws, rules and regulations.

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

Also, under the United States Foreign Corrupt Practices Act, or FCPA, the United States has increasingly focused on regulating the conduct by United States businesses occurring outside of the United States, generally prohibiting remuneration to foreign officials for the purpose of obtaining or retaining business. To enhance compliance with applicable health care laws, and mitigate potential liability in the event of noncompliance, regulatory authorities, such as the United States Health and Human Services Department Office of Inspector General, or OIG, have recommended the adoption and implementation of a comprehensive health care compliance program that generally contains the elements of an effective compliance and ethics program described in Section 8B2.1 of the United States Sentencing Commission Guidelines Manual. Increasing numbers of United States-based pharmaceutical companies have such programs. In the future, we may need to adopt healthcare compliance and ethics programs that would incorporate the OIG's recommendations, and train our applicable employees in such compliance. Such a program may be expensive and may not assure that we will avoid compliance issues.

The manufacturing processes for plasma based biologics are complex and involve biological intermediates that are susceptible to contamination.

Plasma is a raw material that is susceptible to damage and contamination and may contain human pathogens, any of which would render the plasma unsuitable as raw material for further manufacturing. For instance, improper storage of plasma, by us or third-party suppliers, may require us to destroy some of our raw material. If unsuitable plasma is not identified and discarded prior to the release of the plasma to the manufacturing process, it may be necessary to discard intermediate or finished product made from that plasma or to recall any finished product released to the market, resulting in a charge to cost of goods sold. The manufacture of our plasma products is an extremely complex process of fractionation, purification, filling and finishing. Our products can become non-releasable or otherwise fail to meet our stringent specifications or regulatory agencies' specifications through a failure in one or more of these process steps. We may detect instances in which an unreleased product was produced without adherence to our manufacturing procedures or plasma used in our production process was not collected or stored in a compliant manner consistent with our current Good Manufacturing Practices, or cGMP, or other regulations. Such an event of noncompliance would likely result in our determination that the implicated products should not be released or maybe replaced or withdrawn from the market and therefore should be destroyed. Once manufactured, our plasma-derived products must be handled carefully and kept at appropriate temperatures. Our failure, or the failure of third parties that supply, ship or distribute our products, to properly care for our products may require that those products be destroyed. Even if handled properly, biologics may form or contain particulates or have other issues or problems after storage which may require products to be destroyed or recalled. While we expect to write off small amounts of work-in-progress in the ordinary course of business due to the complex nature of plasma, our processes and our products, unanticipated events may lead to write-offs and other costs materially in excess of our expectations and the reserves we have established for these purposes. Such write-offs and other costs could cause material fluctuations in our profitability.

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

Despite overlapping safeguards, including the screening of donors and other steps to remove or inactivate viruses and other infectious disease causing agents, the risk of transmissible disease through blood plasma products cannot be entirely eliminated. For example, since plasma-derived therapeutics involves the use and purification of human plasma, there has been concern raised about the risk of transmitting human immunodeficiency virus, or HIV, prions, West Nile virus, H1N1 virus or "swine flu" and other blood-borne pathogens through plasma-derived products. There are also concerns about the future transmission of H5N1 virus, or "bird flu." In the 1980s, thousands of hemophiliacs worldwide were infected with HIV through the use of contaminated Factor VIII. Other producers of Factor VIII, though not us, were defendants in numerous lawsuits resulting from these infections. New infectious diseases emerge in the human population from time to time. If a new infectious disease has a period during which time the causative agent is present in the bloodstream but symptoms are not present, it is possible that plasma donations could be contaminated by that infectious agent. Typically, early in an outbreak of a new disease, tests for the causative agent do not exist. During this early phase, we must rely on screening of donors (e.g., for behavioral risk factors or physical symptoms) to reduce the risk of plasma contamination. Screening methods are generally less sensitive and specific than a direct test as a means of identifying potentially contaminated plasma units. During the early phase of an outbreak of a new infectious disease, our ability to manufacture safe products would depend on the manufacturing process' capacity to inactivate or remove the infectious agent. To the extent that a product's manufacturing process is inadequate to inactivate or remove an infectious agent, our ability to manufacture and distribute that product would be impaired. If a new infectious disease were to emerge in the human population, the regulatory and public health authorities could impose precautions to limit the transmission of the disease that would impair our ability to procure plasma, manufacture our products or both. Such precautionary measures could be taken before there is conclusive medical or scientific evidence that a disease poses a risk for plasma-derived products. In recent years, new testing and viral inactivation methods have been developed that more effectively detect and inactivate infectious viruses in collected plasma. There can be no assurance, however, that such new testing and inactivation methods will adequately screen for, and inactivate, infectious agents in the plasma used in the production of our products.

We could become supply-constrained and our financial performance would suffer if we cannot obtain adequate quantities of FDA-approved source plasma with proper specifications.

In order for plasma to be used in the manufacturing of our products, the individual centers at which the plasma is collected must be licensed by the FDA, and approved by the regulatory authorities of any country in which we may wish to commercialize our products. When we open a new plasma center, and on an ongoing basis after licensure, it must be inspected by the FDA for compliance with cGMP and other regulatory requirements. An unsatisfactory inspection could prevent a new center from being licensed or risk the suspension or revocation of an existing license. We do not and will not have adequate source plasma to manufacture RI-002. Therefore, we are reliant on purchasing normal source plasma to manufacture RI-002. We can give no assurances that normal source plasma will be available to us on commercially reasonable terms or at all. In order to maintain a plasma center's license, its operations must continue to conform to cGMP and other regulatory requirements. In the event that we determine that plasma was not collected in compliance with cGMP, we may be unable to use and may ultimately destroy plasma collected from that center, which would be recorded as a charge to cost of goods. Additionally, if non-compliance in the plasma collection process is identified after the impacted plasma has been pooled with compliant plasma from other sources, entire plasma pools, in-process intermediate materials and final products could be impacted. Consequently, we could experience significant inventory impairment provisions and write-offs which could adversely affect our business and financial results. We plan to increase our supplies of plasma for use in the manufacturing processes through increased collections at our existing and new plasma collection centers in Norcross, Georgia and Marietta, Georgia, respectively. This strategy is dependent upon our ability to successfully integrate and develop our new center, obtain FDA approval for our new unlicensed plasma centers, to maintain a cGMP compliant environment in both plasma centers and to expand production and attract donors to both centers. There is no assurance that the FDA will inspect and license our unlicensed plasma collection centers in a timely manner consistent with our production plans. If we misjudge the readiness of a center for an FDA inspection, we may lose credibility with the FDA and cause the FDA to more closely examine all of our operations. Such additional scrutiny could materially hamper our operations and our ability to increase plasma collections. Our ability to expand production and increase our plasma collection centers to more efficient production levels may be affected by changes in the economic environment and population in selected regions where ADMA BioCenters operates its current or future plasma centers, by the entry of competitive plasma centers into regions where ADMA BioCenters operates such centers, by misjudging the demographic potential of individual regions where ADMA BioCenters expects to expand production and attract new donors, by unexpected facility related challenges, or by unexpected management challenges at selected plasma centers.

Our ability to commercialize our products, alone or with collaborators, will depend in part on the extent to which reimbursement will be available from government and health administration authorities, private health maintenance organizations and health insurers and other healthcare payers.

Our ability to generate product revenues will be diminished if our products sell for inadequate prices or patients are unable to obtain adequate levels of reimbursement. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Healthcare payers, including Medicare, are challenging the prices charged for medical products and services. Government and other healthcare payers increasingly attempt to contain healthcare costs by limiting both coverage and the level of reimbursement for products. Even if one of our product candidates is approved by the FDA, insurance coverage may not be available, and reimbursement levels may be inadequate, to cover such product. If government and other healthcare payers do not provide adequate coverage and reimbursement levels for one of our products, once approved, market acceptance of such product could be reduced. Prices in many countries, including many in Europe, are subject to local regulation and certain pharmaceutical products, such as plasma-derived products, are subject to price controls in several of the world's principal markets, including many countries within the European Union. In the United States, where pricing levels for our products are substantially established by third-party payors, if payors reduce the amount of reimbursement for a product, it may cause groups or individuals dispensing the product to discontinue administration of the product, to administer lower doses, to substitute lower cost products or to seek additional price-related concessions. These actions could have a negative effect on financial results, particularly in cases where our products command a premium price in the marketplace, or where changes in reimbursement induce a shift in the site of treatment. The existence of direct and indirect price controls and pressures over our products could materially adversely affect our financial prospects and performance.

The new biosimilar pathway established as part of the healthcare reform may make it easier for competitors to market biosimilar products.

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

Through the March 2010 adoption of the healthcare reform law in the United States, substantial changes are being made to the current system for paying for healthcare in the United States, including programs to extend medical benefits to millions of individuals who currently lack insurance coverage. The changes contemplated by the healthcare reform law are subject to rule-making and implementation timelines that extend for several years, and this uncertainty limits our ability to forecast changes that may occur in the future. However, implementation has already begun with respect to certain significant cost-saving measures under the healthcare reform law, for example with respect to several government healthcare programs that may cover the cost of our future products, including Medicaid, Medicare Parts B and D, and these efforts could have a materially adverse impact on our future financial prospects and performance. For example, with respect to Medicaid, in order for a manufacturer's products to be reimbursed by federal funding under Medicaid, the manufacturer must enter into a Medicaid rebate agreement with the Secretary of the United States Department of Health and Human Services, and pay certain rebates to the states based on utilization data provided by each state to the manufacturer and to CMS, and pricing data provided by the manufacturer to the federal government. The states share this savings with the federal government, and sometimes implement their own additional supplemental rebate programs. Under the Medicaid drug rebate program, the rebate amount for most branded drug products was previously equal to a minimum of 15.1% of the Average Manufacturer Price, or AMP, or the AMP less Best Price, whichever is greater. Effective January 1, 2010, the healthcare reform law generally increases the size of the Medicaid rebates paid by manufacturers for single source and innovator multiple source (brand name) drug product from a minimum of 15.1% to a minimum of 23.1% of the AMP, subject to certain exceptions, for example, for certain clotting factors, the increase is limited to a minimum of 17.1% of the AMP. For non-innovator multiple source (generic) products, the rebate percentage is increased from a minimum of 11.0% to a minimum of 13.0% of AMP.  In 2010, the healthcare reform law also newly extended this rebate obligation to prescription drugs covered by Medicaid managed care organizations. These increases in required rebates may adversely affect our future financial prospects and performance. In order for a pharmaceutical product to receive federal reimbursement under the Medicare Part B and Medicaid programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program.  The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer.  As the 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase.

Effective in 2011, the healthcare reform law imposed an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs. These fees may adversely affect our future financial prospects and performance.  The healthcare reform law established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation through 2019.

The healthcare reform law also creates new rebate obligations for our products under Medicare Part D, a partial, voluntary prescription drug benefit created by the United States federal government primarily for persons 65 years old and over. The Part D drug program is administered through private insurers that contract with CMS. Beginning in 2011, the healthcare reform law generally requires that in order for a drug manufacturer's products to be reimbursed under Medicare Part D, the manufacturer must enter into a Medicare Coverage Gap Discount Program agreement with the Secretary of the United States Department of Health and Human Services, and reimburse each Medicare Part D plan sponsor an amount equal to 50% savings for the manufacturer's brand name drugs and biologics which the Part D plan sponsor has provided to its Medicare Part D beneficiaries who are in the "donut hole" (or a gap in Medicare Part D coverage for beneficiaries who have expended certain amounts for drugs). The Part D plan sponsor is responsible for calculating and providing the discount directly to its beneficiaries and for reporting these amounts paid to CMS's contractor, which notifies drug manufacturers of the rebate amounts it must pay to each Part D plan sponsor. The rebate requirement could adversely affect our future financial performance, particularly if contracts with Part D plans cannot be favorably renegotiated or the Part D plan sponsors fail to accurately calculate payments due in a manner that overstates our rebate obligation. Regarding access to our products, the healthcare reform law established and provided significant funding for a Patient-Centered Outcomes Research Institute to coordinate and fund Comparative Effectiveness Research, or CER. While the stated intent of CER is to develop information to guide providers to the most efficacious therapies, outcomes of CER could influence the reimbursement or coverage for therapies that are determined to be less cost-effective than others. Should any of our products be determined to be less cost effective than alternative therapies, the levels of reimbursement for these products, or the willingness to reimburse at all, could be impacted, which could materially impact our future financial prospects and results.

Developments in the worldwide economy may adversely impact our business.

The difficult economic environment may adversely affect demand for our products. RI-002, our current product candidate, is expected to be sold to hospitals, specialty pharmacies and clinicians in the United States. As a result of loss of jobs, patients may lose medical insurance and be unable to purchase supply or may be unable to pay their share of deductibles or co-payments. Hospitals adversely affected by the economy may steer patients to less costly therapies, resulting in a reduction in demand, or demand may shift to public health hospitals, which may purchase at a lower government price. While to date we cannot directly trace any material reduction in demand to the recession, if economic conditions do not improve, the impact may become material.

Risks Relating to our Finances, Capital Requirements and Other Financial Matters

We are a clinical stage company with a history of operating losses that are expected to continue and we are unable to predict the extent of future losses, whether we will generate significant revenues or whether we will achieve or sustain profitability.

We are a clinical stage company and our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by similarly situated companies. We have generated net losses in all periods since our inception in June 2004 including losses of approximately $16.8 million and $15.5 million for the years ended December 31, 2014 and 2013, respectively.  We have an accumulated deficit of $69.4 million since inception. We expect to make substantial expenditures and incur increasing operating costs in the future and our accumulated deficit will increase significantly as we expand commercial development and clinical trial activities for our product candidates. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders' equity. Because of the risks and uncertainties associated with product development, we are unable to predict the extent of any future losses, whether we will ever generate significant revenues or if we will ever achieve or sustain profitability.

We may require additional funding and may be unable to raise capital when needed, which would force us to delay, curtail or eliminate one or more of our research and development programs or commercialization efforts.

Our operations have consumed substantial amounts of cash since inception. During the years ended December 31, 2014 and 2013, we incurred research and development expenses of approximately $9.5 million and $9.3 million, respectively. We expect to continue to spend substantial amounts on product development, including commercialization, activities, conducting potential future clinical trials for our product candidates and purchasing clinical trial materials from our suppliers. We anticipate that, based upon our projected revenue and expenditures, our current cash and cash equivalents, short term investments will be sufficient to fund our operations into the first half of 2016. We have based this estimate, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Until such time, if ever, as we can generate a sufficient amount of product revenue and achieve profitability, we expect to seek to finance future cash needs through equity or debt financings or corporate collaboration and licensing arrangements. Other than the Loan Agreement with Hercules, we currently have no agreements relating to any of these types of transactions and we cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital, we will have to delay, curtail or eliminate our product development, including conducting clinical trials for our product candidates and purchasing clinical trial materials from our suppliers.

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

Our cash, cash equivalents and short-term investments could be adversely affected if the financial institutions in which we hold our cash, cash equivalents and short-term investments fail.

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

If we fail to maintain proper and effective internal control over financial reporting in the future, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors' views of us and, as a result, the value of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related rules, or SOX, our management is required to report on the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Securities Exchange Act of 1934, or the Exchange Act, we have been required to upgrade, and may need to implement further upgrades to our systems, including information technology, implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff.

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

Many of these factors are beyond our control. The stock markets in general, and the market for pharmaceutical and biotechnology companies in particular, have historically experienced extreme price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors could reduce the market price of our common stock, regardless of our actual operating performance.

Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, may adversely impact the price of our common stock.

As of December 31, 2014, almost all of our 9,291,823 outstanding shares of common stock, as well as a substantial number of shares of our common stock underlying outstanding warrants, are available for sale in the public market, either pursuant to Rule 144 under the Securities Act or may become available under registration statements we intend to file in the future. Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, may adversely impact the price of our common stock.

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

Provisions of our certificate of incorporation, our by-laws and Delaware law may have the effect of deterring unsolicited takeovers or delaying or preventing a change in control of our company or changes in our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. Our directors and executive officers and their affiliates beneficially own approximately 67% of the outstanding shares of common stock. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. These provisions include:

•
the inability of stockholders to call special meetings; and the ability of our Board of Directors to designate the terms of and issue new series of preferred stock without stockholder approval, which could include the right to approve an acquisition or other change in our control or could be used to institute a rights plan, also known as a poison pill, that would work to dilute the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our Board of Directors; and

•
classification of our board of directors and limitation on filling of vacancies could make it more difficult for a third party to acquire, or discourage a third party from seeking to acquire, control of our company.

In addition, Section 203 of the Delaware General Corporation Law prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years, has owned 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.  The existence of the forgoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition. In addition, as a result of the concentration of ownership of our shares of common stock, our stockholders may from time to time, observe instances where there may be less liquidity in the public markets for our securities.

If we fail to adhere to the strict listing requirements of NASDAQ, we may be subject to delisting. As a result, our stock price may decline and our common stock may be delisted.  If our stock were no longer listed on NASDAQ, the liquidity of our securities likely would be impaired.

Our common stock currently trades on the NASDAQ Capital Market under the symbol ADMA. If we fail to adhere to NASDAQ's strict listing criteria, including with respect to stock price and stockholders’ equity, our stock may be delisted. This could potentially impair the liquidity of our securities not only in the number of shares that could be bought and sold at a given price, which may be depressed by the relative illiquidity, but also through delays in the timing of transactions and the potential reduction in media coverage. As a result, an investor might find it more difficult to dispose of our common stock. We believe that current and prospective investors would view an investment in our common stock more favorably if it continues to be listed on NASDAQ. Any failure at any time to meet the continuing NASDAQ listing requirements could have an adverse impact on the value of and trading activity in our common stock.

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

We could be an emerging growth company until October 16, 2018, which is the fifth anniversary of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1 billion or we issue more than $1 billion of non-convertible debt in any three-year period, we would cease to be an emerging growth company prior to the end of such five-year period.

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

ADMA BioCenters’ facilities are located in, Norcross, Georgia and Marietta, Georgia.  The combined facilities have a total of approximately 28,000 square feet of space for approximately $30,000 per month rent.  The Norcross, Georgia lease expires on September 30, 2023, and the Marietta, Georgia lease expires on January 31, 2024.

Item 3.  Legal Proceedings

From time to time, we may become subject to legal proceedings and claims arising in connection with the normal course of our business. There are currently no pending legal proceedings that would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are quoted for trading on the NASDAQ Capital Market under the symbol "ADMA."

We have been a public reporting company since February 13, 2012 and a publicly traded company since October 17, 2013, on the OTC Bulletin Board (OTCBB) and the OTC Markets (OTCQB).  On November 10, 2014, we listed our common stock for trading on the NASDAQ Capital Market under the symbol “ADMA.”  The following table sets forth the high and low sales prices for our common stock for the periods indicated as reported by the OTC Bulletin Board and the NASDAQ Capital Market:

	2014		2013
Quarter Ended	High	Low	High	Low
March 31	$10.16	$7.50	*	*
June 30	$9.99	$6.76	*	*
September 30	$10.75	$9.00	*	*
December 31	$14.00	$9.55	$9.15	$6.52

*Our common stock was first quoted for public trading on October 17, 2013, and therefore there was no public trading price for our common stock prior to such date.

Holders

As of March 6, 2015, there were 7 record holders of our common stock. We believe that we have in excess of 300 beneficial holders at such time.

Dividend Policy

We have never paid any cash dividends on our capital stock.  We anticipate that we will retain earnings, if any, to support operations and to finance the growth and development of our business.  In addition, the terms of existing and future debt agreements may preclude us from paying dividends.  Therefore, we do not expect to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	1,048,927	$7.24	654,297

Equity compensation plans not approved by security holders	-	$-	-

Total	1,048,927	$7.24	654,297

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

Financial Operations Overview

Revenues

Revenue for the year ended December 31, 2014, of $5,915,545 is comprised of $5,839,989 from the sale of normal source human plasma collected at our plasma collection center and plasma-derived medicinal products and $75,556 of license revenues attributed to the out-licensing of RI-002 to Biotest AG to market and sell in Europe and selected countries in North Africa and the Middle East.  In exchange, Biotest Pharmaceuticals Corporation, or Biotest, a subsidiary of Biotest AG, has provided us with certain services in accordance with the related license agreement and is obligated to pay us certain amounts in the future if certain milestones are achieved.  Depending upon the agreement with the customer, revenue is recognized at the time of transfer of title and risk of loss or revenue is recognized at the time of delivery if we retain the risk of loss during shipment.

Our revenues are substantially attributed to one customer.  Revenue from license fees and research and development services rendered are recognized as revenue when we have completed the performance obligations under the terms of the license agreement with Biotest.  Deferred revenue of $1,700,000 was recorded in the second quarter of 2013 as a result of certain research and development services to be provided in accordance with a license agreement and is recognized over the term of the license.  Deferred revenue is amortized for a period of approximately 20 years, the term of the license agreement.

Research and Development Expense

Research and development, or R&D, expense consists of clinical research organization and clinical trial costs related to our clinical trial, consulting expenses relating to regulatory affairs, quality control and manufacturing, assay development and ongoing testing costs, drug product manufacturing including the cost of plasma, plasma storage and transportation costs, as well as wages, stock-based compensation and benefits for employees directly related to the research and development of RI-002.  All R&D costs are expensed as incurred.

The process of conducting pre-clinical studies and clinical trials necessary to obtain FDA approval is costly and time consuming.  The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, the quality of the product candidate’s early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability.  As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates.  Development timelines, probability of success and development costs vary widely.  We expect that our R&D expenses should remain consistent in 2015 from amounts previously reported in 2014 as we prepare for our regulatory Biologics License Application or BLA filing with the FDA and associated regulatory costs and filing fees.

General and Administrative Expense

General and administrative, or G&A expense, consists of wages, stock-based compensation and benefits for senior management and staff unrelated to R&D, consulting fees for commercialization planning and market research, legal fees, accounting and auditing fees, information technology, rent, maintenance and utilities, insurance, travel and other expenses related to the general operations of the business.  G&A expense also includes a write-off of deferred financing fees related to our financing activities during 2013.  We expect that our G&A expense will continue to increase during 2015 as a result of commercial planning, market research costs and the hiring of additional staff related to commercialization and marketing in anticipation of the commercial development of RI-002.

Interest Income and Interest Expense

Interest income consists of interest earned on our cash and cash equivalents and short-term investments.  Interest expense consists of interest incurred on our notes payable, as well as the amortization and write-off of deferred financing costs and debt discounts.  Interest expense has increased during 2014 and 2013 as we have increased our outstanding debt under our credit facility from $5,000,000 to $15,000,000 during 2014.

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Summary Table

The following table presents a summary of our results of operations for the year ended December 31, 2014 compared to the year ended December 31, 2013.

	Years Ended December
	2014	2013

Product revenue	$5,839,989	$3,023,503
License revenue	75,556	44,074
Total revenues	5,915,545	3,067,577
Cost of product revenue	3,742,367	2,023,441
Research and development	9,517,014	9,303,077
Plasma center	3,850,828	2,418,156
General and administrative	4,823,869	4,365,334
Total operating expenses	21,934,078	18,110,008
Loss from operations	(16,018,533)	(15,042,431)
Interest income	14,217	7,623
Interest expense	(1,286,215)	(618,225)
Change in fair value of stock warrants	(74,356)	43,290
Other income	-	82,497
Loss before income taxes	(17,364,887)	(15,527,246)
State income tax benefit	551,724	-
Net loss	$(16,813,163)	$(15,527,246)

Loss before income taxes in plasma collection segment	$(1,752,944)	$(1,425,676)
Loss before income taxes in research and development	$(9,517,014)	$(9,303,077)

Revenue

We recorded revenue of $5,915,545 during the year ended December 31, 2014 compared to $3,067,577 during the year ended December 31, 2013. Product revenue was $5,839,989 for the year ended December 31, 2014, from the sale of blood plasma collected in our FDA-licensed, GHA and MFDS-certified Norcross, Georgia based blood plasma collection center compared to product revenue of $3,023,503 for the year ended December 31, 2013.  Product revenue for the year ended December 31, 2014 was primarily attributed to sales made under our plasma supply agreement with Biotest, pursuant to which Biotest purchases normal source plasma from our Georgia facility to be used in their manufacturing.  The increase in product revenue of $2,816,486 was attributed to increased advertising and promotions, expanded donor collection hours and days as well as the implementation and use of additional plasma donor equipment.  For the years ended December 31, 2014 and 2013, license revenue was $75,556 and $44,074, respectively, which relates to services provided by Biotest in accordance with our license agreement with them.  We have not generated any revenue from our therapeutics, research and development business.

Cost of Product Revenue

Cost of product revenue was $3,742,367 for the year ended December 31, 2014, an increase of $1,718,926 from $2,023,441 for the year ended December 31, 2013.   The increased cost of product revenue for the year ended December 31, 2014 was related to increased costs associated with the increased production and sale of normal source plasma.

Research and Development Expenses

Research and development expenses were $9,517,014 for the year ended December 31, 2014, an increase of $213,937 from $9,303,077 for the year ended December 31, 2013.  Research and development expenses consist of clinical research organization costs, consulting expenses relating to regulatory affairs, quality control and manufacturing, assay development and ongoing testing costs, clinical trial costs and fees, drug product manufacturing including the cost of plasma, plasma storage and transportation costs, as well as wages and benefits for staff directly related to the research and development of RI-002. Research and development expenses increased during 2014 compared to 2013 as a result the Phase III clinical study being fully enrolled as of November 2013 and all dosing completed as of November 2014, in addition to higher stock-based compensation charges attributed to employees directly related to the development of RI-002.

Plasma Center Operating Expenses

Plasma center operating expenses were $3,850,828 for the year ended December 31, 2014, an increase of $1,432,672 from $2,418,156 for the year ended December 31, 2013.  Plasma center operating expenses consist of general and administrative plasma center costs, overhead, comprised of: rent, maintenance, utilities, wages, stock- based compensation and benefits for center staff, plasma collection supplies, plasma transportation and storage (off-site), advertising and promotion expenses, and computer software fees related to donor collections.  The increase in expenses was primarily related to the additional staffing of employees for our existing plasma center and for our second plasma center, which opened during the fourth quarter of 2014 and is pending FDA approval, increased advertising and promotion expenses and increased plasma operations’ supplies attributed to increased donor collections.  We expect that as plasma collection increases, our operating expenses will also increase accordingly.

General and Administrative Expenses

General and administrative expenses were $4,823,869 for the year ended December 31, 2014, an increase of $458,535 from $4,365,334 for the year ended December 31, 2013.  General and administrative expenses consist of wages and stock-based compensation for our senior management and staff unrelated to research and development, professional fees for commercialization and marketing consulting, attorneys, accountants and auditors, investor relations, maintenance and utilities, insurance, information technology, travel and other expenses related to the general operations of the business.  General and administrative expenses increased as a result of consulting services provided to us related to commercial planning, marketing research and analysis, along with increases in stock-based compensation costs for the year ended December 31, 2014, resulting from 2014 option grants to our executive officers and members of our Board of Directors.

Other Income (Expense); Interest Income (Expense)

Interest income was $14,217 for the year ended December 31, 2014, an increase of $6,594 from $7,623 for the year ended December 31, 2013.  The increase was attributed to having higher year end 2013 cash balances in cash and cash equivalents and short-term investments as a result of the funds received from our Initial Public Offering (“IPO”) in October 2013.  Interest expense was $1,286,215 for the year ended December 31, 2014, an increase of $667,990 from $618,225 for the year ended December 31, 2013.  The increase in interest expense was primarily a result of having debt on our balance sheet from our credit facility of $15,000,000 as of December 31, 2014 compared to $5,000,000 as of  December 31, 2013 and related amortization costs of the debt discount and deferred financing fees associated with the outstanding debt as of December 31, 2014.  In connection with the Hercules notes, as of February 24, 2014, we recorded $219,588 as the fair value of the warrant issued to Hercules, as warrant liability and as a debt discount to the carrying value of the loan.  As of December 31, 2014, we recorded $476,760 as the fair value of the warrant, as a warrant liability.   This warrant liability is adjusted to fair value each reporting period using a lattice-based option model.  The debt discount is being amortized to interest expense over the term of the loan.

Loss Before Income Taxes

Loss before income taxes was $17,364,887 for the year ended December 31, 2014, an increase of $1,837,641 from $15,527,246 during the year ended December 31, 2013, for the reasons previously stated.

State Income Tax Benefit

In December 2014 we received $551,724 from the sale of our State of New Jersey net operating losses.  These losses were sold through the New Jersey Economic Development Authority Technology Business Tax Certificate Transfer Program.  Under the terms of this program, if we do not use the proceeds from these sales for costs incurred with operating our biotechnology business in New Jersey, we are obligated to refund the face value of the proceeds.  If we do not maintain our headquarters or a base of operations in New Jersey during the five years following receipt of these proceeds (other than due to liquidation), we are obligated to refund the face value of the proceeds less 20% for each year completed of the five year period.  We cannot make assurances that we will qualify under this program in future years or that the program will exist in future years.

Net Loss

Net loss increased to $16,813,163 for the year ended December 31, 2014 from $15,527,246 for the year ended December 31, 2013, for the reasons previously stated.

Net Cash Used in Operating Activities

Net cash used in operating activities was $14,704,910 for the year ended December 31, 2014.  The net loss for this period was higher than net cash used in operating activities by $2,108,253, which was primarily attributable to stock-based compensation of $1,248,454, associated Hercules note charges related to amortization of debt discount, deferred financing costs, warrant liability and payment-in-kind interest charges of $509,575, increases in accrued expenses of $1,351,937 partly offset by an increase in accounts receivable of $383,961 and a decrease of accounts payable of $937,779.

Net cash used in operating activities was $10,887,154 for the year ended December 31, 2013.  The net loss for the year ended December 31, 2013 is higher than cash used in operating activities by $4,640,092, as a result of increases in deferred revenue of $1,700,000 pertaining to the services provided by the license agreement with Biotest, and accounts payable of $1,608,980 and a decrease in other assets of $593,051 primarily related to restricted cash being refunded to us pursuant to our agreement with our landlord in Georgia as we satisfied our rental obligations, offset by an increase in inventory of $403,465 along with stock-based compensation charges of $888,295 and depreciation and amortization charges of $210,633.

Net Cash Used in Investing Activities

Net cash used in investing activities was $4,040,743 for the year ended December 31, 2014, which pertained to purchases of property and equipment primarily related to the expansion and construction of our existing and new plasma centers of $2,323,251, and short term investments of $1,717,492.

Net cash used in investing activities for the year ended December 31, 2013 was $3,131,819, which primarily related to short-term investments of $2,935,184.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled $9,795,206 for the year ended December 31, 2014, which primarily consisted of proceeds from our debt financings with Hercules offset by debt issuance costs.

Net cash provided by financing activities of $27,632,778 for the year ended December 31, 2013 was attributable to the proceeds received from our IPO of $27,030,820, proceeds of $1,000,000 received from Hercules, offset by equity issuances costs of $386,473.

Liquidity and Capital Resources

Overview

We have had limited revenue from operations and we have incurred cumulative losses of $69.4 million since inception.  We have funded our operations to date primarily from equity investments and loans.  We received net cash proceeds of approximately $26.6 million in our 2013 IPO, $15.3 million in our 2012 Financing, after the payment of all related expenses, including legal, printing, and travel expenses, the placement agent’s commissions and expense reimbursements, which amount does not include the secured promissory notes that were satisfied in exchange for common stock in the 2012 Financing.  We have also received funds of approximately $15.0 million through our Loan Agreement with Hercules, as described under “Hercules Loan and Security Agreement” below.  We anticipate that based upon our projected revenue and expenditures for 2015, our current cash and cash equivalents and short term investments will be sufficient to fund our operations into the first half of 2016.

As we do not anticipate receiving FDA approval for RI-002, until at the earliest, the first half of 2016, if at all, we would therefore not expect to generate revenue from the commercialization of RI-002 until after that date and we may be required to raise additional funds through the sale of securities or otherwise in the future. We are unable to predict with reasonable certainty when, if ever, we will generate revenue from the commercialization of RI-002 and, therefore if our assumptions underlying our estimated revenues and expenses prove to be wrong, we may have to raise additional capital sooner than anticipated.  As there are numerous risks and uncertainties associated with the research, development and future commercialization of our product candidate, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our anticipated development and commercialization activities.  Our current estimates may be subject to change as circumstances and requirements further develop.  We may decide to raise capital through public or private equity offerings, debt financings, grants or corporate collaboration and licensing arrangements.  The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders.  The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations or other financing alternatives.

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

As of December 31, 2014, we had working capital of $19.9 million, consisting primarily of $17.2 million of cash and cash equivalents, $4.7 million of short term investments, $1.7 million of inventories, $0.4 million of accounts receivable and $0.1 million of prepaid expenses, offset by $4.2 million of current liabilities, which are mainly comprised of accounts payable and accrued expenses.

During December 2014, we received $551,724 from the sale of our State of New Jersey net operating losses through the New Jersey Economic Development Authority program.  We cannot make assurances that funding will be available for us in the future under this program.

Hercules Loan and Security Agreement

On December 21, 2012, we and our subsidiaries entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules Technology Growth Capital, Inc., or Hercules.  Under the Loan Agreement, we borrowed $5.0 million, consisting of $4.0 million on the closing date, and an additional $1.0 million upon enrolling its first patient in its pivotal (Phase III) clinical study of our lead product candidate RI-002.

On February 24, 2014, we entered into the First Amendment to the Loan Agreement, or Loan Amendment, under which we have borrowed $15.0 million in the aggregate as of December 31, 2014, comprised of $10.0 million on the closing date, ($5.0 million of which was used to refinance existing debt with Hercules) and an additional $5.0 million we accessed in December 2014 when we successfully announced the clinical endpoints of our Phase III clinical study of RI-002 as a treatment for Primary Immunodeficiency Diseases in a manner that supports a BLA filing. The loan bears interest at a rate per annum equal to the greater of (i) 8.75% and (ii) the sum of (a) 8.75% plus (b) the Prime Rate (as reported in The Wall Street Journal) minus (c) 5.75%. Payment-in-kind interest accrues on the outstanding principal balance of the loan compounded monthly at 1.95% per annum.  Such accrued and unpaid interest is added to the principal balance of the loan on the first day of each month beginning on the month after the closing.  We are obligated to begin to repay the principal over 18 months beginning October 1, 2015, unless accelerated as a result of certain events of default.  A backend fee equal to $132,500 is due the earliest of April 1, 2016, which is related to the original Loan Agreement, the prepayment date and the date that the secured obligations become due and payable.  In addition, a first amendment commitment fee and a facility fee in the amount of $15,000 and $135,000, respectively, were paid at closing.   In the event we elect to prepay the loan, we are obligated to pay a prepayment charge corresponding to a percentage of the principal amount of the loan, with such percentage being: 2.5% if prepayment occurs in the first year, 1.5% if prepayment occurs in the second year and 0.5% if prepayment occurs after the second year but prior to the final day of the term.  The loan matures no later than January 1, 2018.  The loan is secured by our assets, except for our intellectual property (which is subject to a negative pledge). Interest is due and payable on the 1st of every month and at the termination date, unless accelerated as a result of an event of default. The Loan Agreement contains customary representations, warranties and covenants, including limitations on incurring indebtedness, engaging in mergers or acquisitions and making investments, distributions or transfers.  The representations, warranties and covenants contained in the Loan Agreement were made only for purposes of such agreement and as of a specific date or specific dates, were solely for the benefit of the parties to such agreement, and may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures exchanged between the parties in connection with the execution of the Loan Agreement. Events of default under the agreement include, but are not limited to: (i) insolvency, liquidation, bankruptcy or similar events; (ii) failure to pay any debts due under the Loan Agreement or other loan documents on a timely basis; (iii) failure to observe any covenant or secured obligation under the Loan Agreement or other loan documents, which failure, in most cases, is not cured within 10 days of written notice by lender; (iv) occurrence of any default under any other agreement between us and the lender, which is not cured within 10 days; (v) occurrence of an event that could reasonably be expected to have a material adverse effect;  (vi) material misrepresentations; (vii) occurrence of any default under any other agreement involving indebtedness in excess of $50,000 or the occurrence of a default under any agreement that could reasonably be expected to have a material adverse effect; and (viii) certain money judgments are entered against us or a certain portion of our assets are attached or seized. Remedies for events of default include acceleration of amounts owing under the Loan Agreement and taking immediate possession of, and selling, any collateral securing the loan.

In connection with the original Loan Agreement, we issued to Hercules a warrant to purchase 31,750 shares of common stock with an exercise price of $7.56, and under the amended Loan Agreement, we issued to Hercules a warrant to purchase an additional 58,000 shares of its common stock, comprised of a warrant to purchase  23,200 shares of common stock issued in February 2014 and a warrant to purchase 34,800 shares of common stock issued in December 2014, each issued upon the drawdown of each $5.0 million of additional debt, with an exercise price set at the lower of (i) $7.50 per share or (ii) the price per share of the next round of financing over the next twelve months, subject to customary anti-dilution adjustments.  The warrants expire after 10 years and have piggyback registration rights with respect to the shares of common stock underlying the warrant.  In addition, we have also granted Hercules the option to invest (until the loan maturity date) up to $1.0 million in future equity financings at the same terms as the other investors.  The Loan Agreement contains certain provisions that require the warrants issued to Hercules to be accounted for as a liability and to be “mark-to-market” each reporting period.  Changes in the valuation of this liability at the end of each reporting period will be included in its reported operating results, and may create volatility in its reported operating results. The fair value of the initial Loan Agreement warrant was calculated using a lattice-based option model in order to account for features in the warrant that could cause the exercise price to reset (“down round protection”) in the next issuance of our common stock (the next round of equity financing). We recorded the fair value of the warrant to purchase 31,750 shares of common stock of $229,345 as warrant liability and as a debt discount to the carrying value of the loan.  The key assumptions used to value the warrants included the expected date of the next round of equity financing, volatility of 59% on our common stock based upon similar public companies’ volatilities for comparison, an expected dividend yield of 0.0%, a risk-free interest rate of 2.54% and a term of 10 years.  As of October 22, 2013, the closing date of the IPO, we recorded $186,055 as the fair value of this warrant, as additional paid-in capital.  As a result of the decrease in warrant liability, we recorded a $43,290 change in the fair value of warrant liability. This warrant liability was adjusted from inception of the initial Loan Agreement to October 22, 2013, to fair value each reporting period using a lattice-based option model and the debt discount will be amortized to interest expense over the term of the loan using the effective interest method. Upon the completion of the IPO of common stock in October 2013, the down round warrant protection feature resulting in the warrant liability’s quarterly “mark-to-market” valuation was terminated and, therefore, this liability was reclassified to additional paid-in capital during the fourth quarter of 2013. The fair value of the amended Loan Agreement warrant was calculated using a lattice-based option model in order to account for features in the warrant that could cause the exercise price to reset (“down round protection”) in the next issuance of our common stock (the next round of equity financing). We initially recorded the fair value of the warrant of $219,588 as warrant liability and as a debt discount to the carrying value of the loan.  The key assumptions used to value the warrants included the expected date of the next round of equity financing, volatility of 59% on our common stock based upon similar public companies volatilities for comparison, an expected dividend yield of 0.0%, a risk-free interest rate of 2.53% and a term of 10 years.  As of December 31, 2014, we recorded $476,760 as the fair value of the warrant for the purchase of 58,000 shares of common stock. As a result of the increase in warrant liability, the Company recorded a $74,356 change in the fair value of warrant liability. This warrant liability will be adjusted from the date of the Loan Agreement on February 24, 2014, to fair value each reporting period using a lattice-based option model and the debt discount will be amortized to interest expense over the term of the loan. The down round warrant protection feature resulting in the warrant liability’s quarterly “mark-to-market” valuation has terminated as of  the end of the one-year period following the amended Loan Closing on February 24, 2014.

Future Financing Needs

The net proceeds of $26.6 million from our 2013 IPO, and the $15 million borrowed under the Hercules Loan Agreement are being used and have been used to conduct clinical trials, manufacture drug product, collect and procure plasma, test plasma donors for RSV titers, file our BLA, prepare for commercialization and marketing activities, and the remainder for payment of existing accounts payable, general and administrative expenses as well as other business activities and general corporate purposes.  We anticipate that, based upon our projected revenue and expenditures for 2015, our current cash and cash equivalents and short term investments will be sufficient to fund our operations into the first half of 2016.  If our assumptions underlying our estimated expenses and revenues prove to be wrong, we may have to raise additional capital sooner than anticipated.

Our long term liquidity will be dependent on our ability to raise additional capital, to fund our research and development and commercial programs and meet our obligations on a timely basis.  If we are unable to successfully raise sufficient additional capital we will likely not have sufficient cash flow and liquidity to fund our business operations, forcing us to delay, discontinue or prevent product development and clinical trial activities or the approval of any of our potential products or curtail our activities and, ultimately, potentially cease operations.  Even if we are able to raise additional capital, such financings may only be available on unattractive terms, or could result in significant dilution of stockholders’ interests and, in such event, the value and potential future market price of our common stock may decline.  In addition, the incurrence of indebtedness would result in increased fixed obligations and could result in covenants that would restrict our operations or other financing alternatives.  Thereafter, our ability to continue as a going concern will be dependent on our ability to achieve significant profitability or raise additional capital, to fund our research and development and commercial programs and meet our obligations on a timely basis.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board, or FASB issued Accounting Standards Updated, or ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern.  The pronouncement is effective for annual reporting periods ending after December 15, 2016 with early adoption permitted.  The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In May 2014, the FASB and the International Accounting Standards Board (IASB) jointly issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue and develops a common revenue standard for Generally Accepted Accounting Principles, or GAAP and International Financial Reporting Standards (IFRS). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU is effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted under GAAP and retrospective application is permitted, but not required. The company is currently evaluating the impact of adopting this guidance on its financial position and results of operations.

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (ASC Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The objective is to end some inconsistent practices with regard to the presentation on the balance sheet of unrecognized tax benefits. The update is effective for financial statement periods beginning after December 15, 2013, with early adoption permitted. The Company has adopted this standard beginning January 1, 2014. The Company does not expect these changes to have a material impact on its consolidated financial statements.

The FASB has issued certain accounting pronouncements as of December 31, 2014 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the year ended December 31, 2014 or that they will have a significant impact at the time they become effective.

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

For the purpose of valuing options and warrants granted to our employees, non-employees and directors and officers during the year ended December 31, 2014, we used the Black-Scholes option pricing model.  We granted options to purchase an aggregate of 221,932 shares of common stock during the year ended December 31, 2014.  The options were granted to executive employees and members of the Board of Directors.  To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of our awards.  The expected term of the options granted is in accordance with Staff Accounting Bulletin 107 which is based on the average between vesting term and contractual term.  The expected dividend yield reflects our current and expected future policy for dividends on our common stock.  The expected stock price volatility for our stock options was calculated by examining historical volatilities for similar publicly traded industry peers, since we do not have any trading history for our common stock.  We will continue to analyze the expected stock price volatility and expected term assumptions as historical data for our common stock becomes available.  We have not experienced any material forfeitures of stock options and as such, have not established a forfeiture rate.  Since the stock options currently outstanding are primarily held by our senior management and directors, we will continue to evaluate the effects of such future potential forfeitures, as they may arise, to evaluate our estimated forfeiture rate.  Due to our limited history, we use the simplified method to determine the expected life of the option grants.

Research and Development Costs

Our expenses include all research and development costs as incurred including the disposition of plasma and equipment for which there is no alternative future use.  Such expenses include costs associated with planning and conducting clinical trials.

In connection with our agreement with Biotest we agreed to negotiate for the in-license of certain rights to incomplete, in-process technology, which we expect to finalize during 2015.  As such, we expect to account for the value of this license as a charge to operations once the terms of the in-license agreement are finalized.

Revenue Recognition

Revenue from the sale of human plasma collected by ADMA BioCenters and plasma-derived medicinal products is recognized at the time of transfer of title and risk of loss to the customer, which  occurs at either the time of shipment or at the time of delivery based upon the arrangement with the customer.  Our revenues are substantially attributed to one customer.  Revenue from license fees and research and development services rendered are recognized as revenue when the performance obligations under the terms of the license agreement have been completed.  Deferred revenue of $1,700,000 was recorded in the second quarter of 2013 as a result of certain research and development services to be provided in accordance with a license agreement and is recognized over the term of the license.  Deferred revenue is amortized for a period of approximately 20 years or the life of the license agreement.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements except that we are currently obligated pursuant to two ten-year lease agreements for our ADMA BioCenters plasma collection facilities in Norcross, Georgia and Marietta, Georgia.  There is a total minimum rent due under the leases of approximately $3.2 million through the end of the lease terms which each expire in January 2024.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Our financial statements required to be filed pursuant to this Item 8 appear in a separate section of this report beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

We designed our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in its 2013 “Internal Control-Integrated Framework.” Based on this assessment, management concluded that as of December 31, 2014, the Company’s internal control over financial reporting is effective.

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

Part IV

Item 15.  Exhibits and Financial Statement Schedules

Financial Statement Schedules

Required information is included in the footnotes to the financial statements.

EXHIBIT INDEX

Exhibit No.	Description
3.1 (1)	Certificate of Incorporation, as amended
3.2 (2)	Certificate of Amendment of Certificate of Incorporation
3.3 (3)	Bylaws
4.1 (4)	Specimen Common Stock Certificate
4.2 (1)	Form of Placement Agent Warrant
4.3 (5)	Form of Warrant Agreement with Hercules Technology Growth Capital, Inc.
4.4 (5)	Form of Secured Term Loan Promissory Note issued to Hercules Technology Growth Capital, Inc.
10.1† (6)	2007 Employee Stock Option Plan, as amended
10.2 (1)	Amended and Restated Placement Agency Agreement, dated February 12, 2012, between ADMA Biologics, Inc. and the placement agent
10.3† (1)	Employment Agreement, dated February 13, 2012, by and between ADMA Biologics, Inc. and Adam Grossman
10.4+ (7)	Manufacturing Agreement, dated as of October 23, 2006, by and between Biotest Pharmaceuticals Corporation and ADMA Biologics, Inc., as amended as of October 23, 2011 and as of December 2, 2011
10.5+ (7)	Plasma Purchase Agreement, dated as of November 17, 2011, between Biotest Pharmaceuticals Corporation and ADMA Biologics, Inc., as amended as of December 1, 2011
10.6 (4)	Agreement for Services, dated July 23, 2007, between ADMA Biologics, LLC and Areth Inc.
10.7 (1)
Agreement of Lease between ADMA BioCenters Georgia, Inc. and ADMA Biologics, Inc. and C1VF I-GA1W15-W23, LLC (DCT Holdings), effective June 1, 2008 and confirmed on November 13, 2008, for the premises located in Norcross, Georgia, as amended

10.8+(12)
Agreement of Lease, dated as of January 20, 2014, between ADMA BioCenters Georgia, Inc. and U.S. Bank National Association, as trustee, effective February 1, 2014, for the premises located in Marietta, Georgia

10.9 (1)	Form of Indemnification Agreement
10.10 †(8)	Employment Agreement, dated as of April 30, 2012, by and between ADMA Biologics, Inc. and Brian Lenz
10.11 (9)	Modification and Release Agreement, dated June 15, 2012, between ADMA Biologics, Inc. and the placement agent
10.12+(10)	Testing Services Agreement, dated June 7, 2012, between ADMA Biologics, Inc. and Quest Diagnostics Clinical Laboratories, Inc.
10.13+ (10)	Plasma Supply Agreement, dated June 22, 2012, between ADMA Biologics, Inc. and Biotest Pharmaceuticals Corporation
10.14+(12)	Amendment No. 1, dated February 25, 2014, to the Plasma Supply Agreement, dated June 22, 2012, between ADMA Biologics, Inc. and Biotest Pharmaceuticals Corporation
10.15† (10)	Employment Agreement, dated July 18, 2012, by and among the ADMA Biologics, Inc. and James Mond
10.16 (5)	Loan and Security Agreement, dated as of December 21, 2012, by and among ADMA Biologics, Inc., ADMA Plasma Biologics, Inc., ADMA Bio Centers Georgia Inc. and Hercules Technology Growth Capital, Inc.
10.17.1(12)
First Amendment to Loan and Security Agreement, dated as of February 24, 2014, by and among ADMA Biologics, Inc., ADMA Plasma Biologics, Inc., ADMA BioCenters Georiga Inc. and Hercules Technology Growth Capital, Inc.

10.18 (5)	Equity Rights Letter, dated December 21, 2012, from ADMA Biologics, Inc. to Hercules Technology Growth Capital, Inc.
10.19+ (5)	Manufacturing, Supply and License Agreement, dated as of December 31, 2012, by and between Biotest Pharmaceuticals Corporation and ADMA Biologics, Inc.
10.20+ (5)	License Agreement, dated December 31, 2012, by and between ADMA Biologics, Inc. and Biotest Aktiengesellschaft
10.21†(11)	2014 Omnibus Incentive Compensation Plan
16.1 (1)	Letter from Sherb & Co, LLP regarding change in certifying accountants
21.1 (4)	Subsidiaries of Registrant
23.1*	CohnReznick LLP Consent
24.1*	Power of Attorney (included on signature page)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials from ADMA Biologics, Inc. Form 10-K for the year ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at December 31, 2014 and December 31, 2013, (ii) Statements of Operations for the years ended December 31, 2014 and 2013 (iii) Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014 and 2013, (iv) Statements of Cash Flows for the years ended December 31, 2014 and 2013 and (v) Notes to the Financial Statements

+ Confidential treatment requested as to certain portions of this exhibit.  Such portions have been redacted and submitted separately to the SEC.

* Filed herewith.

** Furnished herewith.

† Management compensatory plan, contract or arrangement.

(1)	Incorporated herein by reference to the Company’s Current Report on Form 8-K (000-52120), filed with the Commission on February 13, 2012.

(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K (000-52120), filed with the Commission on August 26, 2013.

(3)	Incorporated herein by reference to the Company’s Registration Statement on Form 10-SB (000-52120), filed with the Commission on July 10, 2006.

(4)	Incorporated herein by reference to Amendment No. 1 to the Company’s Current Report on Form 8-K/A (000-52120), filed with the Commission on March 29, 2012.

(5)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (333-186579), filed with the Commission on February 11, 2013.

(6)	Incorporated herein by reference to Exhibit A to the Information Statement on Schedule 14C (000-52120), filed with the Commission on October 29, 2012.

(7)	Incorporated herein by reference to Amendment No. 3 to the Company’s Current Report on Form 8-K/A (000-52120), filed with the Commission on June 22, 2012.

(8)	Incorporated herein by reference to the Company’s Current Report on Form 8-K (000-52120), filed with the Commission on May 3, 2012.

(9)	Incorporated herein by reference to the Company’s Current Report on Form 8-K (000-52120), filed with the Commission on June 21, 2012.

(10)	Incorporated herein by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (333-180449), filed with the Commission on August 10, 2012.

(11)	Incorporated herein by reference to the Company’s Definitive Proxy Statement filed with the Commission on April 29, 2014.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K, (000-52120) filed with the Commission on March 28, 2014.

SIGNATURES

Pursuant to the requirements of sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, in the City of Ramsey, State of New Jersey on March 9, 2015.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Adam S. Grossman	President and Chief Executive
Adam S. Grossman	Officer (Principal Executive Officer)	March 9, 2015

/s/ Brian Lenz	Chief Financial Officer (Principal Financial
Brian Lenz	Officer and Principal Accounting Officer)	March 9, 2015

/s/ Steven A. Elms
Steven A. Elms	Chairman of the Board of Directors	March 9, 2015

/s/ Dr. Jerrold B. Grossman
Dr. Jerrold B. Grossman	Vice Chairman of the Board of Directors and Director	March 9, 2015

/s/ Bryant E. Fong
Bryant E. Fong	Director	March 9, 2015

/s/ Dov A. Goldstein, M.D.
Dov A. Goldstein, M.D.	Director	March 9, 2015

/s/ Lawrence P. Guiheen
Lawrence P. Guiheen	Director	March 9, 2015

/s/ Eric I. Richman
Eric I. Richman	Director	March 9, 2015

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ADMA Biologics, Inc.

We have audited the accompanying consolidated balance sheets of ADMA Biologics, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ADMA Biologics, Inc. and Subsidiaries as of December 31, 2014 and 2013, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Roseland, New Jersey
March 9, 2015

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013

	December 31,	December 31,
	2014	2013

ASSETS
Current Assets:
Cash and Cash Equivalents	$17,199,030	$26,149,477
Short-Term Investments	4,652,675	2,935,184
Accounts Receivable	383,961	-
Inventories	1,708,763	1,669,058
Prepaid Expenses	143,586	298,730
Total Current Assets	24,088,015	31,052,449
Property and Equipment at Cost, Net	2,840,698	765,299
Other Assets:
Deferred Financing Costs	271,621	149,618
Deposits	27,163	12,577
Total Other Assets	298,784	162,195
TOTAL ASSETS	$27,227,497	$31,979,943
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,779,197	$2,709,489
Accrued Expenses	2,223,639	823,550
Accrued Interest	105,664	36,597
Current Portion of Deferred Revenue	75,556	75,556
Current Portion of Leasehold Improvement Loan	13,841	12,654
Total Current Liabilities	4,197,897	3,657,846
Notes Payable, Net of Debt Discount	14,772,266	4,865,228
Warrant Liability	476,760	-
End of Term Liability, Notes Payable	132,500	132,500
Deferred Revenue	1,504,815	1,580,370
Deferred Rent Liability	83,214	105,404
Leasehold Improvement Loan	51,395	65,236
TOTAL LIABILITIES	21,218,847	10,406,584
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common Stock $0.0001 par value 75,000,000 shares
authorized, and 9,291,823 shares issued
and outstanding	929	929
Additional Paid-In Capital	75,457,458	74,209,004
Accumulated Deficit	(69,449,737)	(52,636,574)
TOTAL STOCKHOLDERS' EQUITY	6,008,650	21,573,359
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,227,497	$31,979,943

See notes to consolidated financial statements

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2014 and 2013

	2014	2013

REVENUES:
Product revenue	$5,839,989	$3,023,503
License revenue	75,556	44,074
Total Revenues	5,915,545	3,067,577

OPERATING EXPENSES:
Cost of product revenue	3,742,367	2,023,441
Research and development	9,517,014	9,303,077
Plasma center	3,850,828	2,418,156
General and administrative	4,823,869	4,365,334
TOTAL OPERATING EXPENSES	21,934,078	18,110,008

LOSS FROM OPERATIONS	(16,018,533)	(15,042,431)

OTHER INCOME (EXPENSE):
Interest income	14,217	7,623
Interest expense	(1,286,215)	(618,225)
Change in fair value of warrant liability	(74,356)	43,290
Other income	-	82,497
TOTAL OTHER INCOME (EXPENSE)	(1,346,354)	(484,815)

LOSS BEFORE INCOME TAXES	(17,364,887)	(15,527,246)

State income tax benefit	551,724	-

NET LOSS	$(16,813,163)	$(15,527,246)

NET LOSS PER COMMON SHARE,
Basic and Diluted	$(1.81)	$(2.38)

WEIGHTED AVERAGE SHARES
OUTSTANDING, Basic and Diluted	9,291,823	6,531,029

See notes to consolidated financial statements

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2014 and 2013

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance – December 31, 2012	5,871,002	$587	$46,532,487	$(37,109,328)	$9,423,746

Proceeds received from
Initial Public Offering,
net of equity issuance costs	3,420,821	342	26,602,167	-	26,602,509
Stock-based compensation	-	-	888,295	-	888,295
Elimination of warrant liability	-	-	186,055	-	186,055
Net loss	-	-	-	(15,527,246)	(15,527,246)
Balance – December 31, 2013	9,291,823	929	74,209,004	(52,636,574)	21,573,359

Stock-based compensation	-	-	1,248,454	-	1,248,454
Net loss	-	-	-	(16,813,163)	(16,813,163)
Balance – December 31, 2014	9,291,823	$929	$75,457,458	$(69,449,737)	$6,008,650

See notes to consolidated financial statements

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2014 and 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,813,163)	$(15,527,246)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	247,852	210,633
Stock-based compensation	1,248,454	888,295
Warrant liability	74,356	(43,290)
Amortization of debt discount	133,197	91,704
Amortization of deferred financing costs	125,777	99,238
Payment-in-kind interest	176,245	-
Amortization of license revenue	(75,556)	(44,074)
Changes in operating assets and liabilities:
Accounts receivable	(383,961)	39,112
Inventories	(39,704)	(403,465)
Prepaid expenses	155,144	(190,969)
Other assets	(14,586)	593,051
Accounts payable	(937,779)	1,608,980
Accrued expenses	1,351,937	76,471
Accrued interest	69,067	36,597
Deferred revenue	-	1,700,000
Deferred rent liability	(22,190)	(22,191)
Net cash used in operating activities	(14,704,910)	(10,887,154)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(1,717,492)	(2,935,184)
Purchase of property and equipment	(2,323,251)	(196,635)
Net cash used in investing activities	(4,040,743)	(3,131,819)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	-	27,030,820
Proceeds from Hercules note payable, net of fees	9,850,000	1,000,000
Debt issuance costs	(30,140)	-
Equity issuance costs	(12,000)	(386,473)
Payments of leasehold improvement loan	(12,654)	(11,569)
Net cash provided by financing activities	9,795,206	27,632,778

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,950,447)	13,613,805
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	26,149,477	12,535,672
CASH AND CASH EQUIVALENTS - END OF YEAR	$17,199,030	$26,149,477

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$785,527	$382,736
Supplemental Disclosure of Noncash Financing Activities:
Reclassification of equity issuance costs to additional paid-in capital	$-	$428,311
Warrants issued in connection with note payable	$402,404	$-
Accrued equity issuance costs	$55,640	$41,838
End of term liability for Hercules note payable	$-	$26,500
Elimination of warrant liability	$-	$186,055

See notes to consolidated financial statements

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

1.      ORGANIZATION AND BUSINESS

ADMA Biologics, Inc. (“ADMA” or the “Company”) is a late stage biopharmaceutical company that develops, manufactures, and intends to market specialty plasma-based biologics for the treatment and prevention of certain infectious diseases. The Company’s targeted patient populations include immune-compromised individuals who suffer from an underlying immune deficiency disease or who may be immune-suppressed for medical reasons. ADMA also operates its wholly owned subsidiary, ADMA BioCenters Georgia, Inc., (“ADMA BioCenters”), a source plasma collection business licensed by the United States Food and Drug Administration (“FDA”), certified by the German Health Authority (“GHA”) and the Korean Ministry of Food and Drug Safety (“MFDS”), which provides ADMA with a portion of its blood plasma for the manufacture of RI-002, ADMA’s lead product candidate, which is intended for the treatment of Primary Immune Deficiency Disease, (“PIDD”).

The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future.  The Company has needed to raise capital from the sales of its equity and debt securities to sustain operations. In October 2013, the Company completed an Initial Public Offering (“IPO”) to raise gross proceeds of $29.1 million, and in February 2012, the Company completed a private placement to raise gross proceeds of $17.3 million (see Note 6), and during December 2012, February and December 2014, the Company borrowed a total of $15 million from Hercules Technology Growth Capital, Inc. (“Hercules”) (see Note 5).

In October 2013, ADMA completed an initial public offering of its common stock at a price per share of $8.50, raising gross proceeds of $29.1 million. As of December 31, 2014, the Company had $17.2 million in cash and cash equivalents, $4.7 million in short-term investments and $0.4 million in accounts receivable.  Based upon the Company’s projected revenue and expenditures for 2015, management currently believes that its cash and cash equivalents and short-term investments as of December 31, 2014, are anticipated to be sufficient to fund ADMA’s operations into the first half of 2016.  Because the Company does not anticipate receiving FDA approval for RI-002 until, at the earliest, the first half of 2016, if at all, and would therefore not expect to generate revenue from the commercialization of RI-002 until after that date.  If the Company’s assumptions underlying its estimated expenses and revenues prove to be wrong, it may have to raise additional capital sooner than anticipated.  Due to numerous risks and uncertainties associated with the research and development and potential future commercialization of its product candidate, the Company is unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with its anticipated clinical trials, development and commercialization activities.  The Company’s current estimates may be subject to change as circumstances regarding its business requirements develop.  The Company may decide to raise capital through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements.  The Company does not have any existing commitments for future external funding.  The Company may seek to sell additional equity or debt securities or obtain an additional bank credit facility.  The sale of additional equity or debt securities, if convertible, could result in dilution to the Company’s stockholders.  The incurrence of additional indebtedness would result in increased fixed obligations and could also result in covenants that would restrict the Company’s operations or other financing alternatives.  Additional equity or debt financing, grants, or corporate collaboration and potential licensing arrangements may not be available on acceptable terms, if at all.  If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate the Company’s research and development programs, reduce the Company’s planned clinical trials and delay or abandon potential commercialization efforts of the Company’s lead product candidate.  The Company’s ability to continue as a going concern will be dependent on its ability to raise additional capital when needed, to fund its research and development and commercial programs and to meet its obligations on a timely basis.

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013
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

  ADMA’s primary focus since 2004 has been conducting research and development of human plasma-derived products for the treatment of specific disease states.  The plasma collection center in Norcross, Georgia was established in 2008 as a complementary business operation.  The Norcross, Georgia facility received its FDA license in August 2011.  Under FDA license, ADMA BioCenters can collect normal source plasma and high-titer Respiratory Syncytial Virus, (“RSV”) plasma.  The Company sells a portion of the collected normal source plasma to buyers in the open “spot” market.  The Company also plans to use the high-titer RSV plasma collected by ADMA BioCenters in the manufacturing of RI-002.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following comprises the Company’s significant accounting policies:

Basis of presentation

The accompanying consolidated financial statements include the accounts of ADMA Biologics, Inc. and its wholly-owned subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and cash equivalents

The Company considers all highly-liquid instruments purchased with a maturity of three months or less to be cash equivalents.  The Company purchases certificates of deposits with maturity schedules of three, six, nine and twelve months.  Instruments with original maturities greater than three months but less than twelve months are included in short-term investments.

The Company regularly maintains cash and short-term investments at third-party financial institutions in excess of the Federal Deposit Insurance Corporation, or FDIC, insurance limit. While the Company monitors the daily cash balances in the operating accounts and adjusts the balances as appropriate, these balances could be impacted, and there could be a material adverse effect on our business, if one or more of the financial institutions with which the Company has deposits fails or is subject to other adverse conditions in the financial or credit markets. To date, the Company has not experienced a loss or lack of access to its invested cash or cash equivalents; however, the Company cannot provide assurance that access to its invested cash and cash equivalents will not be impacted by adverse conditions in the financial and credit markets.

Inventories

Plasma inventories (both plasma intended for resale and plasma intended for internal use in our research and development activities) are carried at the lower of cost or market value determined on the first-in, first-out method.    Once the research and development plasma is processed to a finished good it is then expensed to research and development for its clinical study programs.  Finished good RSV and normal source plasma is also capitalized to inventory for its potential commercialization and would subsequently be sold upon the Company receiving approval from the FDA.  Inventory at December 31, 2014 and 2013 consists of finished good RSV and normal source plasma.  Inventory also includes plasma collected at the Company’s FDA licensed plasma collection center.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

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

Concentration of significant customers and accounts receivable

As of and for the years ended December 31, 2014 and 2013, the Company’s trade receivable balance and revenues were substantially attributable to one customer.

Research and development costs

The Company expenses all research and development costs as incurred including plasma and equipment for which there is no alternative future use.  Such expenses include licensing fees and costs associated with planning and conducting clinical trials.

Use of estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates include valuation of inventory, assumptions used in the fair value of stock-based compensation and warrant valuation, and the allowance for the valuation of future tax benefits.

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

The Company has no unrecognized tax benefits at December 31, 2014 and 2013.  The Company’s U.S. Federal and state income tax returns prior to fiscal year 2011 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

The Company will recognize interest and penalties associated with tax matters as income tax expense.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

Earnings (Loss) Per Share

Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is calculated by dividing net loss applicable to common stockholders as adjusted for the effect of dilutive securities, if any, by the weighted average number of common stock and dilutive common stock outstanding during the period.  No potentially dilutive securities are included in the computation of any diluted per share amounts as the Company reported a net loss for all periods presented.  Potentially dilutive securities that would be issued upon the exercise of outstanding warrants and stock options were 1.3 million at December 31, 2014 and 1.0 million at December 31, 2013.

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

On June 19, 2014, at the Annual Meeting of Stockholders (the “Annual Meeting”), the stockholders approved the 2014 Omnibus Incentive Compensation Plan (the “2014 Plan”), which was approved by the Board of Directors of ADMA (“the Board”) on February 21, 2014.  Grants of incentive stock options to purchase an aggregate of 167,932 shares of the Company's common stock under the 2014 Plan to three executive officers were approved by the Board on February 21, 2014, and conditioned upon the approval of the 2014 Plan.  These stock options are comprised of 99,309 shares for the Company’s President and Chief Executive Officer, Adam S. Grossman; 39,032 shares for the Company’s Chief Financial Officer, Brian Lenz; and 29,591 shares for the Company's Chief Scientific and Medical Officer, James Mond, M.D., Ph.D.  The stock options vest over a period of four years and are exercisable at a price per share of $8.50, the closing price of the Company’s common stock on the OTC Bulletin Board on February 21, 2014.  Grants of non-qualified stock options to purchase 9,000 shares of the Company's common stock under the 2014 Plan, to each of the Company’s six non-employee directors, were approved by the Board on February 21, 2014, and were also conditioned upon the approval of the 2014 Plan at the 2014 Annual Meeting of Stockholders.  The stock options will vest over a period of 24 months and terminate 12 months following separation and are exercisable at a price per share of $8.50, the closing price of the Company’s common stock on the OTC Bulletin Board on February 21, 2014. The maximum number of shares reserved for grant under the 2014 Plan is: (a) 800,000 shares; plus (b) an annual increase as of the first day of the Company’s fiscal year, beginning in 2015 and occurring each year thereafter through 2020, equal to the least of (i) 200,000 shares, (ii) 1% of the outstanding shares of common stock as of the end of the Company’s immediately preceding fiscal year, and (iii) any lesser number of shares determined by the Board; provided, however, that the aggregate number of shares available for issuance pursuant to such increases shall not exceed a total of 800,000 shares.  During the years ended December 31, 2014 and 2013, stock options to purchase 221,932 and 84,134 shares of common stock, respectively, were issued to employees and non-employee directors.

During the years ended December 31, 2014 and 2013, the Company recorded stock-based compensation expense to employees of $1,248,454 and $888,295, respectively.  The fair value of employee options granted was determined on the date of grant using the Black-Scholes model.  The Black-Scholes option valuation model was developed for use in estimating the fair value of publicly traded options, which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.  Because the Company has had very little historical experience with the Company’s stock options, small similar publicly traded companies were used for comparison and expectations as to assumptions required for fair value computation using the Black-Scholes methodology.  Guidance for stock-based compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company currently estimates there will be no forfeitures of options.  Due to the Company’s limited history and as permitted under recognized guidance, the Company uses the simplified method, to determine the expected life of the option grants, which is the average between vesting terms and contractual terms.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

The Company records compensation expense associated with stock options and other forms of equity compensation using the Black-Scholes option-pricing model and the following assumptions:

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
Expected term	6.3 years	6.3 years
Volatility	60%	63%
Dividend yield	0.0	0.0
Risk-free interest rate	2.19%	1.24-2.25%

Fair value of financial instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts payable, and notes payable are shown at cost which approximates fair value due to the short-term nature of these instruments.

3.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31,	2014	2013
Lab and office equipment	$1,236,553	$674,885
Computer software	188,277	184,077
Leasehold improvements	2,699,736	942,353
	4,124,566	1,801,315
Less: Accumulated depreciation and amortization	(1,283,868)	(1,036,016)
	$2,840,698	$765,299

The Company recorded depreciation and amortization expense of $247,852 and $210,633 for the years ended December 31, 2014 and 2013, respectively.

4.  LEASEHOLD IMPROVEMENT LOAN

In connection with the lease of commercial real estate by the Company’s wholly-owned subsidiary for the operation of the plasma collection center, the Company borrowed $125,980 from the lessor to pay for leasehold improvement costs in excess of the allowance provided for in the lease agreement.  The loan bears interest at 9% and is payable in 120 monthly installments of $1,596 maturing January 2019.  Principal maturities under the loan are as follows:

2015	$13,841
2016	15,139
2017	16,559
2018	18,113
2019	1,584
$65,236

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

On February 24, 2014, the Company entered into the First Amendment to the Loan Agreement, or Loan Amendment, under which the Company has borrowed $15.0 million in the aggregate as of December 31, 2014, comprised of $10.0 million on the closing date, ($5.0 million of which was used to refinance existing debt with Hercules) and an additional $5.0 million the Company accessed in December 2014 when the Company successfully announced the clinical endpoints of its Phase III clinical study of RI-002 as a treatment for PIDD in a manner that supports a Biologics License Application, (“BLA”) filing. The loan bears interest at a rate per annum equal to the greater of (i) 8.75% and (ii) the sum of (a) 8.75% plus (b) the Prime Rate (as reported in The Wall Street Journal) minus (c) 5.75%. Payment-in-kind interest accrues on the outstanding principal balance of the loan compounded monthly at 1.95% per annum.  Such accrued and unpaid interest is added to the principal balance of the loan on the first day of each month beginning on the month after the closing.  The Company is obligated to begin to repay the principal over 18 months beginning October 1, 2015, unless accelerated as a result of certain events of default.  A backend fee equal to $132,500 is due the earliest of April 1, 2016, which is related to the original Loan Agreement, the prepayment date and the date that the secured obligations become due and payable.  In addition, a first amendment commitment fee and a facility fee in the amount of $15,000 and $135,000, respectively, were paid at closing.   In the event the Company elects to prepay the loan, the Company is obligated to pay a prepayment charge corresponding to a percentage of the principal amount of the loan, with such percentage being: 2.5% if prepayment occurs in the first year, 1.5% if prepayment occurs in the second year and 0.5% if prepayment occurs after the second year but prior to the final day of the term.  The loan matures no later than January 1, 2018.  The loan is secured by our assets, except for our intellectual property (which is subject to a negative pledge). Interest is due and payable on the 1st of every month and at the termination date, unless accelerated as a result of an event of default. The Loan Agreement contains customary representations, warranties and covenants, including limitations on incurring indebtedness, engaging in mergers or acquisitions and making investments, distributions or transfers.  The representations, warranties and covenants contained in the Loan Agreement were made only for purposes of such agreement and as of a specific date or specific dates, were solely for the benefit of the parties to such agreement, and may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures exchanged between the parties in connection with the execution of the Loan Agreement. Events of default under the agreement include, but are not limited to: (i) insolvency, liquidation, bankruptcy or similar events; (ii) failure to pay any debts due under the Loan Agreement or other loan documents on a timely basis; (iii) failure to observe any covenant or secured obligation under the Loan Agreement or other loan documents, which failure, in most cases, is not cured within 10 days of written notice by lender; (iv) occurrence of any default under any other agreement between us and the lender, which is not cured within 10 days; (v) occurrence of an event that could reasonably be expected to have a material adverse effect;  (vi) material misrepresentations; (vii) occurrence of any default under any other agreement involving indebtedness in excess of $50,000 or the occurrence of a default under any agreement that could reasonably be expected to have a material adverse effect; and (viii) certain money judgments are entered against us or a certain portion of our assets are attached or seized. Remedies for events of default include acceleration of amounts owing under the Loan Agreement and taking immediate possession of, and selling, any collateral securing the loan.

In connection with the original Loan Agreement, the Company issued to Hercules a warrant to purchase 31,750 shares of common stock with an exercise price of $7.56, and under the amended Loan Agreement, the Company issued to Hercules a warrant to purchase an additional 58,000 shares of its common stock, comprised of a warrant to purchase 23,200 shares of common stock issued in February 2014 and a warrant to purchase 34,800 shares of common stock issued in December 2014, each warrant issued upon the drawdown of each $5.0 million of additional debt, with an exercise price set at the lower of (i) $7.50 per share or (ii) the price per share of the next round of financing over the next twelve months, subject to customary anti-dilution adjustments.  The warrants expire after 10 years and have piggyback registration rights with respect to the shares of common stock underlying the warrant.  In addition, the Company has also granted Hercules the option to invest (until the loan maturity date) up to $1.0 million in future equity financings at the same terms as the other investors.  The Loan Agreement contains certain provisions that require the warrants issued to Hercules to be accounted for as a liability and to be “mark-to-market” each reporting period.  Changes in the valuation of this liability at the end of each reporting period will be included in its reported operating results, and may create volatility in its reported operating results. The fair value of the initial Loan Agreement warrant was calculated using a lattice-based option model in order to account for features in the warrant that could cause the exercise price to reset (“down round protection”) as a result of the next issuance of our common stock (the next round of equity financing). The Company recorded the fair value of the warrant to purchase 31,750 shares of common stock of $229,345 as warrant liability and as a debt discount to the carrying value of the loan.  The key assumptions used to value the warrants included the expected date of the next round of equity financing, volatility of 59% on our common stock based upon similar public companies’ volatilities for comparison, an expected dividend yield of 0.0%, a risk-free interest rate of 2.54% and a term of 10 years.  As of October 22, 2013, the closing date of the IPO, the Company recorded $186,055 as the fair value of this warrant, as additional paid-in capital.   As a result of the decrease in warrant liability, the Company recorded a $43,290 change in the fair value of warrant liability.  This warrant liability was adjusted from inception of the initial Loan Agreement to October 22, 2013, to fair value each reporting period using a lattice-based option model and the debt discount will be amortized to interest expense over the term of the loan using the effective interest method. Upon the completion of the IPO of common stock in October 2013, the down round warrant protection feature resulting in the warrant liability’s quarterly “mark-to-market” valuation terminated and, therefore, this liability was reclassified to additional paid-in capital during the fourth quarter of 2013. The fair value of the amended Loan Agreement warrant was calculated using a lattice-based option model in order to account for features in the warrant that could cause the exercise price to reset (“down round protection”) as a result of the next issuance of our common stock (the next round of equity financing). The Company initially recorded the fair value of the warrant of $219,588 as warrant liability and as a debt discount to the carrying value of the loan.  The key assumptions used to value the warrants included the expected date of the next round of equity financing, volatility of 59% on our common stock based upon similar public companies’ volatilities for comparison, an expected dividend yield of 0.0%, a risk-free interest rate of 2.53% and a term of 10 years.  As of December 31, 2014, the Company recorded $476,760 as the fair value of the warrant for the purchase of 58,000 shares of common stock. As a result of the increase in warrant liability, the Company recorded an expense of $74,356 from the change in the fair value of warrant liability.  This warrant liability was adjusted from the date of the Loan Agreement on February 24, 2014, to fair value each reporting period using a lattice-based option model and the debt discount will be amortized to interest expense over the term of the loan. The down round warrant protection feature resulting in the warrant liability’s quarterly “mark-to-market” valuation has terminated as of  the end of the one-year period following the amended Loan Closing on February 24, 2014.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

6.      STOCKHOLDERS’ EQUITY

Hercules Debt Financing Warrant Issuance

In connection with the original Loan Agreement, the Company issued to Hercules a warrant to purchase 31,750 shares of common stock with an exercise price of $7.56, subject to customary anti-dilution adjustments.  In connection with the Loan Amendment, the Company issued to Hercules a warrant to purchase 58,000 shares of common stock of the Company with an exercise price set at the lower of (i) $7.50 per share or (ii) the price per share of the next round of financing from the expiration of the exercise price adjustment, subject to customary anti-dilution adjustments.  The warrant expires after 10 years and has piggyback registration rights with respect to the shares of common stock underlying the warrant.  The down round warrant protection feature resulting in the warrant liability’s quarterly “mark-to-market” valuation has terminated as of  the end of the one-year period following the amended Loan Closing on February 24, 2014.  See Note 5 Debt.

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

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

Following the Merger, the Company was authorized by its certificate of incorporation to issue an aggregate of 85,000,000 shares of capital stock, of which 75,000,000 are shares of common stock and 10,000,000 are shares of preferred stock, each with a par value of $0.0001 per share.

During October and November the Company completed its IPO and overallotment of common stock by issuing 3,420,821 shares of its common stock, priced at $8.50 per share.  Aggregate net proceeds to ADMA, after deducting underwriting discounts and commissions and expenses was $26.6 million.

7.      RELATED PARTY TRANSACTIONS

The Company leases an office building and equipment from an entity owned by related parties on a month-to-month basis.  Rent expense amounted to $96,448 for each of the years ended December 31, 2014 and 2013, respectively.  The Company maintains deposits and other accounts at a bank which is less than 5%-owned by related parties and where a stockholder is a member of the Board of Directors of the bank.

8.      COMMITMENTS AND CONTINGENCIES

Lease commitments

The Company has entered into leases for it ADMA BioCenters’ facilities located in Norcross, Georgia and in Marietta, Georgia.  The Norcross, Georgia lease expires on September 30, 2023, and the Marietta, Georgia lease expires on January 31, 2024.  Total rent expense for its New Jersey and Georgia facilities during the years ended 2014 and 2013 was approximately, $414,000 and $253,000, respectively.

Future minimum lease payments for both leases, for each of the five years ending December 31 and thereafter are as follows:

2015	$330,176
2016	348,383
2017	353,059
2018	356,774
2019	369,198
Thereafter	1,465,720
$3,223,310

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

Vendor and Licensor Commitments

On December 31, 2012, the Company entered into a Manufacturing, Supply and License Agreement with Biotest, which replaces a prior agreement that expired on December 31, 2012.  Under the agreement, the Company agreed to purchase exclusively from Biotest its worldwide requirements of RSV immune globulin manufactured from human plasma containing RSV antibodies.  The term of the agreement is for a period of ten years from January 1, 2013, renewable for two additional five-year periods at the agreement of both parties. The Company is obligated under this agreement to purchase a minimum of at least one lot of product during each calendar year after the finished product is approved by the FDA.  This number is subject to increase at the Company’s option.  As consideration for Biotest’s obligations under the agreement, the Company is obligated to pay a dollar amount per lot of RSV immune globulin manufactured from human plasma containing RSV antibodies, as well as a percentage royalty on the sales thereof and of RI-002, up to a specified cumulative maximum.  The agreement may be terminated by either party (a) by reason of a material breach if the breaching party fails to remedy the breach within 120 days after receiving notice of the breach from the other party, (b) upon bankruptcy, insolvency, dissolution, or winding up of the other party, or (c) if the other party is unable to fulfill its obligations under the agreement for 120 consecutive days or more as a result of (a) or (b) above.

In a separate license agreement effective December 31, 2012, the Company granted Biotest an exclusive license to market and sell RSV antibody-enriched Immune Globulin Intravenous (“IGIV”) in Europe and in selected countries in North Africa and the Middle East, collectively referred to as the Territory, to have access to the Company’s testing services for testing of Biotest’s plasma samples using the Company’s proprietary RSV assay, and to reference (but not access) the Company’s proprietary information for the purpose of Biotest seeking regulatory approval for the RSV antibody-enriched IGIV in the Territory.  As consideration for the license, Biotest agreed to provide the Company with certain services at no charge and also compensate us with cash payments upon the completion of certain milestones.  Such services have been accounted for as deferred revenue which were recorded in 2013 as a result of certain research and development services as provided for in accordance with a license agreement.  Deferred revenue is recognized over the term of the license and is amortized into income for a period of approximately 20 years, the term of the license agreement. Biotest is also obligated to pay the Company an adjustable royalty based on a percentage of revenues from the sale of RSV antibody-enriched IGIV in the Territory for 20 years from the date of first commercial sale. Additionally, Biotest has agreed to grant the Company an exclusive license for marketing and sales in the United States and Canada for Biotest’s Varicella Zoster Immune Globulin (“VZIG”), the terms of which the Company expects to finalize during 2015.  As such, the Company expects to account for the value of this license as a charge to operations once the terms of the in-license agreement are finalized.

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

Employment contracts

The Company has entered into employment agreements with its executive management team consisting of its President and Chief Executive Officer, Chief Medical and Scientific Officer and Chief Financial Officer.  In accordance with the employment agreements, the total financial obligation the Company has with the named executives approximates $1.5 million.

General legal matters

The Company is subject to certain legal proceedings and claims arising in connection with the normal course of its business. In the opinion of management, there are currently no claims that would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Other commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of December 31, 2014. The Company does not anticipate recognizing any significant losses relating to these arrangements.

9.      STOCK OPTIONS

On July 16, 2007 (the “Effective Date”), the Company’s Board and stockholders adopted the 2007 Employee Stock Options Plan (the “Plan”).  On July 17, 2012, the Company’s Board and stockholders amended the Plan to increase the aggregate number of options available for grant to 903,224.  On February 21, 2014, the Board of the Company approved, subject to stockholder approval at the Company's 2014 Annual Meeting of the 2014 Omnibus Incentive Compensation Plan of the Company (the “Prospective Plan”), incentive stock options to purchase an aggregate of 167,932 shares of the Company's common stock under the Prospective  Plan, which was subject to stockholder approval at the Annual Meeting, to three of its executive officers, of which options to purchase 99,309 shares were approved by the Board for the Company’s President and Chief Executive Officer, Adam S. Grossman; options to purchase 39,032 shares were approved by the Board for the Company’s Chief Financial Officer, Brian Lenz; and options to purchase 29,591 shares were approved by the Board for the Company's Chief Scientific and Medical Officer, James Mond, M.D., Ph.D.  The options will vest over a period of four years and are exercisable at a price per share of $8.50, the closing price of the Company’s common stock on the OTC Bulletin Board on February 21, 2014.

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

The Plan provides for the Board or a Committee of the Board (the “Committee”) to grant awards to optionees and to determine the exercise price, vesting term, expiration date and all other terms and conditions of the awards, including acceleration of the vesting of an award at any time.  All options granted under the Plan are intended to be incentive stock options (“ISOs”), unless specified by the Committee to be non-qualified options (“NQOs”) as defined by the Internal Revenue Code.  ISOs and NQOs may be granted to employees, consultants or Board members at an option price not less than the fair market value of the common stock subject to the Stock Option Agreement.  The following table summarizes information about stock options outstanding as of December 31, 2014 and 2013:

	Year Ended		Year Ended
	December 31, 2014		December 31, 2013
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	826,995	$6.90	749,211	$6.86

Forfeited	-	-	(6,350)	$7.56
Granted	221,932	$8.50	84,134	$7.56
Outstanding at end of year and expected to vest	1,048,927	$7.24	826,995	$6.90
Options exercisable	635,763	$6.81	391,822	$6.23

Weighted average fair value of options
granted during the year		$5.06		$4.35

The weighted average remaining contractual term of stock options outstanding and expected to vest at December 31, 2014 is 7.3 years.  The weighted average remaining contractual term of stock options exercisable at December 31, 2014 is 6.7 years.

Stock-based compensation expense for the years ended December 31, 2014 and 2013 was:

	2014	2013

Research and development	$541,140	$227,085
Plasma centers	56,900	-
General and administrative	650,414	661,210
Total stock-based compensation expense	$1,248,454	$888,295

As of December 31, 2014, the total unrecognized compensation expense related to unvested options totaled $2,158,560. The weighted-average vesting period over which the total compensation expense will be recorded related to unvested options at December 31, 2014 was approximately 2.1 years.  As of December 31, 2014, the Company had 654,297 options available for future grant under the Plan.

The aggregate intrinsic value is calculated as the difference between (i) the closing price of the common stock at December 31, 2014 and (ii) the exercise price of the underlying awards, multiplied by the number of options that had an exercise price less than the closing price on the last trading day. Our outstanding and exercisable options had an intrinsic value of $4,121,481 and $2,771,874 as of December 31, 2014, respectively.

10.           INCOME TAXES

A reconciliation of income taxes at the U.S. Federal statutory rate to the benefit for income taxes is as follows:

	Year Ended December 31,
	2014	2013
Benefit at US Federal statutory rate	$(5,904,062)	$(5,279,264)
State taxes - deferred	879,793	(901,800)
Increase in valuation allowance	5,147,244	6,850,118
Research and development credits	(551,863)	(599,003)
Sale of state net operating loss	(551,724)	-
Other	428,888	(70,051)
Benefit for income taxes	$(551,724)	$-

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

A summary of our deferred tax assets is as follows:

	Year Ended December 31,
	2014	2013
Federal and state net operating loss carryforwards	$21,004,587	$16,791,893
Federal and state research credits	3,649,268	2,846,245
Accrued expenses and other	884,472	752,945
Total gross deferred tax assets	25,538,327	20,391,083
Less: valuation allowance for deferred tax assets	(25,538,327)	(20,391,083)
Net deferred tax assets	$-	$-

As of December 31, 2014, the Company had Federal and state net operating loss carryforwards of approximately $58.9 million and $31.9 million, respectively.  The Company also had Federal and state research and development tax credit carryforwards of approximately $3.0 million and $0.6 million, respectively.  The net operating loss carryforwards and tax credits will expire at various dates beginning in 2027 if not utilized.

The Company received $551,724 in December 2014 from the sale of net operating loss and research and development credit carryforwards under the New Jersey Economic Development Authority Technology Business Tax Certificate Transfer Program.  These amounts are recorded on the financial statements as income tax benefits in the year they are received.

11.      SEGMENTS

The Company is engaged in the development and commercialization of human plasma and plasma-derived therapeutics.  The Company also operates an FDA-licensed source plasma collection facility located in Norcross, Georgia and a facility in Marietta, Georgia which is pending regulatory licensure and certification.  The Company defines its segments as those business units whose operating results are regularly reviewed by the chief operating decision maker (“CODM”) to analyze performance and allocate resources.  The Company’s CODM, is its President and Chief Executive Officer.

The plasma collection center segment includes the Company’s operation in Georgia.  The research and development segment includes the Company’s plasma development operations in New Jersey.

Summarized financial information concerning reportable segments is shown in the following table:

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

Year Ended December 31,	Plasma Collection	Research and
2014	Center	Development	Corporate	Consolidated

Revenues	$5,839,989	$-	$75,556	$5,915,545

Cost of product revenue	3,742,367	-	-	3,742,367

Gross profit	2,097,622	-	75,556	2,173,178

Loss from operations	(1,753,206)	(9,517,014)	(4,748,313)	(16,018,533)

Other income (expense)	262	-	(1,346,616)	(1,346,354)

Loss before income taxes	(1,752,944)	(9,517,014)	(6,094,929)	(17,364,887)

Property and equipment, net	2,697,390	-	143,308	2,840,698

Depreciation and
amortization expense	198,244	2,729	46,879	247,852

Year Ended December 31,	Plasma Collection	Research and
2013	Center	Development	Corporate	Consolidated

Revenues	$3,023,503	$-	$44,074	$3,067,577

Cost of product revenue	2,023,441	-	-	2,023,441

Gross profit	1,000,062	-	44,074	1,044,136

Loss from operations	(1,418,094)	(9,303,077)	(4,321,260)	(15,042,431)

Other expense	(7,582)	-	(477,233)	(484,815)

Loss before income taxes	(1,425,676)	(9,303,077)	(4,798,493)	(15,527,246)

Property and equipment, net	587,032	2,729	175,538	765,299

Depreciation and
amortization expense	168,686	3,238	38,709	210,633

The “Corporate” column includes general and administrative overhead expenses.  Property and equipment, net, included in the “Corporate” column above includes assets related to corporate and support functions.

12.      SUBSEQUENT EVENTS

Subsequent to December 31, 2014, the Board approved a grant, in the aggregate, of 230,000 options to its executive, non-executive employees and members of the Board, along with a grant of 5,000 restricted shares of common stock to an employee.

EXHIBIT INDEX

Exhibit No.	Description
3.1 (1)	Certificate of Incorporation, as amended
3.2 (2)	Certificate of Amendment of Certificate of Incorporation
3.3 (3)	Bylaws
4.1 (4)	Specimen Common Stock Certificate
4.2 (1)	Form of Placement Agent Warrant
4.3 (5)	Form of Warrant Agreement with Hercules Technology Growth Capital, Inc.
4.4 (5)	Form of Secured Term Loan Promissory Note issued to Hercules Technology Growth Capital, Inc.
10.1† (6)	2007 Employee Stock Option Plan, as amended
10.2 (1)	Amended and Restated Placement Agency Agreement, dated February 12, 2012, between ADMA Biologics, Inc. and the placement agent
10.3† (1)	Employment Agreement, dated February 13, 2012, by and between ADMA Biologics, Inc. and Adam Grossman
10.4+ (7)	Manufacturing Agreement, dated as of October 23, 2006, by and between Biotest Pharmaceuticals Corporation and ADMA Biologics, Inc., as amended as of October 23, 2011 and as of December 2, 2011
10.5+ (7)	Plasma Purchase Agreement, dated as of November 17, 2011, between Biotest Pharmaceuticals Corporation and ADMA Biologics, Inc., as amended as of December 1, 2011
10.6 (4)	Agreement for Services, dated July 23, 2007, between ADMA Biologics, LLC and Areth Inc.
10.7 (1)
Agreement of Lease between ADMA BioCenters Georgia, Inc. and ADMA Biologics, Inc. and C1VF I-GA1W15-W23, LLC (DCT Holdings), effective June 1, 2008 and confirmed on November 13, 2008, for the premises located in Norcross, Georgia, as amended

10.8+(12)
Agreement of Lease, dated as of January 20, 2014, between ADMA BioCenters Georgia, Inc. and U.S. Bank National Association, as trustee, effective February 1, 2014, for the premises located in Marietta, Georgia

10.9 (1)	Form of Indemnification Agreement
10.10 †(8)	Employment Agreement, dated as of April 30, 2012, by and between ADMA Biologics, Inc. and Brian Lenz
10.11 (9)	Modification and Release Agreement, dated June 15, 2012, between ADMA Biologics, Inc. and the placement agent
10.12+(10)	Testing Services Agreement, dated June 7, 2012, between ADMA Biologics, Inc. and Quest Diagnostics Clinical Laboratories, Inc.
10.13+ (10)	Plasma Supply Agreement, dated June 22, 2012, between ADMA Biologics, Inc. and Biotest Pharmaceuticals Corporation
10.14+(12)	Amendment No. 1, dated February 25, 2014, to the Plasma Supply Agreement, dated June 22, 2012, between ADMA Biologics, Inc. and Biotest Pharmaceuticals Corporation
10.15† (10)	Employment Agreement, dated July 18, 2012, by and among the ADMA Biologics, Inc. and James Mond
10.16 (5)	Loan and Security Agreement, dated as of December 21, 2012, by and among ADMA Biologics, Inc., ADMA Plasma Biologics, Inc., ADMA BioCenters Georgia Inc. and Hercules Technology Growth Capital, Inc.
10.17.1(12)
First Amendment to Loan and Security Agreement, dated as of February 24, 2014, by and among ADMA Biologics, Inc., ADMA Plasma Biologics, Inc., ADMA BioCenters Georiga Inc. and Hercules Technology Growth Capital, Inc.

10.18 (5)	Equity Rights Letter, dated December 21, 2012, from ADMA Biologics, Inc. to Hercules Technology Growth Capital, Inc.
10.19+ (5)	Manufacturing, Supply and License Agreement, dated as of December 31, 2012, by and between Biotest Pharmaceuticals Corporation and ADMA Biologics, Inc.
10.20+ (5)	License Agreement, dated December 31, 2012, by and between ADMA Biologics, Inc. and Biotest Aktiengesellschaft
10.21†(11)	2014 Omnibus Incentive Compensation Plan
16.1 (1)	Letter from Sherb & Co, LLP regarding change in certifying accountants
21.1 (4)	Subsidiaries of Registrant

23.1*	CohnReznick LLP Consent
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials from ADMA Biologics, Inc. Form 10-K for the year ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at December 31, 2014 and December 31, 2013, (ii) Statements of Operations for the years ended December 31, 2014 and 2013 (iii) Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014 and 2013, (iv) Statements of Cash Flows for the years ended December 31, 2014 and 2013 and (v) Notes to the Financial Statements

+ Confidential treatment requested as to certain portions of this exhibit.  Such portions have been redacted and submitted separately to the SEC.

* Filed herewith.

** Furnished herewith.

† Management compensatory plan, contract or arrangement.

(1)	Incorporated herein by reference to the Company’s Current Report on Form 8-K (000-52120), filed with the Commission on February 13, 2012.

(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K (000-52120), filed with the Commission on August 26, 2013.

(3)	Incorporated herein by reference to the Company’s Registration Statement on Form 10-SB (000-52120), filed with the Commission on July 10, 2006.

(4)	Incorporated herein by reference to Amendment No. 1 to the Company’s Current Report on Form 8-K/A (000-52120), filed with the Commission on March 29, 2012.

(5)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (333-186579), filed with the Commission on February 11, 2013.

(6)	Incorporated herein by reference to Exhibit A to the Information Statement on Schedule 14C (000-52120), filed with the Commission on October 29, 2012.

(7)	Incorporated herein by reference to Amendment No. 3 to the Company’s Current Report on Form 8-K/A (000-52120), filed with the Commission on June 22, 2012.

(8)	Incorporated herein by reference to the Company’s Current Report on Form 8-K (000-52120), filed with the Commission on May 3, 2012.

(9)	Incorporated herein by reference to the Company’s Current Report on Form 8-K (000-52120), filed with the Commission on June 21, 2012.

(10)	Incorporated herein by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (333-180449), filed with the Commission on August 10, 2012.

(11)	Incorporated herein by reference to the Company’s Definitive Proxy Statement filed with the Commission on April 29, 2014.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K, (000-52120) filed with the Commission on March 28, 2014.