Form 10-Q
period 2015-03-31
ADMA BIOLOGICS, INC.
filed 2015-05-12
CIK 1368514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 001-36728

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

The number of shares outstanding of the issuer’s common stock as of May 12, 2015 was 10,705,573.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

i

PART I
FINANCIAL INFORMATION

Item 1.           Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$16,564,190	$17,199,030
Short-Term Investments	11,512,214	4,652,675
Accounts Receivable	351,443	383,961
Inventories	1,940,934	1,708,763
Prepaid Expenses	613,357	143,586
Total Current Assets	30,982,138	24,088,015
Property and Equipment at Cost, Net	2,737,762	2,840,698
Other Assets:
Deferred Financing Costs	180,617	271,621
Deposits	27,163	27,163
Total Other Assets	207,780	298,784
TOTAL ASSETS	$33,927,680	$27,227,497
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,778,953	$1,779,197
Accrued Expenses	1,803,434	2,223,639
Accrued Interest	114,715	105,664
Current Portion of Deferred Revenue	75,555	75,556
Current Portion of Leasehold Improvement Loan	14,154	13,841
Total Current Liabilities	3,786,811	4,197,897
Notes Payable, Net of Debt Discount	14,892,642	14,772,266
Warrant Liability	-	476,760
End of Term Liability, Notes Payable	132,500	132,500
Deferred Revenue	1,485,926	1,504,815
Deferred Rent Liability	151,596	83,214
Leasehold Improvement Loan	47,737	51,395
TOTAL LIABILITIES	20,497,212	21,218,847
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common Stock $0.0001 par value 75,000,000 shares
authorized, and 10,705,573 and 9,291,823 shares issued
and outstanding as of March 31, 2015, and December, 31
2014, respectively	1,071	929
Additional Paid-In Capital	86,484,669	75,457,458
Accumulated Deficit	(73,055,272)	(69,449,737)
TOTAL STOCKHOLDERS' EQUITY	13,430,468	6,008,650
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$33,927,680	$27,227,497

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2015	2014

REVENUES:
Product revenue	$1,484,217	$1,541,670
License revenue	18,889	18,889
Total Revenues	1,503,106	1,560,559

OPERATING EXPENSES:
Cost of product revenue	909,629	977,030
Research and development	1,401,723	4,330,457
Plasma center	1,048,094	802,469
General and administrative	1,345,997	1,134,589
TOTAL OPERATING EXPENSES	4,705,443	7,244,545

LOSS FROM OPERATIONS	(3,202,337)	(5,683,986)

OTHER INCOME (EXPENSE):
Interest income	4,982	1,779
Interest expense	(476,040)	(226,885)
Change in fair value of stock warrants	67,860	5,220
TOTAL OTHER EXPENSE	(403,198)	(219,886)

NET LOSS	$(3,605,535)	$(5,903,872)

NET LOSS PER COMMON SHARE
Basic and Diluted	$(0.37)	$(0.64)

WEIGHTED AVERAGE SHARES
OUTSTANDING, Basic and Diluted	9,855,323	9,291,823

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY
(Unaudited)

For the Three Months Ended March 31, 2015

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance - January 1, 2015	9,291,823	$929	$75,457,458	$(69,449,737)	$6,008,650

Stock-based compensation	-	-	387,069	-	387,069
Issuance of common stock, net	1,408,750	141	10,231,243	-	10,231,384
Issuance of restricted stock	5,000	1	(1)	-	-
Elimination of warrant liability	-	-	408,900	-	408,900
Net loss	-	-	-	(3,605,535)	(3,605,535)

Balance - March 31, 2015	10,705,573	$1,071	$86,484,669	$(73,055,272)	$13,430,468

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,605,535)	$(5,903,872)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	117,122	48,299
Stock-based compensation	387,069	234,200
Warrant liability	(67,860)	(5,220)
Amortization of debt discount	46,271	28,498
Amortization of deferred financing costs	23,364	29,555
Payment-in-kind interest	74,104	19,505
Amortization of license revenue	(18,889)	(18,889)
Changes in operating assets and liabilities:
Accounts receivable	32,518	(484,423)
Inventories	(232,171)	684,566
Prepaid expenses	(469,771)	(298,868)
Other assets	-	6,103
Accounts payable	(69,866)	54,383
Accrued expenses	(514,564)	526,381
Accrued interest	9,051	45,000
Deferred rent liability	68,382	(5,548)
Net cash used in operating activities	(4,220,775)	(5,040,330)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from short-term investments	-	732,143
Purchase of short-term investments	(6,859,539)	-
Purchase of property and equipment	(14,186)	(111,948)
Net cash (used in) provided by investing activities	(6,873,725)	620,195
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	10,463,005	-
Proceeds from Hercules note payable, net of fees	-	4,850,000
Debt issuance costs	-	(58,326)
Payments of leasehold improvement loan	(3,345)	(3,057)
Net cash provided by financing activities	10,459,660	4,788,617
NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS	(634,840)	368,482
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	17,199,030	26,149,477
CASH AND CASH EQUIVALENTS - END OF PERIOD	$16,564,190	$26,517,959
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$324,378	$106,250
Supplemental Disclosure of Noncash Financing Activities:
Reclassification of equity issuance costs to additional paid-in capital	$11,999	$-
Warrants issued in connection with note payable	$-	$219,588
Accrued equity issuance costs	$219,622	$-
Elimination of warrant liability	$408,900	$-

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014

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

In March 2015, ADMA completed an underwritten public offering of its common stock, raising gross proceeds of $11.3 million.  In December 2014, ADMA received gross proceeds of $5 million in venture debt.  Also in October 2013, ADMA completed an Initial Public Offering (“IPO”) of its common stock, raising gross proceeds of $29.1 million.  Based upon the Company’s projected revenue and expenditures for 2015, management currently believes that its cash, cash equivalents and short-term investments as of March 31, 2015 are anticipated to be sufficient to fund ADMA’s operations into the first half of 2016.  Furthermore, if the Company’s assumptions underlying its estimated expenses and revenues are incorrect, it may have to raise additional capital sooner than anticipated.  Due to numerous risks and uncertainties associated with the research and development and potential future commercialization of its product candidate, the Company is unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with its development activities.  The Company’s current estimates may be subject to change as circumstances regarding its business requirements evolve. The Company may decide to raise capital through public or private equity offerings, debt financings, obtain a bank credit facility, or corporate collaboration and licensing arrangements.  The Company does not have any existing commitments for future external funding.  The sale of additional equity or debt securities, if convertible, could result in dilution to the Company’s stockholders.  The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict the Company’s operations or other financing alternatives.  Additional equity or debt financing, grants, or corporate collaboration and potential licensing arrangements may not be available on acceptable terms, if at all.  If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate the Company’s research and development programs, reduce the Company’s planned clinical trials and delay or abandon potential commercialization efforts of the Company’s lead product candidate.  The Company may be required to obtain loans or raise additional funds to meet long-term obligations and continue operations. There can be no assurance that such funds, if available at all, can be obtained on terms acceptable to the Company.  As of March 31, 2015, the Company had working capital of $27.2 million, consisting primarily of $16.6 million of cash and cash equivalents, $11.5 million of short-term investments and $1.9 million of inventories, prepaid expenses of $0.6 million and accounts receivable of $0.4 million, offset primarily by $1.8 million of accounts payable and $1.9 million of accrued expenses.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014

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

Basis of presentation and principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of ADMA and its wholly owned subsidiaries, ADMA Plasma Biologics, Inc. and ADMA BioCenters. All significant intercompany transactions and balances have been eliminated in consolidation.

The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) which in the opinion of management are necessary to present fairly the consolidated financial position of the Company as of March 31, 2015 and its results of operations and cash flows for the three months ended March 31, 2015 and 2014.  The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim periods or for the full year.  These interim financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report for the year ended December 31, 2014 on Form 10-K, filed with the U.S. Securities and Exchange Commission, (the “Commission”) on March 9, 2015.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, (“GAAP”), in accordance with the rules and regulations of the Commission for interim reporting.  Pursuant to such rules and regulations, certain information and footnote disclosures normally included in complete annual financial statements have been condensed or omitted.

Inventories

Plasma inventories (both plasma intended for resale and plasma intended for internal use in the Company's research and development and future anticipated commercialization activities) are carried at the lower of cost or market value determined on the first-in, first-out method.  As research and development plasma is processed to a finished product for clinical trials, it is then expensed to research and development.  Inventory at March 31, 2015 and 2014 consists of raw materials.  Inventory also includes plasma collected at the Company’s FDA-licensed GHA and MFDS-certified plasma collection center located in Norcross, Georgia, in addition to plasma collected at its Marietta, Georgia location which is pending regulatory licensure and certification.

Revenue recognition

Depending on the agreement with the customer, revenue from the sale of human plasma collected at the Company’s FDA licensed plasma collection center is recognized at the time of transfer of title and risk of loss to the customer, which occurs at the time of shipment.  Revenue is recognized at the time of delivery if the Company retains the risk of loss during shipment.  The Company’s revenues are substantially attributed to one customer.  Revenue from license fees and research and development services rendered are recognized as revenue when the performance obligations under the terms of the license agreement have been completed.  Deferred revenue of $1.7 million was recorded in 2013 as a result of certain research and development services to be provided in accordance with a license agreement and is recognized over the term of the license.  Deferred revenue is amortized into income for a period of approximately 20 years, the term of the license agreement.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014
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

Diluted net loss per share is calculated by dividing net loss attributable to common stockholders as adjusted for the effect of dilutive securities, if any, by the weighted average number of common stock and dilutive common stock outstanding during the period.  Potential common stock includes the shares of common stock issuable upon the exercise of outstanding stock options and warrants (using the treasury stock method).  Potential common stock in the diluted net loss per share computation is excluded to the extent that it would be anti-dilutive.  No potentially dilutive securities are included in the computation of any diluted per share amounts as the Company reported a net loss for all periods presented.  The aggregate number of potentially dilutive securities upon the exercise of outstanding warrants and stock options was 1.5 million and 1.0 million as of March 31, 2015 and 2014, respectively.

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

During the three months ended March 31, 2015, the Company granted 230,000 stock options to its directors and employees. On June 19, 2014, at the Annual Meeting of stockholders, the stockholders approved the 2014 Omnibus Incentive Compensation Plan (the “2014 Plan”), which was approved by the Board of Directors of ADMA (the “Board”) on February 21, 2014.  Grants of incentive stock options to purchase an aggregate of 167,932 shares of the Company's common stock under the 2014 Plan to three executive officers were approved by the Board on February 21, 2014.

3.	DEBT

Hercules Loan and Security Agreement

On December 21, 2012, the Company and its subsidiaries entered into a Loan and Security Agreement, (the “Loan Agreement”), with Hercules Technology Growth Capital, Inc. (“Hercules”).  Under the Loan Agreement, the Company borrowed $5.0 million, consisting of $4.0 million on the closing date and an additional $1.0 million upon enrolling its first patient in its pivotal (Phase III) clinical study of its lead product candidate, RI-002.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014

On February 24, 2014, the Company entered into the First Amendment to the Loan Agreement, or Loan Amendment, under which the Company has borrowed $15.0 million in the aggregate as of March 31, 2015, consisting of $10.0 million on the closing date ($5.0 million of which was used to refinance existing debt with Hercules) and an additional $5.0 million the Company accessed in December 2014 when the Company successfully announced the clinical endpoints of its Phase III clinical study of RI-002 as a treatment for PIDD in a manner that supports a Biologics License Application (“BLA”) filing. The loan bears interest at a rate per annum equal to the greater of (i) 8.75% and (ii) the sum of (a) 8.75% plus (b) the Prime Rate (as reported in The Wall Street Journal) minus (c) 5.75%. Payment-in-kind interest accrues on the outstanding principal balance of the loan compounded monthly at 1.95% per annum.  Such accrued and unpaid interest is added to the principal balance of the loan on the first day of each month beginning on the month after the closing.  The Company is obligated to begin to repay the principal over 18 months beginning October 1, 2015, unless accelerated as a result of certain events of default.  A backend fee equal to $132,500 is due the earliest of April 1, 2016, which is related to the original Loan Agreement, the prepayment date and the date that the secured obligations become due and payable.  In addition, a first amendment commitment fee and a facility fee in the amount of $15,000 and $135,000, respectively, were paid at closing.  In the event the Company elects to prepay the loan, the Company is obligated to pay a prepayment charge corresponding to a percentage of the principal amount of the loan, with such percentage being: 2.5% if prepayment occurs in the first year, 1.5% if prepayment occurs in the second year and 0.5% if prepayment occurs after the second year but prior to the final day of the term.  The loan matures no later than January 1, 2018.  The loan is secured by the Company’s assets, except for its intellectual property (which is subject to a negative pledge). Interest is due and payable on the 1st of every month and at the termination date, unless accelerated as a result of an event of default. The Loan Agreement contains customary representations, warranties and covenants, including limitations on incurring indebtedness, engaging in mergers or acquisitions and making investments, distributions or transfers.  The representations, warranties and covenants contained in the Loan Agreement were made only for purposes of such agreement and as of a specific date or specific dates, were solely for the benefit of the parties to such agreement, and may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures exchanged between the parties in connection with the execution of the Loan Agreement. Events of default under the agreement include, but are not limited to: (i) insolvency, liquidation, bankruptcy or similar events; (ii) failure to pay any debts due under the Loan Agreement or other loan documents on a timely basis; (iii) failure to observe any covenant or secured obligation under the Loan Agreement or other loan documents, which failure, in most cases, is not cured within 10 days of written notice by lender; (iv) occurrence of any default under any other agreement between the Company and the lender, which is not cured within 10 days; (v) occurrence of an event that could reasonably be expected to have a material adverse effect;  (vi) material misrepresentations; (vii) occurrence of any default under any other agreement involving indebtedness in excess of $50,000 or the occurrence of a default under any agreement that could reasonably be expected to have a material adverse effect; and (viii) certain money judgments are entered against the Company or a certain portion of its assets are attached or seized. Remedies for events of default include acceleration of amounts owing under the Loan Agreement and taking immediate possession of, and selling, any collateral securing the loan.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014

In connection with the original Loan Agreement, the Company issued to Hercules a warrant to purchase 31,750 shares of common stock with an exercise price of $7.56, and under the amended Loan Agreement, the Company issued to Hercules a warrant to purchase an additional 58,000 shares of its common stock, comprised of a warrant to purchase 23,200 shares of common stock issued in February 2014 and a warrant to purchase 34,800 shares of common stock issued in December 2014, each warrant issued under the amended Loan Agreement having an exercise price of $7.50.  The warrants expire after 10 years and have piggyback registration rights with respect to the shares of common stock underlying the warrant.  In addition, the Company has also granted Hercules the option to invest (until the loan maturity date) up to $1.0 million in future equity financings at the same terms as the other investors.  The Loan Agreement contains certain provisions that require the warrants issued to Hercules to be accounted for as a liability and to be “mark-to-market” each reporting period.  Changes in the valuation of this liability at the end of each reporting period will be included in its reported operating results, and may create volatility in its reported operating results. The fair value of the initial Loan Agreement warrant was calculated using a lattice-based option model in order to account for features in the warrant that could cause the exercise price to reset (“down round protection”) as a result of the next issuance of the Company’s common stock (the next round of equity financing). The Company recorded the fair value of the warrant to purchase 31,750 shares of common stock of $229,345 as warrant liability and as a debt discount to the carrying value of the loan.  The key assumptions used to value the warrants included the expected date of the next round of equity financing, volatility of 59% on the Company’s common stock based upon similar public companies’ volatilities for comparison, an expected dividend yield of 0.0%, a risk-free interest rate of 2.54% and a term of 10 years.  As of October 22, 2013, the closing date of the IPO, the Company recorded $186,055 as the fair value of this warrant, as additional paid-in capital.   As a result of the decrease in warrant liability, the Company recorded a $43,290 change in the fair value of warrant liability.  This warrant liability was adjusted from inception of the initial Loan Agreement to October 22, 2013, to fair value each reporting period using a lattice-based option model and the debt discount will be amortized to interest expense over the term of the loan using the effective interest method. Upon the completion of the IPO of common stock in October 2013, the down round warrant protection feature resulting in the warrant liability’s quarterly “mark-to-market” valuation terminated and, therefore, this liability was reclassified to additional paid-in capital during the fourth quarter of 2013. The fair value of the amended Loan Agreement warrant was calculated using a lattice-based option model in order to account for features in the warrant that could cause the exercise price to reset (“down round protection”) as a result of the next issuance of the Company’s common stock (the next round of equity financing). The Company initially recorded the fair value of the warrant of $219,588 as warrant liability and as a debt discount to the carrying value of the loan.  The key assumptions used to value the warrants included the expected date of the next round of equity financing, volatility of 59% for the Company’s common stock based upon similar public companies’ volatilities for comparison, an expected dividend yield of 0.0%, a risk-free interest rate of 2.53% and a term of 10 years.  As of December 31, 2014, the Company recorded $476,760 as the fair value of the warrant for the purchase of 58,000 shares of common stock. As a result of the increase in warrant liability, the Company recorded an expense of $74,356 from the change in the fair value of warrant liability.  During the first quarter ended March 31, 2015, the Company recorded $408,900 as the fair value of the warrant for the purchase of 58,000 shares of common stock. As a result of the decrease in warrant liability, the Company recorded a change in the fair value of stock warrants of $67,860 from the December 31, 2014 balance.  The key assumptions used to value the warrants included the expected date of the next round of equity financing, volatility of 58% based upon on a pro rata percentage of the Company’s common stock and similar public companies’ volatilities, an expected dividend yield of 0.0%, a risk-free rate of 1.99% and a term of 10 years.  This warrant liability was adjusted from the date of the Loan Agreement on February 24, 2014, to fair value each reporting period using a lattice-based option model and the debt discount will be amortized to interest expense over the term of the loan. The down round warrant protection feature resulting in the warrant liability’s quarterly “mark-to-market” valuation has terminated as of February 24, 2015, which was the end of the one-year period following the amended Loan Closing on February 24, 2014 and as a result the warrant liability of $408,900 was reclassified to additional paid-in capital.

4.	STOCKHOLDERS’ EQUITY

On March 18, 2015, the Company announced the closing of an underwritten sale of 1,225,000 shares of its common stock, as well as 183,750 additional shares of its common stock pursuant to the full exercise of the over-allotment option granted to the underwriters, at a public offering price of $8.00 per share, for gross proceeds of approximately $11.3 million. Net proceeds from this offering were approximately $10.2 million, net of underwriting discounts and offering expenses of approximately $1.1 million. The shares were sold under a shelf registration statement on Form S-3 (File No. 333-200638) that was declared effective by the SEC on December 23, 2014.

Equity Incentive Plan

The fair value of employee options granted was determined on the date of grant using the Black-Scholes option valuation model. The Black-Scholes model was developed for use in estimating the fair value of publicly traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Because there has been minimal data for the Company's stock and very little historical experience with the Company's stock options, similar public companies and a pro rata percentage of the Company’s  common stock were used for calculating ADMA’s volatility for comparison and expectations as to the assumptions required for fair value computation using the Black-Scholes methodology.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Expected term	6.3 years	6.3 years
Volatility	56-57%	63%
Dividend yield	0.0	0.0
Risk-free interest rate	1.49-1.90%	1.24-2.25%

Guidance for stock-based compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company currently estimates there will be no material forfeitures of options.

The weighted average remaining contractual life of stock options outstanding and expected to vest at March 31, 2015 is 7.6 years.  The weighted average remaining contractual life of stock options exercisable at March 31, 2015 is 6.6 years.

A summary of the Company’s option activity under the Plan and related information is as follows:

	Three Months Ended
	March 31, 2015
		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at beginning of period	1,048,927	$7.24
Forfeited	(835)	$7.46
Granted	230,000	$10.47
Outstanding at end of period and expected to vest	1,278,092	$7.82
Options exercisable	707,920	$6.96

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014

Stock-based compensation expense for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended
	March 31,
	2015	2014

Research and development	$164,068	$55,529
Plasma centers	11,033	8,726
General and administrative	211,968	169,945
Total stock based compensation expense	$387,069	$234,200

As of March 31, 2015, the total compensation expense related to unvested options not yet recognized totaled $3,475,360. The weighted average vesting period over which the total compensation expense will be recorded related to unvested options not yet recognized at March 31, 2015 was approximately 3.0 years.

5.	RELATED PARTY TRANSACTIONS

The Company leases an office building and equipment from an entity owned by related parties on a month-to-month basis.  Rent expense amounted to $24,112 for each of the three months ended March 31, 2015 and 2014.

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

The plasma collection center segment includes the Company’s operations in Georgia.  The research and development segment includes the Company’s plasma development operations in New Jersey.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014

Summarized financial information concerning reportable segments is shown in the following table:

	Plasma
Three Months Ended	Collection	Research and
March 31, 2015	Center	Development	Corporate	Consolidated

Revenues	$1,484,217	$-	$18,889	$1,503,106

Cost of product revenue	909,629	-	-	909,629

Gross profit	574,588	-	18,889	593,477

Loss from operations	(473,506)	(1,401,723)	(1,327,108)	(3,202,337)

Other expense	-	-	(403,198)	(403,198)

Net loss	(473,506)	(1,401,723)	(1,730,306)	(3,605,535)

Property and equipment, net	2,592,473	-	145,289	2,737,762

Depreciation and
amortization expense	104,917	-	12,205	117,122

	Plasma
Three Months Ended	Collection	Research and
March 31, 2014	Center	Development	Corporate	Consolidated

Revenues	$1,541,670	$-	$18,889	$1,560,559

Cost of product revenue	977,030	-	-	977,030

Gross profit	564,640	-	18,889	583,529

Loss from operations	(237,829)	(4,330,457)	(1,115,700)	(5,683,986)

Other expense	(1,730)	-	(218,156)	(219,886)

Net loss	(239,559)	(4,330,457)	(1,333,856)	(5,903,872)

Property and equipment, net	655,342	1,920	171,686	828,948

Depreciation and
amortization expense	35,983	809	11,507	48,299

The “Corporate” column includes general and administrative overhead expenses.  Property and equipment, net, included in the “Corporate” column above includes assets related to corporate and support functions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements as of, and for, the three months ended March 31, 2015 and 2014 and our Annual Report for the year ended December 31, 2014 on Form 10-K, filed with the U.S. Securities and Exchange Commission, or the Commission, on March 9, 2015.

Forward-Looking Statements

This quarterly report for the quarterly period ended March 31, 2015 on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).   Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance or achievements, and may contain the words “estimate,” “project,” “intend,” “forecast,” “anticipate,” “plan,” “planning,” “expect,” “believe,” “will,” “will likely,” “should,” “could,” “would,” “may” or, in each case, their negative, or words or expressions of similar meaning.  These forward-looking statements include, but are not limited to, statements concerning our plans to develop and commercialize RI-002 and the success of such efforts, the expected timing of and our ability to obtain and maintain regulatory approvals for our product candidates, the timing of the filing of a Biologics License Application, or BLA with the United States Food and Drug Administration, or  FDA, the timing, progress and results of the clinical development, our plans to increase our supplies of plasma regulatory processes, potential clinical trial initiations, potential investigational new product applications, our intellectual property position, biologics license applications, our manufacturing capability and strategy, our plans relating to manufacturing, supply and other collaborative agreements, our estimates regarding expenses, capital requirements and needs for additional financing, and commercialization efforts relating to our product candidate(s) and the runway and limitation of our available cash and our ability to identify alternative sources of cash.  The forward-looking statements contained in this report represent our estimates and assumptions only as of the date of this report and we undertake no duty or obligation to update or revise publicly any forward-looking statements contained in this report as a result of new information, future events or changes in our expectations, except as required by applicable law or rules.  Forward-looking statements are subject to many risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in our Annual Report for the year ended December 31, 2014 on Form 10-K as filed with the Commission on March 9, 2015, and in other filings with the Commission.

In addition to the risks identified under the heading “Risk Factors” in the filings referenced above, many important factors affect our ability to achieve our plans and objectives and to successfully develop and commercialize our product candidates.  Among other things, the projected commencement and completion of our clinical trials and the filing of a BLA with the FDA may be affected by difficulties or delays. In addition, our results may be affected by our ability to manage our financial resources, difficulties or delays in developing manufacturing processes for our product candidates, preclinical and toxicology testing and regulatory developments. Delays in clinical programs, whether caused by competitive developments, adverse events, patient enrollment rates, regulatory issues or other factors, could adversely affect our financial position and prospects. Prior clinical trial program designs and results are not necessarily indicative of future clinical trial designs or results. If our product candidates do not meet safety or efficacy endpoints in clinical evaluations, they will not receive regulatory approval and we will not be able to market them. The FDA may not accept our data, our results or permit us to proceed. We may not be able to enter into any strategic partnership agreements. Operating expense and cash flow projections involve a high degree of uncertainty, including variances in future spending rates due to changes in corporate priorities, the timing and outcomes of clinical trials, competitive developments and the impact on expenditures and available capital from licensing and strategic collaboration opportunities. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more of our drug development or discovery research programs. We may not ever have any products that generate significant revenue.

Therefore, current and prospective security holders are cautioned that there can be no assurance that the forward-looking statements included in this document will prove to be accurate.

Overview

We are a late-stage biopharmaceutical company that develops, manufactures, and intends to commercialize specialty plasma-based biologics for the treatment and prevention of certain infectious diseases. Our targeted patient populations include immune-compromised individuals who suffer from an underlying immune deficiency disorder or who may be immune-suppressed for medical reasons. Our product candidates are intended to be used by physician specialists focused on caring for immune-compromised patients with infectious diseases. RI-002, our lead product candidate, for which we have completed enrollment in our pivotal Phase III clinical trial, is intended for the treatment of primary immune deficiency disease, or PIDD. RI-002 is an injectable immune globulin (human), or IGIV, derived from human plasma, which contains immune globulins extracted from source plasma in a manufacturing process called fractionation and is enriched with high levels of naturally occurring polyclonal antibodies (e.g., streptococcus pneumonia, H. influenza type B, Cytomegalovirus or CMV, measles, tetanus, etc.) as well as high levels of antibodies targeted to respiratory syncytial virus, or RSV. RSV is a common virus that ordinarily leads to mild, cold-like symptoms in healthy adults and children. In high-risk groups, such as the immune-compromised, RSV can lead to a more serious infection and may even cause death. Our proprietary microneutralization assay allows us to effectively identify and isolate donor plasma with high-titer RSV antibodies, to standardize RI-002’s potency and thereby potentially garner a premium price.

On December 3, 2014, we announced that RI-002 demonstrated positive Phase III results and successfully achieved its primary endpoint and that the treatment with RI-002 resulted in no serious bacterial infections, or SBI’s, observed in study subjects during the trial. On February 22, 2015, at the 2015 American Academy of Allergy, Asthma & Immunology Annual Meeting, scientific investigators reported on the secondary outcomes that included: a total of 93 days, or 1.66 days per patient per year lost from work or school due to infection; one hospitalization due to an infection of only five days duration in the entire study and IgG trough levels above those required by the FDA for IVIG products. Additionally, there was a marked increase in all of the measured specific anti-pathogen antibodies in PK subjects (n=31). The mean of maximum fold increases in specific antibody levels after infusion of RI-002 ranged from 1.9 fold (S. pneumonia type 19A) to 5.3 fold (RSV), which were statistically significant fold increases from the pathogen's specific measured baselines. The safety profile of RI-002 is comparable to that of other immunoglobulins. These secondary outcome results follow the prior announcement that the trial achieved its primary endpoint with zero reported acute SBIs in the course of the trial. We expect to file a BLA, with the FDA, during the first half of 2015. The FDA could approve our BLA within approximately one year of filing, and potential first commercial sales could occur as early as the first half of 2016. As part of our commercialization efforts, we plan to hire a small, specialty sales force to market RI-002 to hospitals, physician offices/clinics, and other specialty treatment organizations. We anticipate staffing our company with additional personnel for patient support, medical affairs, quality assurance, regulatory affairs, scientific affairs, reimbursement, inventory and logistics, human resources, and financial and operational management. We may also use a network of national distributors to fulfill orders for RI-002.

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

We conducted a randomized, double-blind, placebo-controlled Phase II clinical trial to evaluate RI-001, RI-002’s predecessor product candidate, in immune-compromised, RSV-infected patients. This trial was conducted with 21 patients in the United States, Canada, Australia, and New Zealand. The Phase II dose-ranging trial demonstrated a statistically significant improvement in the change from baseline RSV titers to Day 18 in the high dose and low dose treatment groups when compared with placebo (p=0.0043 and p=0.0268, respectively). The mean fold increase for high dose was 9.24 (95% CI 4.07, 21.02) and the observed mean fold increase for low dose was 4.85 (95% CI 2.22, 10.59). The mean fold change for placebo treated patients was 1.42 (95% CI 0.64, 3.17). In addition, more patients in the high dose (85.7%) and low dose (42.9%) groups experienced greater than a 4-fold increase from baseline to Day 18 in RSV titer levels compared to placebo (0%). There were no serious drug-related adverse events reported during the trial.

From April 2009 through February 2011, RI-001 was also administered to 15 compassionate use patients where physicians requested access to the product for treating their patients with documented lower respiratory tract RSV infections. Serum samples were obtained from 13 patients. Samples showed that patients had a 4-fold or greater rise in RSV antibody titers from baseline. Serum samples were not obtained from two patients that received Palivizumab. The drug was well-tolerated in these 15 patients and there were no reports of serious adverse events attributable to RI-001.

Data from our Phase II trial, compassionate use experience and testing of RI-002 in the cotton rat RSV animal model has been presented at various conferences during 2013 and 2014.

We also operate an FDA-licensed, German Health Authority, or GHA and Korean Ministry of Food and Safety, or MFDS certified source plasma collection facility, at ADMA BioCenters located in Norcross, Georgia, which provides us with a portion of our blood plasma for the manufacture of RI-002. In June 2013, ADMA BioCenters, Norcross, Georgia received a two-year certification from the GHA. GHA certification allows plasma collected at ADMA BioCenters, Norcross, Georgia to be imported into the European Union, or EU and to be purchased and processed by European Plasma Fractionators. In September 2014, ADMA BioCenters, Norcross, Georgia received MFDS approval to sell source plasma into South Korea. During the third quarter of 2014, we completed the expansion of our Norcross, Georgia
ADMA BioCenters facility by securing additional rented space to grow our donor and collection screening areas to meet an increase in market demand for source plasma. In January 2014, we also entered into another lease for a second plasma collection center in Marietta, Georgia, and we completed construction of this new facility during the fourth quarter of 2014. In November 2014, we announced the opening of our second plasma collection center in Marietta, Georgia, which is pending regulatory licensure and certification. A typical plasma collection center, such as ADMA BioCenters, can collect 30,000 to 50,000 liters of source plasma annually, which may be sold for different prices depending upon the type of plasma, quantity of purchase, and market conditions at the time of sale. Plasma collected from ADMA BioCenters, Norcross, Georgia that is not used for making RI-002 is sold to customers in the United States and where we are approved globally under supply agreements or in the open "spot" market.

Financial Operations Overview

Revenues

Revenue for the three months ended March 31, 2015 of $1,503,106 is comprised of $1,484,217 from the sale of normal source human plasma collected at our plasma collection center and $18,889 of license revenues attributed to the out-licensing of RI-002 to Biotest AG to market and sell in Europe and selected countries in North Africa and the Middle East.  In exchange, Biotest Pharmaceuticals Corporation, or Biotest, a subsidiary of Biotest AG, has provided us with certain services in accordance with the related license agreement and is obligated to pay us certain amounts in the future if certain milestones are achieved.  Depending upon the agreement with the customer, revenue is recognized at the time of transfer of title and risk of loss or revenue is recognized at the time of delivery if we retain the risk of loss during shipment.

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

Research and Development Expense

Research and development, or R&D expense, consists of clinical research organization and clinical trial costs related to our clinical trial, consulting expenses relating to regulatory affairs, quality control and manufacturing, assay development and ongoing testing costs, drug product manufacturing including the cost of plasma, plasma storage and transportation costs, as well as wages and benefits for employees including stock-based compensation directly related to the research and development of RI-002.  All R&D is expensed as incurred.

The process of conducting pre-clinical studies and clinical trials necessary to obtain FDA approval is costly and time consuming.  The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, the quality of the product candidate’s early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability.  As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates.  Development timelines, probability of success and development costs vary widely.  R&D expense for the three months ended March 31, 2015 decreased significantly compared to the three months ended March 31, 2014, due to the completion of our Phase III clinical study of RI-002 during the fourth quarter ended December 31, 2014.   We expect that our R&D expense will continue to be lower throughout 2015 as compared to 2014 as a result of the completion of our Phase III clinical study of RI-002 during the fourth quarter ended December 31, 2014.

General and Administrative Expense

General and administrative, or G&A expense, consists of wages, stock-based compensation and benefits for senior management and staff unrelated to R&D, legal fees, accounting and auditing fees, commercialization and marketing activities, information technology, rent, maintenance and utilities, insurance,  travel and other expenses related to the general operations of the business.  G&A expense was $1,345,997 for the three months ended March 31, 2015, and $1,134,589 for the three months ended March 31, 2014.  The increased expense for the three months ended March 31, 2015 is attributable to increased commercialization planning activities, market research costs and increased stock-based compensation.  We expect that our G&A expenses will continue to increase throughout 2015 as a result of commercial planning, market research costs and the hiring of additional staff as part of the commercial development of RI-002.

Interest Income and Interest Expense

Interest income consists of interest earned on our cash, cash equivalents and short-term investments.  Interest expense consists of interest incurred on our notes payable, as well as the amortization and write-off of deferred financing costs and debt discounts.

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Summary table

The following table presents a summary of the changes in our results of operations for the three months ended March 31, 2015 compared to the three months ended March 31, 2014:

			Percentage
	Quarter Ended March 31,		Increase/
	2015	2014	(Decrease)
Revenues	$1,503,106	$1,560,559	-4%
Cost of product revenue	$909,629	$977,030	-7%
Gross profit	$593,477	$583,529	2%
Research and development expenses	$1,401,723	$4,330,457	-68%
Plasma center operating expenses	$1,048,094	$802,469	31%
General and administrative expenses	$1,345,997	$1,134,589	19%
Total operating expenses	$4,705,443	$7,244,545	-35%
Other expense, net	$(403,198)	$(219,886)	83%
Net loss	$(3,605,535)	$(5,903,872)	-39%
Net loss in plasma collection segment	$(473,506)	$(239,559)	98%
Net loss attributable to research and
development	$(1,401,723)	$(4,330,457)	-68%

Revenues

We recorded total revenues of $1,503,106 for the three months ended March 31, 2015 and $1,560,559 for the three months ended March 31, 2014.  Product revenue was $1,484,217 for the three months ended March 31, 2015 from the sale of blood plasma collected in our FDA-licensed, GHA and MFDS-certified Georgia based blood plasma collection center, compared to product revenue of $1,541,670 for the three months ended March 31, 2014.  Product revenue for the quarter ended March 31, 2015 was primarily attributed to sales made pursuant to our plasma supply agreement with Biotest signed in June 2012, under which Biotest purchases normal source plasma from our Georgia facility to be used in their manufacturing.  For each of the three months ended March 31, 2015 and 2014, license revenue was $18,889, which relates to services provided by Biotest in accordance with our license agreement.  We have not generated any revenue from our therapeutics, research and development business.

Cost of Product Revenue

Cost of product revenue was $909,629 for the three months ended March 31, 2015, and $977,030 for the three months ended March 31, 2014.  The decrease in the cost of product revenues for the three months ended March 31, 2015 and 2014 was related to the decrease in product revenue.

Research and Development Expenses

R&D expenses were $1,401,723 for the three months ended March 31, 2015, a decrease of $2,928,734 from $4,330,457 for the three months ended March 31, 2014.  The decrease in R&D expenses during the three months ended March 31, 2015, compared to the three months ended March 31, 2014, was primarily attributable to the completion of our Phase III clinical study of RI-002 during the fourth quarter of 2014 and the completion of our manufacturing of our clinical drug product during the first quarter of 2014.

Plasma Center Operating Expenses

Plasma center operating expenses were $1,048,094 for the three months ended March 31, 2015, an increase of $245,625 from $802,469 for the three months ended March 31, 2014.  Plasma center operating expenses consist of G&A overhead, including rent, maintenance, utilities, wages and benefits for center staff, plasma collection supplies, plasma transportation and storage (off-site), advertising and promotion expenses, and computer software fees related to donor collections.  During the fourth quarter 2014, we opened our second plasma collection center, which primarily resulted in an increase in plasma center operating expenses.  We are collecting plasma from each of our collection centers located in Georgia, which resulted in increased donor collections during the three months ended March 31, 2015.  Once our second facility is FDA approved, we expect to sell the plasma that was collected from this facility during 2014 and 2015.  We expect that as plasma collection increases, our plasma center operating expenses will also increase accordingly.

General and Administrative Expenses

G&A expenses were $1,345,997 for the three months ended March 31, 2015, an increase of $211,408 from $1,134,589 for the three months ended March 31, 2014.  The increase in G&A expense for the three months ended March 31, 2015 is attributable to increased commercialization planning activities, market research costs and increased stock-based compensation.

Total Operating Expenses

Total operating expenses were $4,705,443 for the three months ended March 31, 2015, a decrease of $2,539,102 from $7,244,545 for the three months ended March 31, 2014 for the reasons stated above.

Other Income (Expense); Interest Expense

Other expense, net was $403,198 for the three months ended March 31, 2015, compared to $219,886 for the three months ended March 31, 2014.  The increase in interest expense was attributed to increased debt, amortization of debt discount and deferred financing fees related to the Hercules notes outstanding as of March 31, 2015.  The increase was offset by recording $67,860 as the change in fair value of the warrants issued to Hercules in connection with the Hercules notes.

Net Loss

Net loss was $3,605,535 for the three months ended March 31, 2015, a decrease of $2,298,337 from $5,903,872 for the three months ended March 31, 2014 for the reasons stated above.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $4,220,775 for the three months ended March 31, 2015.  The net loss for this period was less than net cash used in operating activities by $615,240, which was primarily attributable to increases in prepaid expenses of $469,771 for vendor payments related to insurance premiums, inventories of $232,171, a decrease in accrued expenses of $514,564 related to payments made to our vendors and service providers, offset by stock-based compensation of $387,069 and depreciation and amortization of $117,122.

Net cash used in operating activities was $5,040,330 for the three months ended March 31, 2014.  The net loss for this period was higher than net cash used in operating activities by $863,542, which was primarily attributable to increases in accounts receivable of $484,423, related to sales of our normal source plasma, prepaid expenses of $298,868 mostly related to our Phase III vendor payments for manufacturing and clinical research organization services, accrued expenses of $526,381 related to payments made to our vendors and service providers, and a decrease in inventories of $684,566 related to the sales of our normal source plasma and use in our clinical trial, offset by stock-based compensation of $234,200 and depreciation and amortization of $48,299.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $6,873,725 for the three months ended March 31, 2015, which was related to the increase in short-term investments of $6,859,539 and purchases of equipment of $14,186.

Net cash provided by investing activities was $620,195 for the three months ended March 31, 2014, which was related to the decrease in short-term investments of $732,143 offset by purchases of equipment and primarily for expansion of our ADMA BioCenters facility of $111,948.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled $10,459,660 for the three months ended March 31, 2015, which primarily consisted of $10,463,005 of net proceeds received from the issuance of common stock and payments on our leasehold improvement loan for our ADMA BioCenters facility.

Net cash provided by financing activities totaled $4,788,617 for the three months ended March 31, 2014, which primarily consisted of $4,850,000 of net proceeds received from Hercules offset by debt issue costs of $58,326 and payments on our leasehold improvement loan for our ADMA BioCenters facility.

Liquidity and Capital Resources

Overview

We have had limited revenue from operations and we have incurred cumulative losses of $73.1 million since inception.  We have funded our operations to date primarily from equity investments, loans from a venture debt lender and loans from our primary stockholders.  We received net cash proceeds of approximately $10.2 million from the sales of our common stock in March 2015, $26.6 million in October 2013 from our Initial Public Offering, or IPO, a total of $15.0 million from a venture debt lender in various financings since 2012; and $15.3 million in the 2012 financing.

Based upon our projected revenue and expenditures for 2015, we currently believe that our cash, cash equivalents and short-term investments as of March 31, 2015, are anticipated to be sufficient to fund our operations into the first half of 2016.   We estimate that such funds will be sufficient to enable us to achieve marketing approval for RI-002 in the United States at the earliest in the second half of 2015, if at all, and, therefore, we will not be able to generate revenues from the commercialization of RI-002 until the first half of 2016, if at all. Furthermore, if our assumptions underlying our estimated revenues and expenses prove to be incorrect, we may have to raise additional capital sooner than anticipated.  Because of numerous risks and uncertainties associated with the research, development and future commercialization of our product candidate, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our anticipated clinical trials and development activities.  Our current estimates may be subject to change as circumstances regarding our business requirements evolve. We may decide to raise capital through public or private equity offerings, debt financings, or obtain a bank credit facility, or corporate collaboration and licensing arrangements.  We do not have any existing commitments for future external funding.  The sale of additional equity or debt securities, if convertible, could result in dilution to our current stockholders.  The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations or other future financing alternatives.

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

As of March 31, 2015, we had working capital of $27.2 million, consisting primarily of $16.6 million of cash and cash equivalents, $11.5 million of short-term investments and $1.9 million of inventories, prepaid expenses of $0.6 million and accounts receivable of $0.4 million, offset primarily by $1.8 million of accounts payable and $1.9 million of accrued expenses.

Future Financing Needs

The net proceeds of $10.2 million from our March 2015 underwritten offering of our common stock, the net proceeds of $26.6 million from our 2013 IPO and the $15 million borrowed under the Hercules Loan Agreement are being used and have been used to conduct clinical trials, manufacture drug product, collect and procure plasma, test plasma donors for RSV titers, file our BLA, prepare for commercialization and marketing activities, and the remainder for payment of existing accounts payable, general and administrative expenses as well as other business activities and general corporate purposes.  We anticipate that, based upon our projected revenue and expenditures for 2015, our current cash and cash equivalents and short-term investments will be sufficient to fund our operations into the first half of 2016.  If our assumptions underlying our estimated expenses and revenues prove to be incorrect, we may have to raise additional capital sooner than anticipated.

Our long-term liquidity will be dependent on our ability to raise additional capital, to fund our research and development and commercial programs and meet our obligations on a timely basis.  If we are unable to successfully raise sufficient additional capital we will likely not have sufficient cash flow and liquidity to fund our business operations, forcing us to delay, discontinue or prevent product development and clinical trial activities or the approval of any of our potential products or curtail our activities and, ultimately, potentially cease operations.  Even if we are able to raise additional capital, such financings may only be available on unattractive terms, or could result in significant dilution of stockholders’ interests and, in such event, the value and potential future market price of our common stock may decline.  In addition, the incurrence of indebtedness would result in increased fixed obligations and could result in covenants that would restrict our operations or other financing alternatives.  Thereafter, our ability to continue as a going concern will be dependent on our ability to achieve profitability or raise additional capital, to fund our research and development and commercial programs and meet our obligations on a timely basis.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, Interest—Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the impact of this update on its consolidated financial statements.

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

We account for stock options granted to non-employees on a fair value basis using the Black-Scholes option pricing method.  The noncash charge to operations for non-employee options with vesting are revalued at the end of each reporting period based upon the change in the fair value of the options and amortized to consulting expense over the related contract service period.

For purposes of valuing options and warrants granted to our employees, non-employees and directors and officers through the three months ended March 31, 2015, we used the Black-Scholes option pricing model.  We granted options to purchase an aggregate of 230,000 shares of common stock during the three months ended March 31, 2015. To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of the grant with a term consistent with the expected term of our awards.  The expected term of the options granted is in accordance with Staff Accounting Bulletins 107 and 110, which is based on the average between vesting terms and contractual terms.  The expected dividend yield reflects our current and expected future policy for dividends on our common stock.  The expected stock price volatility for our stock options was calculated by examining the pro rata historical volatilities for similar publicly traded industry peers and the trading history for our common stock.  We will continue to analyze the expected stock price volatility and expected term assumptions.  We have not experienced any material forfeitures of stock options and, as such, have not established a forfeiture rate since the stock options currently outstanding are primarily held by our senior management and directors.  We will continue to evaluate the effects of such future potential forfeitures, as they may arise, to evaluate our estimated forfeiture rate.

Research and Development Costs

Our expenses include all R&D costs as incurred including the disposition of plasma and equipment for which there is no alternative future use. Such expenses include costs associated with planning and conducting clinical trials.

Our agreement with Biotest includes the in-license of certain rights to incomplete, in-process technology, the terms of which we expect to finalize during 2015. As such, we expect to account for the value of this license as a charge to operations once the terms of the in-license agreement are finalized.

Revenue Recognition

Depending on the agreement with the customer, revenue from the sale of human plasma collected by ADMA BioCenters is recognized at the time of transfer of title and risk of loss to the customer, which usually occurs at the time of shipment. Revenue is recognized at the time of delivery if we retain the risk of loss during shipment. Our revenues are substantially attributed to one customer.  Revenue from license fees and research and development services rendered are recognized as revenue when we have completed the performance obligations under the terms of the license agreement with Biotest.  Deferred revenue of $1.7 million was recorded in the second quarter of 2013 as a result of certain research and development services to be provided in accordance with a license agreement and recognized over the term of the license.

Accounting for Hercules Loan and Security Agreement

On December 21, 2012, we entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules.  Under the Loan Agreement, we borrowed $5.0 million, consisting of $4.0 million on the closing date and an additional $1.0 million upon enrolling our first patient in our pivotal (Phase III) clinical study of our lead product candidate RI-002.

On February 24, 2014, we entered into the First Amendment to the Loan Agreement, or Loan Amendment, under which we have borrowed $15.0 million in the aggregate as of March 31, 2015, consisting of $10.0 million on the closing date ($5.0 million of which was used to refinance existing debt with Hercules) and an additional $5.0 million we accessed in December 2014 when we successfully announced the clinical endpoints of its Phase III clinical study of RI-002 as a treatment for PIDD in a manner that supports a Biologics License Application (“BLA”) filing in accordance with the Loan Amendment. The loan bears interest at a rate per annum equal to the greater of (i) 8.75% and (ii) the sum of (a) 8.75% plus (b) the Prime Rate (as reported in The Wall Street Journal) minus (c) 5.75%. Payment-in-kind interest accrues on the outstanding principal balance of the loan compounded monthly at 1.95% per annum.  Such accrued and unpaid interest is added to the principal balance of the loan on the first day of each month beginning on the month after the closing.  We are obligated to begin to repay the principal over 18 months beginning October 1, 2015, unless accelerated as a result of certain events of default.  A backend fee equal to $132,500 is due the earliest of April 1, 2016, which is related to the original Loan Agreement, the prepayment date and the date that the secured obligations become due and payable.  In addition, a first amendment commitment fee and a facility fee in the amount of $15,000 and $135,000, respectively, were paid at closing.   In the event we elect to prepay the loan, the we are obligated to pay a prepayment charge corresponding to a percentage of the principal amount of the loan, with such percentage being: 2.5% if prepayment occurs in the first year, 1.5% if prepayment occurs in the second year and 0.5% if prepayment occurs after the second year but prior to the final day of the term.  The loan matures no later than January 1, 2018.  The loan is secured by our assets, except for our intellectual property (which is subject to a negative pledge). Interest is due and payable on the 1st of every month and at the termination date, unless accelerated as a result of an event of default. The Loan Agreement contains customary representations, warranties and covenants, including limitations on incurring indebtedness, engaging in mergers or acquisitions and making investments, distributions or transfers.  The representations, warranties and covenants contained in the Loan Agreement were made only for purposes of such agreement and as of a specific date or specific dates, were solely for the benefit of the parties to such agreement, and may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures exchanged between the parties in connection with the execution of the Loan Agreement. Events of default under the agreement include, but are not limited to: (i) insolvency, liquidation, bankruptcy or similar events; (ii) failure to pay any debts due under the Loan Agreement or other loan documents on a timely basis; (iii) failure to observe any covenant or secured obligation under the Loan Agreement or other loan documents, which failure, in most cases, is not cured within 10 days of written notice by lender; (iv) occurrence of any default under any other agreement between us and the lender, which is not cured within 10 days; (v) occurrence of an event that could reasonably be expected to have a material adverse effect;  (vi) material misrepresentations; (vii) occurrence of any default under any other agreement involving indebtedness in excess of $50,000 or the occurrence of a default under any agreement that could reasonably be expected to have a material adverse effect; and (viii) certain money judgments are entered against us or a certain portion of our assets are attached or seized. Remedies for events of default include acceleration of amounts owing under the Loan Agreement and taking immediate possession of, and selling, any collateral securing the loan.

In connection with the original Loan Agreement, we issued to Hercules a warrant to purchase 31,750 shares of our common stock with an exercise price of $7.56, and under the amended Loan Agreement, we issued to Hercules a warrant to purchase an additional 58,000 shares of our common stock, comprised of a warrant to purchase 23,200 shares of common stock issued in February 2014 and a warrant to purchase 34,800 shares of common stock issued in December 2014, each warrant issued under the amended Loan Agreement having an exercise price of $7.50.  The warrants expire after 10 years and have piggyback registration rights with respect to the shares of common stock underlying the warrant.  In addition, we have also granted Hercules the option to invest (until the loan maturity date) up to $1.0 million in future equity financings at the same terms as the other investors.  The Loan Agreement contains certain provisions that require the warrants issued to Hercules to be accounted for as a liability and to be “mark-to-market” each reporting period.  Changes in the valuation of this liability at the end of each reporting period will be included in its reported operating results, and may create volatility in its reported operating results. The fair value of the initial Loan Agreement warrant was calculated using a lattice-based option model in order to account for features in the warrant that could cause the exercise price to reset (“down round protection”) as a result of the next issuance of our common stock (the next round of equity financing). We recorded the fair value of the warrant to purchase 31,750 shares of common stock of $229,345 as warrant liability and as a debt discount to the carrying value of the loan.  The key assumptions used to value the warrants included the expected date of the next round of equity financing, volatility of 59% on our common stock based upon similar public companies’ volatilities for comparison, an expected dividend yield of 0.0%, a risk-free interest rate of 2.54% and a term of 10 years.  As of October 22, 2013, the closing date of the IPO, we recorded $186,055 as the fair value of this warrant, as additional paid-in capital.   As a result of the decrease in warrant liability, we recorded a $43,290 change in the fair value of warrant liability.  This warrant liability was adjusted from inception of the initial Loan Agreement to October 22, 2013, to fair value each reporting period using a lattice-based option model and the debt discount will be amortized to interest expense over the term of the loan using the effective interest method. Upon the completion of the IPO of common stock in October 2013, the down round warrant protection feature resulting in the warrant liability’s quarterly “mark-to-market” valuation terminated and, therefore, this liability was reclassified to additional paid-in capital during the fourth quarter of 2013. The fair value of the amended Loan Agreement warrant was calculated using a lattice-based option model in order to account for features in the warrant that could cause the exercise price to reset (“down round protection”) as a result of the next issuance of our common stock (the next round of equity financing). We initially recorded the fair value of the warrant of $219,588 as warrant liability and as a debt discount to the carrying value of the loan.  The key assumptions used to value the warrants included the expected date of the next round of equity financing, volatility of 59% for our common stock based upon similar public companies’ volatilities for comparison, an expected dividend yield of 0.0%, a risk-free interest rate of 2.53% and a term of 10 years.  As of December 31, 2014, we recorded $476,760 as the fair value of the warrant for the purchase of 58,000 shares of common stock. As a result of the increase in warrant liability, we recorded an expense of $74,356 from the change in the fair value of warrant liability.  As of February 24, 2015, we recorded $408,900 as the fair value of the warrant for the purchase of 58,000 shares of common stock. As a result of the decrease in warrant liability, we recorded a change in the fair value of stock warrants of $67,860 from the December 31, 2014 balance.  The key assumptions used to value the warrants included the expected date of the next round of equity financing, volatility of 58% based upon on a pro rata percentage of our common stock and similar public companies’ volatilities, an expected dividend yield of 0.0%, a risk-free rate of 1.99% and a term of 10 years.  This warrant liability was adjusted from the date of the Loan Agreement on February 24, 2014, to fair value each reporting period using a lattice-based option model and the debt discount will be amortized to interest expense over the term of the loan. The down round warrant protection feature resulting in the warrant liability’s quarterly “mark-to-market” valuation has terminated as of February 24, 2015, which was the end of the one-year period following the amended Loan Closing on February 24, 2014 and as a result the warrant liability of $408,900 was reclassified to additional paid-in capital.

Off-Balance Sheet Arrangements

The Company has entered into leases for its ADMA BioCenters’ facilities in Norcross, Georgia and Marietta, Georgia.  The Norcross, Georgia lease expires on September 30, 2023, and the Marietta, Georgia lease expires on January 31, 2024.  There is a total minimum rent due under these leases of $3.2 million through the end of the lease terms.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We designed our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

As of the end of the three months ended March 31, 2015, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures.  Based on such evaluation of our disclosure controls and procedures, management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were effective as of March 31, 2015.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit Number	Description
10.1+	Amendment No. 2, dated March 25, 2015, to the Plasma Supply Agreement, dated June 22, 2012, between ADMA Biologics, Inc. and Biotest Pharmaceuticals Corporation
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from ADMA Biologics, Inc. Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014,  (iii) Condensed Consolidated Statements of Changes in Stockholders'  Equity for the three months ended March 31, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.*

_____________

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

ADMA Biologics, Inc.

Date: May 12, 2015	By:	/s/ Adam S. Grossman
		Name:	Adam S. Grossman
		Title:	President and Chief Executive Officer

Date: May 12, 2015	By:	/s/ Brian Lenz
		Name:	Brian Lenz
		Title:	Chief Financial Officer

EXHIBIT INDEX
Exhibit Number	Description
10.1+	Amendment No. 2, dated March 25, 2015, to the Plasma Supply Agreement, dated June 22, 2012, between ADMA Biologics, Inc. and Biotest Pharmaceuticals Corporation
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from ADMA Biologics, Inc. Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014,  (iii) Condensed Consolidated Statements of Changes in Stockholders'  Equity for the three months ended March 31, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.*

_____________

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