Form 10-Q
period 2015-06-30
ADMA BIOLOGICS, INC.
filed 2015-08-11
CIK 1368514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of the issuer’s common stock as of August 10, 2015 was 10,705,573.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

i

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$7,821,841	$17,199,030
Short-Term Investments	15,930,353	4,652,675
Accounts Receivable	522,499	383,961
Inventories	2,452,896	1,708,763
Prepaid Expenses	399,327	143,586
Total Current Assets	27,126,916	24,088,015
Property and Equipment at Cost, Net	2,627,693	2,840,698
Other Assets:
Deferred Financing Costs	18,000	67,640
Deposits	27,163	27,163
Total Other Assets	45,163	94,803

TOTAL ASSETS	$29,799,772	$27,023,516

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,647,556	$1,779,197
Accrued Expenses	1,462,561	2,223,639
Accrued Interest	-	105,664
Current Portion of Deferred Revenue	75,556	75,556
Current Portion of Leasehold Improvement Loan	14,368	13,841
Total Current Liabilities	3,200,041	4,197,897
Notes Payable, Net of Debt Discount	13,993,127	14,568,285
Warrant Liability	-	476,760
End of Term Liability, Notes Payable	1,432,000	132,500
Deferred Revenue	1,467,037	1,504,815
Deferred Rent Liability	143,956	83,214
Leasehold Improvement Loan	44,103	51,395
TOTAL LIABILITIES	20,280,264	21,014,866

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock $0.0001 par value 75,000,000 shares
authorized, and 10,705,573 and 9,291,823 shares issued
and outstanding as of June 30, 2015 and December 31,
2014, respectively	1,071	929
Additional Paid-In Capital	87,253,027	75,457,458
Accumulated Deficit	(77,734,590)	(69,449,737)
TOTAL STOCKHOLDERS' EQUITY	9,519,508	6,008,650
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,799,772	$27,023,516

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

REVENUES:
Product revenue	$1,291,044	$1,481,430	$2,775,261	$3,023,100
License revenue	18,889	18,889	37,778	37,778
Total Revenues	1,309,933	1,500,319	2,813,039	3,060,878

OPERATING EXPENSES:
Cost of product revenue	786,315	940,815	1,695,944	1,917,845
Research and development	1,505,909	1,783,909	2,907,633	6,114,366
Plasma centers	1,096,878	820,849	2,144,972	1,623,318
General and administrative	1,437,436	1,542,066	2,783,432	2,676,655

TOTAL OPERATING EXPENSES	4,826,538	5,087,639	9,531,981	12,332,184

LOSS FROM OPERATIONS	(3,516,605)	(3,587,320)	(6,718,942)	(9,271,306)

OTHER INCOME(EXPENSE):
Interest income	9,795	3,625	14,776	5,404
Interest expense	(453,411)	(342,750)	(929,450)	(569,635)
Change in fair value of stock warrants	-	(34,800)	67,860	(29,580)
Loss on extinguishment of debt	(719,097)	-	(719,097)	-
TOTAL OTHER EXPENSE	(1,162,713)	(373,925)	(1,565,911)	(593,811)

NET LOSS	$(4,679,318)	$(3,961,245)	$(8,284,853)	$(9,865,117)

NET LOSS PER COMMON SHARE,
Basic and Diluted	$(0.44)	$(0.43)	$(0.81)	$(1.06)

WEIGHTED AVERAGESHARES
OUTSTANDING, Basic andDiluted	10,705,573	9,291,823	10,283,239	9,291,823

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY
(Unaudited)

For the Six Months Ended June 30, 2015

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance - January 1, 2015	9,291,823	$929	$75,457,458	$(69,449,737)	$6,008,650

Stock-based compensation	-	-	773,730	-	773,730
Issuance of common stock, net	1,408,750	141	10,245,240	-	10,245,381
Restricted stock	5,000	1	(1)	-	-
Elimination of warrant liability	-	-	408,900	-	408,900
Warrants issued in connection with note payable	-	-	367,700	-	367,700
Net loss	-	-	-	(8,284,853)	(8,284,853)

Balance - June 30, 2015	10,705,573	$1,071	$87,253,027	$(77,734,590)	$9,519,508

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,284,853)	$(9,865,117)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	234,699	96,863
Stock-based compensation	773,730	594,334
Warrant liability	(67,860)	29,580
Amortization of debt discount	94,862	60,889
Amortization of deferred financing costs	39,717	61,070
Payment-in-kind interest	124,536	68,973
Amortization of license revenue	(37,778)	(37,778)
Loss on extinguishment of debt	719,097	-
Changes in operating assets and liabilities:
Accounts receivable	(138,538)	(803,513)
Inventories	(744,133)	556,457
Prepaid expenses	(255,741)	(96,155)
Other assets	-	(14,586)
Accounts payable	(305,506)	(369,767)
Accrued expenses	(774,452)	356,532
Accrued interest	(105,664)	36,704
Deferred rent liability	60,742	(11,095)
Net cash used in operating activities	(8,667,142)	(9,336,609)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(11,277,678)	(3,378,394)
Purchase of property and equipment	(21,694)	(370,491)
Net cash used in investing activities	(11,299,372)	(3,748,885)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Oxford Note Payable	16,000,000	-
Proceeds from issuance of common stock, net	10,393,383	-
Proceeds from Hercules Note Payable, net of fees	-	4,850,000
Repayment of Hercules Note Payable	(15,300,781)	-
Prepayment penalty of early extinguishment of Hercules Note Payable	(229,512)	-
Debt issuance costs of Oxford Note Payable	(134,500)	(30,140)
Payment of Hercules end of term fee	(132,500)	-
Equity issuance costs	-	(8,627)
Payments of leasehold improvement loan	(6,765)	(6,185)
Net cash provided by financing activities	10,589,325	4,805,048

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,377,189)	(8,280,446)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	17,199,030	26,149,477
CASH AND CASH EQUIVALENTS - END OF PERIOD	$7,821,841	$17,869,031

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$790,252	$336,543
Supplemental Disclosure of Noncash Financing Activities:
Elimination of warrant liability	$408,900	$-
Reclassification of equity issuance costs	$12,000	$-
Accrued equity issuance costs	$154,003	$45,917
Non-cash deferred financing fees	$88,878	$-
End of term liability for Oxford Note Payable	$1,432,000	$-
Warrants issued in connection with note payable	$367,700	$219,588

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND 2014

1.	ORGANIZATION AND BUSINESS

ADMA Biologics, Inc. (“ADMA” or the “Company”) is a late stage biopharmaceutical company that develops, manufactures, and intends to commercialize specialty plasma-based biologics for the treatment and prevention of certain infectious diseases. The Company’s targeted patient populations include immune-compromised individuals who suffer from an underlying immune deficiency disease or who may be immune-suppressed for medical reasons. ADMA also operates its wholly-owned subsidiary, ADMA BioCenters Georgia, Inc., (“ADMA BioCenters”), a source plasma collection business with facilities in Norcross, Georgia and Marietta, Georgia.  Its Norcross, Georgia center is licensed by the U.S. Food and Drug Administration (“FDA”), certified by the German Health Authority (“GHA”) and the Korean Ministry of Food and Drug Safety (“MFDS”), which provides ADMA with a portion of its blood plasma for the manufacture of RI-002, ADMA’s lead product candidate, which is intended for the treatment of Primary Immune Deficiency Disease, (“PIDD”). The Company’s Marietta, Georgia center is pending Biologics License Application (“BLA”) license approval with the FDA.

The Company has experienced net losses and negative cash flows from operations since inception in 2004 and expects these conditions to continue for the foreseeable future.  The Company has needed to raise capital from the sales of its equity securities and debt financings to sustain operations.

In June 2015, ADMA entered into a Loan and Security Agreement (the “LSA”) with Oxford Finance LLC (“Oxford”), as collateral agent and lender, pursuant to which ADMA drew down an initial term loan in the aggregate principal amount of $16.0 million, of which $15.7 million was used to repay an existing loan balance of $15.0 million, along with $0.4 million of interest and $0.3 million of prepayment premium and other fees, under its prior loan and security agreement, dated December 21, 2012, with Hercules Technology Growth Capital, Inc. (“Hercules”, and such loan agreement, the “Prior Loan Agreement”), as amended on February 24, 2014, (the “Prior Loan Amendment”).  ADMA may elect to draw down an additional term loan under the LSA in the aggregate principal amount of $5.0 million if it receives approval of its BLA for RI-002 from the FDA on or before January 31, 2017.  Also, at ADMA’s discretion, if it receives BLA approval for RI-002 from the FDA within the initial 18-month interest only period, it may elect to extend its interest only period for an additional six months.  In March 2015, ADMA completed an underwritten public offering of its common stock, raising gross proceeds of $11.3 million.  Also, in October 2013, ADMA completed an Initial Public Offering (“IPO”) of its common stock, raising gross proceeds of $29.1 million.  Based upon the Company’s projected revenue and expenditures for 2015, management currently believes that its cash, cash equivalents and short-term investments as of June 30, 2015 are sufficient to fund ADMA’s operations into the first half of 2016. Because the Company does not anticipate receiving FDA approval for RI-002 earlier than the second half of 2016, if at all, the Company would not expect to generate revenue from the commercialization of RI-002 earlier than the second half of 2016, if at all.  Furthermore, if the Company’s assumptions underlying its estimated expenses and revenues are incorrect, it may have to raise additional capital sooner than anticipated.  Due to numerous risks and uncertainties associated with the research and development and potential future commercialization of its product candidate, the Company is unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with its development activities.  The Company’s current estimates may be subject to change as circumstances regarding its business requirements evolve. The Company may decide to raise capital through public or private equity offerings, debt financings, obtain a bank credit facility, or corporate collaboration and licensing arrangements.  The Company does not have any existing commitments for future external funding.  The sale of additional equity or debt securities, if convertible, could result in dilution to the Company’s stockholders.  The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict the Company’s operations or other financing alternatives.  Additional equity or debt financing, grants, or corporate collaboration and potential licensing arrangements may not be available on acceptable terms, if at all.  If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate the Company’s research and development programs, reduce the Company’s planned clinical trials and delay or abandon potential commercialization efforts of the Company’s lead product candidate. As of June 30, 2015, the Company had working capital of $23.9 million, consisting primarily of $7.8 million of cash and cash equivalents, $15.9 million of short-term investments, $2.5 million of inventories, $0.5 million of accounts receivable and $0.4 million of prepaid expenses, offset primarily by $1.6 million of accounts payable and $1.5 million of accrued expenses.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND 2014

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

The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) which in the opinion of management are necessary to present fairly the consolidated financial position of the Company as of June 30, 2015 and its results of operations for the three and six months ended June 30, 2015 and 2014 and cash flows for the six months ended June 30, 2015 and 2014.  The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim periods or for the full year.  These interim financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report for the year ended December 31, 2014 on Form 10-K, filed with the U.S. Securities and Exchange Commission, (the “Commission”) on March 9, 2015.

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

Inventories

Plasma inventories (both plasma intended for resale and plasma intended for internal use in the Company's research and development and future anticipated commercialization activities) are carried at the lower of cost or market value determined on the first-in, first-out method.  Research and development plasma used in clinical trials was processed to a finished product and subsequently expensed to research and development.  Inventory at June 30, 2015 and December 31, 2014 consists of high titer plasma and normal source plasma.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND 2014
Debt

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2015-03, Interest—Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset.  Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Company has early adopted ASU 2015-03 in its second quarter 2015 condensed consolidated financial statements and recast the prior period balances to conform to the current period presentation.

Revenue recognition

Depending on the agreement with the customer, revenue from the sale of human plasma collected at the Company’s FDA licensed plasma collection center is recognized at the time of transfer of title and risk of loss to the customer, which occurs at the time of shipment.  Revenue is recognized at the time of delivery if the Company retains the risk of loss during shipment.  The Company’s revenues are substantially attributable to one customer.  Revenue from license fees and research and development services rendered are recognized as revenue when the performance obligations under the terms of the license agreement have been completed.  Deferred revenue of $1.7 million was recorded in 2013 as a result of certain research and development services provided in accordance with a license agreement and is recognized over the term of the license.  Deferred revenue is amortized into income for a period of approximately 20 years, the term of the license agreement.

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

Diluted net loss per share is calculated by dividing net loss attributable to common stockholders as adjusted for the effect of dilutive securities, if any, by the weighted average number of common stock and dilutive common stock outstanding during the period.  Potential common stock includes the shares of common stock issuable upon the exercise of outstanding stock options and warrants (using the treasury stock method).  Potential common stock in the diluted net loss per share computation is excluded to the extent that it would be anti-dilutive.  No potentially dilutive securities are included in the computation of any diluted per share amounts as the Company reported a net loss for all periods presented.  The aggregate number of potentially dilutive securities upon the exercise of outstanding warrants and stock options was 1.5 million and 1.2 million as of June 30, 2015 and 2014, respectively.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND 2014

Stock-based compensation

The Company follows recognized accounting guidance which requires all stock-based payments, including grants of stock options, to be recognized in the statement of operations as compensation expense, based on their fair values on the grant date. The estimated fair value of stock options granted under the Company’s 2007 Employee Stock Option Plan (the “Plan”) and the 2014 Omnibus Incentive Compensation Plan (the “2014 Plan”) is recognized as compensation expense over the option-vesting period.

During the three months ended June 30, 2015, the Company granted 1,000 stock options to an employee and during the six months ended June 30, 2015, the Company granted 231,000 stock options to its directors and employees.  On June 19, 2014, at the Annual Meeting of stockholders, the stockholders approved the 2014 Plan, which was approved by the Board of Directors of ADMA (the “Board”) on February 21, 2014.  Incentive stock options to purchase an aggregate of 167,932 shares of the Company's common stock under the 2014 Plan were granted to three executive officers and non-qualified stock options to purchase 9,000 shares of the Company's common stock were granted to each of the Company’s six non-employee directors.

3.	DEBT

Loan and Security Agreement

On June 19, 2015, the Company entered into the LSA with Oxford for up to $21.0 million and refinanced its existing loan with Hercules.  The first tranche of $16.0 million from the Oxford loan was primarily used to repay its existing facility with Hercules and the remaining $5.0 million is available at ADMA’s option upon RI-002’s BLA being approved from the FDA on or before January 31, 2017.  The LSA bears interest at a rate per annum equal to the greater of (i) 7.80% and (ii) the sum of (a) the three (3) month U.S. LIBOR rate (as reported in The Wall Street Journal) on the date occurring on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 7.54% on the outstanding principal balance.  The Company is obligated to begin to repay the principal over 36 months beginning February 1, 2017, unless accelerated as a result of certain events of default.  At the Company’s option, if it receives BLA approval for RI-002 within the initial 18-month interest only period, the interest only period may be extended for an additional six months.  A final payment equal to 8.95% of the funded loan amount is due at the earlier of loan maturity or prepayment.  In the event of the six-month interest only extension, the final payment will be 9.95% of the funded loan, which shall also be due at the earlier of loan maturity or prepayment. In addition, a facility fee of $105,000 was paid at closing.  In the event the Company elects to prepay the loan, the Company is obligated to pay a prepayment charge corresponding to a percentage of the principal amount of the loan, with such percentage being: 3.0% if prepayment occurs through the second anniversary of funding, 1.0% if prepayment occurs after the second anniversary of the funding date and prior to maturity date of the principal amount of the term loans prepaid.  The loan matures no later than January 1, 2020.  The loan is secured by the Company’s assets, except for its intellectual property (which is subject to a negative pledge). The LSA contains customary representations, warranties and covenants, including limitations on incurring indebtedness, engaging in mergers or acquisitions and making investments, distributions or transfers.  The representations, warranties and covenants contained in the LSA were made only for purposes of such agreement and as of a specific date or specific dates, were solely for the benefit of the parties to such agreement, and may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures exchanged between the parties in connection with the execution of the LSA. Events of default under the agreement include, but are not limited to: (i) insolvency, liquidation, bankruptcy or similar events; (ii) failure to pay any debts due under the LSA or other loan documents on a timely basis; (iii) failure to observe any covenant or secured obligation under the LSA or other loan documents, which failure, in most cases, is not cured within 10 days of written notice by lender; (iv) occurrence of any default under any other agreement between the Company and the lender, which is not cured within 10 days; (v) occurrence of an event that could reasonably be expected to have a material adverse effect;  (vi) material misrepresentations; (vii) occurrence of any default under any other agreement involving indebtedness or the occurrence of a default under any agreement that could reasonably be expected to have a material adverse effect; and (viii) certain money judgments are entered against the Company or a certain portion of its assets are attached or seized. Remedies for events of default include acceleration of amounts owing under the LSA and taking immediate possession of, and selling, any collateral securing the loan.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND 2014

In connection with the LSA, the Company issued to Oxford a 7 year warrant, expiring on June 19, 2022, to purchase 74,309 shares of common stock at an exercise price of $8.51 per share. The Company recorded $367,700 as the fair value of the warrant to additional paid-in capital and as a debt discount to the carrying value of the loan.  The key assumptions used to value the warrants included: volatility of 57% on the Company’s common stock based upon a pro rata percentage of the Company’s common stock’s volatility and similar public companies’ volatilities for comparison, an expected dividend yield of 0.0%, a risk-free interest rate of 1.99% and a term of 7 years.  As a result of prepaying the Hercules loan prior to maturity, the Company incurred a loss on extinguishment of debt of $0.7 million comprised of unamortized debt issuance costs, unamortized debt discount related to the warrants issued to Hercules, along with a prepayment penalty.

A summary of the Oxford loan balance as of June 30, 2015 is as follows:

Gross proceeds	$16,000,000
Less: debt discount, net
End of term fee	(1,421,232)
Warrants	(364,318)
Financing fees	(221,323)
Note payable	$13,993,127

In connection with the Prior Loan Agreement, the Company issued to Hercules a warrant to purchase 31,750 shares of common stock with an exercise price of $7.56, and in connection with the Prior Loan Amendment, the Company issued to Hercules a warrant to purchase an additional 58,000 shares of its common stock, comprised of a warrant to purchase 23,200 shares of common stock issued in February 2014 and a warrant to purchase 34,800 shares of common stock issued in December 2014, each warrant issued under the amended Loan Agreement having an exercise price of $7.50.  The warrants expire after 10 years and have piggyback registration rights with respect to the shares of common stock underlying the warrant.  The fair value of the Prior Loan Amendment warrant was calculated using a lattice-based option model in order to account for features in the warrant that could cause the exercise price to reset (“down round protection”) as a result of the next issuance of the Company’s common stock (the next round of equity financing). The Company initially recorded the fair value of the warrant of $219,588 as warrant liability and as a debt discount to the carrying value of the loan.  The key assumptions used to value the warrants included the expected date of the next round of equity financing, volatility of 59% for the Company’s common stock based upon similar public companies’ volatilities for comparison, an expected dividend yield of 0.0%, a risk-free interest rate of 2.53% and a term of 10 years.  As of December 31, 2014, the Company recorded $476,760 as the fair value of the warrant for the purchase of 58,000 shares of common stock. As a result of the increase in warrant liability, the Company recorded an expense of $74,356 from the change in the fair value of warrant liability.  During the first quarter ended March 31, 2015, the Company recorded $408,900 as the fair value of the warrant for the purchase of 58,000 shares of common stock. As a result of the decrease in warrant liability, the Company recorded a change in the fair value of stock warrants of $67,860 from the December 31, 2014 balance.  The key assumptions used to value the warrants included the expected date of the next round of equity financing, volatility of 58% based upon a pro rata percentage of the Company’s common stock and similar public companies’ volatilities, an expected dividend yield of 0.0%, a risk-free rate of 1.99% and a term of 10 years.  This warrant liability was adjusted from the date of the Prior Loan Agreement on February 24, 2014, to fair value each reporting period using a lattice-based option model and the debt discount will be amortized to interest expense over the term of the loan. The down round warrant protection feature resulting in the warrant liability’s quarterly “mark-to-market” valuation has terminated as of February 24, 2015, which was the end of the one-year period following the amended loan closing on February 24, 2014 and as a result the warrant liability of $408,900 was reclassified to additional paid-in capital.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND 2014

A summary of the recast Hercules loan balance as of December 31, 2014 is as follows:

Gross proceeds	$15,000,000
Plus: payment in kind interest	176,245
15,176,245

Less: debt discount, net
Warrants	(403,979)
Financing fees	(161,951)
End of term fee	(42,030)
Note payable	$14,568,285

4.	STOCKHOLDERS’ EQUITY

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND 2014

	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014

Expected term	5.8 - 6.3 years	5.8 - 6.3 years
Volatility	56-57%	63%
Dividend yield	0.0	0.0
Risk-free interest rate	1.49-1.90%	2.19%

Guidance for stock-based compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company has not experienced any material forfeitures of stock options and, as such, has not established a forfeiture rate since the stock options currently outstanding are primarily held by its senior management and directors.  The Company will continue to evaluate the effects of such future potential forfeitures, as they may arise, to evaluate its estimated forfeiture rate.

The weighted average remaining contractual life of stock options outstanding and expected to vest at June 30, 2015 is 7.3 years.  The weighted average remaining contractual life of stock options exercisable at June 30, 2015 is 6.5 years.

A summary of the Company’s option activity under the Plan and related information is as follows:

	Six Months Ended
	June 30, 2015
		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at beginning of period	1,048,927	$7.24
Forfeited	(9,710)	$9.16
Granted	231,000	$10.46
Outstanding at end of period and expected to vest	1,270,217	$7.82
Options exercisable	787,766	$7.11

Stock-based compensation expense for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Research and development	$165,737	$69,381	$329,805	$124,910
Plasma centers	12,323	8,822	23,356	17,548
General and administrative	208,601	281,931	420,569	451,876

Total stock-based compensation expense	$386,661	$360,134	$773,730	$594,334

As of June 30, 2015, the total compensation expense related to unvested options not yet recognized totaled $2,678,130. The weighted average vesting period over which the total compensation expense will be recorded related to unvested options not yet recognized at June 30, 2015 was approximately 2.9 years.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND 2014

5.	RELATED PARTY TRANSACTIONS

The Company leases an office building and equipment from an entity owned by related parties on a month-to-month basis.  Rent expense amounted to $24,112 and $48,224 for each of the three and six months ended June 30, 2015 and 2014, respectively.

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND 2014

Summarized financial information concerning reportable segments is shown in the following table:

	Plasma
Three Months Ended	Collection	Research and
June 30, 2015	Center	Development	Corporate	Consolidated

Revenues	$1,291,044	$-	$18,889	$1,309,933
Cost of product revenue	786,315	-	-	786,315
Gross profit	504,729	-	18,889	523,618
Loss from operations	(592,149)	(1,505,909)	(1,418,547)	(3,516,605)
Other expense	-	-	(1,162,713)	(1,162,713)
Net loss	(592,149)	(1,505,909)	(2,581,260)	(4,679,318)
Property and equipment,
net	2,492,873	-	134,820	2,627,693
Depreciation and
amortization expense	105,100	-	12,477	117,577

	Plasma
Three Months Ended	Collection	Research and
June 30, 2014	Center	Development	Corporate	Consolidated

Revenues	$1,481,430	$-	$18,889	$1,500,319
Cost of product revenue	940,815	-	-	940,815
Gross profit	540,615	-	18,889	559,504
Loss from operations	(280,234)	(1,783,909)	(1,523,177)	(3,587,320)
Other income (expense)	1,992	-	(375,917)	(373,925)
Net loss	(278,242)	(1,783,909)	(1,899,094)	(3,961,245)
Property and equipment,
net	875,538	1,111	162,278	1,038,927
Depreciation and
amortization expense	36,174	810	11,580	48,564

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND 2014

	Plasma
Six Months Ended June	Collection	Research and
30, 2015	Center	Development	Corporate	Consolidated

Revenues	$2,775,261	$-	$37,778	$2,813,039
Cost of product revenue	1,695,944	-	-	1,695,944
Gross profit	1,079,317	-	37,778	1,117,095
Loss from operations	(1,065,655)	(2,907,633)	(2,745,654)	(6,718,942)
Other expense	-	-	(1,565,911)	(1,565,911)
Net loss	(1,065,655)	(2,907,633)	(4,311,565)	(8,284,853)
Property and equipment,
net	2,492,873	-	134,820	2,627,693
Depreciation and
amortization expense	210,017	-	24,682	234,699

	Plasma
Six Months Ended June	Collection	Research and
30, 2014	Center	Development	Corporate	Consolidated

Revenues	$3,023,100	$-	$37,778	$3,060,878
Cost of product revenue	1,917,845	-	-	1,917,845
Gross profit	1,105,255	-	37,778	1,143,033
Loss from operations	(518,063)	(6,114,366)	(2,638,877)	(9,271,306)
Other income (expense)	262	-	(594,073)	(593,811)
Net loss	(517,801)	(6,114,366)	(3,232,950)	(9,865,117)
Property and equipment,
net	875,538	1,111	162,278	1,038,927
Depreciation and
amortization expense	72,157	1,619	23,087	96,863

The “Corporate” column includes general and administrative overhead expenses.  Property and equipment, net, included in the “Corporate” column above includes assets related to corporate and support functions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements as of, and for, the three and six months ended June 30, 2015 and 2014 and our Annual Report for the year ended December 31, 2014 on Form 10-K, filed with the U.S. Securities and Exchange Commission, or the Commission, on March 9, 2015.

Forward-Looking Statements

This quarterly report for the quarterly period ended June 30, 2015 on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.   Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance or achievements, and may contain the words “estimate,” “project,” “intend,” “forecast,” “anticipate,” “plan,” “planning,” “expect,” “believe,” “will,” “will likely,” “should,” “could,” “would,” “may” or, in each case, their negative, or words or expressions of similar meaning.  These forward-looking statements include, but are not limited to, statements concerning our plans and timing to develop, market and commercialize RI-002 and the success of such efforts, the expected timing of and our ability to obtain and maintain regulatory approvals for our product candidates, the acceptance of our Biologics License Application, or BLA with the U. S. Food and Drug Administration, or FDA, the timeframe within which we may receive approval from the FDA, if at all, of our BLA for RI-002, our ability to generate revenue, if any, from the potential commercialization of RI-002, if approved by the FDA,  the timing, progress and results of the clinical development, our plans to increase our supplies of plasma, regulatory processes, potential clinical trial initiations, potential investigational new product applications, our intellectual property position, biologics license applications, our manufacturing capability and strategy, our plans relating to manufacturing, supply and other collaborative agreements, our estimates regarding expenses, capital requirements and needs for additional financing, and commercialization efforts relating to our product candidates and the runway and limitation of our available cash and our ability to identify alternative sources of cash.  The forward-looking statements contained in this report represent our estimates and assumptions only as of the date of this report and we undertake no duty or obligation to update or revise publicly any forward-looking statements contained in this report as a result of new information, future events or changes in our expectations, except as required by applicable law or rules.  Forward-looking statements are subject to many risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in our Annual Report for the year ended December 31, 2014 on Form 10-K as filed with the U.S. Securities and Exchange Commission, or the Commission on March 9, 2015, and in other filings with the Commission.

In addition to the risks identified under the heading “Risk Factors” in the filings referenced above, many important factors affect our ability to achieve our plans and objectives and to successfully develop and commercialize our product candidates.  In addition, our results may be affected by our ability to manage our financial resources, difficulties or delays in developing manufacturing processes for our product candidates, preclinical and toxicology testing and regulatory developments. Delays in clinical programs, whether caused by competitive developments, adverse events, patient enrollment rates, regulatory issues or other factors, could adversely affect our financial position and prospects. Prior clinical trial program designs and results are not necessarily indicative of future clinical trial designs or results. If our product candidates do not meet safety or efficacy endpoints in clinical evaluations, they will not receive regulatory approval and we will not be able to market them. The FDA may not accept our BLA, our data, our results or permit us to proceed.  We may not be able to enter into any strategic partnership agreements. Operating expenses and cash flow projections involve a high degree of uncertainty, including variances in future spending rates due to changes in corporate priorities, the timing and outcomes of clinical trials, competitive developments and the impact on expenditures and available capital from licensing and strategic collaboration opportunities. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more of our drug development or discovery research programs and delay or abandon potential commercialization efforts. We may not ever have any products that generate significant revenue.

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

On July 31, 2015, we submitted our BLA application to the FDA for RI-002.  The FDA has a 60-day review period to determine whether our BLA submission for RI-002 is complete and acceptable for filing.  RI-002 demonstrated positive results in a Phase III study in patients with Primary Immune Deficiency Disease, or PIDD, meeting its primary endpoint, of no Serious Bacterial Infections, or SBI reported. These results, included in the submission, more than meet the requirement specified by the FDA guidance of ≤ 1 SBI per patient-year.  RI-002 is intended for the treatment of PIDD. RI-002 is an Injectable Immune Globulin (human), or IGIV, derived from human plasma, which contains immune globulins extracted from source plasma in a manufacturing process called fractionation and is enriched with high levels of naturally occurring polyclonal antibodies (e.g., streptococcus pneumonia, H. influenza type B, Cytomegalovirus or CMV, measles, tetanus, etc.) as well as high levels of antibodies targeted to Respiratory Syncytial Virus, or RSV. RSV is a common virus that ordinarily leads to mild, cold-like symptoms in healthy adults and children. In high-risk groups, such as the immune-compromised, RSV can lead to a more serious infection and may even cause death. During the second quarter of 2015, we received a notice of allowance from the United States Patent Office, or USPTO, for our RI-002 patent filed under U.S. patent application 14/592,721 entitled ‘Compositions and Methods for the Treatment of Immunodeficiency.’ Our proprietary microneutralization assay allows us to effectively identify and isolate donor plasma with high-titer RSV antibodies, to standardize RI-002’s potency and thereby potentially garner a premium price.

The FDA could approve our BLA within approximately one year of submission, and potential first commercial sales could occur as early as the second half of 2016. As part of our commercialization efforts, we plan to hire a small, specialty sales force to market RI-002 to hospitals, physician offices/clinics, and other specialty treatment organizations. We anticipate staffing additional personnel for patient support, medical affairs, quality assurance, regulatory affairs, scientific affairs, reimbursement, inventory and logistics, human resources, and financial and operational management. We may also use a network of national distributors to fulfill orders for RI-002.

On February 22, 2015, at the 2015 American Academy of Allergy, Asthma & Immunology Annual Meeting, scientific investigators reported on the secondary outcomes that included: a total of 93 days, or 1.66 days per patient per year lost from work or school due to infection; one hospitalization due to an infection of only five days duration in the entire study and IgG trough levels above those required by the FDA for IGIV products. Additionally, there was a marked increase in all of the measured specific anti-pathogen antibodies in PK subjects (n=31). The mean of maximum fold increases in specific antibody levels after infusion of RI-002 ranged from 1.9 fold (S. pneumonia type 19A) to 5.3 fold (RSV), which were statistically significant fold increases from the pathogen's specific measured baselines. The safety profile of RI-002 is comparable to that of other immunoglobulins. These secondary outcome results follow the prior announcement that the trial achieved its primary endpoint with zero reported acute SBIs in the course of the trial.

The RI-002 trial was conducted as a single arm study in which patients were treated approximately once per month for a period of 12 months plus 90 days for follow up. Fifty-nine patients were enrolled in 9 treatment centers in the United States. The pivotal Phase III primary endpoint followed published FDA industry guidance, which provides for a reduction in the incidence of serious infections to less than one per year in each subject receiving IGIV. The secondary outcome was safety and included other pharmacokinetic, or PK, data collection points including antibody titers for certain agents, including RSV antibody levels at various time points after infusion.

We previously conducted a randomized, double-blind, placebo-controlled Phase II clinical trial to evaluate RI-001, RI-002’s predecessor product candidate, in immune-compromised, RSV-infected patients. This trial was conducted with 21 patients in the United States, Canada, Australia, and New Zealand. The Phase II dose-ranging trial demonstrated a statistically significant improvement in the change from baseline RSV titers to Day 18 in the high dose and low dose treatment groups when compared with placebo (p=0.0043 and p=0.0268, respectively). The mean fold increase for high dose was 9.24 (95% CI 4.07, 21.02) and the observed mean fold increase for low dose was 4.85 (95% CI 2.22, 10.59). The mean fold change for placebo treated patients was 1.42 (95% CI 0.64, 3.17). In addition, more patients in the high dose (85.7%) and low dose (42.9%) groups experienced greater than a 4-fold increase from baseline to Day 18 in RSV titer levels compared to placebo (0%). There were no serious drug-related adverse events reported during the trial.

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

We also operate, through our wholly-owned subsidiary an FDA-licensed, German Health Authority, or GHA and Korean Ministry of Food and Safety, or MFDS certified source plasma collection facility, at ADMA BioCenters located in Norcross, Georgia, which provides us with a portion of our blood plasma for the manufacture of RI-002. In June 2013, ADMA BioCenters, Norcross, Georgia received a two-year certification from the GHA and in April 2015 ADMA BioCenters received GHA recertification through the end of April 2018. GHA certification allows plasma collected at ADMA BioCenters, Norcross, Georgia to be imported into the European Union, or EU and to be purchased and processed by European Plasma Fractionators. In September 2014, ADMA BioCenters, Norcross, Georgia received MFDS approval to sell source plasma into South Korea. During the third quarter of 2014, we completed the expansion of our Norcross, Georgia ADMA BioCenters facility by securing additional rented space to grow our donor and collection screening areas to meet an increase in market demand for source plasma. In January 2014, we also entered into another lease for a second plasma collection center in Marietta, Georgia, and we completed construction of this new facility during the fourth quarter of 2014. In November 2014, we announced the opening of our second plasma collection center in Marietta, Georgia, which is currently collecting plasma from donors and is pending regulatory licensure and certification.  Upon FDA BLA approval of this second center, we will be able to sell plasma previously collected prior to such approval so as long as it is within FDA specifications.   A typical plasma collection center, such as ADMA BioCenters, can collect 30,000 to 50,000 liters of source plasma annually, which may be sold for different prices depending upon the type of plasma, quantity of purchase, and market conditions at the time of sale. Plasma collected from ADMA BioCenters, Norcross, Georgia that is not used for making RI-002 is sold to customers in the United States and where we are approved globally under supply agreements or in the open “spot” market.

Financial Operations Overview

Revenues

Revenues for the three months ended June 30, 2015 are comprised of product revenues from the sale of normal source human plasma collected from our plasma collection center segment and license revenues attributable to the out-licensing of RI-002 to Biotest AG to market and sell in Europe and selected countries in North Africa and the Middle East.  In exchange, Biotest Pharmaceuticals Corporation, or Biotest, a subsidiary of Biotest AG, has provided us with certain services in accordance with the related license agreement and is obligated to pay us certain amounts in the future if certain milestones are achieved.  Depending upon the agreement with the customer, revenue is recognized at the time of transfer of title and risk of loss or revenue is recognized at the time of delivery if we retain the risk of loss during shipment.

Our revenues are substantially attributable to one customer within our plasma collection center segment.  Revenue from license fees and research and development services rendered are recognized as revenue when we have completed the performance obligations under the terms of the license agreement with Biotest.  Deferred revenue was recorded in the second quarter of 2013 as a result of certain research and development services provided in accordance with a license agreement and is being recognized over the term of the license.

Research and Development Expense

Research and development, or R&D expense, attributable to our R&D segment, consists of clinical research organization and clinical trial costs related to our clinical trial, consulting expenses relating to regulatory affairs, quality control and manufacturing, assay development and ongoing testing costs, drug product manufacturing including the cost of plasma, plasma storage and transportation costs, as well as wages and benefits for employees including stock-based compensation directly related to the research and development of RI-002.  All R&D is expensed as incurred.

The process of conducting pre-clinical studies and clinical trials necessary to obtain FDA approval is costly and time consuming.  The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, the quality of the product candidate’s early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability.  As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates.  Development timelines, probability of success and development costs vary widely.  R&D expense for the three months ended June 30, 2015 decreased compared to the three months ended June 30, 2014, due to the completion of our Phase III clinical study of RI-002 during the fourth quarter ended December 31, 2014. R&D expenses throughout the remainder of 2015 will primarily be comprised of regulatory consulting fees and wages and benefits for employees, including stock-based compensation directly related to R&D of RI-002.  We expect that our R&D expense will continue to be lower throughout 2015 as compared to 2014 as a result of the completion of our Phase III clinical study of RI-002.

General and Administrative Expense

General and administrative, or G&A expense, consists of wages, stock-based compensation and benefits for senior management and staff unrelated to R&D, legal fees, accounting and auditing fees, commercialization and marketing activities, information technology, investor relations fees, rent, maintenance and utilities, insurance, travel and other expenses related to the general operations of the business.  The decreased G&A expense for the three months ended June 30, 2015 is primarily attributable to pre-launch, market research activities during the second quarter of 2014.  We expect that our G&A expenses will continue to increase throughout 2015 as a result of pre-launch, commercial planning, market research costs and the hiring of additional staff as part of the commercial development of RI-002.

Other Income and Expense

Interest income consists of interest earned on our cash, cash equivalents and short-term investments.  Interest expense consists of interest incurred on our notes payable, as well as the amortization and write-off of deferred financing costs and debt discounts. During the three months ended June 30, 2015, we recorded a loss on extinguishment of debt related to the June 2015 refinancing of an existing loan with a new venture debt lender.

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Summary table

The following table presents a summary of the changes in our results of operations for the three months ended June 30, 2015 compared to the three months ended June 30, 2014:

			Percentage
	Three Months Ended June 30,		Increase/
	2015	2014	(Decrease)
Revenues	$1,309,933	$1,500,319	(13)%
Cost of product revenue	$786,315	$940,815	(16)%
Research and development expenses	$1,505,909	$1,783,909	(16)%
Plasma center operating expenses	$1,096,878	$820,849	34%
General and administrative expenses	$1,437,436	$1,542,066	(7)%
Total operating expenses	$4,826,538	$5,087,639	(5)%
Other expense, net	$(1,162,713)	$(373,925)	>100%
Net loss	$(4,679,318)	$(3,961,245)	18%
Loss in plasma collection segment	$(592,149)	$(278,242)	>100%
Loss attributable to research and
development	$(1,505,909)	$(1,783,909)	(16)%

Revenues

We recorded total revenues of $1,309,933 for the three months ended June 30, 2015 and $1,500,319 for the three months ended June 30, 2014. Product revenue was $1,291,044 for the three months ended June 30, 2015, which is attributable to our plasma collection center segment and derived from the sale of blood plasma collected in our FDA-licensed, GHA and MFDS certified Georgia-based blood plasma collection center, compared to product revenue of $1,481,430 for the three months ended June 30, 2014.  Product revenue for the quarter ended June 30, 2015 was primarily attributable to sales made pursuant to our plasma supply agreement with Biotest under which Biotest purchases normal source plasma from our wholly-owned subsidiary, ADMA BioCenters, to be used in their manufacturing.  The decrease in product revenue of $190,386 was primarily attributable to our inventorying additional plasma in preparation for commercialization manufacturing anticipated in 2016.  License revenue was $18,889 for the three months ended June 30, 2015 and 2014, respectively, which relates to services provided by Biotest in accordance with our license agreement.  We have not generated any revenue from our therapeutics research and development business.

Cost of Product Revenue

Cost of product revenue was $786,315 for the three months ended June 30, 2015, and $940,815 for the three months ended June 30, 2014.  The decrease in cost of product revenues of $154,500 for the three months ended June 30, 2015 and 2014 was primarily related to the decrease in product revenues for the three months ended June 30, 2015 and 2014.

Research and Development Expenses

R&D expenses, which are attributable to our R&D segment, were $1,505,909 for the three months ended June 30, 2015, a decrease of $278,000 from $1,783,909 for the three months ended June 30, 2014.  The decrease in R&D expenses during the three months ended June 30, 2015, compared to the three months ended June 30, 2014, was primarily attributable to the Phase III study being completed during the fourth quarter of 2014.

Plasma Center Operating Expenses

Operating expenses for our plasma collection centers segment attributed solely to ADMA BioCenters were $1,096,878 for the three months ended June 30, 2015, an increase of $276,029 from $820,849 for the three months ended June 30, 2014.  These operating expenses consist of G&A overhead, comprised of: rent, maintenance, utilities, wages and benefits for center staff, plasma collection supplies, plasma transportation and storage (off-site), advertising and promotion expenses, and computer software fees related to donor collections.  The increase in expenses was primarily a result of ADMA BioCenters opening its second plasma collection facility during the fourth quarter of 2014, which was attributable to the higher costs in wages, rent, maintenance and plasma collection supplies during the second quarter of 2015 compared to the second quarter of 2014.  Our second plasma collection facility is currently collecting plasma, which is being allocated to inventory and can be sold upon FDA BLA approval of the facility.  We expect that as plasma collection increases, our operating expenses will also increase accordingly.

General and Administrative Expenses

G&A expenses were $1,437,436 for the three months ended June 30, 2015, a decrease of $104,630 from $1,542,066 for the three months ended June 30, 2014.  G&A expenses primarily decreased as a result of pre-launch, market research activities undertaken during the second quarter of 2014. We expect that our G&A expenses will increase throughout the remainder of 2015 as a result of pre-launch, commercial planning, market research costs and the hiring of additional staff as part of the commercial development of RI-002.

Total Operating Expenses

Total operating expenses were $4,826,538 for the three months ended June 30, 2015, a decrease of $261,101 from $5,087,639 for the three months ended June 30, 2014, for the reasons stated above.

Other Income (Expense); Interest Expense

Other expense, net was $1,162,713 for the three months ended June 30, 2015, compared to $373,925 for the three months ended June 30, 2014.  The increase of $788,788 is primarily related to a loss on extinguishment of debt of $719,097, related to the June 2015 refinancing of an existing loan with a new venture debt lender.  The loss on extinguishment includes costs of writing off the previous unamortized debt discount, unamortized deferred financing costs and a prepayment premium.  The increase also includes higher interest expense as we accessed an additional $5,000,000 during the fourth quarter of 2014 upon the milestone achievement of announcing positive Phase III data in accordance with the Prior Loan Agreement with our previous venture debt lender.

Net Loss

Net loss was $4,679,318 for the three months ended June 30, 2015, an increase of $718,073 from $3,961,245 for the three months ended June 30, 2014 for the reasons stated above.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Summary table

The following table presents a summary of the changes in our results of operations for the six months ended June 30, 2015 compared to the six months ended June 30, 2014:

			Percentage
	Six Months Ended June 30,		Increase/
	2015	2014	(Decrease)
Revenues	$2,813,039	$3,060,878	(8)%
Cost of product revenue	$1,695,944	$1,917,845	(12)%
Research and development expenses	$2,907,633	$6,114,366	(52)%
Plasma center operating expenses	$2,144,972	$1,623,318	32%
General and administrative expenses	$2,783,432	$2,676,655	4%
Total operating expenses	$9,531,981	$12,332,184	(23)%
Other expense, net	$(1,565,911)	$(593,811)	>100%
Net loss	$(8,284,853)	$(9,865,117)	(16)%
Loss in plasma collection segment	$(1,065,655)	$(517,801)	>100%
Loss attributable to research and
development	$(2,907,633)	$(6,114,366)	(52)%

Revenues

We recorded total revenues of $2,813,039 for the six months ended June 30, 2015 and $3,060,878 for the six months ended June 30, 2014. Product revenue was $2,775,261 for the six months ended June 30, 2015, which is attributable to our plasma collection center segment and derived from the sale of blood plasma collected in our FDA-licensed, GHA and MFDS-certified Georgia-based blood plasma collection center, compared to product revenue of $3,023,100 for the six months ended June 30, 2014.  Product revenue for the six months ended June 30, 2015 was primarily attributable to sales made pursuant to our plasma supply agreement with Biotest under which Biotest purchases normal source plasma from our wholly-owned subsidiary, ADMA BioCenters, to be used in their manufacturing. The decrease in product revenue of $247,839 was primarily attributable to our inventorying additional plasma in preparation for commercialization manufacturing anticipated in 2016.  License revenue was $37,778 for the six months ended June 30, 2015 and 2014, respectively, which relates to services provided by Biotest in accordance with our license agreement.  We have not generated any revenue from our therapeutics research and development business.

Cost of Product Revenue

Cost of product revenue was $1,695,944 for the six months ended June 30, 2015, and $1,917,845 for the six months ended June 30, 2014.  The decreased cost of product revenues of $221,901 for the six months ended June 30, 2015 and 2014 was directly related to the decrease in product revenues for the six months ended June 30, 2015 and 2014.

Research and Development Expenses

R&D expenses, which are attributable to our R&D segment, were $2,907,633 for the six months ended June 30, 2015, a decrease of $3,206,733 from $6,114,366 for the six months ended June 30, 2014.  R&D expenses decreased during the six months ended June 30, 2015, compared to the six months ended June 30, 2014, primarily attributable the Phase III study being completed during the fourth quarter of 2014 and substantially all drug product supply being manufactured during the six months ended June 30, 2014.

Plasma Center Operating Expenses

Operating expenses for our plasma collection centers segment attributed solely to ADMA BioCenters were $2,144,972 for the six months ended June 30, 2015, an increase of $521,654 from $1,623,318 for the six months ended June 30, 2014.  These operating expenses consist of G&A overhead, comprised of: rent, maintenance, utilities, wages and benefits for center staff, plasma collection supplies, plasma transportation and storage (off-site), advertising and promotion expenses, and computer software fees related to donor collections.  The increase in expenses was primarily a result of ADMA BioCenters opening its second plasma collection facility during the fourth quarter of 2014, which was attributable to higher costs in wages, rent, maintenance and plasma collection supplies for the six months ended 2015, compared to the six months ended 2014.  Our second plasma collection facility is currently collecting plasma, which is being allocated to inventory and can be sold upon FDA BLA approval of the facility.  We expect that as plasma collection increases, our operating expenses will also increase accordingly.

General and Administrative Expenses

G&A expenses were $2,783,432 for the six months ended June 30, 2015, an increase of $106,777 from $2,676,655 for the six months ended June 30, 2014.  G&A expenses primarily increased as a result of fees incurred for consulting services provided to us related to pre-launch, commercial planning, market research and analysis during the six months ended June 30, 2015, compared to the six months ended June 30, 2014. We expect that our G&A expenses will increase throughout the remainder of 2015 as a result of pre-launch, commercial planning, market research costs and the hiring of additional staff as part of the commercial development of RI-002.

Total Operating Expenses

Total operating expenses were $9,531,981 for the six months ended June 30, 2015, a decrease of $2,800,203 from $12,332,184 for the six months ended June 30, 2014, for the reasons stated above.

Other Income (Expense); Interest Expense

Other expense, net was $1,565,911 for the six months ended June 30, 2015, compared to $593,811 for the six months ended June 30, 2014. The increase of $972,100 is primarily related to a loss on extinguishment of debt of $719,097, related to the June 2015 refinancing of an existing loan with a new venture debt lender.  The loss on extinguishment includes costs of writing off the previous unamortized debt discount, unamortized deferred financing costs and a prepayment premium.  The increase also includes higher interest expense as we accessed an additional $5,000,000 during the fourth quarter of 2014 upon the milestone achievement of announcing positive Phase III data in accordance with the Prior Loan Agreement with our previous venture debt lender.

Net Loss

Net loss was $8,284,853 for the six months ended June 30, 2015, a decrease of $1,580,264 from $9,865,117 for the six months ended June 30, 2014 for the reasons stated above.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $8,667,142 for the six months ended June 30, 2015.  The net loss for this period was lower than net cash used in operating activities by $382,289, which was primarily attributable to decreases in accrued expenses of $774,452 related to payments made to vendors and service providers, increased inventories of $744,133 related to allocating additional plasma to inventory in preparation of commercial manufacturing activities anticipated in 2016, offset by stock-based compensation of $773,730 and a loss on extinguishment of debt of $719,097 attributable to the refinancing of previous debt with a new venture debt lender.

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

Net Cash Used in Investing Activities

Net cash used in investing activities was $11,299,372 for the six months ended June 30, 2015, which was related to the increase in short-term investments of $11,277,678 and $21,694 in purchases of computers and equipment.

Net cash used in investing activities was $3,748,885 for the six months ended June 30, 2014, which was related to the increase in short-term investments of $3,378,394 and $370,491 in purchases of equipment, primarily for expansion of our ADMA BioCenters in Norcross, Georgia and construction of ADMA BioCenters in Marietta, Georgia, wholly-owned subsidiaries.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled $10,589,325 for the six months ended June 30, 2015, which primarily consisted of $16,000,000 received from the loan from Oxford during the second quarter of 2015, and $10,393,383 received from the issuance of common stock during the first quarter of 2015, offset by the $15,300,781 related to the repayment of a pre-existing loan with Hercules, prepayment premium to Hercules of $229,512, debt issue costs to Oxford of $134,500 and an end of term fee payment of $132,500 to Hercules in addition to amortization of our leasehold improvement loan for our ADMA BioCenters wholly-owned subsidiary.

Net cash provided by financing activities totaled $4,805,048 for the six months ended June 30, 2014, which primarily consisted of $4,850,000 of net proceeds received from the loan by our previous venture debt lender during the first quarter of 2014, offset by debt issue costs of $30,140, equity issuance costs of $8,627, and amortization on our leasehold improvement loan for our ADMA BioCenters wholly-owned subsidiary.

Liquidity and Capital Resources

Overview

We have had limited revenue from operations and we have incurred cumulative losses of $77.7 million since inception.  We have funded our operations to date primarily from equity investments, loans from venture debt lenders and loans from our primary stockholders.  We received net cash proceeds of approximately $10.2 million from the sales of our common stock in March 2015, $26.6 million in October 2013 from our Initial Public Offering, or IPO, a total of $16.0 million from venture debt lenders in various financings since 2012; and $15.3 million in the 2012 financing.

Based upon our projected revenue and expenditures for 2015, we currently believe that our cash, cash equivalents and short-term investments as of June 30, 2015, are anticipated to be sufficient to fund our operations into the first half of 2016.   Because we do not anticipate receiving FDA approval for RI-002 earlier than the second half of 2016, if at all, we would not expect to generate revenue from the commercialization of RI-002 earlier than the second half of 2016, if at all. Our current estimates may be subject to change as circumstances regarding our business requirements evolve. We may decide to raise capital through public or private equity offerings, debt financings, or obtain a bank credit facility, or corporate collaboration and licensing arrangements.  We do not have any existing commitments for future external funding.  The sale of additional equity or debt securities, if convertible, could result in dilution to our current stockholders.  The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations or other future financing alternatives.

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

As of June 30, 2015, we had working capital of $23.9 million, consisting primarily of $7.8 million of cash and cash equivalents, $15.9 million of short-term investments and $2.5 million of inventories, accounts receivable of $0.5 million and prepaid expenses of $0.4 million, offset primarily by $1.6 million of accounts payable and $1.5 million of accrued expenses.

Future Financing Needs

The net proceeds of $10.2 million from our March 2015 underwritten offering of our common stock, the net proceeds of $26.6 million from our 2013 IPO and the $16.0 million borrowed under the Oxford LSA are being used and have been used to conduct clinical trials, manufacture drug product, collect and procure plasma, test plasma donors for RSV titers, filing of our BLA for RI-002, ongoing pre-launch, commercialization and marketing activities, and the remainder for payment of existing accounts payable, general and administrative expenses as well as other business activities and general corporate purposes.  We anticipate that, based upon our projected revenue and expenditures for 2015, our current cash and cash equivalents and short-term investments will be sufficient to fund our operations into the first half of 2016.  If our assumptions underlying our estimated expenses and revenues prove to be incorrect, we may have to raise additional capital sooner than anticipated.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2015-03, Interest—Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. We have early adopted ASU 2015-03 in the second quarter 2015 consolidated financial statements and recast the prior period balances to conform to the current period presentation.

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, which requires that an entity recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to its customers. In order to achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This update will replace existing revenue recognition guidance under Accounting Principles Generally Accepted in the United States of America, or GAAP when it becomes effective for us beginning January 1, 2018, with early adoption permitted in the first quarter of 2017. The updated standard will permit the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact of this update on our condensed consolidated financial statements.

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

For purposes of valuing options and warrants granted to our employees, non-employees and directors and officers through the three months ended June 30, 2015, we used the Black-Scholes option pricing model.  We granted options to purchase an aggregate of 1,000 and 231,000 shares of common stock during the three and six months ended June 30, 2015. To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of the grant with a term consistent with the expected term of our awards.  The expected term of the options granted is in accordance with Staff Accounting Bulletins 107 and 110, which is based on the average between vesting terms and contractual terms.  The expected dividend yield reflects our current and expected future policy for dividends on our common stock.  The expected stock price volatility for our stock options was calculated by examining the pro rata historical volatilities for similar publicly traded industry peers and the trading history for our common stock.  We will continue to analyze the expected stock price volatility and expected term assumptions.  We have not experienced any material forfeitures of stock options and, as such, have not established a forfeiture rate since the stock options currently outstanding are primarily held by our senior management and directors.  We will continue to evaluate the effects of such future potential forfeitures, as they may arise, to evaluate our estimated forfeiture rate.

Research and Development Costs

Our expenses include all R&D costs as incurred, of which such expenses include costs associated with planning and conducting clinical trials, regulatory consulting and filing fees and the disposition of plasma and equipment for which there is no alternative future use.

Our agreement with Biotest includes the in-license of certain rights to incomplete, in-process technology, the terms of which we expect to finalize during 2015. As such, we expect to account for the value of this license as a charge to operations once the terms of the in-license agreement are finalized.

Revenue Recognition

Depending on the agreement with the customer, revenue from the sale of human plasma collected by ADMA BioCenters is recognized at the time of transfer of title and risk of loss to the customer, which usually occurs at the time of shipment. Revenue is recognized at the time of delivery if we retain the risk of loss during shipment. Our revenues are substantially attributable to one customer.  Revenue from license fees and research and development services rendered are recognized as revenue when we have completed the performance obligations under the terms of the license agreement with Biotest.  Deferred revenue of $1.7 million was recorded in the second quarter of 2013 as a result of certain research and development services provided in accordance with a license agreement and recognized over the term of the license. Deferred revenue is amortized into income for a period of approximately 20 years, the term of the license agreement.

Accounting for Loan and Security Agreement

On June 19, 2015, we entered into the LSA with Oxford for up to $21.0 million and refinanced our existing loan with Hercules.  The first tranche of $16.0 million from the Oxford loan was primarily used to repay our existing facility with Hercules and the remaining $5.0 million is available at our option upon RI-002’s BLA being approved from the FDA on or before January 31, 2017.  The LSA bears interest at a rate per annum equal to the greater of (i) 7.80% and (ii) the sum of (a) the three (3) month U.S. LIBOR rate (as reported in The Wall Street Journal) on the date occurring on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 7.54% on the outstanding principal balance.  We are obligated to begin to repay the principal over 36 months beginning February 1, 2017, unless accelerated as a result of certain events of default.  At our option, if we receive BLA approval for RI-002 within the initial 18-month interest only period, the interest only period may be extended for an additional six months.  A final payment equal to 8.95% of the funded loan amount is due at the earlier of loan maturity or prepayment.  In the event of the six-month interest only extension, the final payment will be 9.95% of the funded loan, which shall also be due at the earlier of loan maturity or prepayment. In addition, a facility fee of $105,000 was paid at closing.  In the event we elect to prepay the loan, we are obligated to pay a prepayment charge corresponding to a percentage of the principal amount of the loan, with such percentage being: 3.0% if prepayment occurs through the second anniversary of funding, 1.0% if prepayment occurs after the second anniversary of the funding date and prior to maturity date of the principal amount of the term loans prepaid.  The loan matures no later than January 1, 2020.  The loan is secured by our assets, except for our intellectual property (which is subject to a negative pledge). The LSA contains customary representations, warranties and covenants, including limitations on incurring indebtedness, engaging in mergers or acquisitions and making investments, distributions or transfers.  The representations, warranties and covenants contained in the LSA were made only for purposes of such agreement and as of a specific date or specific dates, were solely for the benefit of the parties to such agreement, and may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures exchanged between the parties in connection with the execution of the LSA.  Events of default under the agreement include, but are not limited to: (i) insolvency, liquidation, bankruptcy or similar events; (ii) failure to pay any debts due under the LSA or other loan documents on a timely basis; (iii) failure to observe any covenant or secured obligation under the LSA or other loan documents, which failure, in most cases, is not cured within 10 days of written notice by lender; (iv) occurrence of any default under any other agreement between us and the lender, which is not cured within 10 days; (v) occurrence of an event that could reasonably be expected to have a material adverse effect;  (vi) material misrepresentations; (vii) occurrence of any default under any other agreement involving indebtedness or the occurrence of a default under any agreement that could reasonably be expected to have a material adverse effect; and (viii) certain money judgments are entered against us or a certain portion of our assets are attached or seized. Remedies for events of default include acceleration of amounts owing under the LSA and taking immediate possession of, and selling, any collateral securing the loan.

In connection with the LSA, we issued to Oxford a 7 year warrant, expiring on June 19, 2022, to purchase 74,309 shares of common stock at an exercise price of $8.51 per share.  We recorded $367,700 as the fair value of the warrant to additional paid-in capital and as a debt discount to the carrying value of the loan.  The key assumptions used to value the warrants included, volatility of 57% on our common stock based upon a pro rata percentage of our common stock’s volatility and similar public companies’ volatilities for comparison, an expected dividend yield of 0.0%, a risk-free interest rate of 1.99% and a term of 7 years.

As a result of prepaying the Hercules loan prior to maturity, we incurred a loss on extinguishment of debt of $0.7 million comprised of debt issuance costs, debt discount related to the warrants issued to Hercules along with a prepayment penalty.

In connection with the Prior Loan Agreement, we issued to Hercules a warrant to purchase 31,750 shares of common stock with an exercise price of $7.56, and in connection with the Prior Loan Amendment, we issued to Hercules a warrant to purchase an additional 58,000 shares of our common stock, comprised of a warrant to purchase 23,200 shares of common stock issued in February 2014 and a warrant to purchase 34,800 shares of common stock issued in December 2014, each warrant issued under the prior Loan Amendment having an exercise price of $7.50.  The warrants expire after 10 years and have piggyback registration rights with respect to the shares of common stock underlying the warrant.  The fair value of the Prior Loan Amendment warrant was calculated using a lattice-based option model in order to account for features in the warrant that could cause the exercise price to reset (“down round protection”) as a result of the next issuance of our common stock (the next round of equity financing). We initially recorded the fair value of the warrant of $219,588 as warrant liability and as a debt discount to the carrying value of the loan.  The key assumptions used to value the warrants included the expected date of the next round of equity financing, volatility of 59% for our common stock based upon similar public companies’ volatilities for comparison, an expected dividend yield of 0.0%, a risk-free interest rate of 2.53% and a term of 10 years.  As of December 31, 2014, we recorded $476,760 as the fair value of the warrant for the purchase of 58,000 shares of common stock. As a result of the increase in warrant liability, we recorded an expense of $74,356 from the change in the fair value of warrant liability.  During the first quarter ended March 31, 2015, we recorded $408,900 as the fair value of the warrant for the purchase of 58,000 shares of common stock. As a result of the decrease in warrant liability, we recorded a change in the fair value of stock warrants of $67,860 from the December 31, 2014 balance.  The key assumptions used to value the warrants included the expected date of the next round of equity financing, volatility of 58% based upon a pro rata percentage of our common stock and similar public companies’ volatilities, an expected dividend yield of 0.0%, a risk-free rate of 1.99% and a term of 10 years.  This warrant liability was adjusted from the date of the Prior Loan Agreement on February 24, 2014, to fair value each reporting period using a lattice-based option model and the debt discount will be amortized to interest expense over the term of the loan. The down round warrant protection feature resulting in the warrant liability’s quarterly “mark-to-market” valuation has terminated as of February 24, 2015, which was the end of the one-year period following the amended loan closing on February 24, 2014 and as a result the warrant liability of $408,900 was reclassified to additional paid-in capital.

Off-Balance Sheet Arrangements

The Company has entered into leases for its ADMA BioCenters’ facilities in Norcross, Georgia and Marietta, Georgia.  The Norcross, Georgia lease expires on September 30, 2023, and the Marietta, Georgia lease expires on January 31, 2024.  There is a total minimum rent due under these leases of $3.1 million through the end of the lease terms.

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

As of the end of the six months ended June 30, 2015, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures.  Based on such evaluation of our disclosure controls and procedures, management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were effective as of June 30, 2015.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit Number	Description

10.23	Loan and Security Agreement, dated as of June 19, 2015, among Oxford Finance LLC, the Lenders listed therein, and ADMA Biologics Inc.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from ADMA Biologics, Inc. Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014,  (iii) Condensed Consolidated Statements of Changes in Stockholders'  Equity for the six months ended June 30, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADMA Biologics, Inc.

Date: August 11, 2015	By:	/s/ Adam S. Grossman
		Name:	Adam S. Grossman
		Title:	President and Chief Executive Officer

Date: August 11, 2015	By:	/s/ Brian Lenz
		Name:	Brian Lenz
		Title:	Chief Financial Officer

EXHIBIT INDEX
Exhibit Number	Description

10.23	Loan and Security Agreement, dated as of June 19, 2015, among Oxford Finance LLC, the Lenders listed therein, and ADMA Biologics Inc.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from ADMA Biologics, Inc. Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014,  (iii) Condensed Consolidated Statements of Changes in Stockholders'  Equity for the six months ended June 30, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.*