Form 10-Q
period 2016-03-31
ADMA BIOLOGICS, INC.
filed 2016-05-13
CIK 1368514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares outstanding of the issuer’s common stock as of May 13, 2016 was 12,886,741.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

i

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)	(Note 2)
ASSETS
Current Assets:
Cash and Cash Equivalents	$8,925,132	$10,440,959
Short-Term Investments	2,694,978	6,368,177
Accounts Receivable	943,950	924,468
Inventories	4,049,239	3,445,773
Prepaid Expenses	744,910	111,027
Total Current Assets	17,358,209	21,290,404

Property and Equipment at Cost, Net	2,295,994	2,396,950

Other Assets:
Deferred Financing Costs	3,554	-
Deposits	27,163	27,163
Total Other Assets	30,717	27,163

TOTAL ASSETS	$19,684,920	$23,714,517

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
Current Liabilities:
Accounts Payable	$2,468,470	$2,087,855
Accrued Expenses	1,661,922	1,968,384
Current Portion of Deferred Revenue	145,154	145,154
Current Portion of Leasehold Improvement Loan	15,482	15,139
Total Current Liabilities	4,291,028	4,216,532
Notes Payable, Net of Debt Discount	14,380,759	14,247,212
End of Term Liability, Notes Payable	1,432,000	1,432,000
Deferred Revenue	2,797,158	2,832,867
Deferred Rent Liability	121,036	128,676
Leasehold Improvement Loan	32,254	36,256
TOTAL LIABILITIES	23,054,235	22,893,543

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIENCY) EQUITY
Common Stock $0.0001 par value 75,000,000 shares
authorized, and 10,713,087 shares issued
and outstanding	1,072	1,072
Additional Paid-In Capital	88,661,749	88,239,569
Accumulated Deficit	(92,032,136)	(87,419,667)
TOTAL STOCKHOLDERS' (DEFICIENCY) EQUITY	(3,369,315)	820,974
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)
EQUITY	$19,684,920	$23,714,517

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2016	2015

REVENUES:
Product revenue	$2,088,178	$1,484,217
License and other revenue	35,708	18,889
Total Revenues	2,123,886	1,503,106

OPERATING EXPENSES:
Cost of product revenue	1,266,421	909,629
Research and development	2,027,712	1,401,723
Plasma centers	1,280,419	1,048,094
General and administrative	1,707,870	1,345,997

TOTAL OPERATING EXPENSES	6,282,422	4,705,443

LOSS FROM OPERATIONS	(4,158,536)	(3,202,337)

OTHER INCOME (EXPENSE):
Interest income	13,508	4,982
Interest expense	(467,441)	(476,040)
Change in fair value of stock warrants	-	67,860
OTHER EXPENSE, NET	(453,933)	(403,198)

NET LOSS	$(4,612,469)	$(3,605,535)

NET LOSS PER COMMON SHARE,
Basic and Diluted	$(0.43)	$(0.37)

WEIGHTED AVERAGE SHARES
OUTSTANDING, Basic and Diluted	10,710,587	9,855,323

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ (DEFICIENCY) EQUITY
(Unaudited)

For the Three Months Ended March 31, 2016

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance - January 1, 2016	10,713,087	$1,072	$88,239,569	$(87,419,667)	$820,974

Stock-based compensation	-	-	422,180	-	422,180
Net loss	-	-	-	(4,612,469)	(4,612,469)

Balance - March 31, 2016	10,713,087	$1,072	$88,661,749	$(92,032,136)	$(3,369,315)

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,612,469)	$(3,605,535)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	118,393	117,122
Stock-based compensation	422,180	387,069
Warrant liability	-	(67,860)
Amortization of debt discount	133,547	46,271
Amortization of deferred financing costs	-	23,364
Payment-in-kind interest	-	74,104
Amortization of license revenue	(35,709)	(18,889)
Changes in operating assets and liabilities:
Accounts receivable	(19,482)	32,518
Inventories	(603,466)	(232,171)
Prepaid expenses	(633,883)	(469,771)
Accounts payable	377,061	(69,866)
Accrued expenses	(306,462)	(514,564)
Accrued interest	-	9,051
Deferred rent liability	(7,640)	68,382
Net cash used in operating activities	(5,167,930)	(4,220,775)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of short-term investments	3,673,199	(6,859,539)
Purchase of property and equipment	(17,437)	(14,186)
Net cash provided by (used in) investing activities	3,655,762	(6,873,725)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	-	10,463,005
Payments of leasehold improvement loan	(3,659)	(3,345)
Net cash (used in) provided by financing activities	(3,659)	10,459,660

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,515,827)	(634,840)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	10,440,959	17,199,030
CASH AND CASH EQUIVALENTS - END OF PERIOD	$8,925,132	$16,564,190

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$328,223	$324,378
Supplemental Disclosure of Noncash Financing Activities:
Reclassification of equity issuance costs to additional paid-in capital	$-	$11,999
Accrued equity issuance costs	$3,554	$219,622
Elimination of warrant liability	$-	$408,900

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND 2015

1.	ORGANIZATION AND BUSINESS

ADMA Biologics, Inc. (“ADMA” or the “Company”) is a late stage biopharmaceutical company that develops, manufactures, and intends to commercialize specialty plasma-based biologics for the treatment and prevention of certain infectious diseases. The Company’s targeted patient populations include immune-compromised individuals who suffer from an underlying immune deficiency disease or who may be immune-suppressed for medical reasons. ADMA also operates its wholly-owned subsidiary, ADMA BioCenters Georgia, Inc., (“ADMA BioCenters”), a source plasma collection business with U.S. Food and Drug Administration (“FDA”) approved facilities in Norcross, Georgia and Marietta, Georgia.  Each facility holds certifications from  the German Health Authority (“GHA”) and the Korean Ministry of Food and Drug Safety (“MFDS”).  ADMA BioCenters provides ADMA with a portion of its raw material plasma for the manufacture of RI-002, ADMA’s lead product candidate, which is intended for the treatment of Primary Immune Deficiency Disease, (“PIDD”). A Biologics License Application (“BLA”) for RI-002 was submitted to the FDA and accepted for review during the third quarter of 2015.  The Company’s Marietta, Georgia center received FDA approval to sell human source plasma within the U.S. during the third quarter of 2015.

The Company has experienced net losses and negative cash flows from operations since inception in 2004 and expects these conditions to continue for the foreseeable future.  Since inception, the Company has needed to raise capital from the sales of its equity securities and debt financings to sustain operations.

In October 2013, the Company completed an Initial Public Offering (“IPO”) to raise gross proceeds of approximately $29.1 million.  In March 2015, ADMA completed an underwritten public offering of its common stock, raising gross proceeds of approximately $11.3 million. In June 2015, ADMA entered into a Loan and Security Agreement (the “LSA”) with Oxford Finance LLC (“Oxford”), as collateral agent and lender, pursuant to which ADMA accessed an initial term loan in the aggregate principal amount of $16.0 million, of which approximately $15.7 million was used to repay a prior loan balance of approximately $15.0 million to Hercules Technology Growth Capital, Inc. (“Hercules”), along with approximately $0.4 million of interest and approximately $0.3 million of prepayment premium and other fees, under its prior loan and security agreement, dated December 21, 2012, with Hercules (the “Prior Loan Agreement”), as amended on February 24, 2014, (see Note 3).  ADMA may elect to access an additional term loan under the LSA in the aggregate principal amount of $5.0 million if it receives approval of its BLA for RI-002 from the FDA on or before January 31, 2017, which funding would also extend its interest only period for an additional six months pursuant to the May 2016 amendment to the LSA.  In May  2016 the Company amended its LSA with Oxford.  This amendment provided ADMA with an additional $4.0 million term loan, the availability of which was predicated on completing an equity financing of its common stock of at least $10.0 million in gross proceeds no later than May 31, 2016.  In May 2016, the Company completed an underwritten public offering of its common stock, raising gross proceeds of approximately $14.1 million, (see Note 8 for additional details on the equity financing and loan amendment) and subsequently borrowed an additional $4.0 million from Oxford under the amended LSA, which brings the total principal borrowed to $20.0 million.

As of March 31, 2016, the Company had working capital of $13.1 million, consisting primarily of $8.9 million of cash and cash equivalents, $2.7 million of short-term investments, $1.0 million of accounts receivable, $4.0 million of inventories, and $0.7 million of prepaid expenses, offset primarily by $2.4 million of accounts payable, $1.7 million of accrued expenses and $0.1 million of deferred revenue.  Based upon the Company’s projected revenue and expenditures for 2016 and 2017, including the ongoing implementation of the Company’s commercialization and expansion activities, management currently believes that its cash, cash equivalents, short-term investments and accounts receivable as of the date of this report are sufficient to fund ADMA’s operations, as currently conducted, into the second half of 2017.  Because the Company does not anticipate receiving FDA approval for RI-002 earlier than the second half of 2016, if at all, the Company would not expect to generate revenue from the commercialization of RI-002 earlier than such time, if at all.  Furthermore, if the Company’s assumptions are incorrect underlying its estimated expenses, timing of FDA approval for RI-002, or estimated revenues for RI-002, it may have to raise additional capital sooner than anticipated.  The Company has the option to borrow an additional $5.0 million through its current LSA with Oxford, based upon the Company receiving BLA approval by the FDA for RI-002 by January 31, 2017. Other than this additional $5.0 million, the Company does not have any existing commitments for future external funding.  The sale of additional equity or debt securities, if convertible, could result in dilution to the Company’s stockholders.  The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict the Company’s operations or other financing alternatives.  Additional equity or debt financing, grants, or corporate collaboration and potential licensing arrangements may not be available on acceptable terms, if at all.  If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate the Company’s research and development programs, reduce the Company’s planned clinical trials and delay or abandon potential commercialization efforts of the Company’s lead or other product candidates. The Company has reported losses since inception in June 2004 through March 31, 2016 of $92.0 million.  Management  believes that the Company will continue to incur net losses and negative net cash flows from operating activities to fund its research and development, commercial programs and meet its obligations on a timely basis through the foreseeable future. ADMA’s long-term liquidity will be dependent upon on its ability to obtain FDA approval for RI-002, generate sales of RI-002 and potentially raise additional capital, to fund its research and development and commercial programs and meet to its obligations on a timely basis, if at all.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND 2015

There can be no assurance that the Company’s research and development will be successfully completed or that any product will be approved or commercially viable.  The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, dependence on collaborative arrangements and third-party manufacturers, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with FDA and other governmental regulations and approval requirements.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of ADMA and its wholly-owned subsidiaries, ADMA Plasma Biologics, Inc. and ADMA BioCenters. All significant intercompany transactions and balances have been eliminated in consolidation.

The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) which in the opinion of management are necessary to present fairly the condensed consolidated financial position of the Company as of March 31, 2016 and its results of operations for the three months ended March 31, 2016 and 2015 and cash flows for the three months ended March 31, 2016 and 2015.  The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim periods or for the full year.  These interim financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report for the year ended December 31, 2015 on Form 10-K, filed with the U.S. Securities and Exchange Commission, (the “SEC”) on March 23, 2016.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND 2015

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, (“GAAP”), in accordance with the rules and regulations of the SEC for interim reporting.  Pursuant to such rules and regulations, certain information and footnote disclosures normally included in complete annual financial statements have been condensed or omitted.

Inventories

Plasma inventories (both plasma intended for resale and plasma intended for internal use in the Company's research and development and future anticipated commercialization activities) are carried at the lower of cost or market value determined on the first-in, first-out method.  Research and development plasma used in clinical trials was processed to a finished product and subsequently expensed to research and development.  Inventory at March 31, 2016 and December 31, 2015 consists of high titer plasma and normal source plasma.

Debt

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2015-03, Interest—Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset.  Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015.  The Company adopted ASU 2015-03 in its second quarter 2015 condensed consolidated financial statements and recast the prior period balances to conform to the current period presentation.

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

Revenues for the three months ended March 31, 2016 are comprised of product revenues from the sale of normal source human plasma collected from the Company’s plasma collection centers segment and license and other revenues are primarily attributable to the out-licensing of RI-002 to Biotest AG to market and sell in Europe and selected countries in North Africa and the Middle East.  Biotest AG and Biotest Pharmaceuticals Corporation, or Biotest, a subsidiary of Biotest AG, has provided the Company with certain financial payment and services in accordance with the related license agreement and is obligated to pay the Company certain amounts in the future if certain milestones are achieved.  During the third quarter 2015, the Company recorded deferred revenue of $1.5 million for a milestone payment provided to the Company upon its filing of the BLA for RI-002 with the FDA, in accordance with the terms of the license agreement. Deferred revenue of $1.7 million was recorded in 2013 as a result of certain research and development services provided in accordance with the same license agreement. Deferred revenue is recognized over the term of the license.  Deferred revenue is amortized into income for a period of approximately 20 years, the term of the license agreement.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND 2015

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

Diluted net loss per share is calculated by dividing net loss attributable to common stockholders as adjusted for the effect of dilutive securities, if any, by the weighted average number of common stock and dilutive common stock outstanding during the period.  Potential common stock includes the shares of common stock issuable upon the exercise of outstanding stock options and warrants (using the treasury stock method).  Potential common stock in the diluted net loss per share computation is excluded to the extent that it would be anti-dilutive.  No potentially dilutive securities are included in the computation of any diluted per share amounts as the Company reported a net loss for all periods presented.  The aggregate number of potentially dilutive securities upon the exercise of outstanding warrants and stock options was 1.8 million and 1.5 million as of March 31, 2016 and 2015, respectively.

Stock-based compensation

The Company follows recognized accounting guidance which requires all stock-based payments, including grants of stock options, to be recognized in the statement of operations as compensation expense, based on their fair values on the grant date. The estimated fair value of stock options granted under the Company’s 2007 Employee Stock Option Plan (the “2007 Plan”) and the 2014 Omnibus Incentive Compensation Plan (the “2014 Plan”) is recognized as compensation expense over the option-vesting period.

During the three months ended March 31, 2016 and 2015, the Company granted stock options to purchase 85,984 and 230,000 shares of common stock, respectively, to its directors and employees.

3.	DEBT

Loan and Security Agreement

On June 19, 2015, the Company entered into the LSA with Oxford for up to $21.0 million and refinanced its existing loan with Hercules.  The first tranche of $16.0 million from the Oxford loan was primarily used to repay its previous facility with Hercules and the remaining $5.0 million is available at ADMA’s option upon RI-002’s BLA being approved from the FDA on or before January 31, 2017, which funding would also extend its interest only period for an additional six months pursuant to the May 2016 amendment to the LSA.  The LSA bears interest at a rate per annum equal to the greater of (i) 7.80% and (ii) the sum of (a) the three (3) month U.S. LIBOR rate (as reported in The Wall Street Journal) on the date occurring on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 7.54% on the outstanding principal balance.  The Company is obligated to begin to repay the principal over 36 months beginning February 1, 2017, unless accelerated as a result of certain events of default.  A final payment equal to 8.95% of the funded loan amount is due at the earlier of loan maturity or prepayment.  In the event of the six-month interest only extension, the final payment will be 9.95% of the funded loan, which shall also be due at the earlier of loan maturity or prepayment. In addition, a facility fee of $105,000 was paid at closing.  In the event the Company prepays a loan for any reason, the Company is obligated to pay a prepayment charge corresponding to a percentage of the principal amount of the applicable loan prepaid, with such percentage being: 3.0% if prepayment occurs through the first anniversary of its funding, 2.0% if prepayment occurs after the first anniversary through the second anniversary of the applicable funding date, and 1.0% if prepayment occurs after the second anniversary of its funding date and prior to its maturity date.  The loan matures no later than January 1, 2020.  The loan is secured by the Company’s assets, except for its intellectual property (which is subject to a negative pledge). The LSA contains customary representations, warranties and covenants, including limitations on incurring indebtedness, engaging in mergers or acquisitions and making investments, distributions or transfers.  The representations, warranties and covenants contained in the LSA were made only for purposes of such agreement and as of a specific date or specific dates, were solely for the benefit of the parties to such agreement, and may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures exchanged between the parties in connection with the execution of the LSA. Events of default under the agreement include, but are not limited to: (i) insolvency, liquidation, bankruptcy or similar events; (ii) failure to pay any debts due under the LSA or other loan documents on a timely basis; (iii) failure to observe any covenant or secured obligation under the LSA or other loan documents, which failure, in most cases, is not cured within 10 days of written notice by lender; (iv) occurrence of any default under any other agreement between the Company and the lender, which is not cured within 10 days; (v) occurrence of an event that could reasonably be expected to have a material adverse effect;  (vi) material misrepresentations; (vii) occurrence of any default under any other agreement involving indebtedness or the occurrence of a default under any agreement that could reasonably be expected to have a material adverse effect; and (viii) certain money judgments are entered against the Company or a certain portion of its assets are attached or seized. Remedies for events of default include acceleration of amounts owed under the LSA and taking immediate possession of, and selling, any collateral securing the loan.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND 2015

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

In May 2016, the Company amended its LSA with Oxford.  This amendment provided ADMA with an additional $4.0 million term loan, the availability of which was predicated on completing an equity financing of its common stock of at least $10.0 million in gross proceeds no later than May 31, 2016.  In May 2016, the Company completed an underwritten public offering of its common stock, raising gross proceeds of approximately $14.1 million, (see Note 8 for additional details on the equity financing and loan amendment) and subsequently borrowed an additional $4.0 million from Oxford under the amended LSA, which brings the total principal borrowed to $20.0 million.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND 2015

A summary of the Oxford loan balance as of March 31, 2016 is as follows:

Gross proceeds	$16,000,000

Less: debt discount, net
End of term fee	(1,161,544)
Warrants	(282,486)
Financing fees	(175,211)

Note payable	$14,380,759

4.	STOCKHOLDERS’ EQUITY

On March 18, 2015, the Company announced the closing of an underwritten sale of 1,225,000 shares of its common stock, as well as 183,750 additional shares of its common stock pursuant to the full exercise of the over-allotment option granted to the underwriters thereof, for gross proceeds of approximately $11.3 million. Net proceeds from this offering were approximately $10.2 million, net of underwriting discounts and offering expenses of approximately $1.1 million. The shares were sold under a shelf registration statement on Form S-3 (File No. 333-200638) that was declared effective by the SEC on December 23, 2014. In May 2016, the Company completed an underwritten public offering of its common stock, raising gross proceeds of approximately $14.1 million, (see Note 8 for additional details on the equity financing).

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

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Expected term	5.8 - 6.3 years	6.3 years
Volatility	52%	56-57%
Dividend yield	0.0	0.0
Risk-free interest rate	1.75-1.79%	1.49-1.90%

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

The weighted average remaining contractual life of stock options outstanding and expected to vest at March 31, 2016 is 7.1 years.  The weighted average remaining contractual life of stock options exercisable at March 31, 2016 is 6.1 years.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND 2015

A summary of the Company’s option activity under the 2007 Plan and 2014 Plan and related information is as follows:

	Three Months Ended
	March 31, 2016
		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at beginning of period	1,464,203	$8.02

Forfeited	(2,584)	$8.25
Granted	85,984	$5.97

Outstanding at end of period and expected to vest	1,547,603	$7.91

Options exercisable	994,085	$7.40

Stock-based compensation expense for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended
	March 31,
	2016	2015

Research and development	$156,556	$164,068
Plasma centers	13,010	11,033
General and administrative	252,614	211,968
Total stock-based compensation expense	$422,180	$387,069

As of March 31, 2016, the total compensation expense related to unvested options not yet recognized totaled $2,469,668. The weighted average vesting period over which the total compensation expense will be recorded related to unvested options not yet recognized at March 31, 2016 was approximately 2.7 years.

5.	RELATED PARTY TRANSACTIONS

The Company leases an office building and equipment from an entity owned by related parties on a month-to-month basis.  Rent expense amounted to $24,112 for the three months ended March 31, 2016 and 2015, respectively.  The Company also reimburses its landlord for office related expenses, equipment and certain other operational expenses, which have been insignificant to the consolidated financial statements for the three months ended March 31, 2016 and 2015.  The Company maintains deposits and other accounts at a bank which was less than 5%-owned by related parties through January 2016, and where a stockholder and Company director was a member of the bank’s board of directors through January 2016, and is now a member of its Corporate Advisory Council.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND 2015

6.	COMMITMENTS AND CONTINGENCIES

General Legal Matters

The Company is and may become subject to certain legal proceedings and claims arising in connection with the normal course of its business. In the opinion of management, there are currently no claims that would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

7.	SEGMENTS

The Company is engaged in the development and commercialization of human plasma and plasma-derived therapeutics. The Company also operates two FDA-licensed source plasma collection facilities located in Georgia through ADMA BioCenters.  The Company defines its segments as those business units whose operating results are regularly reviewed by the chief operating decision maker (“CODM”) to analyze performance and allocate resources. The Company’s CODM, is its President and Chief Executive Officer.

The plasma collection center segment includes the Company’s operations in Georgia.  The research and development segment includes the Company’s plasma development operations in New Jersey.

Summarized financial information concerning reportable segments is shown in the following tables:

Three Months Ended	Plasma Collection	Research and
March 31, 2016	Centers	Development	Corporate	Consolidated

Revenues	$2,088,178	$-	$35,708	$2,123,886

Cost of product revenue	1,266,421	-	-	1,266,421

Gross profit	821,757	-	35,708	857,465

Loss from operations	(458,662)	(2,027,712)	(1,672,162)	(4,158,536)

Other expense	-	-	(453,933)	(453,933)

Loss before income taxes	(458,662)	(2,027,712)	(2,126,095)	(4,612,469)

Total assets	2,595,429	-	17,089,491	19,684,920

Depreciation and
amortization expense	105,189	-	13,204	118,393

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND 2015

Three Months Ended	Plasma Collection	Research and
March 31, 2015	Center	Development	Corporate	Consolidated

Revenues	$1,484,217	$-	$18,889	$1,503,106

Cost of product revenue	909,629	-	-	909,629

Gross profit	574,588	-	18,889	593,477

Loss from operations	(473,506)	(1,401,723)	(1,327,108)	(3,202,337)

Other expense	-	-	(403,198)	(403,198)

Net loss	(473,506)	(1,401,723)	(1,730,306)	(3,605,535)

Total assets	3,008,050	-	30,919,630	33,927,680

Depreciation and amortization
expense	104,917	-	12,205	117,122

The “Corporate” column includes general and administrative overhead expenses.  Property and equipment, net, included in the “Corporate” column above includes assets related to corporate and support functions.

8.	SUBSEQUENT EVENTS

In May 2016, the Company completed an underwritten public offering of 2,176,154 shares of its common stock, for gross proceeds of approximately $14.1 million.  Net proceeds from this offering were approximately $13.0 million, after payment of underwriting discounts and offering expenses of approximately $1.1 million.  The shares were sold under a shelf registration statement on Form S-3 (File No. 333-200638) that was declared effective by the SEC on December 23, 2014.

Additionally, in May 2016, the Company amended its LSA with Oxford.  This amdendment provided ADMA with an additional term loan of $4.0 million, the availability of which was predicated on the Company completing an equity raise of at least $10.0 million in gross proceeds by May 31, 2016. The Company subsequently borrowed the additional $4.0 million from Oxford under the amended LSA, and in connection therewith, the Company issued warrants to purchase an aggregate of up to 24,800 shares of the Company’s Common Stock at an exercise price equal to $6.37, which will expire seven years after their issuance on May 13, 2023 and incurred a facility fee of $20,000 as part of accessing the additional funding.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements as of, and for, the three months ended March 31, 2016 and 2015 and our Annual Report for the year ended December 31, 2015 on Form 10-K, filed with the U.S. Securities and Exchange Commission, or the SEC, on March 23, 2016.

Forward-Looking Statements

This quarterly report for the quarterly period ended March 31, 2016 on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.   Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance or achievements, and may contain the words “estimate,” “project,” “intend,” “forecast,” “target,” “anticipate,” “plan,” “planning,” “expect,” “believe,” “will,” “will likely,” “is likely,” “should,” “could,” “would,” “may” or, in each case, their negative, or words or expressions of similar meaning.  These forward-looking statements include, but are not limited to, statements concerning our plans and timing to develop, market, launch and build our own commercial infrastructure and commercialize RI-002 and the success of such efforts, the expected timing of and our ability to obtain and maintain regulatory approvals for RI-002 and any other of our product candidates, and the labeling or nature of any such approvals; the timeframe within which we may receive approval from the U.S. Food and Drug Administration, or FDA, if at all, of our Biologics License Application, or BLA for RI-002, our dependence upon one manufacturer for RI-002 and the effect any adverse events on such manufacturer could have on us or our business; our ability to generate revenue, if any, from the potential commercialization of RI-002, if approved by the FDA;  the expected timing, progress and results of the clinical development, trials and regulatory approval; our plans to increase our supplies of plasma; the potential indications for our product candidates; regulatory processes; interpretations of final data; possible characteristics of RI-002; acceptability of RI-002 for any purpose by physicians patients or payers; concurrence by FDA with our conclusions and the satisfaction by us of its guidance;  the potential indications for our product candidates; the likelihood and timing of FDA action with respect to any further filings by us, results of the clinical development, continuing demonstrations of safety, comparability of results of RI-002 to other comparably run Injectable Immune Globulin (human), or IVIG trials; improvements in clinical outcomes; potential of RI-002 to provide meaningful clinical improvement for patients living with Primary Immune Deficiency Disease, or PIDD, as well as to offer clinicians an option for their immune compromised patients; market data and incidence of infection; potential clinical trial initiations; potential investigational new product applications; our intellectual property position; biologics license applications; expansion plans; the achievement or timing of clinical and regulatory milestones; our manufacturing capability, third-party contractor capabilities and strategy; our plans relating to manufacturing, supply and other collaborative agreements; our estimates regarding expenses, capital requirements and needs for additional financing; possible or likely reimbursement levels, if any, if and when RI-002 is approved for marketing; estimates regarding market size; projected growth and sales as well as our expectations of market acceptance of RI-002; and commercialization efforts relating to our product candidates and the runway and limitation of our available cash and our ability to identify alternative sources of cash.  The forward-looking statements contained in this report represent our estimates and assumptions only as of the date of this report and we undertake no duty or obligation to update or revise publicly any forward-looking statements contained in this report as a result of new information, future events or changes in our expectations, except as required by applicable law or rules.  Forward-looking statements are subject to many risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in our Annual Report for the year ended December 31, 2015 on Form 10-K as filed with the SEC on March 23, 2016, our Current Report on Form 8-K, dated April 27, 2016 and in other filings with the SEC.

In addition to the risks identified under the heading “Risk Factors” in the SEC filings referenced previously, many important factors affect our ability to achieve our plans and objectives and to successfully develop and commercialize our product candidates.  In addition, our results may be affected by our ability to manage our financial resources, difficulties or delays in developing manufacturing processes for our product candidates, preclinical and toxicology testing and regulatory developments. Delays in clinical programs, whether caused by competitive developments, adverse events, patient enrollment rates, regulatory issues or other factors, could adversely affect our financial position and prospects. Prior clinical trial program designs and results are not necessarily indicative of future clinical trial designs or results. If our product candidates do not meet safety or efficacy endpoints in clinical evaluations, they will not receive regulatory approval and we will not be able to market them. The FDA may not approve our BLA for RI-002, our data, our results, or permit us to proceed.  We may not be able to enter into any strategic partnership agreements. Operating expenses and cash flow projections involve a high degree of uncertainty, including variances in future spending rates due to changes in corporate priorities, the timing and outcomes of clinical trials, competitive developments and the impact on expenditures and available capital from licensing and strategic collaboration opportunities. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more of our drug development or discovery research programs and delay or abandon potential commercialization efforts. We may not ever have any products that generate significant revenue.

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

Our lead product candidate, RI-002, is intended for the treatment of PIDD, and has completed a pivotal Phase III clinical study.  In the third quarter of 2015, the FDA accepted for review, a BLA, for RI-002 for the treatment of PIDD.  The FDA could approve this BLA within approximately one year of its filing, in which case potential first commercial sales could occur as early as the fourth quarter of 2016. During the first half of 2016, we had mid-cycle and late-cycle communications with FDA regarding our BLA application. We continue to interact with the FDA in the normal course of business relating to their review of our BLA for RI-002.

As part of our current ongoing commercialization efforts, we plan to hire a small, specialty sales force to market RI-002 to hospitals, physician offices/clinics, and other specialty treatment organizations. We anticipate staffing additional personnel for patient support, medical affairs, quality assurance, regulatory affairs, scientific affairs, reimbursement, inventory and logistics, human resources, financial and operational management. If and when we receive FDA approval, we may also use a network of national distributors to fulfill orders for RI-002 for use by healthcare professionals and hospitals.

RI-002 demonstrated positive results in a Phase III study in patients with PIDD, meeting its primary endpoint, of no Serious Bacterial Infections, or SBI reported. RI-002 has been administered for a total of 793 infusions with zero serious adverse events to 59 patients in 9 treatment centers throughout the United States.  These results, included in the submission, more than meet the requirement specified by the FDA guidance of ≤ 1 SBI per patient-year.  RI-002 is intended for the treatment of PIDD. PIDD, a genetic disorder that causes a deficient or absent immune system, is caused by hereditary or genetic defects and can affect anyone regardless of age or gender.  PIDD patients are more vulnerable to infections and more likely to suffer complications from these infections.  IVIG is a plasma derived product that is used to prevent serious infections in patients with PIDD.  It is comprised of polyclonal antibodies, which are proteins produced by B-cells that are used by the body’s immune system to neutralize foreign objects such as bacteria and viruses.  RI-002, a specialty IVIG, derived from human plasma, which contains immune globulins extracted from source plasma in a manufacturing process called fractionation and is enriched with high levels of naturally occurring polyclonal antibodies (e.g., streptococcus pneumonia, H. influenza type B, Cytomegalovirus or CMV, measles, tetanus, etc.) as well as standardized levels of antibodies targeted to Respiratory Syncytial Virus, or RSV, is intended to prevent infections in PIDD patients. RSV is a common virus that ordinarily leads to mild, cold-like symptoms in healthy adults and children. In high-risk groups, such as the immune-compromised, RSV can lead to a more serious infection and may even cause death. The polyclonal antibodies which are present in RI-002 are expected to prevent infections in immune-compromised patients.  It is estimated that there are about 250,000 diagnosed PIDD patients in the United States, approximately half of whom are treated with IVIG regularly.  In the United States, sales of immune globulin products for all its uses were reported to be approximately $4.8 billion in 2014.

On February 22, 2015, at the 2015 American Academy of Allergy, Asthma & Immunology Annual Meeting, scientific investigators reported on the secondary outcomes that included: a total of 93 days, or 1.66 days per patient per year lost from work or school due to infection; one hospitalization due to an infection of only five days duration in the entire study and IgG trough levels above those required by the FDA for IVIG products. Additionally, there was a marked increase in all of the measured specific anti-pathogen antibodies in PK subjects (n=31). The mean of maximum fold increases in specific antibody levels after infusion of RI-002 ranged from 1.9 fold (S. pneumonia type 19A) to 5.3 fold (RSV), which were statistically significant fold increases from the pathogen's specific measured baselines. The safety profile of RI-002 is comparable to that of other immunoglobulins. These secondary outcome results follow the prior announcement that the trial achieved its primary endpoint with zero reported acute SBIs.

The RI-002 pivotal trial was conducted as a single arm study in which patients were treated approximately once per month for a period of 12 months plus 90 days for follow up. Fifty-nine patients were enrolled in 9 treatment centers in the United States. The pivotal Phase III primary endpoint followed published FDA industry guidance, which provides for a reduction in the incidence of serious infections to less than one per year in each subject receiving IVIG. The secondary outcome was safety and included other pharmacokinetic, or PK, data collection points including antibody titers for certain agents, including RSV antibody levels at various time points after infusion.

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

From April 2009 through February 2011, RI-001 was also administered to 15 compassionate use patients where physicians requested access to the product for treating their patients with documented lower respiratory tract RSV infections. Serum samples were obtained from 13 patients. Samples showed that patients had a 4-fold or greater rise in RSV antibody titers from baseline. Serum samples were not obtained from two patients that received Palivizumab. The drug was well-tolerated in these 15 patients and there were no reports of serious adverse events attributable to RI-001. Data from our Phase II trial, compassionate use experience and testing of RI-002 in the cotton rat RSV animal model has been presented at various conferences during 2014, 2015 and 2016 which can be accessed on our website at www.admabiologics.com..

During the second quarter of 2015, we received a notice of allowance from the United States Patent Office, or USPTO, for our RI-002 patent filed under U.S. patent application 14/592,721 entitled ‘Compositions and Methods for the Treatment of Immunodeficiency,’ which extends through January 2035. During the third quarter  our U.S. Patent 9,107,906 was issued by the USPTO.  Our proprietary microneutralization assay allows us to effectively identify and isolate donor plasma with high-titer RSV antibodies, to standardize RI-002’s antibody profile and thereby potentially garner a premium price.

We operate ADMA BioCenters, which are two FDA-licensed, German Health Authority, or GHA, and Korean Ministry of Food and Safety, or MFDS, certified source plasma collection facilities located in Norcross, Georgia and Marietta, Georgia, which provide us with a portion of our blood plasma for the manufacture of RI-002. During the third quarter of 2014, we completed the expansion of our Norcross, Georgia ADMA BioCenters facility by securing additional rented space to increase our donor and collection screening areas to meet an increase in market demand for source plasma.  In 2014, we entered into another lease for a second plasma collection center in Marietta, Georgia, and we completed construction of this new facility during the fourth quarter of 2014. In November 2014, we announced the opening of this second plasma collection center in Marietta, Georgia, which received FDA approval in the third quarter of 2015. A typical plasma collection center, such as those operated by ADMA BioCenters, can collect approximately 30,000 to 50,000 liters of source plasma annually, which may be sold for different prices depending upon the type of plasma, quantity of purchase, and market conditions at the time of sale. Plasma collected from ADMA BioCenters' two Georgia facilities that is not used for making RI-002 is sold to third party customers in the United States, and other locations where we are approved globally under supply agreements or in the open "spot" market. We have entered into long term manufacturing and licensing agreements with Biotest AG and their United States subsidiary, Biotest Pharmaceuticals, Inc., together referred to as Biotest, that provide for the exclusive manufacture of RI-002. At the same time, we granted Biotest an exclusive, royalty-bearing license to market and sell RSV antibody-enriched IVIG in Europe and in other selected territories in North Africa and the Middle East.

Financial Operations Overview

Revenues

Revenues for the three months ended March 31, 2016 are comprised of product revenues from the sale of normal source human plasma collected from our plasma collection center segment and license revenues attributable to the out-licensing of RI-002, to Biotest AG to market and sell in Europe and selected countries in North Africa and the Middle East.  In exchange for the out-licensing of RI-002, Biotest AG and Biotest Pharmaceuticals Corporation, or Biotest, a subsidiary of Biotest AG, has provided us with certain financial payment and services in accordance with the related license agreement and is obligated to pay us certain amounts in the future if certain milestones are achieved.

Our revenues are substantially attributable to a single customer.  Depending on the agreement with the customer, revenues from the sale of human plasma collected at our FDA licensed plasma collection centers are recognized at the time of transfer of title and risk of loss to the customer, which occurs at the time of shipment.  Revenue is recognized at the time of delivery if we retain the risk of loss during shipment.  Revenue from license fees and research and development services rendered are recognized as revenue when the performance obligations under the terms of the license agreement have been completed.

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

General and Administrative Expenses

General and administrative, or G&A expenses, consist of wages, stock-based compensation, benefits for senior management and staff unrelated to R&D, legal fees, accounting and auditing fees, commercialization and marketing activities, information technology, investor relations fees, rent, maintenance and utilities, insurance, travel and other expenses related to the general operations of the business.  The increased G&A expenses for the three months ended March 31, 2016 are primarily attributable to marketing, commercial planning, increased headcount, wages and benefits for employees, including stock-based compensation and consulting expenses associated with commercialization activities in preparation for anticipated product launch of RI-002 during the second half of 2016, assuming we receive FDA approval of our BLA during such period.  We expect that our G&A expenses will continue to increase throughout 2016 as a result of pre-launch, commercial planning activities, market research costs and the hiring of additional staff as part of the commercial development of RI-002.

Other Income and Expense

Interest income consists of interest earned on our cash and cash equivalents and short-term investments.  Interest expense consists of interest incurred on our notes payable, as well as the amortization of end of term fees, back end fees, value of warrants issued, facility and financing fees.

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Summary table

The following table presents a summary of the changes in our results of operations for the three months ended March 31, 2016 compared to the three months ended March 31, 2015:

	Three Months Ended		Percentage
	March 31,		Increase/
	2016	2015	(Decrease)
Revenues	$2,123,886	$1,503,106	41%
Cost of product revenue	$1,266,421	$909,629	39%
Gross profit	$857,465	$593,477	45%
Research and development expenses	$2,027,712	$1,401,723	45%
Plasma center operating expenses	$1,280,419	$1,048,094	22%
General and administrative expenses	$1,707,870	$1,345,997	27%
Total operating expenses	$6,282,422	$4,705,443	34%
Other expense, net	$(453,933)	$(403,198)	13%
Net loss	$(4,612,469)	$(3,605,535)	28%
Net loss in plasma collection segment	$(458,662)	$(473,506)	-3%
Net loss attributable to research and
development	$(2,027,712)	$(1,401,723)	45%

Revenues

We recorded total revenues of $2,123,886 for the three months ended March 31, 2016 and $1,503,106 for the three months ended March 31, 2015. Product revenue was $2,088,178 for the three months ended March 31, 2016, compared to product revenue of $1,484,217 for the three months ended March 31, 2015.  Product revenue is attributable to our plasma collection centers segment and derived from the sale of human source plasma collected from our FDA-licensed plasma collection centers. The increase of $603,961 in product revenue was primarily a result of our second plasma collection center receiving FDA approval during the third quarter of 2015. Product revenue for the three months ended March 31, 2016 was primarily attributable to sales made pursuant to our plasma supply agreement with Biotest under which Biotest purchases normal source plasma from ADMA BioCenters to be used in their manufacturing.  License and other revenue was $35,708 for the three months ended March 31, 2016 and $18,889 for the three months ended March 31, 2015, which primarily relates to services for third parties and a financial payment by Biotest in accordance with our license agreement.  We have not generated any revenue from our therapeutics, research and development business segment.

Cost of Product Revenue

Cost of product revenue was $1,266,421 for the three months ended March 31, 2016, and $909,629 for the three months ended March 31, 2015.  The increase in cost of product revenue of $356,792 for the three months ended March 31, 2016 was directly related to the increase in product revenue primarily related to our second plasma center operations.

Research and Development Expenses

R&D expenses, which are attributable to our R&D segment, were $2,027,712 for the three months ended March 31, 2016, an increase of $625,989 from $1,401,723 for the three months ended March 31, 2015.  The increase in R&D expenses during the three months ended March 31, 2016, compared to the three months ended March 31, 2015, was primarily attributable to increased testing and validation expenses for our lead product candidate, RI-002, along with increased headcount, wages and benefits for employees, including stock-based compensation.

Plasma Center Operating Expenses

Operating expenses for our plasma collection centers segment attributed solely to ADMA BioCenters were $1,280,419 for the three months ended March 31, 2016, an increase of $232,325 from $1,048,094 for the three months ended March 31, 2015.  These operating expenses consist of G&A overhead, comprised of: rent, maintenance, utilities, wages and benefits for center staff, plasma collection supplies, plasma transportation and storage (off-site), advertising and promotion expenses, and computer software fees related to donor collections.  The increase in expenses was attributable to the higher costs in wages, rent, maintenance and plasma collection supplies related to our second plasma collection facility, which received FDA approval to sell plasma in the U.S in the third quarter of 2015.  We expect that as plasma collection increases, our operating expenses will also increase accordingly.

General and Administrative Expenses

G&A expenses were $1,707,870 for the three months ended March 31, 2016, an increase of $361,873 from $1,345,997 for the three months ended March 31, 2015.  The increase in G&A expenses was attributable to consulting expenses associated with pre-launch, commercial planning activities, increased headcount, wages and benefits for employees, including stock-based compensation, market research and analysis in preparation for anticipated product launch for RI-002 during the second half of 2016.  We expect that our G&A expenses will increase throughout the remainder of 2016 as a result of pre-launch, commercial planning activities, market research costs and the hiring of additional staff as part of the commercialization efforts for RI-002.

Total Operating Expenses

Total operating expenses were $6,282,422 for the three months ended March 31, 2016, an increase of $1,576,979 from $4,705,443 for the three months ended March 31, 2015, for the reasons stated above.

Other Income (Expense); Interest Expense

Other expense, net was $453,933 for the three months ended March 31, 2016, compared to $403,198 for the three months ended March 31, 2015.  The increase in other expense, net is attributed to a “mark-to-market” valuation adjustment feature for warrants we issued to our previous debt lender. The warrant protection feature was terminated as of February 24, 2015, which was the end of the one-year period following the amended loan closing on February 24, 2014 and as a result the warrant liability of $408,900 was reclassified to additional paid-in capital.

Net Loss

Net loss was $4,612,469 for the three months ended March 31, 2016, an increase of $1,006,934 from $3,605,535 for the three months ended March 31, 2015 for the reasons stated above.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $5,167,930 for the three months ended March 31, 2016.  The net loss for this period was lower than net cash used in operating activities by $555,461, which was primarily attributable to an increase in prepaid expenses of $633,883 for vendor payments related to insurance premiums, prepayments to third party manufacturing vendors for commercial manufacturing of RI-002, increased inventories of $603,466 related to allocating additional plasma to inventory in preparation for commercial manufacturing activities anticipated in 2016,  an increase in accounts payable of $377,061 and a decrease in accrued expenses of $306,462, offset by stock-based compensation of $422,180, and depreciation and amortization of $251,940.

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

Net Cash Used in Investing Activities

Net cash provided by investing activities was $3,655,762 for the three months ended March 31, 2016, which was related to the maturity of short-term investments of $3,673,199 and $17,437 in purchases of computers and equipment.

Net cash used in investing activities was $6,873,725 for the three months ended March 31, 2015, which was related to the increase in short-term investments of $6,859,539 and purchases of equipment of $14,186.

Net Cash Provided by Financing Activities

Net cash used in financing activities totaled $3,659 for the three months ended March 31, 2016, for payments on our leasehold improvement loan for ADMA BioCenters.

Net cash provided by financing activities totaled $10,459,660 for the three months ended March 31, 2015, which primarily consisted of $10,463,005 of net proceeds received from the issuance of common stock and payments on our leasehold improvement loan for our ADMA BioCenters facility.

Liquidity and Capital Resources

Overview

We have had limited revenue from operations and we have incurred cumulative losses of $92.0 million since inception.  We have funded our operations to date primarily from equity investments, loans from venture debt lenders and loans from our primary stockholders.  During May 2016, we completed a public underwritten offering for gross proceeds of approximately $14.1 million from the sale of our common stock.  In May 2016, we amended our LSA with Oxford and borrowed an additional $4.0 million of debt.  In March 2015, we received net cash proceeds of approximately $10.2 million from the sales of our common stock.  In October 2013, we received net cash proceeds of approximately $26.6 million  from our Initial Public Offering, or IPO.  In various financings since 2012 we received a total of $20.0 million from venture debt lenders.  In February 2012, we received  net cash proceeds of approximately $15.3 million from a private placement of our common stock.

As of March 31, 2016, we had working capital of $13.1 million, consisting primarily of $8.9 million of cash and cash equivalents, $2.7 million of short-term investments, $1.0 million of accounts receivable, $4.0 million of inventories, and $0.7 million of prepaid expenses, offset primarily by $2.4 million of accounts payable,  $1.7 million of accrued expenses and $0.1 million of deferred revenue. Because we do not anticipate receiving FDA approval for RI-002 earlier than the second half of 2016, if at all, we would not expect to generate revenue from the commercialization of RI-002 earlier than such time, if at all. See also “Future Financing Needs” below.

  Future Financing Needs

We expect to continue to spend substantial amounts on product development, including commercialization activities, procuring raw material plasma, manufacturing, conducting potential future clinical trials for our product candidates and purchasing clinical trial materials from our suppliers. Based upon our projected revenue and expenditures for 2016 and 2017, including the ongoing implementation of our commercialization and expansion activities, we currently believe that our cash, cash equivalents, short-term investments and accounts receivable as of the date of this report are sufficient to fund our operations, as currently conducted,  into the second half of 2017.  Because we do not anticipate receiving FDA approval for RI-002 earlier than the second half of 2016, if at all, we would not expect to generate revenue from the commercialization of RI-002 earlier than such time, if at all.  This time frame may change based upon the timing of our commercial manufacturing scale up activities, how aggressively we execute on our commercial initiatives and when the FDA approves our BLA for RI-002, if at all.  We cannot predict with certainty that we will not need to raise additional funds in the future or when we will reach profitability, if at all.  Furthermore, if our assumptions underlying our estimated expenses, the timing of FDA approval for RI-002 and revenues from RI-002 are incorrect, we may have to raise additional capital sooner than anticipated.  Due to numerous risks and uncertainties associated with the research and development and potential future commercialization of our product candidate, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our development activities.  Our current estimates may be subject to change as circumstances regarding our business requirements evolve. We may decide to raise capital through public or private equity offerings, such financings may only be available on unattractive terms, resulting in significant dilution of stockholders’ interests and, in such event, the value and potential future market price of our common stock may decline, or obtain debt financings, or obtain a bank credit facility, or corporate collaboration and licensing arrangements. Other than our option to borrow an additional $5.0 million through our current LSA with Oxford, as amended, based upon receiving BLA approval by the FDA for RI-002 by January 31, 2017, we do not have any existing commitments for future external funding.  The sale of additional equity or debt securities, if convertible, could result in dilution to our current stockholders.  The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations or other future financing alternatives.  Additional equity or debt financing, grants, or corporate collaboration and potential licensing arrangements may not be available on acceptable terms, if at all.  If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned clinical trials and delay or abandon potential commercialization efforts of our lead product candidate or other product candidates. We have reported losses since inception in June 2004 through March 31, 2016 of $92.0 million.

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

In May 2014, FASB issued ASU, 2014-09, Revenue from Contracts with Customers, which requires that an entity recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to its customers. In order to achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This update will replace existing revenue recognition guidance under Accounting Principles Generally Accepted in the United States of America, or GAAP, when it becomes effective for us beginning January 1, 2018, with early adoption permitted in the first quarter of 2017. The updated standard will permit the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact of this update on our condensed consolidated financial statements.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our financial statements, which have been prepared in accordance with  GAAP.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  On an ongoing basis, we evaluate these estimates and assumptions, including those described below.  We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results and experiences may differ materially from these estimates.

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

For purposes of valuing stock options granted to our employees, non-employees and directors and officers through the three months ended March 31, 2016, we used the Black-Scholes option pricing model.  We granted options to purchase an aggregate of 85,984 and 230,000 shares of common stock during the three months ended March 31, 2016 and March 31, 2015, respectively. To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of the grant with a term consistent with the expected term of our awards.  The expected term of the options granted is in accordance with Staff Accounting Bulletins 107 and 110, which is based on the average between vesting terms and contractual terms.  The expected dividend yield reflects our current and expected future policy for dividends on our common stock.  The expected stock price volatility for our stock options was calculated by examining the pro rata historical volatilities for similar publicly traded industry peers and the trading history for our common stock.  We will continue to analyze the expected stock price volatility and expected term assumptions.  We have not experienced any material forfeitures of stock options and, as such, have not established a forfeiture rate since the stock options currently outstanding are primarily held by our senior management and directors.  We will continue to evaluate the effects of such future potential forfeitures, as they may arise, to evaluate our estimated forfeiture rate.

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

Accounting for Loan and Security Agreement

On June 19, 2015, we entered into the LSA with Oxford for up to $21.0 million and refinanced our existing loan with Hercules.  The first tranche of $16.0 million from the Oxford loan was primarily used to repay our existing facility with Hercules and the remaining $5.0 million is available at our option upon RI-002’s BLA being approved from the FDA on or before January 31, 2017, which funding would also extend our interest only period for an additional six months pursuant to the May 2016 amendment to the LSA.  The LSA bears interest at a rate per annum equal to the greater of (i) 7.80% and (ii) the sum of (a) the three (3) month U.S. LIBOR rate (as reported in The Wall Street Journal) on the date occurring on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 7.54% on the outstanding principal balance.  We are obligated to begin to repay the principal over 36 months beginning February 1, 2017, unless accelerated as a result of certain events of default.  A final payment equal to 8.95% of the funded loan amount is due at the earlier of loan maturity or prepayment.  In the event of the six-month interest only extension, the final payment will be 9.95% of the funded loan, which shall also be due at the earlier of loan maturity or prepayment. In addition, a facility fee of $105,000 was paid at closing.  In the event we prepay a loan for any reason, we are obligated to pay a prepayment charge corresponding to a percentage of the principal amount of the loan prepaid, with such percentage being: 3.0% if prepayment occurs through the first anniversary of its funding, 2.0% if prepayment occurs after the first anniversary through the second anniversary of the applicable funding date, and 1.0% if prepayment occurs after the second anniversary of its funding date and prior to its maturity date.  The loan matures no later than January 1, 2020.  The loan is secured by our assets, except for our intellectual property (which is subject to a negative pledge).

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

In May 2016, we entered into an amendment to our LSA with Oxford, pursuant to which we borrowed an additional $4.0 million, as an extension to the original LSA entered into on June 19, 2015, which brings the total principal borrowed to $20.0 million. In connection therewith, we issued warrants to purchase an aggregate of up to 24,800 shares of our Common Stock at an exercise price equal to $6.37, which will expire seven years after their issuance on May 13, 2023 and incurred facility fees of $20,000 as part of accessing the additional financing.

In connection with our Prior Loan Agreement and as amended, we issued to Hercules a warrant to purchase 31,750 shares of common stock in December 2012, with an exercise price of $7.56 and in connection with the Prior Loan Agreement and as amended, we issued to Hercules a warrant to purchase an additional 58,000 shares of our common stock, comprised of a warrant to purchase 23,200 shares of common stock issued in February 2014 and a warrant to purchase 34,800 shares of common stock issued in December 2014, each warrant issued under the Prior Loan Agreement and as amended, having an exercise price of $7.50.  The warrants expire after 10 years and have piggyback registration rights with respect to the shares of common stock underlying the warrant.  The fair value of the Prior Loan Agreement and as amended, warrants were calculated using a lattice-based option model in order to account for features in the warrant that could cause the exercise price to reset (“down round protection”) as a result of the next issuance of our common stock (“the next round of equity financing”). We initially recorded the fair value of the warrant of $219,588 as warrant liability and as a debt discount to the carrying value of the loan.  The key assumptions used to value the warrants included the expected date of the next round of equity financing, volatility of 59% for our common stock based upon similar public companies’ volatilities for comparison, an expected dividend yield of 0.0%, a risk-free interest rate of 2.53% and a term of 10 years.  As of December 31, 2014, we recorded $476,760 as the fair value of the warrant for the purchase of 58,000 shares of common stock. As a result of the increase in warrant liability, we recorded an expense of $74,356 from the change in the fair value of warrant liability.  During the first quarter ended March 31, 2015, we recorded $408,900 as the fair value of the warrant for the purchase of 58,000 shares of common stock. As a result of the decrease in warrant liability, we recorded a change in the fair value of stock warrants of $67,860 from the December 31, 2014 balance.  The key assumptions used to value the warrants included the expected date of the next round of equity financing, volatility of 58% based upon a pro rata percentage of our common stock and similar public companies’ volatilities, an expected dividend yield of 0.0%, a risk-free rate of 1.99% and a term of 10 years.  This warrant liability was adjusted from the date of the Prior Loan Agreement on February 24, 2014, to fair value each reporting period using a lattice-based option model and the debt discount will be amortized to interest expense over the term of the loan. The down round warrant protection feature resulting in the warrant liability’s quarterly “mark-to-market” valuation has terminated as of February 24, 2015, which was the end of the one-year period following the amended loan closing on February 24, 2014 and as a result the warrant liability of $408,900 was reclassified to additional paid-in capital.

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

Evaluation of Disclosure Controls and Procedures

We designed our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

As of the end of the three months ended March 31, 2016, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures.  Based on such evaluation of our disclosure controls and procedures, management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were effective as of March 31, 2016.

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

On May 13, 2016, the Company (along with its wholly-owned subsidiaries) entered into the First Amendment to Loan and Security Agreement with Oxford Finance LLC (“Oxford”), as collateral agent and lender (the “Amended LSA”).  The Amended LSA amends that certain Loan and Security Agreement, dated as June 19, 2015, between the Company (along with its wholly-owned subsidiaries) and Oxford, as collateral agent and lender.

Pursuant to the Amended LSA, the lenders provided the Company with an additional term loan in an aggregate amount up to $4.0 million (the “Term B Loan”), conditioned upon the receipt by the Company on or after April 25, 2016, of unrestricted gross cash proceeds of not less than $10.0 million from the issuance and sale of its equity securities.

In addition, pursuant to the Amended LSA, the lenders agreed to provide the Company with a term loan in an aggregate amount up to $5.0 million (the “Term C Loan”, and collectively with all term loans available under the LSA, as amended by the Amended LSA, the “Term Loans”), which is available at its option during the period commencing on the date the Company's BLA for RI-002 is approved by the FDA and ending on the earlier of (i) January 31, 2017, (ii) thirty (30) days after the occurrence of such FDA approval and (iii) the occurrence of an event of default under the agreement, in which case the additional loan amount would not be available while the event of default continues.

The Amended LSA provides that the Company’s repayment schedule with respect to the principle of the Term Loans will be equal to: (i) thirty months, if the Term C Loan is made, or (ii) thirty-six months, otherwise.

The Amended LSA further modified the fees payable by the Company on mandatory or voluntary prepayment of a Term Loan prior to its maturity date as follows:  (i) for a prepayment made on or after the funding date of the applicable Term Loan through and including the first anniversary of its funding date, an amount equal to 3.00% of the principal amount of the Term Loan prepaid; (ii) for a prepayment made after the first anniversary of the funding date of the applicable Term Loan through and including the second anniversary of such funding date, an amount equal to 2.00% of the principal amount of such Term Loan prepaid; and (iii) for a prepayment of a Term Loan made after the second anniversary of its funding date and prior to its maturity date, an amount equal to 1.00% of the principal amount of the Term Loan prepaid.

Pursuant to the Amended LSA, (i) the Company paid a total facility fee of $125,000, consisting of $105,000 previously paid, and an additional $20,000 paid on the date the Term B Loan was funded; (ii) made certain adjustments to the time periods for any applicable prepayment fees; and (iii) certain defined terms were adjusted, including a new Amortization Date that is defined as (a) February 17, 2017, if the Term C Loan is not made and (b) August 1, 2017 if the Term C Loan is made.  The Amended LSA further provides for customary representations, warranties and covenants for the Company.  Except as otherwise amended, the Amended LSA does not alter the terms of the LSA.

In addition, on May 13, 2016, pursuant to the terms and conditions of the LSA as modified by the Amended LSA, the Company agreed to issue the lenders warrants (the “Warrants”) to purchase shares of its common stock (“Common Stock”), upon its draw of each tranche of the Term Loans. The aggregate number of shares of Common Stock issuable upon exercise of the Warrants is equal to 3.95% of the amount drawn of such tranche, divided by the average reported closing price per share of Common Stock for the ten (10) consecutive trading days prior to the applicable draw.  Upon the Company's draw down of the Term B Loan, the Company issued to Oxford Warrants to purchase an aggregate of up to 24,800 shares of the Company’s Common Stock at an exercise price equal to $6.37 per share. The Warrants are exercisable on or after May 13, 2016 for cash or by net exercise and will expire seven years after their issuance on May 13, 2023.

The foregoing descriptions of the Amended LSA, the Term Loans and the Warrants do not purport to be complete and are qualified in their entirety by reference to the Amended LSA and the Warrants, copies of which are annexed as Exhibits to this Quarterly Report on Form 10-Q.

Item 6.	Exhibits.

See the Exhibit Index immediately following the Signature Page of this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADMA Biologics, Inc.

Date: May 13, 2016	By:	/s/ Adam S. Grossman
		Name:	Adam S. Grossman
		Title:	President and Chief Executive Officer

Date: May 13, 2016	By:	/s/ Brian Lenz
		Name:	Brian Lenz
		Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

4.6	Form of Warrant Agreement with Oxford Finance LLC pursuant to the First Amendment to Loan and Security Agreement with Oxford Finance LLC.

4.7	Form of Secured Promissory Note issued Oxford Finance LLC pursuant to the First Amendment to Loan and Security Agreement with Oxford Finance LLC.

10.3.2	Biotest 3rd Amendment to Plasma Purchase Agreement.

10.17.1	First Amendment to Loan and Security Agreement with Oxford Finance LLC, dated May 13, 2016.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from ADMA Biologics, Inc. Form 10-Q for the three months ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of  March 31, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015,  (iii) Condensed Consolidated Statement of Changes in Stockholders'  Equity for the three months ended March 31, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.