Form 10-Q
period 2016-09-30
ADMA BIOLOGICS, INC.
filed 2016-11-10
CIK 1368514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares outstanding of the issuer’s common stock as of November 10, 2016 was 12,886,741.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

i

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)	(Note 2)
ASSETS
Current Assets:
Cash and Cash Equivalents	$7,905,975	$10,440,959
Short-Term Investments	11,026,691	6,368,177
Accounts Receivable	1,327,531	924,468
Inventories	4,617,734	3,445,773
Prepaid Expenses	481,658	111,027
Total Current Assets	25,359,589	21,290,404
Property and Equipment at Cost, Net	2,108,634	2,396,950
Other Assets:
Deposits	27,163	27,163
Total Other Assets	27,163	27,163
TOTAL ASSETS	$27,495,386	$23,714,517

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
Current Liabilities:
Accounts Payable	$2,777,221	$2,087,855
Accrued Expenses	1,824,798	1,968,384
Current Portion of Note Payable	4,444,440	-
Current Portion of Deferred Revenue	145,154	145,154
Current Portion of Leasehold Improvement Loan	16,192	15,139
Total Current Liabilities	9,207,805	4,216,532
Notes Payable, Net of Debt Discount	13,794,246	14,247,212
End of Term Liability, Notes Payable	1,790,000	1,432,000
Deferred Revenue	2,725,742	2,832,867
Deferred Rent Liability	105,756	128,676
Leasehold Improvement Loan	23,977	36,256
TOTAL LIABILITIES	27,647,526	22,893,543
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' (DEFICIENCY) EQUITY
Common Stock $0.0001 par value 75,000,000 shares
authorized, and 12,886,741 and 10,713,087 shares issued
and outstanding as of September 30, 2016 and December 31, 2015,
respectively	1,289	1,072
Additional Paid-In Capital	102,222,281	88,239,569
Accumulated Deficit	(102,375,710)	(87,419,667)
TOTAL STOCKHOLDERS' (DEFICIENCY) EQUITY	(152,140)	820,974
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY	$27,495,386	$23,714,517

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

REVENUES:
Product revenue	$2,902,155	$1,821,229	$7,226,368	$4,596,490
License and other revenue	35,708	31,184	107,125	68,962
Total Revenues	2,937,863	1,852,413	7,333,493	4,665,452

OPERATING EXPENSES:
Cost of product revenue	1,735,771	1,112,782	4,346,433	2,808,726
Research and development	1,677,263	2,111,505	7,104,864	5,019,138
Plasma centers	1,482,586	1,214,158	4,057,306	3,359,130
General and administrative	1,779,115	2,078,166	5,211,148	4,861,598

TOTAL OPERATING EXPENSES	6,674,735	6,516,611	20,719,751	16,048,592

LOSS FROM OPERATIONS	(3,736,872)	(4,664,198)	(13,386,258)	(11,383,140)

OTHER INCOME (EXPENSE):
Interest income	11,605	11,102	37,130	25,878
Interest expense	(605,972)	(449,328)	(1,611,411)	(1,378,778)
Other income	-	-	4,496	-
Change in fair value of stock warrants	-	-	-	67,860
Loss on extinguishment of debt	-	-	-	(719,097)
OTHER EXPENSE, NET	(594,367)	(438,226)	(1,569,785)	(2,004,137)

NET LOSS	$(4,331,239)	$(5,102,424)	$(14,956,043)	$(13,387,277)

NET LOSS PER COMMON SHARE,
Basic and Diluted	$(0.34)	$(0.48)	$(1.26)	$(1.28)

WEIGHTED AVERAGE SHARES
OUTSTANDING, Basic and Diluted	12,886,741	10,707,728	11,906,276	10,425,310

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ (DEFICIENCY) EQUITY
 (Unaudited)

For the Nine Months Ended September 30, 2016

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance - January 1, 2016	10,713,087	$1,072	$88,239,569	$(87,419,667)	$820,974

Stock-based compensation	-	-	996,088	-	996,088
Restricted shares	(2,500)	-	-	-	-
Issuance of common stock, net	2,176,154	217	12,900,324	-	12,900,541
Warrants issued in connection
with note payable	-	-	86,300	-	86,300
Net loss	-	-	-	(14,956,043)	(14,956,043)
Balance - September 30, 2016	12,886,741	$1,289	$102,222,281	$(102,375,710)	$(152,140)

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,956,043)	$(13,387,277)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	351,702	352,629
Stock-based compensation	996,088	1,221,662
Warrant liability	-	(67,860)
Amortization of debt discount	482,878	222,409
Amortization of deferred financing costs	-	39,717
Payment-in-kind interest	-	124,536
Amortization of license revenue	(107,125)	(68,962)
Loss on extinguishment of debt	-	719,097
Changes in operating assets and liabilities:
Accounts receivable	(403,063)	(816,654)
Inventories	(1,171,961)	(1,122,051)
Prepaid expenses	(370,631)	(123,198)
Accounts payable	689,366	311,899
Accrued expenses	(143,586)	(218,580)
Accrued interest	-	(105,664)
Deferred revenue	-	1,525,000
Deferred rent liability	(22,920)	53,102
Net cash used in operating activities	(14,655,295)	(11,340,195)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(4,658,514)	(7,111,686)
Purchase of property and equipment	(63,386)	(30,569)
Net cash used in investing activities	(4,721,900)	(7,142,255)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Oxford note payable	4,000,000	16,000,000
Proceeds from issuance of common stock	14,145,000	10,257,380
Proceeds from stock options exercised	-	49,226
Repayment of Hercules note payable	-	(15,300,781)
Prepayment penalty of early extinguishment of note payable	-	(229,512)
Debt issuance costs	(47,104)	(172,363)
Payment of Hercules end of term fee	-	(132,500)
Equity issuance costs	(1,244,459)	-
Payments of leasehold improvement loan	(11,226)	(10,263)
Net cash provided by financing activities	16,842,211	10,461,187
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,534,984)	(8,021,263)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	10,440,959	17,199,030
CASH AND CASH EQUIVALENTS - END OF PERIOD	$7,905,975	$9,177,767
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$1,104,417	$1,007,581
Supplemental Disclosure of Noncash Financing Activities:
Elimination of warrant liability	$-	$408,900
Reclassification of equity issuance costs	$-	$12,000
Accrued equity issuance costs	$-	$37,888
Non-cash deferred financing fees	$-	$55,702
End of term liability in connection with note payable	$358,000	$1,432,000
Warrants issued in connection with note payable	$86,300	$367,700

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 AND 2015

1.	ORGANIZATION AND BUSINESS

ADMA Biologics, Inc. (“ADMA” or the “Company”) is a late stage biopharmaceutical company that develops, manufactures, and intends to commercialize specialty plasma-based biologics for the proposed treatment of immune deficiencies and prevention of certain infectious diseases. The Company’s targeted patient populations include immune-compromised individuals who suffer from an underlying immune deficiency disease or who may be immune-suppressed for medical reasons. ADMA also operates through its wholly-owned subsidiary, ADMA BioCenters Georgia, Inc., (“ADMA BioCenters”), a source plasma collection business with U.S. Food and Drug Administration (“FDA”) approved facilities in Norcross, Georgia and Marietta, Georgia.  Each facility holds certifications from the German Health Authority (“GHA”) and the Korean Ministry of Food and Drug Safety (“MFDS”).  ADMA BioCenters supplies ADMA with a portion of its raw material plasma for the manufacture of RI-002, ADMA’s lead product candidate, which the Company is currently developing for the treatment of Primary Immune Deficiency Disease (“PIDD”). A Biologics License Application (“BLA”) for RI-002 was submitted to the FDA and accepted for review during the third quarter of 2015.  In July 2016, the FDA issued a Complete Response Letter (“CRL”) to the Company for its BLA for RI-002.  The CRL did not cite any concerns with the clinical safety and efficacy data for RI-002, nor has the FDA requested any additional clinical studies be conducted prior to FDA approval of RI-002 for PIDD.  In its letter, among other things, the FDA focused on outstanding inspection issues and deficiencies at ADMA’s third-party vendors, including the Company’s contract drug substance and product manufacturer and its contract fill and finish provider and compliance issues with a third-party contract testing laboratory, and requested documentation of corrections for a number of those issues.  The FDA indicated that it cannot grant final approval of the BLA until, among other things, these deficiencies are resolved.  The Company continues to collaborate with its third-party vendors to identify solutions to the issues identified in the CRL and is preparing documentation for submission to the FDA to address the CRL. The Company and its vendors are awaiting certain feedback from the agency on submissions already made and the Company intends to provide a timeline for resubmission of the BLA for RI-002 as soon as practicable.

In May 2016, the Company completed an underwritten public offering of its common stock, raising gross proceeds of approximately $14.1 million, and subsequently borrowed an additional $4.0 million under its Loan and Security Agreement (“LSA”) with Oxford Finance LLC (“Oxford”), which brought the total principal borrowed to $20.0 million.  See Footnote 3.

As of September 30, 2016, the Company had working capital of $20.6 million, consisting primarily of $7.9 million of cash and cash equivalents, $11.0 million of short-term investments, $4.6 million of inventories, $1.3 million of accounts receivable and $0.5 million of prepaid expenses, offset primarily by $2.8 million of accounts payable, $1.8 million of accrued expenses and $0.1 million of deferred revenue.  Based upon the Company’s projected revenue and expenditures for 2016 and 2017, including regulatory and consulting fees for RI-002 associated with third-party manufacturers and ongoing discussions with the FDA, continuing implementation of the Company’s commercialization and expansion activities and certain other assumptions, management currently believes that its cash, cash equivalents, short-term investments, projected revenue and accounts receivable are sufficient to fund ADMA’s operations, as currently conducted, into the second half of 2017.  These estimates may change based upon whether or when the FDA approves RI-002, the timing of any required commercial manufacturing scale up activities or if any other assumptions of the Company change.  The Company has the option to borrow an additional $5.0 million through its current LSA, if RI-002 is approved by the FDA prior to January 31, 2017, which funding would also extend its interest only period for an additional six months pursuant to the May 2016 amendment to the LSA.  Other than this additional $5.0 million, the Company does not have any existing commitments for future funding.  In addition to traditional debt financing, the Company may also sell additional equity or convertible debt securities, each of which could result in dilution to the Company’s stockholders.  The incurrence of additional indebtedness would result in increased fixed obligations and if issued outside the LSA, could also result in additional covenants that would restrict the Company’s operations or other financing alternatives.  Additional equity or debt financing, grants, or corporate collaboration and potential licensing arrangements may not be available on acceptable terms, if at all.  If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate the Company’s research and development programs, and delay or abandon potential commercialization efforts of the Company’s lead or other product candidates.  The Company has experienced net losses and negative cash flows from operations since inception in 2004 and expects these conditions to continue for the foreseeable future.  Since inception, the Company has raised capital from the sales of its equity securities and debt financings to sustain operations. The Company has reported cumulative losses since inception in June 2004 through September 30, 2016 of $102.4 million.  ADMA’s long-term liquidity will be dependent upon on its ability to obtain FDA approval for RI-002, to generate sales of RI-002 and potentially raise additional capital, to fund its research and development and commercial programs and to meet its obligations on a timely basis, if at all.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 AND 2015

There can be no assurance that the Company’s research and development and commercial programs will be successfully completed or that any product will be approved or, if approved, be commercially viable.  The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, dependence on collaborative arrangements and third-party manufacturers, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with FDA and other governmental regulations and approval requirements.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of ADMA and its wholly-owned subsidiaries, ADMA Plasma Biologics, Inc. and ADMA BioCenters.  All significant intercompany transactions and balances have been eliminated in consolidation.

The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) which in the opinion of management are necessary to present fairly the condensed consolidated financial position of the Company and its wholly-owned subsidiaries as of September 30, 2016 and their results of operations for the three and nine months ended September 30, 2016 and 2015, changes in stockholders’ (deficiency) equity for the nine months ended September 30, 2016 and cash flows for the nine months ended September 30, 2016 and 2015.  The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim periods or for the full year.  These interim financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report for the year ended December 31, 2015 on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 23, 2016.  The accompanying condensed consolidated balance sheet as of December 31, 2015, was derived from the 2015 audited consolidated financial statements.

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 AND 2015

Inventories

Plasma inventories (both plasma intended for resale and plasma intended for internal use in the Company's research and development and future anticipated commercialization activities of which certain quantities are labeled as normal source and Respiratory Syncytial Virus, (“RSV”)  high titer) are carried at the lower of cost or market value determined by the first-in, first-out method.  Research and development plasma used in clinical trials was processed to a finished product and subsequently expensed to research and development.  Inventory at September 30, 2016 and December 31, 2015 consists of high titer RSV plasma and normal source plasma.

Revenue recognition

Depending on the agreement with the customer, product revenues from the sale of human plasma collected at the Company’s FDA-licensed plasma collection centers are recognized at the time of transfer of title and risk of loss to the customer, which occurs at the time of shipment.  Product revenues are recognized at the time of delivery if the Company retains the risk of loss during shipment.  The Company’s product revenues are substantially attributable to two customers.  One customer accounts for greater than eighty percent and another customer accounts for greater than ten percent of the Company’s product revenues for the nine months ended September 30, 2016.  Revenue from license fees and research and development services rendered are recognized as revenue when the performance obligations under the terms of the license agreement have been completed.

Revenues for the nine months ended September 30, 2016 are comprised of product revenues from the sale of normal source human plasma collected from the Company’s plasma collection centers segment and license and other revenues are primarily attributable to the out-licensing of RI-002 to Biotest Aktiengesellschaft (“Biotest AG”) to market and sell in Europe and selected countries in North Africa and the Middle East.  Biotest AG and Biotest Pharmaceuticals Corporation (“Biotest”), a subsidiary of Biotest AG, have provided the Company with certain services and financial payments in accordance with the related Biotest AG license agreement and is obligated to pay the Company certain amounts in the future if certain milestones are achieved.  During the third quarter of 2015, the Company recorded deferred revenue of $1.5 million for a milestone payment provided to the Company after the BLA for RI-002 was filed with the FDA, in accordance with the terms of the Biotest AG license agreement. Deferred revenue is recognized over the term of the Biotest AG license.  Deferred revenue is amortized into income for a period of approximately 20 years, the term of the Biotest AG license agreement.

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

Diluted net loss per share is calculated by dividing net loss attributable to common stockholders as adjusted for the effect of dilutive securities, if any, by the weighted average number of common stock and dilutive common stock outstanding during the period.  Potential common stock includes the shares of common stock issuable upon the exercise of outstanding stock options and warrants (using the treasury stock method).  Potential common stock in the diluted net loss per share computation is excluded to the extent that it would be anti-dilutive.  No potentially dilutive securities are included in the computation of any diluted per share amounts as the Company reported a net loss for all periods presented.  The aggregate number of potentially dilutive securities upon the exercise of outstanding warrants and stock options was 1.8 million and 1.6 million as of September 30, 2016 and 2015, respectively.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 AND 2015

Stock-based compensation

The Company follows recognized accounting guidance which requires all stock-based payments, including grants of stock options, to be recognized in the statement of operations as compensation expense, based on their fair values on the grant date. The estimated fair value of stock options granted under the Company’s 2007 Employee Stock Option Plan (the “2007 Plan”) and the Company’s 2014 Omnibus Incentive Compensation Plan (the “2014 Plan”) is recognized as compensation expense over the option-vesting period.

During the three months ended September 30, 2016, the Company did not grant stock options and during the nine months ended September 30, 2016, the Company granted stock options to purchase 100,984 shares of common stock to its directors and employees.  During the three and nine months ended September 30, 2015, the Company granted stock options to purchase 81,500 and 312,500 shares of common stock, respectively, to its directors and employees.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which provides for simplification of certain aspects of employee share-based payment accounting including income taxes, classification of awards as either equity or liabilities, accounting for forfeitures and classification on the statement of cash flows. ASU 2016-09 will be effective for the Company in the first quarter of 2017 and will be applied either prospectively, retrospectively or using a modified retrospective transition approach depending on the area covered in this update. The Company is currently in the process of assessing the impact of ASU 2016-09 on the Company’s financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. ASU 2016-02 requires modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact the standard may have on its condensed consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes, which includes amendments that require deferred tax liabilities and assets be classified as non-current in a classified statement of financial position.  The amendments in this ASU are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018.  Earlier application is permitted as of the beginning of an interim or annual reporting period.  The amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  The adoption of this ASU is not expected to have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 AND 2015

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments, which includes amendments that require an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The amendments in this ASU require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the changes to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this ASU require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017.  The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of the ASU with earlier application permitted for financial statements that have not yet been made available for issuance.  The Company is currently evaluating the impact the standard may have on its condensed consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The standard requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market (market in this context is defined as one of three different measures, one of which is net realizable value). The standard is effective for the Company prospectively beginning January 1, 2017. The adoption of ASU 2015-11 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset.  Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015.  The Company adopted ASU 2015-03 in its second quarter 2015 condensed consolidated financial statements and recast the prior period balances to conform to the current period presentation.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” The FASB believes that requiring management to perform the assessment will enhance the timeliness, clarity, and consistency of related disclosures and improve convergence with International Financial Reporting Standards (“IFRS”) (which emphasize management’s responsibility for performing the going-concern assessment). However, the time horizon for the assessment (look-forward period) and the disclosure thresholds under GAAP and IFRSs will continue to differ. This guidance is effective for annual reporting periods ending after December 15, 2016, and for annual periods and interim periods thereafter, with early adoption permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 AND 2015

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires that an entity recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to its customers.  In order to achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This update will replace existing revenue recognition guidance under GAAP, when it becomes effective for us beginning January 1, 2018, with early adoption permitted in the first quarter of 2017. The updated standard will permit the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the impact of this update on its condensed consolidated financial statements.

3.	DEBT

Loan and Security Agreement

On June 19, 2015, the Company entered into an LSA with Oxford for up to $21.0 million of debt financing in two term loan tranches. The first term loan tranche of $16.0 million from the LSA (the “Term A Loan”) was primarily used to repay the Company’s previous debt facility and the remaining $5.0 million term loan tranche is available at ADMA’s option if RI-002’s BLA is approved by the FDA on or before January 31, 2017, which funding would also extend the interest only period for an additional six months pursuant to the May 2016 amendment to the LSA described below.

The outstanding term loans bear interest at a rate per annum equal to the greater of (i) 7.80% and (ii) the sum of (a) the three month U.S. LIBOR rate (as reported in The Wall Street Journal) on the date occurring on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 7.54% on the outstanding principal balance.  The Company is obligated to begin to repay the principal over 36 months beginning on February 1, 2017, unless accelerated as a result of certain events of default.  A final payment equal to 8.95% of the funded loan amount is due at the earlier of loan maturity or prepayment.  In the event of the six-month interest only extension, the final payment will be 9.95% of the funded loan, which shall also be due at the earlier of loan maturity or prepayment.  All term loans mature no later than January 1, 2020.  The loans are secured by the Company’s assets, except for its intellectual property (which is subject to a negative pledge). The LSA contains customary representations, warranties and covenants, including limitations on incurring indebtedness, engaging in mergers or acquisitions and making investments, distributions or transfers.

In connection with the entry into the LSA, on June 19, 2015, the Company issued to Oxford a seven-year warrant, expiring on June 19, 2022, to purchase 74,309 shares of common stock at an exercise price of $8.51 per share. The Company recorded $367,700 as the fair value of the warrant to additional paid-in capital and as a debt discount to the carrying value of the loan.  The key assumptions used to value the warrants included: volatility of 57% on the Company’s common stock based upon a pro rata percentage of the Company’s common stock’s volatility and similar public companies’ volatilities for comparison, an expected dividend yield of 0.0%, a risk-free interest rate of 1.99% and a term of seven years.  As a result of prepaying the Company’sprior loan before maturity, the Company incurred a loss on extinguishment of debt of $0.7 million comprised of unamortized debt issuance costs and unamortized debt discount related to the warrants issued to the Company’s prior lender, along with a prepayment penalty.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 AND 2015

In May 2016, the Company amended the LSA with Oxford (“the Amended LSA”) which provided ADMA with an additional $4.0 million term loan (the “Term B Loan”), the availability of which was conditioned on completing an equity financing of its common stock of at least $10.0 million in gross proceeds no later than May 31, 2016.  On May 3, 2016, the Company completed an underwritten public offering of its common stock, raising gross proceeds of approximately $14.1 million and subsequently borrowed the additional $4.0 million from Oxford under the Amended LSA, which brings the total principal amount borrowed to $20.0 million.  Under the Amended LSA, the Company may borrow an additional aggregate amount up to $5.0 million (the “Term C Loan”), at its option during the period commencing on the date the Company’s BLA for RI-002 is approved by the FDA and ending on the earlier of (i) January 31, 2017, (ii) 30 days after the occurrence of such FDA approval and (iii) the occurrence of an event of default under the Amended LSA, in which case the additional loan amount would not be available while the event of default continues.  Upon the Company accessing the additional $5.0 million, the interest only period will be extended from February 1, 2017 to August 1, 2017.

In the event the Company prepays a term loan for any reason, the Company is obligated to pay a prepayment charge corresponding to a percentage of the principal amount of the applicable term loan prepaid.  The Amended LSA further modified the fees payable by the Company on mandatory or voluntary prepayment of a term loan prior to its maturity date as follows:  (i) for a prepayment made on or after the funding date of the applicable term loan through and including the first anniversary of its funding date, an amount equal to 3.00% of the principal amount of the term loan prepaid; (ii) for a prepayment made after the first anniversary of the funding date of the applicable term loan through and including the second anniversary of such funding date, an amount equal to 2.00% of the principal amount of such term loan prepaid; and (iii) for a prepayment of a term loan made after the second anniversary of its funding date and prior to its maturity date, an amount equal to 1.00% of the principal amount of the term loan prepaid.

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

In addition, on May 13, 2016, pursuant to the terms and conditions of the LSA as modified by the Amended LSA, the Company agreed to issue to the lenders warrants to purchase shares of its common stock, upon its draw of each term loan tranche. The aggregate number of shares of common stock issuable upon exercise of the warrants is equal to 3.95% of the amount drawn of such tranche, divided by the average reported closing price per share of common stock for the consecutive 10 trading days prior to the applicable draw.

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 AND 2015

A summary of the Oxford loan balance as of September 30, 2016 and December 31, 2015 is as follows:

	September 30, 2016	December 31, 2015
Gross proceeds	$20,000,000	$16,000,000
Less: debt discount, net
End of term fee	(1,285,702)	(1,250,194)
Warrants	(296,846)	(310,196)
Financing fees	(178,766)	(192,398)
Note payable	$18,238,686	$14,247,212

4.	STOCKHOLDERS’ EQUITY

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

Oxford Debt Financing Warrant Issuance

In May 2016, the Company issued to Oxford warrants to purchase an aggregate of up to 24,800 shares of the Company’s common stock at an exercise price equal to $6.37 per share. The warrants became exercisable on May 13, 2016 for cash or by net exercise and will expire seven years after their issuance on May 13, 2023.

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 AND 2015

	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015
Expected term	5.8-6.3 years	6.3 years
Volatility	51-52%	51-57%
Dividend yield	0.0	0.0
Risk-free interest rate	1.54-1.79%	1.49-2.14%

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

The weighted average remaining contractual life of stock options outstanding and expected to vest at September 30, 2016 is 6.6 years.  The weighted average remaining contractual life of stock options exercisable at September 30, 2016 is 5.8 years.

A summary of the Company’s option activity under the 2007 Plan and 2014 Plan and related information is as follows:

	Nine Months Ended
	September 30, 2016
		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at beginning of period	1,464,203	$8.02
Forfeited	(21,334)	$8.02
Expired	(8,666)	$7.88
Granted	100,984	$6.20
Outstanding at end of period and expected to vest	1,535,187	$7.90
Options exercisable	1,102,900	$7.54

Stock-based compensation expense for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Research and development	$95,076	$184,302	$383,909	$514,107
Plasma centers	15,289	12,457	40,044	35,813
General and administrative	152,598	251,173	572,135	671,742

Total stock-based compensation expense	$262,963	$447,932	$996,088	$1,221,662

As of September 30, 2016, the total compensation expense related to unvested options not yet recognized totaled $1,870,323. The weighted average vesting period over which the total compensation expense will be recorded related to unvested options not yet recognized at September 30, 2016 was approximately 2.3 years.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 AND 2015

5.	RELATED PARTY TRANSACTIONS

The Company leases an office building and equipment from an entity owned by related parties on a month-to-month basis of which terms were amended by the Company’s Board of Directors in June 2016.  Rent expense amounted to $48,000 and $24,112 for the three months ended September 30, 2016 and 2015, respectively, and $144,000 and $72,336 for the nine months ended September 30, 2016 and 2015, respectively.  The Company also reimburses its landlord for office and building related (common area) expenses, equipment and certain other operational expenses, which have been insignificant to the condensed consolidated financial statements for the nine months ended September 30, 2016 and 2015.  The Company maintains deposits and other accounts at a bank which was less than 5%-owned by related parties through January 2016, and where a stockholder and Company director was previously a member of the bank’s board of directors through January 2016, and is now a member of its Corporate Advisory Council.

6.	COMMITMENTS AND CONTINGENCIES

General Legal Matters

The Company is and may become subject to certain legal proceedings and claims arising in connection with the normal course of its business.  In the opinion of management, there are currently no claims that would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

7.	SEGMENTS

The Company is engaged in the development and commercialization of human plasma and plasma-derived therapeutics. The Company also operates ADMA BioCenters, consisting of two FDA-licensed source plasma collection facilities located in Georgia .  The Company defines its segments as those business units whose operating results are regularly reviewed by the chief operating decision maker (“CODM”) to analyze performance and allocate resources. The Company’s CODM is its President and Chief Executive Officer.

The plasma collection centers segment includes the Company’s operations in Georgia.  The research and development segment includes the Company’s plasma development operations in New Jersey.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 AND 2015

Summarized financial information concerning reportable segments is shown in the following tables:

	Plasma
Three Months Ended	Collection	Research and
September 30, 2016	Centers	Development	Corporate	Consolidated

Revenues	$2,902,155	$-	$35,708	$2,937,863
Cost of product revenue	1,735,771	-	-	1,735,771
Gross profit	1,166,384	-	35,708	1,202,092
Loss from operations	(316,202)	(1,677,263)	(1,743,407)	(3,736,872)
Other expense, net	-	-	(594,367)	(594,367)
Net loss	(316,202)	(1,677,263)	(2,337,774)	(4,331,239)
Total assets	2,707,636	-	24,787,750	27,495,386
Depreciation and
amortization expense	103,493	-	13,815	117,308

	Plasma
Three Months Ended	Collection	Research and
September 30, 2015	Centers	Development	Corporate	Consolidated

Revenues	$1,821,229	$-	$31,184	$1,852,413
Cost of product revenue	1,112,782	-	-	1,112,782
Gross profit	708,447	-	31,184	739,631
Loss from operations	(505,711)	(2,111,505)	(2,046,982)	(4,664,198)
Other expense, net	-	-	(438,226)	(438,226)
Net loss	(505,711)	(2,111,505)	(2,485,208)	(5,102,424)
Total assets	3,074,076	-	24,749,954	27,824,030
Depreciation and
amortization expense	105,192	-	12,738	117,930

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 AND 2015

	Plasma
Nine Months Ended	Collection	Research and
September 30, 2016	Centers	Development	Corporate	Consolidated

Revenues	$7,226,368	$-	$107,125	$7,333,493
Cost of product revenue	4,346,433	-	-	4,346,433
Gross profit	2,879,935	-	107,125	2,987,060
Loss from operations	(1,177,371)	(7,104,864)	(5,104,023)	(13,386,258)
Other expense, net	-	-	(1,569,785)	(1,569,785)
Net loss	(1,177,371)	(7,104,864)	(6,673,808)	(14,956,043)
Total assets	2,707,636	-	24,787,750	27,495,386
Depreciation and
amortization expense	311,012	-	40,690	351,702

	Plasma
Nine Months Ended	Collection	Research and
September 30, 2015	Centers	Development	Corporate	Consolidated

Revenues	$4,596,490	$-	$68,962	$4,665,452
Cost of product revenue	2,808,726	-	-	2,808,726
Gross profit	1,787,764	-	68,962	1,856,726
Loss from operations	(1,571,366)	(5,019,138)	(4,792,636)	(11,383,140)
Other expense, net	-	-	(2,004,137)	(2,004,137)
Net loss	(1,571,366)	(5,019,138)	(6,796,773)	(13,387,277)
Total assets	3,074,076	-	24,749,954	27,824,030
Depreciation and
amortization expense	315,209	-	37,420	352,629

The “Corporate” column above includes general and administrative overhead expenses.  Total assets included in the “Corporate” column above includes assets related to corporate and support functions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2016 and 2015 and our Annual Report for the year ended December 31, 2015 on Form 10-K, filed with the U.S. Securities and Exchange Commission, or the SEC, on March 23, 2016.

Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  The forward-looking statements are only predictions and provide our current expectations or forecasts of future events and financial performance and may be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “will” or “should” or, in each case, their negative, or other variations or comparable terminology, though the absence of these words does not necessarily mean that a statement is not forward-looking.  Forward-looking statements include all matters that are not historical facts and include, without limitation, statements concerning our business strategy, outlook, objectives, future milestones, plans, intentions, goals, and future financial condition, including the period of time for which our existing resources will enable us to fund our operations.  Forward-looking statements also include our financial, clinical, manufacturing and distribution plans and our expectations and timing related to the U.S. Food and Drug Administration, or FDA, review and approval process and commercialization of RI-002.

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

•	the achievement of or expected timing, progress and results of clinical development, clinical trials and potential regulatory approvals,

•	our dependence upon one manufacturer for RI-002 and the effect any adverse events on such manufacturer could have on us or our business,

•	our dependence upon our third-party contract manufacturers and vendors,

•	our ability to obtain adequate quantities of FDA-approved normal source plasma and Respiratory Syncytical Virus, or RSV, high-titer plasma with proper specifications,

•	our plans to increase our supplies of plasma,

•	the potential indications for our product candidates,

•	potential investigational new product applications,

•	the acceptability of RI-002 for any purpose by physicians, patients or payers,

•	concurrence by FDA with our conclusions and the satisfaction by us of its guidance,

•	the comparability of results of RI-002 to other comparably run injectable immune globulin clinical trials,

•	the potential of RI-002 to provide meaningful clinical improvement for patients living with Primary Immune Deficiency Disease, or PIDD,

•	our intellectual property position, including our expectations of the scope of patent protection with respect to RI-002, or other future pipeline product candidates,

•	our manufacturing capabilities, third-party contractor capabilities and strategy,

•	our plans relating to manufacturing, supply and other collaborative agreements,

•	our estimates regarding expenses, capital requirements and needs for additional financing,

•	possible or likely reimbursement levels, if any, if and when RI-002 is approved for marketing,

•	estimates regarding market size, projected growth and sales as well as our expectations of market acceptance of RI-002; and

•	expectations for future capital requirements.

Pharmaceutical, biotechnology and medical device technology companies have suffered significant setbacks in advanced clinical trials, even after obtaining promising earlier trial results.  Data obtained from such clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval.  After gaining approval of a drug product, pharmaceutical and biotechnology companies face considerable challenges in marketing and distributing their products, and may never become profitable.  You should read carefully the factors described in the “Risk Factors” in our Annual Report for the year ended December 31, 2015 on Form 10-K as filed with the SEC on March 23, 2016, our Quarterly Report for the  quarter ended June 30, 2016 on Form 10-Q, as filed with the SEC on August 12, 2016, our Current Report on Form 8-K, as filed with the SEC on April 27, 2016 and in other filings with the SEC to better understand significant risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these factors, actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements in this report and you should not place undue reliance on any forward-looking statements.

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

Overview

We are a late-stage biopharmaceutical company that develops, manufactures, and intends to commercialize specialty plasma-based biologics for the proposed treatment of immune deficiencies and prevention of certain infectious diseases. Our targeted patient populations include immune-compromised individuals who suffer from an underlying immune deficiency disorder or who may be immune-suppressed for medical reasons. Our product candidates are intended to be used by physician specialists focused on caring for immune-compromised patients with or at risk for certain infectious diseases.

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

In the third quarter of 2015, the FDA accepted for review a BLA for RI-002 for the treatment of PIDD.  In July 2016, the FDA issued a CRL.  The CRL did not cite any concerns with the clinical safety or efficacy data for RI-002 submitted in the BLA, nor did the FDA request any additional clinical studies be completed prior to FDA approval of RI-002.  The FDA identified in the CRL, among other things, certain outstanding inspection issues and deficiencies at our third-party contract manufacturers and vendors and requested documentation of corrections for a number of those issues.  The FDA indicated in the CRL that it cannot grant final approval of the BLA until, among other things, these deficiencies are resolved.

We continue to collaborate with our third-party manufacturers and vendors to identify solutions to outstanding issues identified in the CRL.  We are currently preparing documentation for an additional submission to the FDA to address the CRL.  We, along with our vendors, are awaiting certain feedback from the FDA regarding previous submissions and we intend to provide a timeline for resubmission of our BLA for RI-002 as soon as practicable.  If RI-002 is approved by the FDA, we intend to commercialize RI-002 for the treatment of PIDD and explore alternative processes to evaluate and seek approval for RI-002 for additional indications, patient populations and uses.

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

We previously conducted a randomized, double-blind, placebo-controlled Phase II clinical trial to evaluate RI-001, RI-002’s predecessor product candidate, in immune-compromised, RSV-infected patients. This trial was conducted with 21 patients in the United States, Canada, Australia, and New Zealand. The Phase II dose-ranging trial demonstrated a statistically significant improvement in the change from baseline RSV titers to day 18 in the high dose and low dose treatment groups when compared with placebo (p=0.0043 and p=0.0268, respectively). The mean fold increase for high dose was 9.24 (95% CI 4.07, 21.02) and the observed mean fold increase for low dose was 4.85 (95% CI 2.22, 10.59). The mean fold change for placebo treated patients was 1.42 (95% CI 0.64, 3.17). In addition, more patients in the high dose (85.7%) and low dose (42.9%) groups experienced greater than a four-fold increase from baseline to day 18 in RSV titer levels compared to placebo (0%). There were no serious drug-related adverse events reported during the trial.

From April 2009 through February 2011, RI-001 was also administered to 15 compassionate use patients where physicians requested access to the product for treating their patients with documented lower respiratory tract RSV infections due to the fact that these patients had failed conventional therapeutic interventions.  Serum samples were obtained from 13 patients.  Samples showed that patients demonstrated a four-fold or greater rise in RSV antibody titers from baseline.  Serum samples were not obtained from two patients that received Palivizumab.  All 11 patients who received RI-001 within 4.2 days after the onset of the diagnosis of RSV survived.  The drug was well-tolerated in all 15 patients and there were no reports of serious adverse events attributable to RI-001.  Data from our Phase II clinical trial, compassionate use experience and data obtained from the evaluation of RI-002 in the infected cotton rat animal model has been presented at various conferences during 2014, 2015 and 2016.

Based on these results, we intend to evaluate RI-002 for the treatment of RSV patients following FDA approval, if received, for treatment of PIDD.

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

Financial Operations Overview

Revenues

Revenues for the three and nine months ended September 30, 2016 are comprised of product revenues from the sale of normal source human plasma collected from our plasma collection centers segment and license revenues attributable to the out-licensing of RI-002 to Biotest AG to market and sell in Europe and selected countries in North Africa and the Middle East.  In exchange for the out-licensing of RI-002, Biotest AG and Biotest, a subsidiary of Biotest AG, have provided us with certain financial payment and services in accordance with the related Biotest AG license agreement and is obligated to pay us certain amounts in the future if certain milestones are achieved.

Our product revenues are primarily attributable to two customers.  One customer accounts for greater than eighty percent and another customer accounts for greater than ten percent of our product revenues for the nine months ended September 30, 2016.  Product revenues  from the sale of human plasma collected at our FDA-licensed plasma collection centers are recognized at the time of transfer of title and risk of loss to the customer, which occurs, depending on the agreement with the customer, at the time of shipment or  at the time of delivery if we retain the risk of loss during shipment.  Revenue from license fees and research and development services rendered are recognized as revenue when the performance obligations under the terms of the license agreement have been completed.

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

The process of conducting preclinical studies, clinical trials and regulatory activities necessary to obtain FDA approval is costly and time consuming.  The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, the quality of the product candidate’s early clinical data, investment in the program, competition, regulatory, manufacturing capabilities and commercial viability.  As a result of the uncertainties discussed above, the uncertainties associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates.  Development timelines, probability of success and development costs vary widely.  R&D expenses for the three months ended September 30, 2016 decreased as compared to R&D expenses for the three months ended September 30, 2015 as a result of reduced testing and validation services related to RI-002 attributed to us managing costs after we received the CRL to our BLA for RI-002.  For the nine months ended September 30, 2016, R&D expenses increased as compared to R&D expenses for the nine months ended September 30, 2015, due to higher validation, testing and production costs related to RI-002 along with increased regulatory consulting services related to our BLA.  We anticipate that R&D expenses may continue to decrease throughout 2016 as a result of reduced testing and validation services related to RI-002 offset by increased costs related to regulatory activities in connection with the CRL. Once we have clarity for the timing of our expected BLA resubmission and anticipated RI-002 approval, we would then expect our R&D costs to increase.

General and Administrative Expenses

General and administrative, or G&A expenses, consist of wages, stock-based compensation, benefits for senior management and staff unrelated to R&D, legal fees, accounting and auditing fees, commercialization and marketing activities, information technology, investor relations fees, rent, maintenance and utilities, insurance, travel and other expenses related to the general operations of our business.  The decreased G&A expenses for the three months September 30, 2016 is attributed to us managing costs, primarily related to pre-launch commercialization and related activities, after we received the CRL.  For the nine months ended September 30, 2016, G&A increased as a result of higher marketing, commercial planning, increased headcount, wages and benefits for employees, including stock-based compensation and consulting expenses associated with commercialization activities.  We expect that our G&A expenses may continue to decrease modestly throughout 2016 as we continue to manage our costs through deferring  certain pre-launch, and commercial planning activities, while we focus on addressing the CRL.  Once we have clarity for the timing of our expected BLA resubmission and anticipated RI-002 approval, we would then expect our G&A costs to increase.

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

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Summary table

The following table presents a summary of the changes in our results of operations for the three months ended September 30, 2016 compared to the three months ended September 30, 2015:

	Three Months Ended		Percentage
	September 30,		Increase/
	2016	2015	(Decrease)
Revenues	$2,937,863	$1,852,413	59%
Cost of product revenue	$1,735,771	$1,112,782	56%
Research and development expenses	$1,677,263	$2,111,505	-21%
Plasma center operating expenses	$1,482,586	$1,214,158	22%
General and administrative expenses	$1,779,115	$2,078,166	-14%
Total operating expenses	$6,674,735	$6,516,611	2%
Other expense, net	$(594,367)	$(438,226)	36%
Net loss	$(4,331,239)	$(5,102,424)	-15%
Net loss in plasma collection segment	$(316,202)	$(505,711)	-37%
Net loss attributable to research and
development segment	$(1,677,263)	$(2,111,505)	-21%

Revenues

We recorded total revenues of $2,937,863 for the three months ended September 30, 2016 and $1,852,413 for the three months ended September 30, 2015.  Product revenue was $2,902,155 for the three months ended September 30, 2016, which is attributable to our plasma collection centers segment, derived from the sale of blood plasma collected at our FDA-licensed, GHA and MFDS certified Georgia-based blood plasma collection centers, compared to product revenue of $1,821,229 for the three months ended September 30, 2015.  Product revenue for the quarter ended September 30, 2016 was primarily attributable to sales made pursuant to our plasma supply agreement with Biotest under which Biotest purchases normal source plasma from ADMA BioCenters for their manufacturing, in addition to selling increased quantities of normal source plasma to a second customer.  The increase in product revenue of $1,080,926 was primarily attributable to increased plasma collections and sales from our Marietta, Georgia plasma center, which received FDA approval to sell human source plasma within the U.S. during the third quarter of 2015.  License and other revenue was $35,708 for the three months ended September 30, 2016 and $31,184 for the three months ended September 30, 2015 which relates to services and financial payments provided by Biotest and Biotest AG, in accordance with our license agreement.  We have not generated any revenue from our therapeutics research and development business.

Cost of Product Revenue

Cost of product revenue was $1,735,771 for the three months ended September 30, 2016, and $1,112,782 for the three months ended September 30, 2015.  The increase in cost of product revenues of $622,989 for the three months ended September 30, 2016 was directly related to the increase in product revenues for the three months ended September 30, 2016.

Research and Development Expenses

R&D expenses, which are attributable to our R&D segment, were $1,677,263 for the three months ended September 30, 2016, a decrease of $434,242 from $2,111,505 for the three months ended September 30, 2015.  The decrease in R&D expenses for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, was primarily attributable to managing our expenditures related to reduced validation and testing for RI-002 as a result of our receipt of the CRL.

Plasma Center Operating Expenses

Operating expenses for our plasma collection centers segment attributed solely to ADMA BioCenters were $1,482,586 for the three months ended September 30, 2016, an increase of $268,428 from $1,214,158 for the three months ended September 30, 2015.  These operating expenses consist of G&A overhead, comprised of: rent, maintenance, utilities, wages and benefits for center staff, plasma collection supplies, plasma transportation and storage (off-site), advertising and promotion expenses, and computer software fees related to donor collections.  The increase in expenses was primarily the result of increased plasma collections at our ADMA BioCenters Marietta collection facility, which received FDA approval during the third quarter of 2015.  The increased expenses include: higher costs in wages, rent, maintenance and plasma collection supplies during the third quarter of 2016 compared to the third quarter of 2015.  We expect that as plasma collection increases, our operating expenses will also increase accordingly.

General and Administrative Expenses

G&A expenses were $1,779,115 for the three months ended September 30, 2016, a decrease of $299,051 from $2,078,166 for the three months ended September 30, 2015.  The decrease in G&A expenses for the three months ended September 30, 2016, was a result of managing our expenditures through deferring certain commercial planning and market research activities related to the commercial development of RI-002 as a result of our receiving the CRL.

Total Operating Expenses

Total operating expenses were $6,674,735 for the three months ended September 30, 2016, an increase of $158,124 from $6,516,611 for the three months ended September 30, 2015, for the reasons stated above.

Other Income (Expense); Interest Expense

Other expense, net, was $594,367 for the three months ended September 30, 2016, compared to $438,226 for the three months ended September 30, 2015.  The increase of $156,141 is primarily related to increased interest expense due to an increase of $4,000,000 to our current debt in the second quarter of 2016, which includes debt discounts amortization for our new lender’s end of term fees, back end fees, value of warrants issued, facility and financing fees.

Net Loss

Net loss was $4,331,239 for the three months ended September 30, 2016, a decrease of $771,185 from $5,102,424 for the three months ended September 30, 2015 for the reasons stated above.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Summary table

The following table presents a summary of the changes in our results of operations for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015:

	Nine Months Ended		Percentage
	September 30,		Increase/
	2016	2015	(Decrease)
Revenues	$7,333,493	$4,665,452	57%
Cost of product revenue	$4,346,433	$2,808,726	55%
Research and development expenses	$7,104,864	$5,019,138	42%
Plasma center operating expenses	$4,057,306	$3,359,130	21%
General and administrative expenses	$5,211,148	$4,861,598	7%
Total operating expenses	$20,719,751	$16,048,592	29%
Other expense, net	$(1,569,785)	$(2,004,137)	-22%
Net loss	$(14,956,043)	$(13,387,277)	12%
Net loss in plasma collection segment	$(1,177,371)	$(1,571,366)	-25%
Net loss attributable to research and
development segment	$(7,104,864)	$(5,019,138)	42%

Revenues

We recorded total revenues of $7,333,493 for the nine months ended September 30, 2016 and $4,665,452 for the nine months ended September 30, 2015.  Product revenue was $7,226,368 for the nine months ended September 30, 2016, which is attributable to our plasma collection centers segment derived from the sale of human source plasma collected from our FDA-licensed, GHA and MFDS certified Georgia-based blood plasma collection centers, compared to product revenue of $4,596,490 for the nine months ended September 30, 2015.  The increase in product revenue of $2,629,878 was primarily attributable to increased plasma collections and sales from our Marietta, Georgia plasma center which received FDA approval to sell human source plasma within the U.S. during the third quarter of 2015.  Product revenue for the nine months ended September 30, 2016 was primarily attributable to sales made pursuant to our plasma supply agreement with Biotest under which Biotest purchases normal source plasma from ADMA BioCenters for their manufacturing, in addition to selling increased quantities of normal source plasma to a second customer.  License and other revenue was $107,125 for the nine months ended September 30, 2016 and $68,962 for the nine months ended September 30, 2015, which relates to services and financial payments provided by Biotest and Biotest AG in accordance with our license agreement.  We have not generated any revenue from our therapeutics research and development business.

Cost of Product Revenue

Cost of product revenue was $4,346,433 for the nine months ended September 30, 2016, and $2,808,726 for the nine months ended September 30, 2015.  The increased cost of product revenues of $1,537,707 for the nine months ended September 30, 2016 was directly related to the increase in product revenues for the nine months ended September 30, 2016.

Research and Development Expenses

R&D expenses, which are attributable to our R&D segment, were $7,104,864 for the nine months ended September 30, 2016, an increase of $2,085,726 from $5,019,138 for the nine months ended September 30, 2015.  R&D expenses increased during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, primarily attributable to an increase in validation, testing and production costs related to RI-002 and an increase in regulatory consulting fees.

Plasma Center Operating Expenses

Operating expenses for our plasma collection centers segment attributed solely to ADMA BioCenters were $4,057,306 for the nine months ended September 30, 2016, an increase of $698,176 from $3,359,130 for the nine months ended September 30, 2015.  These operating expenses consist of G&A overhead, comprised of: rent, maintenance, utilities, wages and benefits for center staff, plasma collection supplies, plasma transportation and storage (off-site), advertising and promotion expenses, and computer software fees related to donor collections.  The increase in expenses was primarily the result of increased plasma collections at our ADMA BioCenters Marietta collection facility, which received FDA approval during the third quarter of 2015.  The increased expenses include: higher costs in wages, rent, maintenance and plasma collection supplies during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.  We expect that as plasma collection increases, our operating expenses will also increase accordingly.

General and Administrative Expenses

G&A expenses were $5,211,148 for the nine months ended September 30, 2016, an increase of $349,550 from $4,861,598 for the nine months ended September 30, 2015.  G&A expenses primarily increased as a result of fees incurred for consulting services provided to us related to pre-launch, commercial planning, market research, along with increased rent expense, higher wages and benefits for employees, including stock-based compensation and consulting fees.

Total Operating Expenses

Total operating expenses were $20,719,751 for the nine months ended September 30, 2016, an increase of $4,671,159 from $16,048,592 for the nine months ended September 30, 2015, for the reasons stated above.

Other Income (Expense); Interest Expense

Other expense, net was $1,569,785 for the nine months ended September 30, 2016, compared to $2,004,137 for the nine months ended September 30, 2015.  The decrease of $434,352 is primarily related to a loss on extinguishment of debt of $719,097, which was recorded in the second quarter of 2015 for the refinancing of an existing loan with our new lender, Oxford Finance LLC, or Oxford, of which costs are comprised of a write-off of deferred financing costs, end of term fees and prepayment penalties for the repayment of debt to our prior lender, offset by increased interest expense due to an increase of $4,000,000 to our current debt in the second quarter of 2016, which includes debt discounts amortization for our new lender’s end of term fees, back end fees, value of warrants issued, facility and financing fees.

Net Loss

Net loss was $14,956,043 for the nine months ended September 30, 2016, an increase of $1,568,766 from $13,387,277 for the nine months ended September 30, 2015 for the reasons stated above.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $14,655,295 for the nine months ended September 30, 2016.  The net loss for this period was higher than net cash used in operating activities by $300,748, which was primarily attributable to increased inventories of $1,171,961 related to collection and purchases of normal source and RSV plasma, an increase in accounts receivable of $403,063 attributable to increased sales from our Marietta, Georgia plasma center which received FDA approval to sell human source plasma within the U.S. during the third quarter of 2015, an increase in prepaid expenses of $370,631 for vendor payments related to insurance premiums, prepayments to third-party manufacturing vendors for commercial manufacturing of RI-002, an increase in accounts payable of $689,366 related to contract manufacturing costs related to commercial lot production, and a decrease in accrued expenses of $143,586, offset by stock-based compensation of $996,088, and depreciation and amortization of $834,580.

Net cash used in operating activities was $11,340,195 for the nine months ended September 30, 2015.  The net loss for this period was higher than net cash used in operating activities by $2,047,082, which was primarily attributable to an increase in deferred revenue of $1,500,000 from a milestone payment received from Biotest after the BLA for RI-002 was filed with the FDA, increased inventories of $1,122,051 related to allocating additional plasma to inventory in preparation for commercial manufacturing activities anticipated in 2016, increases in accounts receivable of $816,654, related to sales of our normal source plasma, and decreases in accrued expenses of $218,580 related to payments made to vendors and service providers, offset by stock-based compensation of $1,221,662, a loss on extinguishment of debt of $719,097 attributable to the refinancing of previous debt with a new venture debt lender and depreciation and amortization of $614,755.

Net Cash Used in Investing Activities

Net cash used in investing activities was $4,721,900 for the nine months ended September 30, 2016, which was related to the purchase of short-term investments of $4,658,514 and $63,386 in purchases of computers and equipment.

Net cash used in investing activities was $7,142,255 for the nine months ended September 30, 2015, which was related to the increase in short-term investments of $7,111,686 and $30,569 in purchases of computers and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled $16,842,211 for the nine months ended September 30, 2016, which primarily consisted of $14,145,000 received from the issuance of common stock during the second quarter of 2016 offset by equity issuance costs of $1,244,459, $4,000,000 received from Oxford during the second quarter of 2016, offset by payment of debt issue costs to Oxford of $47,104 in addition to amortization of our leasehold improvement loan for our ADMA BioCenters subsidiary.

Net cash provided by financing activities totaled $10,461,187 for the nine months ended September 30, 2015, which primarily consisted of $16,000,000 received from the loan from Oxford during the second quarter of 2015, and $10,306,606 received from the issuance of common stock during the first quarter of 2015, offset by the $15,300,781 related to the repayment of our debt, a prepayment premium of $229,512, debt issue costs to Oxford of $172,363 and an end of term fee payment of $132,500 in addition to amortization of our leasehold improvement loan for our ADMA BioCenters wholly-owned subsidiary.

Liquidity and Capital Resources

Overview

We have had limited revenue from operations and we have incurred cumulative losses of $102.4 million since inception.  We have funded our operations to date primarily from equity investments, loans from venture debt lenders and loans from our primary stockholders.  During May 2016, we completed an underwritten public offering of our common stock and we received net proceeds of approximately $12.9 million.  In May 2016, we amended our Loan and Security Agreement, or LSA, with Oxford and borrowed an additional $4.0 million.  In March 2015, we received net cash proceeds of approximately $10.2 million from an underwritten public offering from the sale of our common stock.  In October 2013, we received net cash proceeds of approximately $26.6 million from our Initial Public Offering, or IPO.  In various financings since 2012, we received a total of $20.0 million from venture debt lenders.  In February 2012, we received net cash proceeds of approximately $15.3 million from a private placement of our common stock.

As of September 30, 2016, we had working capital of $20.6 million, consisting primarily of $7.9 million of cash and cash equivalents, $11.0 million of short-term investments, $4.6 million of inventories, $1.3 million of accounts receivable, and $0.5 million of prepaid expenses, offset by $2.8 million of accounts payable, $1.8 million of accrued expenses and $0.1 million of deferred revenue.  See also “Future Financing Needs” below.

 Future Financing Needs

We expect to continue to spend substantial amounts of capital on product development, including commercialization activities, procuring raw material plasma, manufacturing, regulatory, consulting fees in connection with our BLA and the potential approval of RI-002, conducting potential future studies and/or clinical trials for our product candidates and purchasing clinical trial materials from our suppliers.  Based upon our projected revenue and expenditures for 2016 and 2017, including the ongoing regulatory activities associated with pursuing the BLA for RI-002, implementation of our planned potential commercialization and expansion activities, we currently believe that our cash, cash equivalents, short-term investments and accounts receivable as of the date of this report are sufficient to fund our operations, as currently conducted, into the second half of 2017.  This time frame may change based upon our interactions with FDA, potential timing of our commercial manufacturing scale up activities, our generation of future revenue, how aggressively we execute on our regulatory strategy and/or commercial initiatives and when the FDA approves our BLA for RI-002, if at all.

We cannot predict with certainty that we will not need to raise additional funds in the future or when we will reach profitability, if at all.  Furthermore, if our assumptions underlying our estimated expenses, the timing of FDA resubmission or approval for RI-002 and generation of revenues from RI-002 are incorrect, we may have to raise additional capital sooner than anticipated.  Due to numerous risks and uncertainties associated with the research and development and potential future commercialization of our product candidate, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our development activities.  Our current estimates may be subject to change as circumstances regarding our business requirements evolve. We may decide to raise capital through public or private equity offerings, such financings may only be available on unattractive terms, resulting in significant dilution of stockholders’ interests and, in such event, the value and potential future market price of our common stock may decline, or we may decide to obtain debt financings or a bank credit facility or to enter into corporate collaboration and licensing arrangements.  Other than our option to borrow an additional $5.0 million through our current LSA with Oxford, as amended, based upon receiving BLA approval by the FDA for RI-002 no later than January 31, 2017, we do not have any existing commitments for future external funding.  The sale of additional equity or debt securities, if convertible, could result in dilution to our current stockholders.  The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations or other future financing alternatives.  Additional equity or debt financing, grants, or corporate collaboration and potential licensing arrangements may not be available on acceptable terms, if at all.

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which provides for simplification of certain aspects of employee share-based payment accounting including income taxes, classification of awards as either equity or liabilities, accounting for forfeitures and classification on the statement of cash flows. ASU 2016-09 will be effective for us in the first quarter of 2017 and will be applied either prospectively, retrospectively or using a modified retrospective transition approach depending on the area covered in this update. We are currently in the process of assessing the impact of ASU 2016-09 on our condensed consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. ASU 2016-02 requires modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the impact the standard may have on our condensed consolidated financial statements and related disclosures.

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

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. We adopted ASU 2015-03 in our second quarter 2015 condensed consolidated financial statements and recast the prior period balances to conform to the current period presentation.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” The FASB believes that requiring management to perform the assessment will enhance the timeliness, clarity, and consistency of related disclosures and improve convergence with International Financial Reporting Standards, or IFRS (which emphasize management’s responsibility for performing the going-concern assessment). However, the time horizon for the assessment (look-forward period) and the disclosure thresholds under Accounting Principles Generally Accepted in the United States of America, or GAAP, and IFRSs will continue to differ. This guidance is effective for annual reporting periods ending after December 15, 2016, and for annual periods and interim periods thereafter, with early adoption permitted. We do not anticipate that the adoption of this standard will have a material impact on our financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires that an entity recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to its customers.  In order to achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This update will replace existing revenue recognition guidance under GAAP, when it becomes effective for us beginning January 1, 2018, with early adoption permitted in the first quarter of 2017. The updated standard will permit the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact of this update on our condensed consolidated financial statements.

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

We account for stock options granted to non-employees on a fair value basis using the Black-Scholes option pricing method.  The noncash charge to operations for non-employee options with vesting is revalued at the end of each reporting period based upon the change in the fair value of the options and amortized to consulting expense over the related contract service period.

For purposes of valuing stock options granted to our employees, non-employees and directors and officers through the three and nine months ended September 30, 2016, we used the Black-Scholes option pricing model.  We did not grant options during the three months ended September 30, 2016 and we granted options to purchase an aggregate of 100,984 shares of common stock during the nine months ended September 30, 2016.  To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of the grant with a term consistent with the expected term of our awards.  The expected term of the options granted is in accordance with Staff Accounting Bulletins 107 and 110, which is based on the average between vesting terms and contractual terms.  The expected dividend yield reflects our current and expected future policy for dividends on our common stock.  The expected stock price volatility for our stock options was calculated by examining the pro rata historical volatilities for similar publicly traded industry peers and the trading history for our common stock.  We will continue to analyze the expected stock price volatility and expected term assumptions.  We have not experienced any material forfeitures of stock options and, as such, have not established a forfeiture rate since the stock options currently outstanding are primarily held by our senior management and directors.  We will continue to evaluate the effects of such future potential forfeitures, as they may arise, to evaluate our estimated forfeiture rate.

Research and Development Costs

Our expenses include all R&D costs as incurred, of which such expenses include costs associated with planning and conducting clinical trials, regulatory consulting and filing fees, testing, validation and production of RI-002 prior to regulatory approval and the disposition of plasma and equipment for which there is no alternative future use.

Revenue Recognition

Depending on the agreement with the customer, product revenues from the sale of human plasma collected by ADMA BioCenters are recognized at the time of transfer of title and risk of loss to the customer, which usually occurs at the time of shipment. Product revenues are recognized at the time of delivery if we retain the risk of loss during shipment.  Our product revenues are substantially attributable to two customers. One customer accounts for greater than eighty percent and another customer accounts for greater than ten percent of our product revenues for the nine months ended September 30, 2016.  Revenue from license fees and research and development services rendered are recognized as revenue when the performance obligations under the terms of the license agreement with Biotest AG have been completed.  During the third quarter of 2015, we recorded deferred revenue of $1.5 million in accordance with the Biotest AG license agreement for the payment we received from Biotest after our BLA was filed with the FDA.  Deferred revenue of $1.7 million was recorded in 2013 as a result of certain research and development services provided in accordance with the Biotest AG license agreement.  Deferred revenue is recognized over the term of the license.  Deferred revenue is amortized into income for a period of approximately 20 years, the term of the Biotest AG license agreement.

Accounting for Loan and Security Agreement

On June 19, 2015, we entered into a  LSA with Oxford for up to $21.0 million and refinanced our then existing debt.  The first tranche of $16.0 million from the Oxford loan was primarily used to repay our existing debt and the remaining $5.0 million is available at our option upon RI-002’s BLA being approved from the FDA no later than January 31, 2017, which funding would also extend our interest only period for an additional six months pursuant to the May 2016 amendment to the LSA.  The LSA bears interest at a rate per annum equal to the greater of (i) 7.80% and (ii) the sum of (a) the three (3) month U.S. LIBOR rate (as reported in The Wall Street Journal) on the date occurring on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 7.54% on the outstanding principal balance.  We are obligated to begin to repay the principal over 36 months beginning February 1, 2017, unless accelerated as a result of certain events of default.  A final payment equal to 8.95% of the funded loan amount is due at the earlier of loan maturity or prepayment.  In the event of the six-month interest only extension, the final payment will be 9.95% of the funded loan, which shall also be due at the earlier of loan maturity or prepayment. In the event we prepay any of the term loans for any reason, we are obligated to pay a prepayment charge corresponding to a percentage of the principal amount of the term loan prepaid, with such percentage being: 3.0% if prepayment occurs through the first anniversary of its funding, 2.0% if prepayment occurs after the first anniversary through the second anniversary of the applicable funding date, and 1.0% if prepayment occurs after the second anniversary of its funding date and prior to its maturity date.  All term loans mature no later than January 1, 2020.  The loans are secured by our assets, except for our intellectual property (which is subject to a negative pledge).  The LSA contains customary representations, warranties and covenants, including limitations on incurring indebtedness, engaging in mergers or acquisitions and making investments, distributions or transfers.

In connection with the LSA, on June 19, 2015, we issued to Oxford a seven-year warrant, expiring on June 19, 2022, to purchase 74,309 shares of common stock at an exercise price of $8.51 per share.  We recorded $367,700 as the fair value of the warrant to additional paid-in capital and as a debt discount to the carrying value of the loan.  The key assumptions used to value the warrants included, volatility of 57% on our common stock based upon a pro rata percentage of our common stock’s volatility and similar public companies’ volatilities for comparison, an expected dividend yield of 0.0%, a risk-free interest rate of 1.99% and a term of seven years.  As a result of prepaying our prior loan before maturity, we incurred a loss on extinguishment of debt of $0.7 million comprised of debt issuance costs, debt discount related to the warrants issued to our prior lender, along with a prepayment penalty.

In May 2016, we entered into an amendment to our LSA with Oxford, pursuant to which we borrowed an additional $4.0 million, as an extension to the original LSA entered into on June 19, 2015, which brings the total principal borrowed to $20.0 million.  In connection therewith, we issued warrants to purchase an aggregate of up to 24,800 shares of our common stock at an exercise price equal to $6.37, which will expire seven years after their issuance on May 13, 2023.  We paid a total facility fee of $125,000, consisting of $105,000 previously paid and an additional $20,000 paid on the date the $4.0 million loan was funded.

Off-Balance Sheet Arrangements

We have entered into leases for our ADMA BioCenters’ facilities in Norcross, Georgia and Marietta, Georgia.  The Norcross, Georgia lease expires on September 30, 2023, and the Marietta, Georgia lease expires on January 31, 2024.  There is a total minimum rent due under these leases of $2.7 million through the end of the lease terms.

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

As of the end of the nine months ended September 30, 2016, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures.  Based on such evaluation of our disclosure controls and procedures, management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were effective as of September 30, 2016.

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

Item 1A.	Additional Risk Factors.

There have been no material changes from the risk factors we previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report for the year ended December 31, 2015 on Form 10-K as filed with the SEC on March 23, 2016, our Current Report on Form 8-K, as filed with the SEC on April 27, 2016 and our Quarterly Report for the quarter ended June 30, 2016 on Form 10-Q, as filed with the SEC on August 12, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

See the Exhibit Index immediately following the Signature Page of this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADMA Biologics, Inc.

Date: November 10, 2016	By:	/s/ Adam S. Grossman
Name: Adam S. Grossman
Title: President and Chief Executive Officer

Date: November 10, 2016	By:	/s/ Brian Lenz
Name: Brian Lenz
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1
Amended and Restated Agreement for Shared Services Agreement,
between ADMA Biologics, Inc. and Areth LLC, dated August 12, 2016
(incorporated herein by reference to the Company’s Quarterly Report on
Form 10-Q filed on August 12, 2016 (File No. 001-36728)).

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
101
The following materials from ADMA Biologics, Inc. Form 10-Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015,  (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity for the nine months ended September 30, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.