Form 10-Q
period 2017-03-31
ADMA BIOLOGICS, INC.
filed 2017-05-12
CIK 1368514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The number of shares outstanding of the issuer’s common stock as of May 12, 2017 was 12,886,741.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

i

Special Note Regarding Forward-Looking Statements

Some of the information in this quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements include, among others, statements about:

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

ii

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

These statements may be found under the “Risk Factors“ and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this quarterly report on Form 10-Q. Forward-looking statements typically are identified by the use of terms such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to the factors referenced above.

In addition to the foregoing, you should also consider carefully the statements under the section entitled “Risk Factors” and other sections of this quarterly report on Form 10-Q, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations or any changes in events, conditions or circumstances on which any such statement is based, except as required by law.

iii

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARies

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)	(Note 2)
ASSETS
Current Assets:
Cash and Cash Equivalents	$8,542,928	$9,914,867
Short-Term Investments	245,000	5,390,184
Accounts Receivable	839,938	1,018,027
Inventories	5,308,492	5,020,146
Prepaid Expenses	746,846	313,914
Total Current Assets	15,683,204	21,657,138
Property and Equipment at Cost, Net	1,882,151	2,000,784
Other Assets:
Deposits	29,563	27,163
Total Other Assets	29,563	27,163
TOTAL ASSETS	$17,594,918	$23,685,085
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts Payable	$3,904,445	$2,564,681
Accrued Expenses	2,224,719	2,385,356
Current Portion of Note Payable	6,666,667	6,111,111
Current Portion of Deferred Revenue	145,154	145,154
Current Portion of Leasehold Improvement Loan	16,935	16,559
Total Current Liabilities	12,957,920	11,222,861
Notes Payable, Net of Debt Discount	10,845,226	12,321,640
End of Term Liability, Notes Payable	1,790,000	1,790,000
Deferred Revenue, Net of Current Portion	2,654,325	2,690,033
Deferred Rent Liability	90,476	98,116
Leasehold Improvement Loan, Net of Current Portion	15,319	19,697
TOTAL LIABILITIES	28,353,266	28,142,347
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY
Preferred Stock $0.0001 par value 10,000,000 shares authorized, and 0 shares issued and outstanding as of March 31, 2017
and December 31, 2016, respectively	—	—
Common Stock $0.0001 par value 75,000,000 shares
authorized, and 12,886,741 shares issued and outstanding
as of March 31, 2017 and December 31, 2016, respectively	1,289	1,289
Additional Paid-In Capital	102,712,144	102,476,267
Accumulated Deficit	(113,471,781)	(106,934,818)
TOTAL STOCKHOLDERS' DEFICIENCY	(10,758,348)	(4,457,262)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$17,594,918	$23,685,085

See Notes to (Unaudited) Condensed Consolidated Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2017	2016

REVENUES:
Product revenue	$2,593,163	$2,088,178
License and other revenue	35,708	35,708
Total Revenues	2,628,871	2,123,886

OPERATING EXPENSES:
Cost of product revenue	1,616,287	1,266,421
Research and development	1,192,727	2,027,712
Plasma centers	1,479,476	1,280,419
General and administrative	4,277,384	1,707,870
TOTAL OPERATING EXPENSES	8,565,874	6,282,422

LOSS FROM OPERATIONS	(5,937,003)	(4,158,536)

OTHER INCOME(EXPENSE):
Interest income	18,568	13,508
Interest expense	(618,528)	(467,441)
OTHER EXPENSE,NET	(599,960)	(453,933)

NET LOSS	$(6,536,963)	$(4,612,469)

NET LOSS PER COMMON SHARE,
Basic and Diluted	$(0.51)	$(0.43)

WEIGHTED AVERAGE SHARES
OUTSTANDING, Basic and Diluted	12,886,741	10,710,587

See Notes to (Unaudited) Condensed Consolidated Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN

STOCKHOLDERS’ DEFICIENCY

(Unaudited)

For the Three Months Ended March 31, 2017

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance - December 31, 2016	12,886,741	$1,289	$102,476,267	$(106,934,818)	$(4,457,262)
Stock-based compensation	—	—	235,877	—	235,877
Net loss	—	—	—	(6,536,963)	(6,536,963)
Balance - March 31, 2017	12,886,741	$1,289	$102,712,144	$(113,471,781)	$(10,758,348)

See Notes to (Unaudited) Condensed Consolidated Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,536,963)	$(4,612,469)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	118,062	118,393
Loss on disposal of fixed assets	4,155	—
Stock-based compensation	235,877	422,180
Amortization of debt discount	190,253	133,547
Amortization of license revenue	(35,708)	(35,709)
Changes in operating assets and liabilities:
Accounts receivable	178,089	(19,482)
Inventories	(288,346)	(603,466)
Prepaid expenses	(432,932)	(633,883)
Other assets	(2,400)	—
Accounts payable	1,339,764	377,061
Accrued expenses	(160,637)	(306,462)
Deferred rent liability	(7,640)	(7,640)
Net cash used in operating activities	(5,398,426)	(5,167,930)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of short-term investments	5,145,184	3,673,199
Purchase of property and equipment	(3,584)	(17,437)
Net cash provided by investing activities	5,141,600	3,655,762
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on note payable	(1,111,111)	—
Payments of leasehold improvement loan	(4,002)	(3,659)
Net cash used in financing activities	(1,115,113)	(3,659)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,371,939)	(1,515,827)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	9,914,867	10,440,959
CASH AND CASH EQUIVALENTS - END OF PERIOD	$8,542,928	$8,925,132

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$424,470	$328,223
Supplemental Disclosure of Noncash Financing Activities:
Accrued equity issuance costs	$—	$3,554

See Notes to (Unaudited) Condensed Consolidated Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

1.	ORGANIZATION AND BUSINESS

ADMA Biologics, Inc. (“ADMA” or the “Company”) is a late stage biopharmaceutical company that develops, manufactures, and intends to commercialize specialty plasma-based biologics for the proposed treatment of immune deficiencies and prevention of certain infectious diseases. The Company’s targeted patient populations include immune-compromised individuals who suffer from an underlying immune deficiency disease or who may be immune-suppressed for medical reasons. Our product candidates are intended to be used by physician specialists focused on caring for immune-compromised patients with or at risk for certain infectious diseases. ADMA also operates through its wholly-owned subsidiary, ADMA Bio Centers Georgia, Inc. (“ADMA BioCenters”), a source plasma collection business with U.S. Food and Drug Administration (“FDA”) approved facilities in Norcross, Georgia and Marietta, Georgia. Each facility holds certifications from the German Health Authority (“GHA”) and the Korean Ministry of Food and Drug Safety (“MFDS”). ADMA BioCenters supplies ADMA with a portion of its raw material plasma for the manufacture of RI-002, ADMA’s lead product candidate, which the Company is currently developing for the treatment of Primary Immune Deficiency Disease (“PIDD”). A Biologics License Application (“BLA”) for RI-002 was submitted to the FDA and accepted for review during the third quarter of 2015. In July 2016, the FDA issued a Complete Response Letter (“CRL”) to the Company for its BLA for RI-002. The CRL did not cite any concerns with the clinical safety and efficacy data for RI-002, nor did the FDA request any additional clinical studies be completed prior to FDA approval of RI-002. The FDA identified in the CRL, among other things, certain outstanding inspection issues and deficiencies at ADMA’s third-party contract manufacturers and vendors and requested documentation of corrections for a number of those issues. The FDA indicated in the CRL that it cannot grant final approval of the BLA until, among other things, these deficiencies are resolved. Since receiving the CRL, the Company has worked diligently with its contract fill and finisher as well as the contract testing laboratory. The Company has also continued to work with its third-party contract manufacturer, Biotest Pharmaceuticals Corporation (“BPC ” or “Seller”), and on January 21, 2017, the Company signed a definitive acquisition agreement to acquire certain manufacturing and therapy-related assets from Biotest in Boca Raton, Florida, a wholly-owned subsidiary of Biotest Aktiengesellschaft (“Biotest”), in efforts to address the CRL and remediate the outstanding warning letter at the manufacturing facility. The acquisition of certain manufacturing and therapy-related assets of Biotest (the “Proposed Acquisition”) is anticipated to close in June 2017. The Company and its vendors are awaiting certain feedback from the agency on submissions already made and the Company intends to provide a timeline for resubmission of the BLA for RI-002 as soon as practicable.

In May 2016, the Company completed an underwritten public offering of its common stock, raising gross proceeds of approximately $14.1 million, and subsequently borrowed an additional $4.0 million under its Loan and Security Agreement (“LSA”) with Oxford Finance LLC (“Oxford”), which brought the total principal borrowed to $20.0 million (See Footnote 3).

As of March 31, 2017, the Company had working capital of $2.7 million, consisting primarily of $8.5 million of cash and cash equivalents, $0.3 million of short-term investments, $0.8 million of accounts receivable, $5.3 million of inventories, and $0.7 million of prepaid expenses, offset primarily by the current portion of note payable due to Oxford of $6.7 million, $3.9 million of accounts payable, $2.2 million of accrued expenses and $0.1 million of deferred revenue. Based upon the Company’s projected revenue and expenditures for 2017, including the fees associated with the Proposed Acquisition of certain BPC assets, regulatory and consulting fees for RI-002 associated with third-party manufacturers and ongoing discussions with the FDA, continuing implementation of the Company’s commercialization and expansion activities and certain other assumptions, management currently believes that its cash, cash equivalents, short-term investments, projected revenue and accounts receivable are sufficient to fund ADMA’s operations, as currently conducted, into the second half of 2017. These estimates may change based upon the timing of the closing of the Proposed Acquisition of certain BPC assets, whether or when the FDA approves RI-002, the timing of any required commercial manufacturing scale up activities or if any other assumptions of the Company change. This timing may also change based upon the timing of the completion of the Proposed Acquisition, anticipated in June 2017. Upon the closing of the Proposed Acquisition, BPC will be providing funds to ADMA consisting of: $12.5 million in funding, $15.0 million in debt financing and an additional $12.5 million commitment towards a future equity financing is expected to be sufficient to fund operations into the first quarter of 2018. There is no assurance that we will be able to successfully close on the Proposed Acquisition. Other than the funding to be provided by BPC, the Company does not currently have arrangements to obtain additional financing. Furthermore, if the Company’s assumptions underlying its estimated expenses and revenues are incorrect, it may have to raise additional capital sooner than anticipated. Due to numerous risks and uncertainties associated with the research and development and potential future commercialization of its product candidate, the Company is unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with its development activities. The Company’s current estimates may be subject to change as circumstances regarding its business requirements evolve. The Company may decide to raise capital through public or private equity offerings or debt financings, or obtain a bank credit facility or corporate collaboration and licensing arrangements. The Company does not have any existing commitments for future external funding. The sale of additional equity or debt securities, if convertible, could result in dilution to the Company’s stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict the Company’s operations or other financing alternatives. Additional equity or debt financing, grants, or corporate collaboration and potential licensing arrangements may not be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate the Company’s research and development programs, reduce the Company’s planned clinical trials and delay or abandon potential commercialization efforts of the Company’s lead or other product candidates. The Company has reported losses since inception in June 2004 through March 31, 2017 of $113.5 million. Management believes that the Company will continue to incur net losses and negative net cash flows from operating activities to fund its research and development, commercial programs and meet its obligations on a timely basis through the foreseeable future. As such, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts and the classification of liabilities that might be necessary from the outcome of this uncertainty.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

ADMA’s long-term liquidity will be dependent upon on its ability to raise additional capital, to fund its research and development and commercial programs and meet its obligations on a timely basis. If ADMA is unable to successfully raise sufficient additional capital, it will likely not have sufficient cash flow and liquidity to fund its business operations, forcing ADMA to curtail activities and potentially significantly reduce, or potentially cease, operations. Even if ADMA is able to raise additional capital, such financings may only be available on unattractive terms, resulting in significant dilution of stockholders’ interests and, in such event, the value and potential future market price of its common stock may decline.

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

The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) which in the opinion of management are necessary to present fairly the condensed consolidated financial position of the Company and its wholly-owned subsidiaries as of March 31, 2017 and their results of operations for the three months ended March 31, 2017 and 2016, changes in stockholders’ deficiency for the three months ended March 31, 2017 and cash flows for the three months ended March 31, 2017 and 2016. The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim periods or for the full year. These interim financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report for the year ended December 31, 2016 on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2017. The accompanying condensed consolidated balance sheet as of December 31, 2016, was derived from the 2016 audited consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

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

Inventories

Plasma inventories (both plasma intended for resale and plasma intended for internal use in the Company's research and development and future anticipated commercialization activities of which certain quantities are labeled as normal source and Respiratory Syncytial Virus (“RSV”), high titer) are carried at the lower of cost or market value determined by the first-in, first-out method. Research and development plasma used in clinical trials was processed to a finished product and subsequently expensed to research and development. Inventory at March 31, 2017 and December 31, 2016 consists of high titer RSV plasma and normal source plasma.

Revenue recognition

Depending on the agreement with the customer, product revenues from the sale of human plasma collected at the Company’s plasma collection centers are recognized at the time of transfer of title and risk of loss to the customer, which occurs at the time of shipment. Product revenues are recognized at the time of delivery if the Company retains the risk of loss during shipment. For the three months ended March 31, 2017, two of the Company’s customers, SK Plasma Co., Ltd. (“SK”) and BPC, represented 98% of the Company’s total revenues, with BPC representing approximately 81% of the Company’s total revenues and SK representing approximately 17% of the Company’s total revenues.

Revenue from license fees and research and development services rendered are recognized as revenue when the performance obligations under the terms of the license agreement have been completed.

Revenues for the three months ended March 31, 2017 are comprised of product revenues from the sale of normal source human plasma collected from the Company’s plasma collection centers segment and license and other revenues are primarily attributable to the out-licensing of RI-002 to Biotest to market and sell in Europe and selected countries in North Africa and the Middle East. Biotest and BPC, a subsidiary of Biotest, have provided the Company with certain services and financial payments in accordance with the related Biotest license agreement and is obligated to pay the Company certain amounts in the future if certain milestones are achieved. Deferred revenue is recognized over the term of the Biotest license. Deferred revenue is amortized into income for a period of approximately 20 years, the term of the Biotest license agreement.

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

Diluted net loss per share is calculated by dividing net loss attributable to common stockholders as adjusted for the effect of dilutive securities, if any, by the weighted average number of common stock and dilutive common stock outstanding during the period. Potential common stock includes the shares of common stock issuable upon the exercise of outstanding stock options and warrants (using the treasury stock method). Potential common stock in the diluted net loss per share computation is excluded to the extent that it would be anti-dilutive. No potentially dilutive securities are included in the computation of any diluted per share amounts as the Company reported a net loss for all periods presented. The aggregate number of potentially dilutive securities upon the exercise of outstanding warrants and stock options was 1.9 million and 1.8 million as of March 31, 2017 and 2016, respectively.

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

During the three months ended March 31, 2017 and 2016, the Company granted stock options to purchase 182,000 and 85,984 shares of common stock, respectively, to its directors and employees.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU No. 2017-01, Business Combinations – Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard introduces a screen for determining when assets acquired are not a business and clarifies that a business must include, at a minimum, an input and a substantive process that contribute to an output to be considered a business. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company does not expect this new guidance to have a material impact on its condensed consolidated financial statements.

In March 2016, the FASB, issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which provides for simplification of certain aspects of employee share-based payment accounting including income taxes, classification of awards as either equity or liabilities, accounting for forfeitures and classification on the statement of cash flows. The Company adopted this standard in the first quarter of 2017 and the adoption of this standard did not have a material impact on its condensed consolidated financial statements for the first quarter of 2017.

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments, which includes amendments that require an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this ASU require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the changes to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this ASU require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of the ASU with earlier application permitted for financial statements that have not yet been made available for issuance. The Company adopted this standard and evaluated the impact the standard may have on its condensed consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The standard requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market (market in this context is defined as one of three different measures, one of which is net realizable value). The Company adopted this standard in the first quarter of 2017 and the adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements for the first quarter of 2017.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” The FASB believes that requiring management to perform the assessment will enhance the timeliness, clarity, and consistency of related disclosures and improve convergence with International Financial Reporting Standards (“IFRS”) (which emphasize management’s responsibility for performing the going-concern assessment). However, the time horizon for the assessment (look-forward period) and the disclosure thresholds under GAAP and IFRSs will continue to differ. The Company adopted this standard as of December 31, 2016 and the adoption of this standard did not have a material impact on its condensed consolidated financial statements for the first quarter of 2017.

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (Unaudited) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

3.	DEBT

Loan and Security Agreement

On June 19, 2015, the Company entered into an LSA with Oxford for up to $21.0 million of debt financing in two term loan tranches. The first term loan tranche of $16.0 million from the LSA (the “Term A Loan”) was primarily used to repay the Company’s previous debt facility with Hercules Technology Growth Capital, Inc. dated December 2012.

The outstanding term loans bear interest at a rate per annum equal to the greater of (i) 7.80% and (ii) the sum of (a) the three-month U.S. LIBOR rate (as reported in The Wall Street Journal) on the date occurring on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 7.54% on the outstanding principal balance. The effective interest rate for the loan tranche of $16.0 million, including backend fees is 11.40%. The Company began repaying the principal balance on February 1, 2017 for a period of 36 months, unless accelerated as a result of certain events of default. A final payment equal to 8.95% of the funded loan amount is due at the earlier of loan maturity or prepayment. All term loans mature no later than January 1, 2020. The loans are secured by the Company’s assets, except for its intellectual property (which is subject to a negative pledge). The LSA contains customary representations, warranties and covenants, including limitations on incurring indebtedness, engaging in mergers or acquisitions and making investments, distributions or transfers.

In connection with the entry into the LSA, on June 19, 2015, the Company issued to Oxford a seven-year warrant, expiring on June 19, 2022, to purchase 74,309 shares of common stock at an exercise price of $8.51 per share. The Company recorded $367,700 as the fair value of the warrant to additional paid-in capital and as a debt discount to the carrying value of the loan. The key assumptions used to value the warrants included: (i) volatility of 57% on the Company’s common stock based upon a pro rata percentage of the Company’ common stock’s volatility and similar public companies’ volatilities for comparison; (ii) an expected dividend yield of 0.0%; (iii) a risk-free interest rate of 1.99%; and (iv) a term of seven years.

In May 2016, the Company amended the LSA with Oxford (the “Amended LSA”) which provided ADMA with an additional $4.0 million term loan (the “Term B Loan”), the availability of which was conditioned on completing an equity financing of its common stock of at least $10.0 million in gross proceeds no later than May 31, 2016. On May 3, 2016, the Company completed an underwritten public offering of its common stock, raising gross proceeds of approximately $14.1 million and subsequently borrowed the additional $4.0 million from Oxford under the Amended LSA, which brings the total principal amount borrowed to $20.0 million. The effective interest rate for the loan tranche of $4.0 million, including backend fees is 13.04%.

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

Pursuant to the Amended LSA, (i) the Company paid a total facility fee of $125,000, consisting of $105,000 previously paid and an additional $20,000 paid on the date the Term B Loan was funded; (ii) certain adjustments were made to the time periods for any applicable prepayment fees; and (iii) certain defined terms were adjusted, including a new February 1, 2017 amortization date. The Amended LSA further provides for customary representations, warranties and covenants for the Company. Except as otherwise amended, the Amended LSA does not alter the terms of the LSA.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

In connection with the Amended LSA, on May 13, 2016, the Company issued to Oxford a seven-year warrant, expiring on May 13, 2023, to purchase 24,800 shares of common stock at an exercise price of $6.37 per share, equal to 3.95% of the amount drawn of such tranche, divided by the average reported closing price per share of common stock for the consecutive 10 trading days prior to the applicable draw in accordance with the Company’s drawdown of the Term B Loan. The Company recorded $86,300 as the fair value of the warrant to additional paid-in capital and as a debt discount to the carrying value of the loan. The key assumptions used to value the warrants included: volatility of 53.5% on the Company’s common stock based upon a pro rata percentage of the Company’s common stock’s volatility and similar public companies’ volatilities for comparison, an expected dividend yield of 0.0%, a risk-free interest rate of 1.51% and a term of seven years.

A summary of the Oxford loan balance is as follows:

	As of:	As of:
	March 31, 2017	December 31, 2016
Gross proceeds	$20,000,000	$20,000,000
Paydown of principal balance	(1,111,111)	—
	18,888,889	20,000,000
Less: debt discount, net
End of term fee	(1,026,468)	(1,155,157)
Warrants	(218,777)	(257,201)
Financing fees	(131,751)	(154,891)
Note payable	$17,511,893	$18,432,751

4.	STOCKHOLDERS’ EQUITY

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
Expected term	5.8 - 6.3 years	5.8 - 6.3 years
Volatility	64%	52%
Dividend yield	0.0	0.0
Risk-free interest rate	2.29%	1.75-1.79%

The weighted average remaining contractual life of stock options outstanding and expected to vest at March 31, 2017 is 6.5 years. The weighted average remaining contractual life of stock options exercisable at March 31, 2017 is 5.6 years.

A summary of the Company’s option activity under the 2007 Plan and 2014 Plan and related information is as follows:

	Three Months Ended
	March 31, 2017
		Weighted
		Average
	Shares	Exercise Price

Outstanding at beginning of period	1,535,187	$7.90
Forfeited	(19,814)	$9.02
Expired	(6,250)	$9.00
Granted	182,000	$5.00
Outstanding at end of period and expected to vest	1,691,123	$7.57
Options exercisable	1,227,873	$7.66

Stock-based compensation expense for the three ended March 31, 2017 and 2016 is as follows:

	Three Months Ended
	March 31,
	2017	2016

Research and development	$52,983	$156,556
Plasma centers	12,751	13,010
General and administrative	170,143	252,614
Total stock-based compensation expense	$235,877	$422,180

As of March 31, 2017, the total compensation expense related to unvested options not yet recognized totaled $1,832,351. The weighted average vesting period over which the total compensation expense will be recorded related to unvested options not yet recognized at March 31, 2017 was approximately 2.3 years.

5.	RELATED PARTY TRANSACTIONS

The Company leases an office building and equipment from Areth, LLC (“Areth”) pursuant to a shared services agreement on a month-to-month basis of which terms were amended by the Company’s Board of Directors in June 2016. Rent expense amounted to $48,000 for the three months ended March 31, 2017 and $24,112 for the three months ended March 31, 2016. Areth is a company controlled by Dr. Jerrold B. Grossman, the Company’s Vice Chairman, and Adam S. Grossman, the Company’s President and Chief Executive Officer, and the Company pays Areth monthly fees for the use of such office space and for other information technology, general warehousing and administrative services. The Company also reimburses its landlord for office and building related (common area) expenses, equipment and certain other operational expenses, which have been insignificant to the condensed consolidated financial statements for the three months ended March 31, 2017 and 2016. The Company maintains deposits and other accounts at Pascack Bankcorp, a bank of which Dr. Grossman served as a director through January 2016, and which was approximately 5%-owned by members of the Grossman family. Pascack Bankcorp was acquired by Lakeland Bancorp, Inc. in January 2016 and Dr. Grossman is currently a member of the Corporate Advisory Council of Lakeland Bancorp Inc.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

6.	COMMITMENTS AND CONTINGENCIES

General Legal Matters

The Company is and may become subject to certain legal proceedings and claims arising in connection with the normal course of its business. In the opinion of management, there are currently no claims that would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

7.	SEGMENTS

The Company is engaged in the development and commercialization of human plasma and plasma-derived therapeutics. The Company also operates ADMA BioCenters, consisting of two FDA-licensed source plasma collection facilities located in Georgia. The Company defines its segments as those business units whose operating results are regularly reviewed by the chief operating decision maker (“CODM”) to analyze performance and allocate resources. The Company’s CODM is its President and Chief Executive Officer.

The plasma collection centers segment includes the Company’s operations in Georgia. The research and development segment includes the Company’s plasma development operations in New Jersey.

Summarized financial information concerning reportable segments is shown in the following tables:

Three Months Ended	Plasma Collection	Research and
March 31, 2017	Centers	Development	Corporate	Consolidated

Revenues	$2,593,163	$—	$35,708	$2,628,871
Cost of product revenue	1,616,287	—	—	1,616,287
Gross profit	976,876	—	35,708	1,012,584
Loss from operations	(502,600)	(1,192,727)	(4,241,676)	(5,937,003)
Other expense	—	—	(599,960)	(599,960)
Loss before income taxes	(502,600)	(1,192,727)	(4,841,636)	(6,536,963)
Total assets	2,286,500	—	15,308,418	17,594,918
Depreciation and
amortization expense	103,640	—	14,422	118,062

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

Three Months Ended	Plasma Collection	Research and
March 31, 2016	Centers	Development	Corporate	Consolidated

Revenues	$2,088,178	$—	$35,708	$2,123,886
Cost of product revenue	1,266,421	—	—	1,266,421
Gross profit	821,757	—	35,708	857,465
Loss from operations	(458,662)	(2,027,712)	(1,672,162)	(4,158,536)
Other expense	—	—	(453,933)	(453,933)
Loss before income taxes	(458,662)	(2,027,712)	(2,126,095)	(4,612,469)
Total assets	2,595,429	—	17,089,491	19,684,920
Depreciation and
amortization expense	105,189	—	13,204	118,393

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

Subject to the terms and conditions of the Purchase Agreement, (i) upon the closing, the Company has agreed to assume certain liabilities of Seller related to the Business, including, without limitation, related to (x) product liabilities, breach of warranty, product complaints, product returns, post-market commitments, recalls, adverse event reporting, product deviation reporting, lookbacks, market withdrawals and field corrections or similar claims for injury to person or property with respect to the Business or any product of the Business to the extent such liabilities relate to products manufactured and sold by Buyer after the closing (other than inventory transferred to the Company at the closing, which will be allocated 50% to Buyer and 50% to Seller if not traceable to acts or omissions of a particular party); and (y) other regulatory matters, whether related to the pre-closing or post-closing period and including any liabilities related to the products of the Business, the FDA warning letter (the warning letter issued by the FDA to Seller in connection with outstanding issues requiring remediation at the manufacturing facility in Boca Raton, Florida), noncompliance with applicable laws and legal proceedings related to the foregoing, but excluding such liabilities that arise out of any fraud, willful misconduct or intentional misrepresentation by Seller prior to the closing (the “Assumed Liabilities”); (ii) upon the closing, the Company has agreed to deliver to Seller an aggregate equity interest in the Company equal to 50%, less one share, of its issued and outstanding capital stock (calculated as of immediately following the closing and on a post-closing issuance basis) (the “Biotest Equity Interest”), consisting of (x) common stock representing 25% of the Company’s issued and outstanding common stock, equal to 4,295,580 shares of common stock and (y) non-voting common stock equal to 8,591,160 shares of the Company’s non-voting common stock representing the balance of the Biotest Equity Interest which is convertible into common stock of the Company upon the occurrence of certain specified events; (iii) upon the closing, the Company agreed to issue to Seller warrants, if any, necessary to acquire additional shares of the Company’s capital stock equal to the excess, if any, of (x) the number of shares represented by rights, options and warrants issued by the Company between September 12, 2016 until the closing, over (y) 184,000 shares; and (iv) on January 1, 2019, pursuant to the terms of a separate purchase agreement to be entered into by the parties at the closing, the Company has agreed to sell, transfer and convey to Seller for no additional consideration, all of its right, title and interest in and to the Company’s certain biocenter located in Norcross, Georgia and the Company’s certain biocenter located in Marietta, Georgia, which are subject to a repurchase right in favor of the Company if within five years after January 1, 2019, the Biotest stockholders and its related entities own less than 20% of the Company’s issued and outstanding capital stock. As part of the consideration, upon the closing, Seller will also be granted the right to designate one director and one observer to the Company’s board of directors, and under certain circumstances, Seller will be granted the right to designate an additional director.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATE FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

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

9.	LEASE WITH HOME CENTER PROPERTIES, LLC

On February 17, 2017, ADMA BioCenters entered into a lease (the “Lease”) with Home Center Properties, LLC, a Georgia limited liability company (“Landlord”), for approximately 12,167 square feet located at 166 Earnest W. Barrett Parkway, Marietta, Georgia 30066 (the “Premises”). As of March 31, 2017, ADMA BioCenters had not taken possession of the facility. The Lease term shall commence upon the substantial completion of the Landlord’s work. Pursuant to the Lease, ADMA BioCenters will utilize the Premises as a facility specializing in the collection of human plasma and blood, general office administration and any other related use.

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

This discussion, which refers to our historical results, should be read in conjunction with the other sections of this quarterly report, including “Risk Factors” and the consolidated financial statements and other consolidated financial information included in this quarterly report on Form 10-Q. The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this quarterly report on Form 10-Q. See “Special Note Regarding Forward-Looking Statements.” Our actual results may differ materially.

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

Our Lead Product Candidate – RI-002

We are currently developing our lead product candidate, RI-002, for the treatment of PIDD, and have completed a pivotal Phase III clinical study. RI-002 is derived from human plasma blended from normal donors and donors tested to have high levels of neutralizing titers to RSV. RI-002 is manufactured using a process called fractionation, which purifies immune globulins, or IgG, from this blended plasma pool resulting in a final Intravenous Immune Globulin, or IVIG, product enriched with naturally occurring polyclonal anti-pathogen antibodies (e.g., streptococcus pneumonia, H. influenza type B, Cytomegalovirus or CMV, measles, tetanus, etc.). We use our proprietary RSV microneutralization assay to test for standardized levels of neutralizing antibodies to RSV in the final drug product.

In the third quarter of 2015, the FDA accepted for review our BLA for RI-002 for the treatment of PIDD. In July 2016, the FDA issued a CRL. The CRL did not cite any concerns with the clinical safety or efficacy data for RI-002 submitted in the BLA, nor did the FDA request any additional clinical studies be completed prior to FDA approval of RI-002. The FDA identified in the CRL, among other things, certain outstanding inspection issues and deficiencies relating to Chemistry, Manufacturing and Controls, or CMC, at our third-party contract manufacturers and vendors and requested documentation of corrections for a number of those issues. The FDA indicated in the CRL that it cannot grant final approval of the BLA until, among other things, these deficiencies are resolved. Since receiving the CRL, we have worked diligently with our contract fill and finisher as well as the contract testing laboratory. We have also continued to work with our third-party contract manufacturer, BPC, or Seller, and on January 23, 2017 we announced the signing of a definitive acquisition agreement to acquire certain manufacturing and therapy-related assets from BPC in Boca Raton, Florida, a wholly-owned subsidiary of Biotest Aktiengesellschaft, or Biotest, in efforts to address the CRL and remediate the outstanding warning letter and other matters at the manufacturing facility.

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

Commercialization

While we are working towards remediating the warning letter and other deficiencies and eventually refiling the BLA resubmission for RI-002, we expect to continue our commercialization efforts and plan to increase our initiatives by hiring a small, specialty sales force to market Nabi-HB™ (Hepatitis B Immune Globulin, Human) upon closing the Proposed Acquisition anticipated in June 2017, and Bivigam™ (Immune Globulin Intravenous, Human) upon its relaunch and RI-002 once approved by the FDA, to hospitals, physician offices/clinics, and other specialty treatment organizations. We anticipate staffing our company with additional personnel for patient support, medical affairs, quality assurance, regulatory affairs, scientific affairs, reimbursement, inventory and logistics, human resources, and financial and operational management. If and when we receive FDA approval, we may also use a network of national distributors to assist with order fulfillment for RI-002 for use by healthcare professionals and hospitals.

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

Plasma Collection Facilities

Our wholly-owned subsidiary, ADMA Bio Centers Georgia, Inc., or ADMA BioCenters, operates two FDA-licensed, German Health Authority, or GHA, and Korean Ministry of Food and Drug Safety, or MFDS, certified source plasma collection facilities located in Norcross, Georgia and Marietta, Georgia, which provide us with a portion of our blood plasma for the manufacture of RI-002. A typical plasma collection center, such as those operated by ADMA BioCenters, can collect approximately 30,000 to 50,000 liters of source plasma annually, which may be sold for different prices depending upon the type of plasma, quantity of purchase, and market conditions at the time of sale. Plasma collected from ADMA BioCenters' two Georgia facilities that is not used for making RI-002 is sold to third-party customers in the U.S., and other locations where we are approved globally under supply agreements or in the open "spot" market. We have entered into long-term manufacturing and licensing agreements with Biotest and their U.S. subsidiary, BPC, that provide for the exclusive manufacture of RI-002. At the same time, we granted Biotest an exclusive, royalty-bearing license to market and sell RSV antibody-enriched IVIG in Europe and in other selected territories in North Africa and the Middle East.

Financial Operations Overview

Revenues

Revenues for the three months ended March 31, 2017 are comprised of product revenues from the sale of normal source human plasma collected from our plasma collection centers segment and license and other revenues which are recorded as deferred revenue and amortized into income over the terms of the respective agreements. In exchange for the out-licensing of RI-002 to market and sell in Europe and selected countries in North Africa and the Middle East, BPC has provided us with certain services and a financial payment received in accordance with the related license agreement and is obligated to pay us certain amounts in the future if certain milestones are achieved.

A significant amount of our revenues are attributed to a single customer, BPC. For the three months ended March 31, 2017, two of our customers, SK Plasma Co., Ltd., or SK, and BPC, represented 98% of our total revenues, with BPC representing approximately 81% of our total revenues and SK representing approximately 17% of our total revenues. Product revenues from the sale of human plasma collected at our FDA-licensed plasma collection centers are recognized at the time of transfer of title and risk of loss to the customer, which occurs, depending on the agreement with the customer, at the time of shipment or at the time of delivery if we retain the risk of loss during shipment. Revenue from license fees and research and development services rendered are recognized as revenue when the performance obligations under the terms of the license agreement have been completed.

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

The process of conducting preclinical studies, clinical trials and regulatory activities necessary to obtain FDA approval is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, the quality of the product candidate’s early clinical data, investment in the program, competition, regulatory, manufacturing capabilities and commercial viability. As a result of the uncertainties discussed above, the uncertainties associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. For the three months ended March 31, 2017, R&D expenses decreased as compared to R&D expenses for the three months ended March 31, 2016 due to lower validation, testing and production costs related to RI-002. We anticipate that 2017 R&D expenses will continue to decrease, as compared to 2016, as a result of reduced testing and validation services related to RI-002 offset by increased costs related to regulatory activities in connection with the CRL. Once we have clarity for the timing of our expected BLA resubmission and anticipated RI-002 approval, we would then expect our R&D costs to increase.

General and Administrative Expenses

General and administrative, or G&A, expenses, consist of Proposed Acquisition fees, wages, stock-based compensation, benefits for senior management and staff unrelated to R&D, legal fees, accounting and auditing fees, commercialization and marketing activities, information technology, investor relations fees, rent, maintenance and utilities, insurance, travel and other expenses related to the general operations of our business. For the three months ended March 31, 2017, G&A expenses primarily increased as a result of fees incurred for the Proposed Acquisition, fees paid for legal, accounting, and financial advisory fees related to the issuance of a fairness opinion and due diligence fees. We expect that our G&A expenses will decrease as we continue to manage our costs through deferring certain pre-launch and commercial planning activities, while we focus on addressing the CRL. Once we have clarity for the timing of our expected BLA resubmission and anticipated RI-002 approval, we would then expect our G&A costs to increase.

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

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Summary table

The following table presents a summary of the changes in our results of operations for the three months ended March 31, 2017 compared to the three months ended March 31, 2016:

	Three Months Ended		Percentage
	March 31,		Increase/
	2017	2016	(Decrease)
Revenues	$2,628,871	2,123,886	24%
Cost of product revenue	$1,616,287	1,266,421	28%
Gross profit	$1,012,584	857,465	18%
Research and development expenses	$1,192,727	2,027,712	-41%
Plasma center operating expenses	$1,479,476	1,280,419	16%
General and administrative expenses	$4,277,384	1,707,870	151%
Total operating expenses	$8,565,874	6,282,422	36%
Other expense, net	$(599,960)	(453,933)	32%
Net loss	$(6,536,963)	(4,612,469)	42%
Net loss in plasma collection segment	$(502,600)	(458,662)	10%
Net loss attributable to research and
development	$(1,192,727)	(2,027,712)	-41%

Revenues

We recorded total revenues of $2,628,871 during the three months ended March 31, 2017 compared to $2,123,886 during the three months ended March 31, 2016. Product revenue was $2,593,163 for the three months ended March 31, 2017, which is attributable to our ADMA BioCenters plasma collection centers segment and derived from the sale of human source plasma collected in our FDA-licensed, GHA and MFDS-certified Georgia-based blood plasma collection centers, compared to product revenue of $2,088,178 for the three months ended March 31, 2016. The increase in product revenue of $504,985 for the three months ended March 31, 2017 was primarily attributable to increased sales generated from our plasma supply agreement with SK, under which SK purchases normal source plasma from ADMA BioCenters. The normal source plasma and high-titer RSV plasma which we did not sell was allocated to inventory in anticipation of commercial manufacturing. For each of the three months ended March 31, 2017 and 2016, license and other revenue was $35,708, which relates to services and financial payments provided by BPC and Biotest in accordance with our license agreement. We have not generated any revenue from our therapeutics research and development business.

Cost of Product Revenue

Cost of product revenue was $1,616,287 for the three months ended March 31, 2017, and $1,266,421 for the three months ended March 31, 2016. The increase in cost of product revenue of $349,866 for the three months ended March 31, 2017 was directly related to the increase in product revenue for the three months ended March 31, 2016.

Research and Development Expenses

R&D expenses, which are attributable to our R&D segment, were $1,192,727 for the three months ended March 31, 2017, a decrease of $834,985 as compared to $2,027,712 for the three months ended March 31, 2016. R&D expenses consist of clinical research organization costs, consulting expenses relating to regulatory affairs, quality control and manufacturing, assay development and ongoing testing costs, clinical trial costs and fees, drug product manufacturing, including the cost of plasma, plasma storage and transportation costs, as well as wages and benefits for staff directly related to the research and development of RI-002. R&D expenses decreased for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily as a result of lower validation, testing and production costs related to RI-002 due to receipt of the CRL from the FDA during the third quarter of 2016.

Plasma Center Operating Expenses

Plasma center operating expenses were $1,479,476 for the three months ended March 31, 2017, an increase of $199,057 as compared to $1,280,419 for the three months ended March 31, 2016. Plasma center operating expenses consist of: general and administrative plasma center costs; overhead comprised of rent, maintenance, utilities, wages, stock-based compensation and benefits for center staff, plasma collection supplies, plasma transportation and storage (off-site); advertising and promotion expenses; and computer software fees related to donor collections. The increase in plasma center expenses is attributable to hiring additional staff and increasing the hours of operations at our Marietta, Georgia location during the first quarter of 2017. We expect that as plasma collection increases, our operating expenses will also increase accordingly.

General and Administrative Expenses

G&A expenses were $4,277,384 for the three months ended March 31, 2017, an increase of $2,569,514 from $1,707,870 for the three months ended March 31, 2016. G&A expenses consist of Proposed Acquisition fees, wages and stock-based compensation for our senior management and staff unrelated to research and development, professional fees for commercialization and marketing consulting, attorneys, accountants and auditors, investor relations, maintenance and utilities, insurance, information technology, travel and other expenses related to the general operations of the business. G&A expenses primarily increased as a result of fees incurred for the Proposed Acquisition, fees paid for legal, accounting, financial advisory fees related to the issuance of a fairness opinion and due diligence fees.

Total Operating Expenses

Total operating expenses were $8,565,874 for the three months ended March 31, 2017, an increase of $2,283,452 from $6,282,422 for the three months ended March 31, 2016, primarily as a result of the increase in G&A expenses.

Other Income (Expense); Interest Expense

Other expense, net, was $599,960 for the three months ended March 31, 2017, compared to $453,933 for the three months ended March 31, 2016. The increase of $146,027 is primarily related to increased interest expense due to an increase of $4,000,000 to our current debt in the second quarter of 2016, which includes debt discounts amortization for our new lender’s end of term fees, back end fees, value of warrants issued, facility and financing fees.

Net Loss

Net loss was $6,536,963 for the three months ended March 31, 2017, an increase of $1,924,494 from $4,612,469 for the three months ended March 31, 2016, primarily as a result of the increase in G&A expenses.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $5,398,426 for the three months ended March 31, 2017. The net loss for this period was higher than net cash used in operating activities by $1,138,537, which was primarily attributable to an increase in prepaid expenses of $432,932 for vendor payments related to insurance premiums, increased inventories of $288,346 related to collection and purchases of normal source and RSV plasma, an increase in accounts payable of $1,339,764 primarily related to legal, accounting and due diligence fees associated with the Proposed Acquisition, offset by decreases in accounts receivable of $178,089 and accrued expenses of $160,637. Net loss also included non-cash expenses of stock-based compensation of $235,877, amortization of debt discount of $190,253 and depreciation and amortization of $118,062.

Net cash used in operating activities was $5,167,930 for the three months ended March 31, 2016. The net loss for this period was lower than net cash used in operating activities by $555,461, which was primarily attributable to an increase in prepaid expenses of $633,883 for vendor payments related to insurance premiums, prepayments to third party manufacturing vendors for commercial manufacturing of RI-002, increased inventories of $603,466 related to allocating additional plasma to inventory in preparation for commercial manufacturing activities anticipated in 2016, an increase in accounts payable of $377,061 offset by a decrease in accrued expenses of $306,462. Net loss also included non-cash expenses of stock-based compensation of $422,180, and depreciation and amortization of $251,940.

Net Cash Used in Investing Activities

Net cash used in investing activities was $5,141,600 for the three months ended March 31, 2017, which was related to the redemptions of short-term investments of $5,145,184 and $3,584 in purchases of computers and equipment.

Net cash provided by investing activities was $3,655,762 for the three months ended March 31, 2016, which was related to the maturity of short-term investments of $3,673,199 and $17,437 in purchases of computers and equipment.

Net Cash Provided by Financing Activities

Net cash used in financing activities totaled $1,115,113 for the three months ended March 31, 2017, which primarily consisted of repayments on the principal balance for our Loan and Security Agreement, or LSA, with Oxford Finance LLC, or Oxford, which the Company became obligated to begin repaying over 36 months beginning February 1, 2017.

Net cash used in financing activities totaled $3,659 for the three months ended March 31, 2016, for payments on our leasehold improvement loan for ADMA BioCenters.

Liquidity and Capital Resources

Overview

As of March 31, 2017, we had working capital of $2.7 million, consisting primarily of $8.5 million of cash and cash equivalents, $0.3 million of short term investments, $0.8 million of accounts receivable, $5.3 million of inventories and $0.7 million of prepaid expenses, offset primarily by the current portion of the note payable due to Oxford of $6.7 million, $3.9 million of accounts payable, $2.2 million of accrued expenses and $0.1 million of deferred revenue.

We have had limited revenue from operations and we have incurred cumulative losses of $113.5 million since inception. We have funded our operations to date primarily from equity investments, loans from venture debt lenders and loans from our primary stockholders. In May 2016, we completed an underwritten public offering of our common stock and we received net proceeds of approximately $12.9 million. In May 2016, we amended our LSA with Oxford and borrowed an additional $4.0 million. In March 2015, we received net cash proceeds of approximately $10.2 million from an underwritten public offering from the sale of our common stock. Our funds are being used and have been used: to conduct clinical trials; to manufacture drug products; to collect and procure plasma; to test plasma donors for RSV titers; to file our BLA for RI-002; to conduct pre-launch activities; for commercialization and marketing activities; for the buildout and expansion of our plasma centers; for expenses related to our Proposed Acquisition of certain assets of BPC and the remainder for payment of existing accounts payable; for general and administrative, research and development expenses; and for other business activities and general corporate purposes.

Future Financing Needs

We expect to continue to spend substantial amounts on product development, quality and regulatory activities pre-launch and commercialization, procuring raw material plasma, manufacturing, conducting potential future clinical trials for our product candidates and purchasing clinical trial materials from our suppliers. We anticipate that, based upon our projected revenue and expenditures, our current cash and cash equivalents, short-term investments and accounts receivable will be sufficient to fund our operations into the second half of 2017. In June 2017, we anticipate closing the Proposed Acquisition with BPC, at which time BPC will provide us with funds consisting of: $12.5 million in funding, $15.0 million in debt financing and an additional $12.5 million commitment towards a future equity financing, which funds are expected to be sufficient to fund operations into the first quarter of 2018. In order to have sufficient cash to fund our operations thereafter and to continue as a going concern, we will need to raise additional equity or debt capital by the end of the first quarter of 2018, and we cannot provide any assurance that we will be successful in doing so. Other than the funding to be provided by BPC upon closing the Proposed Acquisition, we currently do not have arrangements to obtain additional financing. There is no assurance that we will be able to successfully close the Proposed Acquisition. This time frame may change based upon the timing of our closing of the Proposed Acquisition, the quality management systems’ remediation plans for the BPC operations, commercial manufacturing scale up activities, how aggressively we execute on our commercial initiatives and the resubmission of our BLA for RI-002 and when the FDA approves our BLA for RI-002, if at all. We currently do not have arrangements to obtain additional financing. Any such financing could be difficult to obtain or only available on unattractive terms and could result in significant dilution of stockholders' interests. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our business plan and financial performance and we could be forced to delay, discontinue or prevent product development, clinical trial or commercialization activities, delay or discontinue the approval of any of our potential products, or potentially cease operations. In addition, we could be forced to reduce or forego sales and marketing efforts and forego attractive business opportunities.

Furthermore, if our assumptions underlying our estimated expenses are incorrect, we may have to raise additional capital sooner than anticipated. Because of numerous risks and uncertainties associated with the research and development and potential future commercialization of our product candidate, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our anticipated clinical trials and development activities. Our current estimates may be subject to change as circumstances regarding our business requirements evolve. We may decide to raise capital through public or private equity offerings, such financings may only be available on unattractive terms, resulting in significant dilution of stockholders’ interests and, in such event, the value and potential future market price of our common stock may decline, or we may decide to obtain debt financings or a bank credit facility or to enter into corporate collaboration and licensing arrangements. The sale of additional equity or debt securities, if convertible, could result in dilution to our current stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations or other future financing alternatives. Additional equity or debt financing, grants, or corporate collaboration and potential licensing arrangements may not be available on acceptable terms, if at all.

If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned clinical trials and delay or abandon potential commercialization efforts of our lead product candidate or other product candidates.

Our long-term liquidity depends on our ability to raise additional capital, to fund our research and development and commercial programs and meet our obligations on a timely basis. We have reported losses since inception in June 2004 through March 31, 2017, and we have as of March 31, 2017, an accumulated deficit of $113.5 million. We believe that we will continue to incur losses and negative cash flows from operating activities to fund our research and development, commercial programs and meet our obligations on a timely basis through the foreseeable future. As such, these conditions raise substantial doubt about our ability to continue as a going concern. If we are unable to successfully raise sufficient additional capital, we will likely not have sufficient cash flow and liquidity to fund our business operations as we currently operate, which may force us to delay, discontinue or prevent product development and clinical trial activities or the approval of any of our potential products, curtail our activities and potentially significantly reduce, or potentially cease operations.

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

Effect of Inflation

Inflation did not have a significant impact on our net sales, revenues or income from continuing operations in 2014, 2015 or 2016, or for the three months ended March 31, 2017.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU No. 2017-01, Business Combinations – Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard introduces a screen for determining when assets acquired are not a business and clarifies that a business must include, at a minimum, an input and a substantive process that contribute to an output to be considered a business. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. We do not expect this new guidance to have a material impact on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which provides for simplification of certain aspects of employee share-based payment accounting including income taxes, classification of awards as either equity or liabilities, accounting for forfeitures and classification on the statement of cash flows. ASU 2016-09 will be effective for us in the first quarter of 2017 and will be applied either prospectively, retrospectively or using a modified retrospective transition approach depending on the area covered in this update. We adopted this standard in the first quarter of 2017 and the adoption of this standard did not have a material impact on our condensed consolidated financial statements and related disclosures during the first quarter of 2017.

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments, which includes amendments that require an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this ASU require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the changes to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this ASU require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of the ASU with earlier application permitted for financial statements that have not yet been made available for issuance. We adopted this standard and evaluated the impact the standard may have on our condensed consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The standard requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market (market in this context is defined as one of three different measures, one of which is net realizable value). The standard is effective for us prospectively beginning January 1, 2017. We adopted this standard in the first quarter of 2017 and the adoption of this standard did not have a material impact on our condensed consolidated financial statements during the first quarter of 2017.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” The FASB believes that requiring management to perform the assessment will enhance the timeliness, clarity, and consistency of related disclosures and improve convergence with International Financial Reporting Standards, or IFRS (which emphasize management’s responsibility for performing the going-concern assessment). However, the time horizon for the assessment (look-forward period) and the disclosure thresholds under Accounting Principles Generally Accepted in the U.S. of America, or GAAP, and IFRS will continue to differ. This guidance is effective for annual reporting periods ending after December 15, 2016, and for annual periods and interim periods thereafter, with early adoption permitted. We adopted this standard as of December 31, 2016 and the adoption of this standard did not have a material impact on our condensed consolidated financial statements during the first quarter of 2017.

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

For purposes of valuing stock options granted to our employees, non-employees and directors and officers through the three months ended March 31, 2017, we used the Black-Scholes option pricing model. We granted options to purchase an aggregate of 182,000 shares of common stock during the three months ended March 31, 2017. To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of the grant with a term consistent with the expected term of our awards. The expected term of the options granted is in accordance with Staff Accounting Bulletins 107 and 110, which is based on the average between vesting terms and contractual terms. The expected dividend yield reflects our current and expected future policy for dividends on our common stock. The expected stock price volatility for our stock options was calculated by examining the pro rata historical volatilities for similar publicly traded industry peers and the trading history for our common stock. We will continue to analyze the expected stock price volatility and expected term assumptions.

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

Revenue Recognition

Depending on the agreement with the customer, revenue from the sale of human plasma collected by ADMA BioCenters is recognized at the time of transfer of title and risk of loss to the customer, which usually occurs at the time of shipment. Product revenue is recognized at the time of delivery if we retain the risk of loss during shipment. Our product revenues are substantially attributable to two customers. One customer accounts for greater than 80% and another customer accounts for greater than 15% of our product revenues for the three months ended March 31, 2017. Revenue from license fees and research and development services rendered are recognized as revenue when the performance obligations under the terms of the license agreement with Biotest have been completed.

Accounting for Loan and Security Agreement

On June 19, 2015, we entered into a LSA with Oxford for up to $21.0 million and refinanced our then existing debt. The first tranche of $16.0 million from the Oxford loan was primarily used to repay our existing debt and the remaining $5.0 million was available at our option upon RI-002’s BLA being approved from the FDA no later than January 31, 2017, which funding would have also extended our interest only period for an additional six months pursuant to the May 2016 amendment to the LSA. The LSA bears interest at a rate per annum equal to the greater of (i) 7.80% and (ii) the sum of (a) the three month U.S. LIBOR rate (as reported in The Wall Street Journal) on the date occurring on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 7.54% on the outstanding principal balance. We began repaying the principal balance on February 1, 2017 for a period of 36 months, unless accelerated as a result of certain events of default. A final payment equal to 8.95% of the funded loan amount is due at the earlier of loan maturity or prepayment. In the event of the six-month interest only extension, the final payment will be 9.95% of the funded loan, which shall also be due at the earlier of loan maturity or prepayment. In the event we elect to prepay the loan, we are obligated to pay a prepayment charge corresponding to a percentage of the principal amount of the loan, with such percentage being: (i) for a prepayment made on or after the funding date of the applicable term loan through and including the first anniversary of its funding date, an amount equal to 3.00% of the principal amount of the term loan prepaid; (ii) for a prepayment made after the first anniversary of the funding date of the applicable term loan through and including the second anniversary of such funding date, an amount equal to 2.00% of the principal amount of such term loan prepaid; and (iii) for a prepayment of a term loan made after the second anniversary of its funding date and prior to its maturity date, an amount equal to 1.00% of the principal amount of the term loan prepaid. All term loans mature no later than January 1, 2020. The loans are secured by our assets, except for our intellectual property (which is subject to a negative pledge). The LSA contains customary representations, warranties and covenants, including limitations on incurring indebtedness, engaging in mergers or acquisitions and making investments, distributions or transfers.

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

Off-Balance Sheet Arrangements

We have entered into leases for our ADMA BioCenters’ facilities in Norcross, Georgia and Marietta, Georgia. The Norcross, Georgia lease expires on September 30, 2023, and the Marietta, Georgia lease expires on January 31, 2024. There is a total minimum rent due under these leases of $4.8 million through the end of the lease terms.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We designed our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of March 31, 2017. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of March 31, 2017 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosures.

A control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met and therefore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. We do not expect that our disclosure controls and procedures or our internal control over financial reporting are able to prevent with certainty all errors and all fraud.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

We are and may become subject to certain legal proceedings and claims arising in connection with the normal course of our business. In the opinion of management, there are currently no claims that would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A.	Risk Factors.

There are numerous and varied risks that may prevent us from achieving our goals. We believe that the following are the material risks that we face. If any of the following risks actually occurs, our business, financial condition or results of operations may be materially adversely affected. In such case, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment. Additional risk factors relating to the Proposed Acquisition are described in the definitive merger proxy statement on Schedule 14A filed by the Company with the SEC on April 26, 2017.

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

Based upon the our projected revenue and expenditures for 2017, including regulatory and consulting fees for RI-002 associated with third-party manufacturers and ongoing discussions with the FDA, continuing implementation of our commercialization and expansion activities and certain other assumptions, management currently believes that its cash, cash equivalents, short-term investments, projected revenue and accounts receivable are sufficient to fund our operations, as currently conducted, into the second half of 2017. These estimates may change based upon whether or when the FDA approves RI-002, the timing of any required commercial manufacturing scale up activities or if any of our other assumptions change. These estimates may also change based upon the timing of the completion of the Proposed Acquisition which is anticipated in June 2017. Upon the closing of the Proposed Acquisition, BPC will be providing funds to us consisting of: $12.5 million in funding, $15.0 million in debt financing and an additional $12.5 million commitment towards a future equity financing is expected to be sufficient to fund operations into the first quarter of 2018. There is no assurance that we will be able to successfully close on the Proposed Acquisition. Other than the funding to be provided by BPC, we currently do not have arrangements to obtain additional financing. Any such financing could be difficult to obtain or only available on unattractive terms and could result in significant dilution to stockholders. Failure to secure necessary financing in a timely manner and on favorable terms could have a material adverse effect on our business plan and financial performance and could delay, discontinue or prevent product development, clinical trial or commercialization activities, or the approval of any of our potential products. In addition, we could be forced to reduce or forego sales and marketing efforts and forego attractive business opportunities.

We are not currently profitable and may never become profitable.

We have a history of losses and expect to incur substantial losses and negative operating cash flow for the foreseeable future, and we may never achieve or maintain profitability. For the three months ended March 31, 2017 and 2016, we incurred net losses of $6.5 million and $4.6 million, respectively, and from our inception in 2004 through March 31, 2017, we have incurred an accumulated deficit of $113.5 million. Even if we succeed in developing and commercializing one or more of our product candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our operating expenses will increase substantially in the foreseeable future as we:

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

•

contract manufacturers may not perform as agreed, and operate their business independently from ADMA. Contract manufacturers are directly responsible for their own FDA current Good Manufacturing Practices, or cGMP, interactions and ADMA may not be privy to all ongoing discussions and information concerning products or process unrelated to ADMA. Additionally, contract manufacturers may not remain in the contract manufacturing business for the time required to successfully produce, store and distribute our products;

•

product manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration, or DEA, and corresponding state agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers' compliance with these regulations and standards and our manufacturers may be found to be in noncompliance with certain regulations, which may impact our ability to manufacture our drug product candidates and may impact the regulatory status of ADMA and its product candidates; and

•

if any third-party manufacturer makes improvements in the manufacturing process for our products, we may not own, or may have to share, the intellectual property rights to the innovation. We may be required to pay fees or other costs for access to such improvements and additional clinical trials or other studies may be required.

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

We anticipate that our principal sources of liquidity will only be sufficient to fund our activities as currently conducted and financial obligations into the second half of 2017. In order to have sufficient cash to fund our operations thereafter, we will need to raise additional equity or debt capital by the end of the second half of 2017 in order to continue as a going concern, and we cannot provide any assurance that we will be successful in doing so. This time frame may change based upon the timing of our commercial manufacturing scale up activities and the timing of the closing of the Proposed Acquisition. If our assumptions underlying our estimated expenses prove to be wrong, we may have to raise additional capital sooner than the second half of 2017. These assumptions may also change based upon the timing of the completion of the Proposed Acquisition, anticipated in June 2017, of which funds received from BPC at the closing of the Proposed Acquisition are expected to be sufficient to fund operations into the first quarter of 2018.

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

Our lead product candidate, RI-002, requires extensive clinical data analysis and regulatory review and may require additional testing. Clinical trials and data analysis can be very expensive, time-consuming and difficult to design and implement. If we are unsuccessful in obtaining regulatory approval for RI-002, or any of our product candidates do not provide positive results, we may be required to delay or abandon development of such product, which would have a material adverse impact on our business.

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

In addition, the FDA or an independent institutional review board may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA finds deficiencies in our Investigational New Drug, or IND, submissions or the conduct of these trials. Therefore, we cannot provide any assurance or predict with certainty the schedule for future clinical trials. In the event we do not ultimately receive regulatory approval for RI-002, we may be required to terminate development of our only product candidate. Unless we acquire or develop other product candidates that are saleable, our business will be limited to plasma collection and sales.

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

The FDA strictly regulates marketing, labeling, advertising and promotion of prescription drugs. These regulations include standards and restrictions for direct-to-consumer advertising, industry-sponsored scientific and educational activities, promotional activities involving the Internet and off-label promotion. The FDA generally does not allow drugs to be promoted for “off-label” uses — that is, uses that are not described in the product’s labeling and that differ from those that were approved by the FDA. Generally, the FDA limits approved uses to those studied by a company in its clinical trials. In addition to the FDA approval required for new formulations, any new indication for an approved product also requires FDA approval. We have sought approval from the FDA to market RI-002 for the treatment of PIDD and, even if approved, we cannot be sure whether we will be able to obtain FDA approval for any desired future indications for RI-002.

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

A significant amount of our revenues are attributed to a single customer, BPC. For the three months ended March 31, 2017, two of our customers, SK and BPC, represented 98% of our total revenues, with BPC representing approximately 81% of our total revenues and SK representing approximately 17% of our total revenues. We believe SK will represent approximately less than 10% of our total revenues for 2017.

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

We have limited internal experience in manufacturing operations and have not historically established our own manufacturing facilities. We currently lack the internal resources to manufacture RI-002. Although we have agreements pertaining to the manufacture, testing, supply, storage and distribution of product supplies of RI-002, upon commercialization, it is possible that our manufacturing requirements may exceed the available supply allotments under our existing agreements. We currently rely on one third-party contractor to manufacture RI-002. Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

•	we may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA must approve any replacement contractor. This approval would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of FDA approval, if any;

•	third-party manufacturers might be unable to manufacture our products in the volume and of the quality required to meet our clinical and commercial needs, if any;

•	contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce, store and distribute our products;

•	product manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the DEA, and corresponding state agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers' compliance with these regulations and standards and our manufacturers may be found to be in noncompliance with certain regulations, which may impact our ability to manufacture our drug product; and

•	if any third-party manufacturer makes improvements in the manufacturing process for our products, we may not own, or may have to share, the intellectual property rights to the innovation. We may be required to pay fees or other costs for access to such improvements.

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

Industry and other market data used in this quarterly report and our other materials, including those undertaken by us or our engaged consultants, may not prove to be representative of current and future market conditions or future results.

This quarterly report and our other materials include statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties, and surveys and studies we commissioned, regarding the market potential for RI-002. Although we believe that such information has been obtained from sources believed to be reliable, neither the sources of such data, nor we, can guarantee the accuracy or completeness of such information. While we believe these industry publications and third party research, surveys and studies are reliable, we have not independently verified such data. With respect to the information from third party consultants, the results of that study represent the independent consultants’ own methodologies, assumptions, research, analysis, projections, estimations, composition of respondent pool, presentation of data, and adjustments, each of which may ultimately prove to be incorrect, and cause actual results and market viability to differ materially from those presented in such report. Readers should not place undue reliance on this information.

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

Our loan and security agreement with Oxford is subject to acceleration in specified circumstances, which may result in Oxford taking possession and disposing of any collateral. We became obligated to begin making payments of principal and interest on February 1, 2017, unless accelerated as a result of certain events of default or at our option.

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

As we move forward in clinical development we are also uncovering novel aspects of our product and are drafting patents to cover our inventions. We rely on a combination of patent rights, trade secrets and nondisclosure and non-competition agreements to protect our proprietary intellectual property, and we will continue to do so. There can be no assurance that our patent, trade secret policies and practices or other agreements will adequately protect our intellectual property. Our issued patent may be challenged, found to be over-broad or otherwise invalidated in subsequent proceedings before courts or the USPTO. Even if enforceable, we cannot provide any assurances that it will provide significant protection from competition. The processes, systems, and/or security measures we use to preserve the integrity and confidentiality of our data and trade secrets may be breached, and we may not have adequate remedies as a result of any such breaches. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. There can be no assurance that the confidentiality, nondisclosure and non-competition agreements with employees, consultants and other parties with access to our proprietary information to protect our trade secrets, proprietary technology, processes and other proprietary rights, or any other security measures relating to such trade secrets, proprietary technology, processes and proprietary rights, will be adequate, will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third parties will not otherwise gain access to our trade secrets or proprietary knowledge. To the extent that our consultants, contractors or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

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

We are a late stage company and our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by similarly situated companies. For the three months ended March 31, 2017 and 2016, we incurred net losses of $6.5 million and $4.6 million, respectively, and from our inception in 2004 through March 31, 2017, we have incurred an accumulated deficit of $113.5 million. We expect to make substantial expenditures and incur increasing operating costs in the future and our accumulated deficit will increase significantly as we expand commercial development, infrastructure, manufacturing and inventory planned requirements and clinical trial activities for our product candidates. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders' equity. Because of the risks and uncertainties associated with product development, we are unable to predict the extent of any future losses, whether we will ever generate significant revenues or if we will ever achieve or sustain profitability.

We require additional funding and may be unable to raise capital when needed, which would force us to delay, curtail or eliminate one or more of our research and development programs or commercialization efforts.

Our operations have consumed substantial amounts of cash since inception. For the three months ended March 31, 2017 and 2016, we incurred research and development expenses of approximately $1.2 million and $2.0 million, respectively. We expect to continue to spend substantial amounts on product development, including commercialization activities, procuring raw material plasma, manufacturing, conducting potential future clinical trials for our product candidates and purchasing clinical trial materials from our suppliers. We anticipate that, based upon our projected revenue and expenditures, our current cash and cash equivalents, short term investments and accounts receivable will be sufficient to fund our operations, as currently conducted, into the second half of 2017. This time frame may change based upon the timing of the closing of our Proposed Acquisition, and how aggressively we execute on our operational initiatives. If our assumptions underlying our estimated expenses prove to be wrong, we may have to raise additional capital sooner than the second half of 2017. These assumptions may also change based upon the timing of the completion of the Proposed Acquisition, anticipated in June 2017, of which funds received from BPC at the closing of the Proposed Acquisition are expected to be sufficient to fund operations into the first quarter of 2018. We have based this estimate, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Until such time, if ever, as we can generate a sufficient amount of product revenue and achieve profitability, we expect to seek to finance future cash needs through equity or debt financings or corporate collaboration and licensing arrangements. If we are unable to raise additional capital, we will have to delay, curtail or eliminate our product development, including conducting clinical trials for our product candidates and purchasing clinical trial materials from our suppliers, as well as future commercialization efforts.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related rules, or SOX, our management is required to report on the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we have been required to upgrade, and may need to implement further upgrades to our systems, including information technology, implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff.

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

As of March 31, 2017, almost all of our 12,886,741 outstanding shares of common stock, as well as a substantial number of shares of our common stock underlying outstanding warrants, are available for sale in the public market, either pursuant to Rule 144 under the Securities Act or under registration statements we intend to file in the future. Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, may adversely impact the price of our common stock.

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

Our affiliates control a substantial amount of our shares of common stock. Provisions in our certificate of incorporation, our by-laws and Delaware law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Provisions of our certificate of incorporation, our by-laws and Delaware law may have the effect of deterring unsolicited takeovers or delaying or preventing a change in control of our company or changes in our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. Our directors and executive officers and their affiliates beneficially own approximately 51% of the outstanding shares of common stock. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. These provisions include:

•	the inability of stockholders to call special meetings; and the ability of our board of directors to designate the terms of and issue change in our control or could be used to institute a rights plan, also known as a poison pill, that would work to dilute the stock, and

•	classification of our board of directors and limitation on filling of vacancies could make it more difficult for a third party to acquire, or discourage a third party from seeking to acquire, control of our company.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits

See the Exhibit Index immediately following the signature page of this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADMA Biologics, Inc.

Date: May 12, 2017	By:	/s/ Adam S. Grossman
		Name:	Adam S. Grossman
		Title:	President and Chief Executive Officer

Date: May 12, 2017	By:	/s/ Brian Lenz
		Name:	Brian Lenz
		Title:	Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

2.1	Master Purchase and Sale Agreement dated January 21, 2017 by and among Biotest Pharmaceuticals Corporation, ADMA BioManufacturing, LLC, ADMA Biologics, Inc., Biotest AG and Biotest US Corporation (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 23, 2017).

10.1	Lease, effective as of February 17, 2017, by and between Home Center Properties, LLC and ADMA Bio Centers Georgia Inc. (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on February 24, 2017).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from ADMA Biologics, Inc.’s Form 10-Q for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2017 (Unaudited) and December 31, 2016, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2017and 2016, (iii) Condensed Consolidated Statement of Changes in Stockholders' Deficiency (Unaudited) for the three months ended March 31, 2017, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2017 and 2016, and (v) Notes to (Unaudited) Condensed Consolidated Financial Statements.

_______________________________

* Filed herewith.

** Furnished herewith.

52