Form 10-Q
period 2017-06-30
ADMA BIOLOGICS, INC.
filed 2017-08-11
CIK 1368514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 11, 2017, there were 25,793,404 shares of the issuer’s common stock outstanding, comprised of 17,202,244 shares of voting common stock and 8,591,160 shares of non-voting common stock.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

i

Special Note Regarding Forward-Looking Statements

Some of the information in this quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements include, among others, statements about:

•	our ability to successfully leverage the anticipated benefits and synergies of our recent acquisition of certain assets from Biotest Pharmaceuticals Corporation (“BPC”) , including optimization of the combined businesses, operations and products and services, including liquidity, debt repayment and capital return expectations, as well as the capitalization, resources and ownership structure of the combined company, the nature, strategy and focus of the combined company and the management and governance structure of the combined company;

•	our ability to successfully resubmit to the U.S. Food and Drug Administration (the “FDA”) our Biologics License Application (the “BLA”) for our lead product candidate, RI-002, once the deficiencies identified in the July 2016 Complete Response Letter (the “CRL”) have been resolved by us and/or our third party vendors to the satisfaction of the FDA, and other requests for information included therein have been provided by us;

•	our plans to develop, manufacture, market, launch and build our own commercial infrastructure and commercialize RI-002 and the success of such efforts;

•	the safety, efficacy and expected timing of and our ability to obtain and maintain regulatory approvals for our product candidates, including the timeframe within which we may receive approval from the FDA, if at all, of our BLA for RI-002 and the labeling or nature of any such approvals;

•	the achievement of or expected timing, progress and results of clinical development, clinical trials and potential regulatory approvals;

•	our ability to resume the manufacturing of Bivigam® once the deficiencies identified in the CRL, and the warning letter issued by the FDA to BPC on November 25, 2014 with respect to the outstanding issues at the manufacturing facility in Boca Raton, Florida which we acquired from BPC in June 2017, have been resolved by us to the satisfaction of the FDA;

•	our dependence upon our third-party and related party customers and vendors;

•	our ability to obtain adequate quantities of FDA-approved normal source plasma and Respiratory Syncytial Virus (“RSV”), high-titer plasma with proper specifications;

•	our plans to increase our supplies of plasma;

•	the potential indications for our product candidates;

•	potential investigational new product applications;

•	the acceptability of RI-002 for any purpose by physicians, patients or payers;

•	concurrence by the FDA with our conclusions and the satisfaction by us of its guidance;

•	the comparability of results of RI-002 to other comparably run injectable immune globulin clinical trials;

•	the potential of RI-002 to provide meaningful clinical improvement for patients living with Primary Immune Deficiency Disease (“PIDD”);

ii

•	our intellectual property position, including our expectations of the scope of patent protection with respect to RI-002, or other future pipeline product candidates;

•	our manufacturing capabilities, third-party contractor capabilities and strategy;

•	our plans relating to manufacturing, supply and other collaborative agreements;

•	our estimates regarding expenses, capital requirements and the need for additional financing;

•	possible or likely reimbursement levels, if any, if and when RI-002 is approved for marketing;

•	estimates regarding market size, projected growth and sales as well as our expectations of market acceptance of RI-002;

•	future economic conditions or performance; and

•	expectations for future capital requirements.

These statements may be found under the “Risk Factors“ and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this quarterly report on Form 10-Q. Forward-looking statements typically are identified by the use of terms such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative thereof or other variations thereof or comparable terminology. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to the factors referenced above. Any forward-looking statement included or incorporated by reference in this quarterly report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, industry and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the dates such statements are made.

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

iii

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$25,574,009	$9,914,867
Short-term investments	—	5,390,184
Accounts receivable	2,292,274	1,018,027
Inventories	13,150,733	5,020,146
Prepaid expenses and other current assets	2,408,459	313,914
Assets held for sale	845,389	—
Total current assets	44,270,864	21,657,138
Property and equipment, net	28,626,668	2,000,784
Intangible assets, net	6,011,003	—
Goodwill	3,529,509	—
Assets to be transferred under purchase agreement	1,698,755	—
Deposits	502,454	27,163

TOTAL ASSETS	$84,639,253	$23,685,085

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,672,316	$2,564,681
Accrued expenses	4,143,812	2,385,356
Current portion of notes payable	6,666,667	6,111,111
Current portion of deferred revenue	145,154	145,154
Other current liabilities	17,062	16,559
Total current liabilities	15,645,011	11,222,861
Notes payable, net of discount	9,360,708	12,321,640
End of term liability, notes payable	1,790,000	1,790,000
Deferred revenue, net of current portion	2,618,616	2,690,033
Note payable - related party, net of discount	14,827,148	—
Purchase price payable	12,621,844	—
Other non-current liabilities	93,937	117,813
TOTAL LIABILITIES	56,957,264	28,142,347

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized,
no shares issued and outstanding	—	—
Common Stock - voting, $0.0001 par value, 75,000,000 shares
authorized, 17,182,321 and 12,886,741 shares issued and outstanding	1,719	1,289
Common Stock - non-voting, $0.0001 par value, 8,591,160 shares
authorized, 8,591,160 and 0 shares issued and outstanding	859	—
Additional Paid-In Capital	150,187,687	102,476,267
Accumulated Deficit	(122,508,276)	(106,934,818)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	27,681,989	(4,457,262)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$84,639,253	$23,685,085

See notes to (unaudited) condensed consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

REVENUES:
Product revenue	$3,363,692	$2,236,035	$5,956,855	$4,324,213
License and other revenue	35,709	35,709	71,417	71,417
Total Revenues	3,399,401	2,271,744	6,028,272	4,395,630

OPERATING EXPENSES:
Cost of product revenue (exclusive of amortization expense shown below)	4,334,019	1,344,241	5,950,306	2,610,662
Research and development	1,358,409	3,399,889	2,551,136	5,427,601
Plasma centers	1,600,170	1,294,301	3,079,646	2,574,720
Amortization of intangibles	73,021	—	73,021	—
Selling, general and administrative	4,435,650	1,724,163	8,713,034	3,432,033

TOTAL OPERATING EXPENSES	11,801,269	7,762,594	20,367,143	14,045,016

LOSS FROM OPERATIONS	(8,401,868)	(5,490,850)	(14,338,871)	(9,649,386)

OTHER INCOME (EXPENSE):
Interest income	7,858	12,017	26,426	25,525
Interest expense	(642,485)	(537,998)	(1,261,013)	(1,005,439)
Other income	—	4,496	—	4,496
OTHER EXPENSE, NET	(634,627)	(521,485)	(1,234,587)	(975,418)

NET LOSS	$(9,036,495)	$(6,012,335)	$(15,573,458)	$(10,624,804)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.55)	$(0.50)	$(1.06)	$(0.93)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	16,427,054	12,121,500	14,666,677	11,407,918

See notes to (unaudited) condensed consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

For the Six Months Ended June 30, 2017

	Common Stock				Additional
	Voting		Non-Voting		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - January 1, 2017	12,886,741	$1,289	—	$—	$102,476,267	$(106,934,818)	$(4,457,262)
Stock-based compensation	—	—	—	—	547,240	—	547,240
Shares issued in connection with acquisition	4,295,580	430	8,591,160	859	47,164,180	—	47,165,469
Net loss	—	—	—	—	—	(15,573,458)	(15,573,458)
Balance - June 30, 2017	17,182,321	$1,719	8,591,160	$859	$150,187,687	$(122,508,276)	$27,681,989

See notes to (unaudited) condensed consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,573,458)	$(10,624,804)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	395,194	234,394
Loss on disposal of fixed assets	4,155	—
Stock-based compensation	547,240	733,125
Amortization of debt discount	374,389	294,498
Amortization of license revenue	(71,417)	(71,417)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(1,274,246)	97,753
Inventories	66,766	(763,553)
Prepaid expenses	(1,298,991)	(527,032)
Other assets	(475,291)	—
Accounts payable	1,763,025	1,034,093
Accrued expenses	1,384,140	(363,884)
Other current liabilities	(15,280)	(15,280)
Net cash used in operating activities	(14,173,774)	(9,972,107)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of short-term investments	5,390,184	—
Purchase of short-term investments	—	(4,902,786)
Purchase of property and equipment	(96,557)	(58,034)
Cash acquired in acquisition transaction	12,500,000	—
Net cash provided by (used in) investing activities	17,793,627	(4,960,820)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(2,777,778)	—
Proceeds from issuance of common stock, net of offering expenses	—	13,072,741
Proceeds from issuance of related party note payable	15,000,000	—
Proceeds from issuance of note payable	—	4,000,000
Payment of debt issuance costs	(174,839)	(24,200)
Payments of leasehold improvement loan	(8,094)	(7,400)
Net cash provided by financing activities	12,039,289	17,041,141

Net increase in cash and cash equivalents	15,659,142	2,108,214
Cash and cash equivalents - beginning of period	9,914,867	10,440,959
Cash and cash equivalents - end of period	$25,574,009	$12,549,173

See notes to (unaudited) condensed consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS

ADMA Biologics, Inc. (“ADMA” or the “Company”) is a vertically integrated biopharmaceutical and specialty immunoglobulin company that develops, manufactures and markets specialty plasma-based biologics for the treatment of immune deficiencies and prevention of certain infectious diseases. The Company’s targeted patient populations include immune-compromised individuals who suffer from an underlying immune deficiency disease or who may be immune-suppressed for medical reasons. The Company’s products and product candidates are intended to be used by physician specialists focused on caring for immune-compromised patients with or at risk for certain infectious diseases. ADMA operates through its wholly-owned subsidiaries ADMA Plasma Biologics, Inc., ADMA BioManufacturing, LLC (“ADMA BioManufacturing”) and ADMA Bio Centers Georgia, Inc. (“ADMA BioCenters”). ADMA BioManufacturing was formed in January 2017 to facilitate the acquisition of the Biotest Therapy Business Unit (“BTBU”) of Biotest Pharmaceuticals Corporation (“BPC” and, together with Biotest AG, “Biotest”) as more fully described below. ADMA BioCenters is the Company’s source plasma collection business, with facilities located in Norcross, GA and Marietta, GA. Each ADMA BioCenters facility has approved licenses with the U.S. Food and Drug Administration (the “FDA”) and certifications from the German Health Authority (the “GHA”) and the Korean Ministry of Food and Drug Safety. ADMA BioCenters supplies ADMA with a portion of its raw material plasma for the manufacture of RI-002, ADMA’s lead product candidate, which the Company is currently developing for the treatment of Primary Immune Deficiency Disease (“PIDD”).

As discussed in Note 3, on June 6, 2017, ADMA completed the acquisition of certain assets (the “Biotest Assets”) of BTBU, which includes two FDA-licensed products, Nabi-HB® (Hepatitis B Immune Globulin, Human) and Bivigam® (Immune Globulin Intravenous, Human). These products are manufactured at the Company’s plasma fractionation facility located in Boca Raton, Florida (the “Boca Facility”) acquired in the transaction. The facility is FDA-licensed and certified by the GHA. Immediately following the acquisition, the Biotest Assets were contributed into ADMA BioManufacturing.

In addition to Nabi-HB® and Bivigam®, BTBU also provides contract manufacturing for certain clients, including the sale of intermediate by-products.

Nabi-HB® is a hyperimmune globulin that is rich in antibodies to the hepatitis B virus. Nabi-HB® is indicated for the treatment of acute exposure to blood containing hepatitis B surface antigen (“HBsAg”), prenatal exposure to infants born to HBsAg-positive mothers, sexual exposure to HBs-Ag-positive persons and household exposure to persons with acute hepatitis B virus infection. Bivigam® is an Immune Globulin Intravenous (Human), 10% Liquid, indicated for the treatment of primary humoral immunodeficiency.

FDA approval for Bivigam® was received on December 19, 2012, and sales commenced in the first quarter of 2013. In November 2014, the FDA issued a warning letter to Biotest related to certain issues identified at the Boca Facility. In December 2016, Biotest temporarily suspended the commercial production of Bivigam® in order to focus on the completion of planned improvements to the manufacturing process in response to the November 2014 warning letter issued by the FDA.

Prior to the closing of the acquisition, BTBU was the Company’s third-party manufacturer for RI-002. ADMA submitted a Biologics License Application for RI-002 (the “BLA”) to the FDA which was accepted for review during the third quarter of 2015. In July 2016, the FDA issued a Complete Response Letter (the “CRL”) to the Company for the BLA. The CRL reaffirmed the issues set forth in the November 2014 warning letter, and also identified certain outstanding inspection issues and deficiencies at ADMA’s third-party contract manufacturers and vendors and requested documentation of corrections for a number of those issues. The FDA indicated in the CRL that it cannot grant final approval of the BLA until, among other things, these deficiencies are resolved. The CRL did not cite any concerns with the clinical safety and efficacy data for RI-002, nor did the FDA request any additional clinical studies be completed prior to FDA approval of RI-002.

ADMA’s highest priority is to remediate the outstanding compliance issues identified at the Boca Facility in the previously issued FDA warning letter. Since receiving the CRL, the Company has worked diligently with its contract fill and finisher and contract testing laboratory, and the Company continues to address the CRL and remediate the outstanding warning letter at the Boca Facility. With the completion of the acquisition of the Biotest Assets, ADMA now has control over the drug substance manufacturing process and the Company anticipates that it will be in a position to refile the BLA for RI-002 in the middle of 2018.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concurrent with the closing of the acquisition of the Biotest Assets, the Company received a $15.0 million loan from Biotest evidenced by a 6% subordinated note payable to BPC with a maturity of 5 years (see Note 4), and BPC committed to participate in any future equity offering or private placement undertaken by the Company in an amount equal to $12.5 million.

As of June 30, 2017, the Company had working capital of $28.6 million, including $25.6 million of cash and cash equivalents. Based upon the Company’s current projected revenue and expenditures for 2017, including expected consulting fees for warning letter remediation, regulatory and consulting fees associated with RI-002 approval, continuing implementation of the Company’s commercialization and expansion activities, as well as certain other assumptions, management currently believes that its cash, cash equivalents, projected revenue and accounts receivable, along with the additional equity commitment from Biotest, are sufficient to fund ADMA’s operations, as currently conducted, into the first quarter of 2018. These estimates may change based upon results from the Company’s remediation efforts, the timing of any required commercial manufacturing scale up activities, the various financing options ADMA is exploring, including the potential refinancing of its current senior debt which, if achieved on favorable terms, would be expected to allow ADMA to extend its current cash runway from the first quarter of 2018 well into the second half of 2018 and perhaps further, depending on the timing and structuring of the loan facility, or if any other assumptions of the Company change. The Company does not currently have any other firm commitments to obtain additional financing. Furthermore, if the Company’s assumptions underlying its estimated expenses and revenues are incorrect, it may have to raise additional capital sooner than currently anticipated.

Due to numerous risks and uncertainties associated with ongoing remediations, the research and development and potential future commercialization of its products and product candidates, the Company is unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with its development activities. The Company’s current estimates may be subject to change as circumstances regarding its business requirements evolve. The Company may decide to raise capital through public or private equity offerings or debt financings, or obtain a bank credit facility or corporate collaboration and licensing arrangements. The Company does not have any existing commitments for future external funding other than the additional equity commitment from Biotest. The sale of additional equity or debt securities, if convertible, could result in dilution to the Company’s stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict the Company’s operations or other financing alternatives. Additional equity or debt financing, grants, or corporate collaboration and potential licensing arrangements may not be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate the Company’s research and development programs, reduce the Company’s planned clinical trials and delay or abandon potential commercialization efforts of the Company’s lead or other product candidates. The Company has reported losses since inception in June 2004 through June 30, 2017 of $122.5 million. Management believes that the Company will continue to incur net losses and negative net cash flows from operating activities to fund its research and development, commercial programs and meet its obligations on a timely basis through the foreseeable future. As such, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts and the classification of liabilities that might be necessary from the outcome of this uncertainty.

ADMA’s long-term liquidity will be dependent upon its ability to raise additional capital, to fund its research and development and commercial programs and meet its obligations on a timely basis. If ADMA is unable to successfully raise sufficient additional capital, it will likely not have sufficient cash flow and liquidity to fund its business operations, forcing ADMA to curtail activities and potentially significantly reduce, or potentially cease, operations. Even if ADMA is able to raise additional capital, such financings may only be available on unattractive terms, resulting in significant dilution of stockholders’ interests and, in such event, the value and potential future market price of its common stock may decline.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (the “FASB”).

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2017. These condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X, and therefore omit or condense certain footnotes and other information normally included in consolidated interim financial statements prepared in accordance with U.S. GAAP. All material intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2017 and its results of operations for the three and six months ended June 30, 2017 and 2016 and cash flows for the six months ended June 30, 2017 and 2016. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017.

Use of estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the fair value of assets acquired and liabilities assumed in a business combination, valuation of inventory, assumptions used in the fair value determination of stock-based compensation, warrants, and the allowance for the valuation of future tax benefits.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting in accordance with FASB ASC 805, Business Combinations. Identifiable assets acquired, liabilities assumed, and contingent consideration are recorded at their acquisition date fair values. Any change in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date, including changes from events after the acquisition date, will be recognized in the period of the estimated fair value change. Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed as a result of the business combination. Identifiable assets with finite lives are amortized over their useful lives. Acquisition related costs are expensed as incurred.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair value of financial instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, short-term investments and accounts payable, are shown at cost which approximates fair value due to the short-term nature of these instruments. The debt outstanding under the loan and security agreement with Oxford Finance, LLC (see Note 4) approximates fair value due to variable interest rate. With respect to the related party note payable in the amount of $15.0 million as of June 30, 2017 (see Notes 3 and 4), which is held by a principal stockholder of the Company and was issued concurrent with an acquisition transaction with such stockholder, the Company has concluded that an estimation of fair value for this note is not practicable.

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired by the Company. Goodwill at June 30, 2017 and December 31, 2016 was $3.5 million and $0, respectively. All of the Company’s goodwill is attributable to its ADMA BioManufacturing business segment. The following table presents the changes in the carrying amount of goodwill during the six months ended June 30, 2017:

Balance as of January 1, 2017	$—
Goodwill recorded in connection with the acquistion of the Biotest Assets	3,529,509
Balance as of June 30, 2017	$3,529,509

Goodwill is not amortized, but assessed for impairment on an annual basis or more frequently if impairment indicators exist. The Company has the option to perform a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of its reporting units is less than its carrying amount, including goodwill and other intangible assets. If the Company concludes that this is the case, then it must perform a two-step goodwill impairment process.

The first step compares a reporting unit’s fair value to its carrying amount to identify potential goodwill impairment. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the second step of the impairment test must be completed to measure the amount of the reporting unit’s goodwill impairment loss, if any. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value, which is the fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets. If the implied fair value of goodwill is less than its carrying amount, a goodwill impairment loss is recognized. The Company performs its annual goodwill impairment test as of October 1 of each year.

Impairment of long-lived assets

The Company assesses the recoverability of its long-lived assets, which include property and equipment and definite-lived intangible assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the six months ended June 30, 2017 and 2016, the Company determined that there was no impairment of its long-lived assets.

Revenue recognition

Revenues for the six months ended June 30, 2017 are comprised of revenues from Nabi-HB®, product revenues from the sale of normal source human plasma collected from the Company’s plasma collection centers segment and license and other revenues are primarily attributable to the out-licensing of RI-002 to Biotest to market and sell in Europe and selected countries in North Africa and the Middle East. Biotest has provided the Company with certain services and financial payments in accordance with the related Biotest license agreement and is obligated to pay the Company certain amounts in the future if certain milestones are achieved. Deferred revenue is recognized over the term of the Biotest license. Deferred revenue is amortized into income for a period of approximately 20 years, the term of the Biotest license agreement.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue from sales of Nabi-HB® and Bivigam® is recognized when the product reaches the customer’s destination. For sales of intermediates, title typically transfers when the product is delivered to a third party warehouse. With all other contract manufacturing, the title transfers to the customer when they take possession of the product from the Boca Facility. As the Company maintains a significant risk of loss throughout the contract manufacturing process, contract manufacturing revenue is not recognized until the product is released and title transfers to the customer. Nabi-HB® revenue is net of estimated customer prompt pay discounts and contractual allowances in accordance with managed care agreements, including wholesaler chargebacks, rebates, customer returns and other wholesaler fees.

For the six months ended June 30, 2017, two of the Company’s customers, SK Plasma Co., Ltd. (“SK”) and BPC, represented 90% of the Company’s total revenues, with BPC representing approximately 75% of the Company’s total revenues and SK representing approximately 15% of the Company’s total revenues. For the six months ended June 30, 2016, sales to BPC and SK represented 89% and 10%, respectively, of the Company’s consolidated revenues.

Cost of product revenue

Cost of product revenue includes expenses related to process development as well as scientific and technical operations when these operations are attributable to marketed products. When the activities of these operations are attributable to new products in development, the expenses are classified as research and development expenses. Additionally, expenses associated with remediating the issues noted in the FDA warning letter are expensed as incurred and are reflected in cost of product revenue in the accompanying consolidated statements of operations for the three and six months ended June 30, 2017. As the Boca Facility has not yet resumed production, all operating expenses associated with the facility have been expensed as incurred since acquisition.

Loss per common share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. For purposes of computing basic and diluted loss per share, the non-voting class of common stock is included in the common stock outstanding as the characteristics of the non-voting class are substantially the same.

Diluted net loss per share is calculated by dividing net loss attributable to common stockholders as adjusted for the effect of dilutive securities, if any, by the weighted average number of shares of common stock, including the non-voting class of common stock, and dilutive common stock outstanding during the period. Potentially dilutive common stock includes the shares of common stock issuable upon the exercise of outstanding stock options and warrants (using the treasury stock method). Potentially dilutive common stock in the diluted net loss per share computation is excluded to the extent that it would be anti-dilutive. No potentially dilutive securities are included in the computation of any diluted per share amounts as the Company reported a net loss for all periods presented. The aggregate number of potentially dilutive securities upon the exercise of outstanding warrants and stock options was 3.5 million and 1.8 million as of June 30, 2017 and 2016, respectively.

Stock-based compensation

The Company follows recognized accounting guidance which requires all equity-based payments, including grants of stock options, to be recognized in the statements of operations as compensation expense, based on their fair values at the date of grant. The Company uses the Black-Scholes option pricing model to determine the fair value of options granted. Compensation expense related to awards to employees and directors with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three and six months ended June 30, 2017, the Company granted stock options to purchase 1,674,595 and 1,856,595 shares of common stock, respectively, to its directors and employees. During the three and six months ended June 30, 2016, the Company granted stock options to purchase 15,000 and 100,984 shares of common stock, respectively, to its directors and employees.

Recent Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-09, Modification Accounting for Share-Based Payment Arrangements, which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company does not expect this new guidance to have a material impact on its condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations – Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard introduces a screen for determining when assets acquired are not a business and clarifies that a business must include, at a minimum, an input and a substantive process that contribute to an output to be considered a business. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted this standard in the second quarter of 2017 and the adoption of this standard did not have a material impact on its condensed consolidated financial statements for the six months ended June 30, 2017.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under the ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU is effective prospectively for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect this new guidance to have a material impact on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which provides for simplification of certain aspects of employee share-based payment accounting including income taxes, classification of awards as either equity or liabilities, accounting for forfeitures and classification on the statement of cash flows. The Company adopted this standard in the first quarter of 2017 and the adoption of this standard did not have a material impact on its condensed consolidated financial statements as of and for the six months ended June 30, 2017.

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes, which includes amendments that require deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The amendments in this ASU are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Earlier application is permitted as of the beginning of an interim or annual reporting period. The amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company adopted this standard in the second quarter of 2017. As the Company carried a full valuation allowance against its deferred tax assets as of June 30, 2017 and December 31, 2016, adoption of this standard did not have a material impact on its condensed consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments, which includes amendments that require an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this ASU require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the changes to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this ASU require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of the ASU with earlier application permitted for financial statements that have not yet been made available for issuance. The Company adopted this standard in the first quarter of 2017 and the adoption of this standard did not have a material impact on its condensed consolidated financial statements as of and for the six months ended June 30, 2017.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The standard requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market (market in this context is defined as one of three different measures, one of which is net realizable value). The Company adopted this standard in the first quarter of 2017 and the adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements as and for the six months ended June 30, 2017.

In May 2014, the FASB issued new guidance related to revenue recognition, ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”), which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new guidance requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. ASC 606 defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. The new guidance becomes effective in calendar year 2018 and early adoption in calendar year 2017 is permitted. Two methods of adoption are permitted: (a) full retrospective adoption, meaning the standard is applied to all periods presented; or (b) modified retrospective adoption, meaning the cumulative effect of applying the new guidance is recognized at the date of initial application as an adjustment to the opening retained earnings balance.

In March 2016, April 2016 and December 2016, the FASB issued ASU No. 2016-08, Revenue From Contracts with Customers (ASC 606): Principal Versus Agent Considerations, ASU No. 2016-10, Revenue From Contracts with Customers (ASC 606): Identifying Performance Obligations and Licensing, and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue From Contracts with Customers, respectively, which further clarify the implementation guidance on principal versus agent considerations contained in ASU No. 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers, narrow-scope improvements and practical expedients which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts at transition. These standards will be effective for the Company beginning in the first quarter of 2018. Early adoption is permitted.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2017, the Company has not yet completed its final review of the impact of this new revenue recognition guidance, including the new disclosure requirements, as it is continuing to evaluate the impacts of adoption and the implementation approach to be used. The Company plans to adopt the new standard effective January 1, 2018. The Company continues to monitor additional changes, modifications, clarifications or interpretations being undertaken by the FASB, which may impact its current conclusions.

3.	ACQUISITION

On June 6, 2017, ADMA completed the acquisition of the Biotest Assets from BPC. As a result of this transaction, the Company acquired Nabi-HB® and Bivigam®, the Boca Facility and certain other assets of BTBU. The acquisition of the Biotest Assets expands the Company’s product offering with two FDA-approved products and provides direct control over the manufacturing and regulatory processes impacting the Company’s RI-002 product candidate, including remediation of the outstanding FDA warning letter previously issued to Biotest as well as certain other remediation items affecting the Boca Facility. Pursuant to the acquisition, the Company issued to Biotest 4,295,580 voting shares of its common stock and 8,591,160 non-voting shares of common stock. The Company will also transfer ownership of two of its plasma centers to Biotest on January 1, 2019 as additional consideration.

The purchase price was calculated as follows:

Issuance of 12,886,740 shares of common stock (voting and non-voting) valued at $3.66 per share	$47,165,468
Transfer of two plasma collection centers	12,621,844
Total purchase price	$59,787,312

The following table summarizes the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed based on their estimated fair values:

Cash	$12,500,000
Inventory	8,197,354
Land and buildings	20,000,000
Property and equipment	8,209,800
Assets held for sale	845,389
Other current assets	795,553
Trademark and other intangible rights to Nabi-HB	4,100,046
Right to intermediates	907,421
Customer contract	1,076,557
Goodwill	3,529,509
Liabilities assumed	(374,317)
Total purchase price	$59,787,312

The Company engaged various third party valuation specialists to determine the fair value of the land and buildings, property and equipment, right to intermediates, customer contract and Nabi-HB® intangible assets, as well as the assets held for sale. Some of the valuations and underlying analyses that were performed are preliminary and are subject to change upon finalization of more detailed analyses of the facts and circumstances that existed at the date of the transaction. Any such changes would change the allocation of the purchase price. Therefore, the foregoing purchase price allocation is preliminary and subject to change within the measurement period.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets held for sale reflects certain manufacturing equipment acquired in the transaction that will not be utilized in the manufacture or development of any of the Company’s current products or product candidates. The Company expects that the sale of these assets will be completed within one year from the date of the acquisition transaction. Goodwill is expected to be deductible for tax purposes.

As a result of the foregoing transaction, BPC became a principal stockholder and Biotest became a related party of the Company. Therefore, all transactions with Biotest subsequent to June 6, 2017, including product and license revenues attributable to Biotest (see Note 2), are related party transactions. The results from BTBU’s operations are included in the Company’s consolidated financial statements from the date of acquisition. The Company incurred a total of approximately $5.7 million in transaction closing costs, which were expensed as incurred. For the three and six months ended June 30, 2017, transaction closing costs amounted to approximately $1.2 million and $3.8 million, respectively.

The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2016. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition been consummated as of that time or that may result in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
As reported	$3,399,401	$2,271,744	$6,028,272	$4,395,630
Proforma	$10,569,393	$22,704,653	$24,292,042	$44,336,311

Net loss
As reported	$(9,036,495)	$(6,012,335)	$(15,573,458)	$(10,624,804)
Proforma	$(12,751,262)	$(14,473,470)	$(24,826,749)	$(29,073,476)

Basic and diluted net loss per share:
As reported	$(0.55)	$(0.50)	$(1.06)	$(0.93)
Proforma	$(0.49)	$(0.58)	$(0.96)	$(1.20)

4.	DEBT

A summary of outstanding senior notes payable is as follows:

	June 30, 2017	December 31, 2016

Oxford - Gross proceeds	$20,000,000	$20,000,000
Paydown of principal balance	(2,777,778)	—
	17,222,222	20,000,000

Less:
Debt discount	(1,194,847)	(1,567,249)
Current portion	(6,666,667)	(6,111,111)

Senior notes payable	$9,360,708	$12,321,640

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Senior Notes Payable

On June 19, 2015, the Company entered into a Loan and Security Agreement (the “LSA”) with Oxford Finance, LLC (“Oxford”), for up to $21.0 million of debt financing in two term loan tranches. The first term loan tranche of $16.0 million from the LSA (the “Term A Loan”) was primarily used to repay the Company’s previous debt facility with Hercules Technology Growth Capital, Inc. dated December 2012. On May 13, 2016, the Company amended the LSA with Oxford (the “Amended LSA”) which provided ADMA with an additional $4.0 million term loan (the “Term B Loan”), which brings the total principal amount borrowed to $20.0 million. The outstanding term loans bear interest at a rate per annum equal to the greater of (i) 7.80% and (ii) the sum of (a) the three-month U.S. LIBOR rate (as reported in The Wall Street Journal) on the date occurring on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 7.54% on the outstanding principal balance. The effective interest rates for the Term A Loan and the Term B Loan, including backend fees equal to 8.95% of the total funded amount, are 11.4% and 13.04%, respectively. The Company began repaying the principal balance on February 1, 2017 in equal installments for a period of 36 months, unless accelerated as a result of certain events of default. The backend fees are due at the earlier of loan maturity or prepayment. All term loans mature no later than January 1, 2020. The loans are secured by the Company’s assets, except for its intellectual property (which is subject to a negative pledge). The LSA contains customary representations, warranties and covenants, including limitations on incurring indebtedness, engaging in mergers or acquisitions and making investments, distributions or transfers. The Company was in compliance with all such covenants as of June 30, 2017.

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

Pursuant to the Amended LSA, (i) the Company paid a total facility fee of $125,000; (ii) certain adjustments were made to the time periods for any applicable prepayment fees; and (iii) certain defined terms were adjusted, including a new February 1, 2017 amortization date. The Amended LSA further provides for customary representations, warranties and covenants for the Company. Except as otherwise amended, the Amended LSA does not alter the terms of the LSA.

Related Party Note Payable

A summary of the outstanding related party note payable is as follows:

	June 30, 2017	December 31, 2016
Biotest - Gross proceeds	$15,000,000	$—

Less:
Debt discount	(172,852)	—

Note payable - related party	$14,827,148	$—

In connection with the acquisition of the Biotest Assets (see Note 3), ADMA BioManufacturing issued a subordinated note payable to BPC and in connection therewith received cash proceeds of $15.0 million. The note bears interest at a rate of 6.0% per annum and matures on June 6, 2022. The Company is obligated to make semi-annual interest payments, with all principal and unpaid interest due at maturity. The note is subordinate to the senior note payable with Oxford. In the event of default, all principal and unpaid interest is due on demand. The subordinated note also contains several non-financial covenants with which the Company was in compliance as of June 30, 2017. The Company incurred $0.2 million of debt issuance costs in connection with the issuance of this note, which were recorded as a debt discount. The debt discount is being amortized as interest expense over the term of the note.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	STOCKHOLDERS’ EQUITY (DEFICIT)

In connection with the acquisition of the Biotest Assets (see Note 3) the Company issued 4,295,580 shares of its voting common stock and 8,591,160 shares of its non-voting common stock, respectively. The rights and preferences of the non-voting common are substantially the same as the common stock. BPC is prohibited from selling such shares for six months following the acquisition of BTBU and is thereafter limited to selling shares of the Company in excess of 15% of the outstanding shares of the Company in a 12-month period. The volume sale restriction expires on the three year anniversary from the BTBU acquisition (“Standstill Period"). The non-voting common stock will automatically convert into common stock upon (i) expiration of the Standstill Period, (ii) a liquidation event, (iii) Company insolvency, (iv) a permitted sale and (v) certain dilutive issuances as defined in the Company’s amended and restated certificate of incorporation.

On May 3, 2016, the Company completed an underwritten public offering of 2,176,154 shares of its common stock, for gross proceeds of approximately $14.1 million. Net proceeds from this offering were approximately $13.1 million, after payment of underwriting discounts and offering expenses of approximately $1.0 million. The shares were sold under a shelf registration statement on Form S-3 (File No. 333-200638) that was declared effective by the SEC on December 23, 2014.

Equity incentive plan

The fair value of stock options granted under the Company’s 2007 Employee Stock Option Plan (the “2007 Plan”) and the ADMA Biologics, Inc. 2014 Omnibus Incentive Compensation Plan, as amended and restated (the “2014 Plan”), was determined on the date of grant using the Black-Scholes option valuation model. The Black-Scholes model was developed for use in estimating the fair value of publicly traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The stock options granted to employees and directors have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Because there has been limited data related to the Company's common stock and very little historical experience with the Company's stock options, similar public companies and a pro rata percentage of the Company’s common stock were used for calculating ADMA’s volatility for comparison and expectations as to the assumptions required for fair value computation using the Black-Scholes methodology. The following assumptions were used to determine the fair value of options granted during the six months ended June 30, 2017 and 2016:

	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016

Expected term	5.8 - 6.3 years	5.8 - 6.3 years
Volatility	51-64%	51-52%
Dividend yield	0.0	0.0
Risk-free interest rate	1.77-2.29%	1.54-1.79%

The weighted average remaining contractual life of stock options outstanding and expected to vest at June 30, 2017 is 8.0 years. The weighted average remaining contractual life of stock options exercisable at June 30, 2017 is 5.3 years.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s option activity under the 2007 Plan and 2014 Plan and related information is as follows:

	Six Months Ended
	June 30, 2017
	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	1,535,187	$7.90

Forfeited	(62,836)	$9.12
Expired	(7,686)	$8.92
Granted	1,856,595	$3.79

Outstanding at end of period and expected to vest	3,321,260	$5.58

Options exercisable	1,277,674	$7.66

Stock-based compensation expense for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Research and development	$68,434	$132,277	$121,417	$288,833
Plasma centers	13,196	11,745	25,947	24,755
General and administrative	223,973	166,923	394,116	419,537
Cost of goods sold	5,760	—	5,760	—

Total stock-based compensation expense	$311,363	$310,945	$547,240	$733,125

As of June 30, 2017, the total compensation expense related to unvested options not yet recognized totaled $4,934,857. The weighted average vesting period over which the total compensation expense will be recorded related to unvested options not yet recognized at June 30, 2017 was approximately 3.1 years.

6.	INVENTORIES

The following table provides the components of inventories:

	June, 30 2017	December 31 2016

Raw materials	$9,376,705	$5,020,146
Finished goods	3,774,028	—
Total inventories	$13,150,733	$5,020,146

Inventories are stated at the lower of cost or market with cost being determined on the first-in, first-out method. Finished goods inventories as of June 30, 2017 is comprised of Nabi-HB®, recorded at fair value as part of the purchase price allocation of the Biotest Assets acquired. All activities associated with the production of inventories used in research and development activities are expensed as incurred.

7.	INTANGIBLE ASSETS

Intangible assets at June 30, 2017 and December 31, 2016 consist of the following:

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2017			December 31, 2016
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Trademark and other intangible rights related to Nabi-HB®	$4,100,046	$39,048	$4,060,998	$—	$—	$—
Right to intermediates	907,421	8,642	898,779	—	—	—
Customer contract	1,076,557	25,331	1,051,226	—	—	—
Total	$6,084,024	$73,021	$6,011,003	$—	$—	$—

Under the previous contract manufacturing agreement between ADMA and BPC, intermediate by-products derived from the manufacture of RI-002 were property of Biotest. As a result of the transaction, ADMA now has the right to these intermediate products. The customer contract pertains to a contract manufacturing agreement with a third party that the Company assumed upon the completion of the acquisition of the Biotest Assets. Amortization expense related to these acquisition-related intangible assets for the three months and six months ended June 30, 2017 was $0.1 million. Estimated aggregate future aggregate amortization expense for the next five years is expected to be as follows:

Remainder of 2017	$547,657
2018	1,095,314
2019	1,095,314
2020	816,675
2021	715,352

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and related accumulated depreciation are summarized as follows:

	June 30, 2017	December 31, 2016
Manufacturing and laboratory equipment	$8,176,699	$306,411
Office equipment and computer software	256,856	188,277
Furniture and fixtures	473,638	1,030,257
Leasehold improvements	78,858	2,699,104
Land	11,700,000	—
Buildings	8,300,000	—
	28,986,051	4,224,049
Less: Accumulated depreciation and amortization	(359,383)	(2,223,265)
	$28,626,668	$2,000,784

Fixed assets are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the asset’s estimated useful life. Land is not depreciated. The buildings were assigned a useful life of 30 years. Property and equipment other than land and buildings have useful lives ranging from 3 to 10 years. Leasehold improvements are amortized over the lesser of the lease term or their estimated useful lives.

9.	RELATED PARTY TRANSACTIONS

The Company leases an office building and equipment from Areth, LLC (“Areth”) pursuant to a shared services agreement on a month-to-month basis of which terms were amended by the Company’s Board of Directors in June 2016. Rent expense amounted to $48,000 and $71,888 for the three months ended June 30, 2017 and 2016 respectively, and $96,000 for the six months ended June 30, 2017 and 2016. Areth is a company controlled by Dr. Jerrold B. Grossman, the Company’s Vice Chairman, and Adam S. Grossman, the Company’s President and Chief Executive Officer, and the Company pays Areth monthly fees for the use of such office space and for other information technology, general warehousing and administrative services. The Company also reimburses Areth for office and building related (common area) expenses, equipment and certain other operational expenses, which have not been material to the condensed consolidated financial statements for the six months ended June 30, 2017 and 2016. The Company maintains deposits and other accounts at Pascack Bankcorp, a bank of which Dr. Grossman served as a director through January 2016, and which was approximately 5%-owned by members of the Grossman family. Pascack Bankcorp was acquired by Lakeland Bancorp, Inc. in January 2016 and Dr. Grossman is currently a member of the Corporate Advisory Council of Lakeland Bancorp Inc.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2017, the Company has a $15.0 million subordinated note payable to BPC (see Note 4), and recognized approximately $60,000 of interest expense on this note for the three and six months ended June 30, 2017.

For the three and six months ended June 30, 2017 and 2016, the Company recognized revenues under its out-licensing agreement with Biotest of $35,708 and $71,417, respectively. Deferred revenue of $2,761,450 and $2,832,867 as of June 30, 2017 and December 31, 2016 is related to this agreement.

Biotest is the Company’s largest customer for the sale of normal source plasma. Plasma sales to Biotest for the three and six months ended June 30, 2017 were approximately $2.4 million and $4.5 million, respectively. Plasma sales to Biotest for the three and six months ended June 30, 2016 were approximately $1.8 million and $3.8 million, respectively. Accounts receivable includes approximately $1.2 million and $1.0 million due from Biotest as of June 30, 2017 and December 31, 2016, respectively. Additionally, Biotest is a supplier of RSV plasma to ADMA, with the Company purchasing approximately $0.3 million and $0.9 million of RSV plasma in the six months ended June 30, 2017 and 2016, respectively. Included in accounts payable is approximately $48,000 and $82,000 due to Biotest as of June 30, 2017 and December 31, 2016, respectively. The following table summarizes the related party balances with Biotest:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Sale and purchase of plasma
Product revenue	$2,362,059	$1,781,428	$4,454,274	$3,840,190
Purchases	141,754	382,685	324,140	888,255

License revenue	35,708	35,708	71,417	71,417

Interest expense	60,000	—	60,000	—

			June 30,	December 31,
			2017	2016
Accounts receivable			$1,209,733	$969,675
Accounts payable			48,466	82,427
Accrued expenses			797,070	—
Note payable			15,000,000	—
Accrued interest			60,000	—
Deferred revenue			2,761,450	2,832,867

In connection with the acquisition of the Biotest Assets, the Company entered into a Transition Services Agreement with BPC pursuant to which each of the Company and BPC agreed to provide transition services to the other party, including services related to finance, human resources, information technologies, leasing of equipment and clinical and regulatory services for a period of up to 24 months after the June 6, 2017 closing date, as well as agreements to lease certain laboratory space within the Boca Facility to BPC for a period of up to 24 months after the closing date of the acquisition transaction. As of June 30, 2017, $797,010 was payable by the Company to BPC for services rendered and expenses incurred on behalf of the Company related to these agreements. This amount is reflected in accrued expenses in the accompanying consolidated balance sheet.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of the acquisition of the Biotest Assets, the Company will transfer two plasma collection centers to BPC on January 1, 2019. The purchase price payable of $12.6 million as of June 6, 2017 represents the fair value of this obligation.

10.	COMMITMENTS AND CONTINGENCIES

General Legal Matters

The Company is and may become subject to certain legal proceedings and claims arising in connection with the normal course of its business. In the opinion of management, there are currently no claims that would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Operating leases

In connection with the acquisition of the Biotest Assets, the Company assumed two warehouse leases in Boca Raton, FL for additional storage space for raw materials, spare parts and other supplies related to its business. These leases expire on December 31, 2017 and July 31, 2018, respectively. The aggregate minimum lease payments for these two leases are approximately $9,000 per month. Additionally, in September 2016, BPC entered into a lease for 36 months for certain specialized equipment related to process development. This equipment is utilized by the Company and the Company reimburses BPC in the approximate amount of $3,500 per month.

On February 17, 2017, ADMA BioCenters entered into a lease (the “Lease”) with Home Center Properties, LLC, a Georgia limited liability company (“Landlord”), for approximately 12,167 square feet located at 166 Earnest W. Barrett Parkway, Marietta, GA (the “Premises”). ADMA BioCenters will utilize the Premises as a facility specializing in the collection of human plasma and blood, general office administration and any other related use. The Lease has an initial term of approximately eight years and nine months (the “Initial Term”), commencing upon substantial completion of “Landlord’s Work” (as defined in the Lease) (the “Lease Commencement Date”), with rent payments commencing 150 days after the Lease Commencement Date. The Lease Commencement Date is July 1, 2017. ADMA BioCenters’ total monthly cost of the Premises (inclusive of Landlord’s “Operating Costs”, “Taxes” and “Insurance Charges” (as such terms are defined in the Lease)) will range from approximately $20,000 to $27,000 during the Initial Term. Provided that the Lease is in full force and effect and that there has been no event of default (as defined in the Lease) beyond the expiration of any applicable notice and cure period, ADMA BioCenters has the option to extend the term of the Lease for two additional periods of five years each (each, an “Extension Term”), each Extension Term on the same terms, covenants and conditions as the Lease, with the rent for each Extension Term to equal the mutually agreed fair market value of the Premises on the commencement of such Extension Term. The Lease also contains customary default provisions, representations, warranties and covenants.

Contract manufacturing agreement

In connection with the acquisition of the Biotest Assets, the Company acquired all of the rights and assumed all of the obligations under an existing agreement with a third party related to the fractionation of plasma provided by the third party. The agreement terminates on December 31, 2020, with 2020 being a wind-down year. All other years have minimum production requirements as well as a payment due to the counterparty to the contract of $1.5 million per year if a minimum of 11 batches are not manufactured in that year.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contract filler agreement

The Company has an agreement with a third party to fill and package its plasma for sale to customers. BTBU’s agreement with this same contract filler to package Nabi-HB® and Bivigam® was not assigned to ADMA in the acquisition of the Biotest Assets. This contract filler is the only provider approved by the FDA to fill and package these products. The Company is currently working with the contract filler to amend its current agreement to include Nabi-HB® and Bivigam® in the existing ADMA contract. At this time, the Company is not able to determine the impact that the proposed amendment would have on the overall terms of the contract.

Post-marketing commitments

In connection with the approval of the BLA for Bivigam®, on December 19, 2012 Biotest committed to perform two additional post-marketing studies. The first is a pediatric study to evaluate the efficacy and safety of Bivigam® in children and adolescents, and the second is a post-authorization safety study to further assess the potential risk of hypotension and hepatic and renal impairment in Bivigam®-treated patients with Primary Humoral Immunodeficiency. These studies are still pending completion, ADMA has assumed the remaining obligations, and the costs of the studies will be expensed as they are incurred. The Company currently expects both studies to be completed by the end of 2021. However, the timing of the completion of these studies is dependent upon the availability of Bivigam® and the completion of the planned manufacturing process improvements.

11.	SEGMENTS

The Company is engaged in the development, manufacturing and commercialization of human plasma and plasma-derived therapeutics. The Company’s ADMA BioManufacturing segment reflects the Company’s immune globulin manufacturing and development operations in Florida, acquired on June 6, 2017 (see Note 3). The Plasma Collection Centers segment consists of two FDA-licensed source plasma collection facilities located in Georgia, with a third collection center scheduled to open in late 2017 (see Note 10). The Company defines its segments as those business units whose operating results are regularly reviewed by the chief operating decision maker (“CODM”) to analyze performance and allocate resources. The Company’s CODM is its President and Chief Executive Officer. Summarized financial information concerning reportable segments is shown in the following tables:

Three Months Ended June 30, 2017
	ADMA BioManufacturing	Plasma Collection Centers	Corporate	Consolidated

Revenues	$539,223	$2,824,470	$35,708	$3,399,401

Cost of product revenue	2,498,856	1,835,163	—	4,334,019

Gross (loss) profit	(1,959,633)	989,307	35,708	(934,618)

Loss from operations	(3,118,300)	(610,864)	(4,672,704)	(8,401,868)

Other expense, net	(61,987)	—	(572,640)	(634,627)

Net loss	(3,180,287)	(610,864)	(5,245,344)	(9,036,495)

Total assets	65,913,839	2,101,977	16,623,437	84,639,253

Depreciation and amortization expense	158,398	103,703	15,031	277,132

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended June 30, 2016
	ADMA BioManufacturing	Plasma Collection Centers	Corporate	Consolidated

Revenues	$—	$2,236,036	$35,708	$2,271,744

Cost of product revenue	—	1,344,241	—	1,344,241

Gross profit	—	891,795	35,708	927,503

Loss from operations	—	(402,507)	(5,088,343)	(5,490,850)

Other expense, net	—	—	(521,485)	(521,485)

Net loss	—	(402,507)	(5,609,828)	(6,012,335)
	—
Total assets	—	2,509,903	29,232,086	31,741,989

Depreciation and amortization expense	—	102,330	13,671	116,001

Six Months Ended June 30, 2017
	ADMA BioManufacturing	Plasma Collection Centers	Corporate	Consolidated

Revenues	$539,223	$5,417,632	$71,417	$6,028,272

Cost of product revenue	2,498,856	3,451,450	—	5,950,306

Gross profit	(1,959,633)	1,966,182	71,417	77,966

Loss from operations	(3,118,300)	(1,113,464)	(10,107,107)	(14,338,871)

Other expense, net	(61,987)	—	(1,172,600)	(1,234,587)

Net loss	(3,180,287)	(1,113,464)	(11,279,707)	(15,573,458)

Capital expenditures	—	81,294	15,263	96,557

Depreciation and amortization expense	158,398	207,343	29,453	395,194

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2016
	ADMA BioManufacturing	Plasma Collection Centers	Corporate	Consolidated

Revenues	$—	$4,324,213	$71,417	$4,395,630

Cost of product revenue	—	2,610,662	—	2,610,662

Gross profit	—	1,713,551	71,417	1,784,968

Loss from operations	—	(861,169)	(8,788,217)	(9,649,386)

Other expense, net	—	—	(975,418)	(975,418)

Net loss	—	(861,169)	(9,763,635)	(10,624,804)
	—
Capital expeditures	—	32,733	25,301	58,034

Depreciation and amortization expense	—	207,519	26,875	234,394

The “Corporate” column above includes general and administrative overhead expenses. Total assets included in the “Corporate” column above includes assets related to corporate and support functions.

12.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information for the six months ended June 30, 2017 and 2016 is as follows:

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$833,515	$681,470
Noncash Financing and Inesting Activities:
Assets acquired through the issuance of common stock and liabilities assumed	$60,161,629	$—
Equipment acquired through related party payable	$344,610	$—
Accrued equity issuance costs	$—	$172,200
Accrued debt issuance costs	$—	$22,904
End of term liability for Oxford Note Payable	$—	$358,000
Warrants issued in connection with note payable	$—	$86,300

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion, which refers to our historical results, should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q, including “Risk Factors” and the consolidated financial statements and other consolidated financial information included elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 . The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this quarterly report on Form 10-Q. See “Special Note Regarding Forward-Looking Statements.” Our actual results may differ materially.

Overview

ADMA Biologics, Inc. (“ADMA”, the “Company”, “we”, “our” or “us”) is a vertically integrated biopharmaceutical and specialty immunoglobulin company that develops, manufactures and markets specialty plasma-based biologics for the treatment of immune deficiencies and prevention of certain infectious diseases. Our targeted patient populations include immune-compromised individuals who suffer from an underlying immune deficiency disorder or who may be immune-suppressed for medical reasons. Our product candidates are intended to be used by physician specialists focused on caring for immune-compromised patients with or at risk for certain infectious diseases.

On June 6, 2017, we completed the acquisition of certain assets (the “Biotest Assets”) of the Therapy Business Unit (“BTBU”) of Biotest Pharmaceuticals Corporation (“BPC” and, together with Biotest AG, “Biotest”), which includes two United States Food and Drug Administration (the “FDA”) licensed products, Nabi-HB® (Hepatitis B Immune Globulin, Human) and Bivigam® (Immune Globulin Intravenous, Human) (the “Biotest Transaction”). These products are manufactured at the Company’s plasma fractionation facility located in Boca Raton, Florida (the “Boca Facility”) acquired in the Biotest Transaction. The facility is FDA-licensed and certified by the German Health Authority. Immediately following the acquisition, the Biotest Assets were contributed into our ADMA BioManufacturing, LLC (“ADMA BioManufacturing”) subsidiary.

Nabi-HB® is a hyperimmune globulin that is rich in antibodies to the hepatitis B virus. Nabi-HB® is indicated for the treatment of acute exposure to blood containing hepatitis B surface antigen (“HBsAg”), prenatal exposure to infants born to HBsAg-positive mothers, sexual exposure to HBs-Ag-positive persons and household exposure to persons with acute hepatitis B virus infection. Bivigam® is an Immune Globulin Intravenous (Human), 10% Liquid, indicated for the treatment of primary humoral immunodeficiency. In addition to Nabi-HB® and Bivigam®, ADMA also provides contract manufacturing for certain clients, including the sale of intermediate by-products.

Concurrent with the closing of the acquisition of the Biotest Assets, the Company received a $15.0 million loan from Biotest evidenced by a 6% subordinated note payable to BPC with a maturity of 5 years (see Note 4 to the consolidated financial statements), and BPC committed to participate in any future equity offering or private placement undertaken by the Company in an amount equal to $12.5 million.

Our Lead Product Candidate – RI-002

We are currently developing our lead product candidate, RI-002, for the treatment of PIDD, and have completed a pivotal Phase III clinical study. RI-002 is derived from human plasma blended from normal donors and donors tested to have high levels of neutralizing titers to Respiratory Syncytial Virus (“RSV”). RI-002 is manufactured using a process called fractionation, which purifies immune globulins, or IgG, from this blended plasma pool resulting in a final Intravenous Immune Globulin, or IVIG, product enriched with naturally occurring polyclonal anti-pathogen antibodies (e.g., streptococcus pneumonia, H. influenza type B, Cytomegalovirus or CMV, measles, tetanus, etc.). We use our proprietary RSV microneutralization assay to test for standardized levels of neutralizing antibodies to RSV in the final drug product.

In the third quarter of 2015, the FDA accepted for review our Biologics License Application (the “BLA”) for RI-002 for the treatment of PIDD. In July 2016, the FDA issued a Complete Response Letter (the “CRL”). The CRL did not cite any concerns with the clinical safety or efficacy data for RI-002 submitted in the BLA, nor did the FDA request any additional clinical studies be completed prior to FDA approval of RI-002. The FDA identified in the CRL, among other things, certain outstanding inspection issues and deficiencies relating to Chemistry, Manufacturing and Controls, or CMC, at our then-third party contract manufacturer and the Boca Facility which, at the time, was owned by BPC, and requested documentation of corrections for a number of those issues. The FDA indicated in the CRL that it cannot grant final approval of the BLA until, among other things, these deficiencies are resolved. Since receiving the CRL, we have worked diligently with our contract fill and finisher as well as the contract testing laboratory. Both prior to the closing of the Biotest Transaction and thereafter, we have continued our efforts to address the CRL and remediate the outstanding warning letter, Good Manufacturing Practices (“GMP”) inspection deficiencies and other matters at the Boca Facility. Our highest priority is to remediate the outstanding compliance issues identified at the Boca Facility in the previously issued FDA warning letter, and we plan to be inspection-ready for the FDA by the end of 2017.

We continue to collaborate with vendors to identify solutions to outstanding issues identified in the CRL. We are currently preparing documentation for an additional submission to the FDA to address the CRL. With the completion of the Biotest Transaction, we now have control over the drug substance manufacturing process and we anticipate that we will be in a position to refile the BLA for RI-002 in the middle of 2018.

Nabi-HB®

Nabi-HB® is a hyperimmune globulin that is rich in antibodies to the Hepatitis B virus. Nabi-HB® is a purified human polyclonal antibody product collected from plasma donors who have been previously vaccinated with a hepatitis B vaccine. When administered, the hepatitis B antibody contained in Nabi-HB® binds to the Hepatitis B virus and triggers its clearance by the body’s immune system. Nabi-HB® has a well-documented record of long-term safety and effectiveness since its initial market introduction. Nabi-HB® is indicated for the treatment of acute exposure to blood containing Hepatitis B surface antigen (“HBsAg”), prenatal exposure to infants born to HBsAg-positive mothers, sexual exposure to HBsAg-positive persons and household exposure to persons with acute hepatitis B virus infection. Hepatitis B is a potentially life-threatening liver infection caused by the Hepatitis B virus. It is a major global health problem. It can cause chronic infection and puts people at high risk of death from cirrhosis and liver cancer.

Bivigam®

Bivigam® is an intravenous immune globulin, indicated for the treatment of primary humoral immunodeficiency. This includes, but is not limited to, agammaglobulinemia, common variable immunodeficiency, Wiskott-Aldrich syndrome and severe combined immunodeficiency. These primary immunodeficiencies (“PIs”) are a group of genetic disorders. Initially thought to be very rare, it is now believed that as many as one in every 1,200-2,000 people has some form of PI. Bivigam® contains a broad range of antibodies similar to those found in normal human plasma. These antibodies are directed against bacteria and viruses, and help to protect PI patients against serious infections. Bivigam® is a purified, sterile, ready-to-use preparation of concentrated human immunoglobulin G (“IgG”) antibodies. Antibodies are proteins in the human immune system that work to defend against disease. FDA approval for Bivigam® was received on December 19, 2012, and sales commenced in the first quarter of 2013. In December 2016, BPC temporarily suspended the commercial production of Bivigam® in order to focus on the completion of planned improvements to the process. Bivigam® is not expected to be available for sale throughout the remainder of 2017.

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

RI-002 demonstrated positive results in the Phase III study in patients with PIDD, meeting its primary endpoint, of no Serious Bacterial Infections, or SBI, reported. RI-002 was administered in a total of 793 infusions with zero serious adverse events to 59 patients in nine treatment centers throughout the U.S. These results, included in the BLA, more than meet the requirement specified by FDA guidance of ≤ 1 SBI per patient-year.

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

From April 2009 through February 2011, RI-001 was also administered to 15 compassionate use patients where physicians requested access to the product for treating their patients with documented lower respiratory tract RSV infections due to the fact that these patients had failed conventional therapeutic interventions. Serum samples were obtained from 13 patients. Samples showed that patients demonstrated a four-fold or greater rise in RSV antibody titers from baseline. Serum samples were not obtained from two patients that received Palivizumab. All 11 patients who received RI-001 within 4.2 days after the onset of the diagnosis of RSV survived. The drug was well-tolerated in all 15 patients and there were no reports of serious adverse events attributable to RI-001. Data from our Phase II clinical trial, compassionate use experience and data obtained from the evaluation of RI-002 in the infected cotton rat animal model has been presented at various conferences the past several years.

Based on these results, we intend to evaluate RI-002 for the treatment of RSV patients following FDA approval, if received, for treatment of PIDD.

 Commercialization

While we are working towards remediating the warning letter and other GMP inspection deficiencies and eventually refiling the BLA resubmission for RI-002, we expect to continue our commercialization efforts and plan to increase our initiatives by hiring a small, specialty sales force to market Nabi-HB®, Bivigam® upon its relaunch and, upon approval by the FDA, RI-002 to hospitals, physician offices/clinics, and other specialty treatment organizations. We anticipate staffing our company with additional personnel for patient support, medical affairs, quality assurance, regulatory affairs, scientific affairs, reimbursement, inventory and logistics, human resources and financial and operational management. If and when we receive FDA approval, we may also use a network of national distributors to assist with order fulfillment for RI-002 for use by healthcare professionals and hospitals.

Intellectual Property

During the second quarter of 2015, U.S. Pat. App. Serial No. 14/592,721, entitled ‘Compositions and Methods for the Treatment of Immunodeficiency’, encompassing our RI-002 product, was allowed and issued August 18, 2015 as U.S. Patent No. 9,107,906. The ‘906 patent has a term at least through January 2035 and covers compositions comprising pooled plasma, as well as immunoglobulin prepared therefrom, that contains a standardized, elevated titer of RSV neutralizing antibodies as well as elevated levels of antibodies specific for one or more other respiratory pathogens, as well as methods of making and using the compositions. Our proprietary methods allow us to effectively identify and isolate donor plasma with high-titer RSV neutralizing antibodies and to standardize RI-002’s antibody profile, which we believe may enable us to garner a premium price.

During the third quarter of 2017, U.S. Pat. App. Serial No. 14/790,872, entitled ‘Compositions and Methods for the Treatment of Immunodeficiency’, encompassing immunotherapeutic methods of using immune globulin compositions proprietary to ADMA, was allowed and issued July 25, 2017 as U.S. Patent No. 9,714,283. The ‘283 patent has a term at least through January 2035.

Plasma Collection Facilities

Our wholly-owned subsidiary, ADMA Bio Centers Georgia, Inc., (“ADMA BioCenters”), operates two FDA-licensed, German Health Authority, or GHA, and Korean Ministry of Food and Drug Safety, or MFDS, certified source plasma collection facilities located in Norcross, GA and Marietta, GA, which provide us with a portion of our blood plasma for the manufacture of RI-002. A typical plasma collection center, such as those operated by ADMA BioCenters, can collect approximately 30,000 to 50,000 liters of source plasma annually, which may be sold for different prices depending upon the type of plasma, quantity of purchase, and market conditions at the time of sale. Plasma collected from ADMA BioCenters' two Georgia facilities that is not used for making RI-002 is sold to third-party customers in the U.S., and other locations where we are approved globally under supply agreements or in the open "spot" market.

As part of the purchase price to acquire the Biotest Assets, we have agreed to transfer ownership of our two existing plasma collection facilities to BPC on January 1, 2019. We are in the process of opening a third plasma collection facility in Georgia, which we expect will become operational by the end of 2017.

Financial Operations Overview

Revenues

Revenues for the three and six months ended June 30, 2017 are comprised of Nabi-HB® product revenues, product revenues from the sale of normal source human plasma collected from our plasma collection centers segment and license and other revenues which are initially recorded as deferred revenue and amortized into income over the terms of the respective agreements. In exchange for the out-licensing of RI-002 to market and sell in Europe and selected countries in North Africa and the Middle East, Biotest has provided us with certain services and a financial payment received in accordance with the related license agreement and is obligated to pay us certain amounts in the future if certain milestones are achieved.

A significant amount of our revenues are attributed to a single customer, BPC. For the six months ended June 30, 2017, two of our customers, SK Plasma Co., Ltd. (“SK”) and BPC, represented approximately 90% of our total revenues, with BPC representing 75% of our total revenues and SK representing 15% of our total revenues. Product revenues from the sale of human plasma collected at our FDA-licensed plasma collection centers are recognized at the time of transfer of title and risk of loss to the customer, which occurs, depending on the agreement with the customer, at the time of shipment or at the time of delivery if we retain the risk of loss during shipment. Revenue from license fees and research and development services rendered are recognized as revenue when the performance obligations under the terms of the license agreement have been completed.

Cost of Product Revenue

Cost of product revenue includes manufacturing salaries and wages, indirect overhead charges and consulting fees associated with remediating the outstanding warning letter with the FDA, which are expensed as incurred. As the Boca Facility has not yet resumed production, all operating expenses associated with the facility have been expensed as incurred since acquisition.

Research and Development Expenses

Research and development (“R&D”) expenses consist of clinical research organization costs, costs related to our clinical trials, consulting expenses relating to regulatory and medical affairs, quality assurance and control, assay development, ongoing testing costs, drug product manufacturing including the cost of plasma, plasma storage and transportation costs, as well as wages, benefits and stock-based compensation for employees directly related to the R&D of RI-002. All R&D costs are expensed as incurred.

The process of conducting preclinical studies, clinical trials and regulatory activities necessary to obtain FDA approval is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, the quality of the product candidate’s early clinical data, investment in the program, competition, regulatory, manufacturing capabilities and commercial viability. As a result of the uncertainties discussed above, the uncertainties associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. For the six months ended June 30, 2017, R&D expenses decreased as compared to the six months ended June 30, 2016 due to lower validation, testing and production costs related to RI-002.

In connection with the approval of the BLA for Bivigam® on December 19, 2012, BTBU committed to perform two additional post-marketing studies. The first is a pediatric study to evaluate the efficacy and safety of Bivigam® in children and adolescents, and the second is a post-authorization safety study to further assess the potential risk of hypotension and hepatic and renal impairment in Bivigam®-treated patients with Primary Humoral Immunodeficiency. These studies are pending completion, and the costs of the studies will be expensed as they are incurred. We currently expect both studies to be completed by the end of 2021. However, the timing of the completion of these studies is dependent upon the availability of Bivigam® and the completion of the planned manufacturing process improvements.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist of costs related to the Biotest Transaction, wages, salaries, stock-based compensation and benefits for senior management and staff unrelated to R&D, legal fees, accounting and auditing fees, commercialization and marketing activities, information technology, investor relations fees, rent, maintenance and utilities, insurance, travel and other expenses related to the general operations of our business. For the three and six months ended June 30, 2017, SG&A expenses primarily increased as a result of expenses incurred in connection with the Biotest Transaction, including fees paid for legal, accounting, and financial advisory fees related to the issuance of a fairness opinion and due diligence fees.

Other Income and Expense

Interest income consists of interest earned on our cash and cash equivalents and short-term investments. Interest expense consists of interest incurred on our notes payable and term loan, as well as the amortization of end of term fees, back end fees, value of warrants issued, facility and financing fees.

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Summary table

The following table presents a summary of the changes in our results of operations for the three months ended June 30, 2017 compared to the three months ended June 30, 2016:

			Percentage
	Three Months Ended June 30,		Increase/
	2017	2016	(Decrease)
Revenues	$3,399,401	$2,271,744	50%
Cost of product revenue (exclusive of amortization expense shown below)	4,334,019	1,344,241	222%
Gross (loss) profit	(934,618)	927,503	-201%
Research and development expenses	1,358,409	3,399,889	-60%
Plasma center operating expenses	1,600,170	1,294,301	24%
Amortization of intangibles	73,021	—	NM
Selling, general and administrative expenses	4,435,650	1,724,163	157%
Loss from operations	(8,401,868)	(5,490,850)	53%
Other expense, net	(634,627)	(521,485)	22%
Net loss	$(9,036,495)	$(6,012,335)	50%

Revenues

We recorded total revenues of $3,399,401 during the three months ended June 30, 2017 compared to $2,271,744 during the three months ended June 30, 2016. Total revenues include sales of: (i) Nabi-HB® in the amount of $539,223 for 2017, net of chargebacks and discounts, with no comparable amount in 2016, (ii) product revenue of $2,824,470 for the three months ended June 30, 2017, which is attributable to our ADMA BioCenters plasma collection centers segment and derived from the sale of human source plasma, compared to product revenue of $2,236,036 for the three months ended June 30, 2016 and (iii) license and other revenue in the amount of $35,708 for the three months ended June 30, 2017 and 2016, which pertains to services and financial payments provided by Biotest in accordance with our license agreement. The increase in product revenue of $588,434 for the three months ended June 30, 2017 was primarily attributable to increased sales generated from our plasma supply agreement with SK, under which SK purchases normal source plasma from ADMA BioCenters. The normal source plasma and high-titer RSV plasma which we did not sell was allocated to inventory in anticipation of commercial manufacturing. We have not generated any revenue from our therapeutics research and development business.

Cost of Product Revenue

Cost of product revenue was $4,334,019 for the three months ended June 30, 2017, and $1,344,241 for the three months ended June 30, 2016. The increase in cost of product revenue of $2,989,778 for the three months ended June 30, 2017 was primarily attributable to manufacturing costs related to the Boca Facility, the production of Nabi-HB®, third-party consultant fees pertaining to the remediation efforts in response to the warning letter and increased revenues generated by our plasma collection centers.

Research and Development Expenses

R&D expenses were $1,358,409 for the three months ended June 30, 2017, a decrease of $2,041,480 as compared to $3,399,889 for the three months ended June 30, 2016. The decrease is primarily the result of lower validation, testing and production costs related to RI-002 in 2017, due to receipt of the CRL from the FDA during the third quarter of 2016.

Plasma Center Operating Expenses

Plasma center operating expenses were $1,600,170 for the three months ended June 30, 2017, an increase of $305,869 as compared to $1,294,301 for the three months ended June 30, 2016. Plasma center operating expenses consist of: general and administrative plasma center costs; overhead comprised of rent, maintenance, utilities, wages, stock-based compensation and benefits for center staff, plasma collection supplies, plasma transportation and storage (off-site); advertising and promotion expenses and computer software fees related to donor collections. The increase in plasma center expenses is attributable to hiring additional staff and increasing the hours of operations at our Marietta, GA location during the first quarter of 2017. We expect that as plasma collection increases, our operating expenses will increase accordingly.

Selling, General and Administrative Expenses

SG&A expenses were $4,435,650 for the three months ended June 30, 2017, an increase of $2,711,487 from $1,724,163 for the three months ended June 30, 2016. SG&A expenses primarily increased due to transaction costs of $1,205,126, including fees paid for legal, accounting and financial advisory services related to due diligence and other costs associated with the acquisition of the Biotest Assets and the issuance of a fairness opinion, as well as higher employee compensation costs of approximately $500,000. In addition, the inclusion of BTBU resulted in an additional $969,154 of SG&A expenses in 2017.

Loss from Operations

Our operating loss was $8,401,868 for the three months ended June 30, 2017, as compared to $5,490,850 for the three months ended June 30, 2016. The increase in operating loss was mainly due to the higher SG&A expenses and to the manufacturing costs associated with the Boca Facility in 2017 of approximately $2 million reflected in cost of product revenue, partially offset by lower R&D expenses. Loss from operations also includes $73,021 for amortization of intangible assets recognized in the Biotest Transaction.

Other Income (Expense); Interest Expense

Other expense, net was $634,627 for the three months ended June 30, 2017, compared to $521,485 for the three months ended June 30, 2016. The increase of $113,142 is primarily related to increased interest expense and debt discount amortization resulting from an increase of $4,000,000 to our current debt in the second quarter of 2016 and to interest on the note payable to Biotest of approximately $60,000.

Net Loss

Net loss was $9,036,495 for the three months ended June 30, 2017, an increase of $3,024,160 from $6,012,335 for the three months ended June 30, 2016, primarily as a result of the increase in operating loss and, to a lesser extent, the increase in interest expense.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Summary table

The following table presents a summary of the changes in our results of operations for the six months ended June 30, 2017 compared to the six months ended June 30, 2016:

			Percentage
	Six Months Ended June 30,		Increase/
	2017	2016	(Decrease)
Revenues	$6,028,272	$4,395,630	37%
Cost of product revenue (exclusive of amortization expense shown below)	5,950,306	2,610,662	128%
Gross profit	77,966	1,784,968	-96%
Research and development expenses	2,551,136	5,427,601	-53%
Plasma center operating expenses	3,079,646	2,574,720	20%
Amortization of intangibles	73,021	—	NM
Selling, general and administrative expenses	8,713,034	3,432,033	154%
Loss from operations	(14,338,871)	(9,649,386)	49%
Other expense, net	(1,234,587)	(975,418)	27%
Net loss	$(15,573,458)	$(10,624,804)	47%

Revenues

We recorded total revenues of $6,028,272 during the six months ended June 30, 2017 compared to $4,395,630 during the six months ended June 30, 2016. Total revenues include sales of: (i) Nabi-HB® in the amount of $539,223 for 2017, net of chargebacks and discounts, with no comparable amount in 2016, (ii) product revenue of $5,417,632 for the six months ended June 30, 2017 attributable to our ADMA BioCenters plasma collection centers segment, compared to product revenue of $4,324,213 for the six months ended June 30, 2016, and (iii) license and other revenue in the amount of $71,417 for the six months ended June 30, 2017 and 2016 in accordance with our license agreement with Biotest. The increase in product revenue of $1,093,419 for the six months ended June 30, 2017 was primarily attributable to increased sales generated from our plasma supply agreement with SK, under which SK purchases normal source plasma from ADMA BioCenters.

Cost of Product Revenue

Cost of product revenue was $5,950,306 for the six months ended June 30, 2017, and $2,610,662 for the six months ended June 30, 2016, an increase of $3,339,644. Cost of product revenue for the three and six months ended June 30, 2017 includes approximately $2 million of costs associated with the Boca Facility, including fees paid to third-party consultants providing remediation services for the warning letter. The remainder of the increase is primarily attributable to the manufacturing of Nabi-HB® and increased plasma center revenues.

Research and Development Expenses

R&D expenses were $2,551,136 for the six months ended June 30, 2017, a decrease of $2,876,465 as compared to $5,427,601 for the six months ended June 30, 2016. The decrease in R&D expenses for the six months ended June 30, 2017 is primarily the result of lower validation, testing and production costs related to RI-002 due to receipt of the CRL from the FDA during the third quarter of 2016.

Plasma Center Operating Expenses

Plasma center operating expenses were $3,079,646 for the six months ended June 30, 2017, an increase of $504,926 as compared to $2,574,720 for the six months ended June 30, 2016. The increase in plasma center expenses is attributable to hiring additional staff and increasing the hours of operations at our Marietta, GA location during the first quarter of 2017.

Selling, General and Administrative Expenses

SG&A expenses were $8,713,034 for the six months ended June 30, 2017, an increase of $5,281,001 from $3,432,033 for the six months ended June 30, 2016. G&A expenses primarily increased due to transaction costs of $3,774,971, including fees paid for legal, accounting and financial advisory services related to due diligence and other costs associated with the acquisition of the Biotest Assets and the issuance of a fairness opinion, as well as increased employee compensation costs of approximately $500,000. In addition, the inclusion of BTBU resulted in an additional $969,154 of SG&A expenses in 2017.

Loss from Operations

Our operating loss was $14,338,871 for the six months ended June 30, 2017, an increase of $4,689,485 from $9,649,386 for the six months ended June 30, 2016. The increase was mainly the result of the increase in SG&A expenses, as well as lower gross profit attributable to operating costs of the Boca Facility which were not present in 2016, partially offset by lower R&D expenses.

Other Income (Expense); Interest Expense

Other expense, net was $1,234,587 for the six months ended June 30, 2017, compared to $975,418 for the six months ended June 30, 2016. The increase of $259,169 is primarily related to increased interest expense, including amortization of debt discount, resulting from the increase of $4,000,000 to our current debt in the second quarter of 2016 and the note payable to BPC.

Net Loss

Net loss was $15,573,458 for the six months ended June 30, 2017, an increase of $4,948,654 from $10,624,804 for the six months ended June 30, 2016. The increase was mainly due to the increase in operating loss and interest expense.

Liquidity and Capital Resources

As of June 30, 2017, the Company had working capital of $28.6 million, consisting primarily of $25.6 million of cash and cash equivalents, $2.3 million of accounts receivable, $13.2 million of inventories, $0.8 million of assets held for sale and $2.4 million of prepaid expenses, partially offset by the current portion of notes payable in the amount of $6.7 million, $4.7 million of accounts payable, $4.1 million of accrued expenses and $0.2 million of deferred revenue and other current liabilities.

We have had limited revenue from operations, we have incurred cumulative losses of $122.5 million since inception and for the six months ended June 30, 2017 and 2016 we had negative cash flows from operations of $14.2 million and $10.0 million, respectively. We have funded our operations to date primarily from the sale of our equity securities, loans from venture debt lenders, acquisition proceeds and loans from our primary stockholders. In May 2016, we completed an underwritten public offering of our common stock and we received net proceeds of approximately $12.9 million. Also in May 2016, we amended our Loan and Security Agreement (the “LSA”) with Oxford Finance, LLC (“Oxford”) and borrowed an additional $4.0 million. In June 2017, we received $27.5 million in connection with the Biotest Transaction, including a cash infusion from BPC into the acquired business in the amount of $12.5 million and an unsecured subordinated 6% note payable to BPC in the amount of $15.0 million. In addition, BPC has provided us with a firm equity commitment to invest an additional $12.5 million in future equity financings of the Company. Our funds are being used and have been used: to conduct clinical trials; to manufacture drug products; to collect and procure plasma; to test plasma donors for RSV titers; to file our BLA for RI-002; to conduct pre-launch activities; for commercialization and marketing activities; for the buildout and expansion of our plasma centers; for expenses related to the Biotest Transaction, remediation of the warning letter at the Boca Facility and the remainder for payment of existing accounts payable; for selling, general and administrative expenses and research and development expenses; and for other business activities and general corporate purposes.

Future Financing Needs

We expect to continue to spend substantial amounts on product development, quality and regulatory activities, procuring raw material plasma, manufacturing, conducting clinical trials for our product candidates and purchasing clinical trial materials from our suppliers. We currently anticipate that, based upon our projected revenue and expenditures, our current cash and cash equivalents and accounts receivable, along with the additional equity commitment from Biotest, will be sufficient to fund our operations into the first quarter of 2018. In order to have sufficient cash to fund our operations thereafter and to continue as a going concern, we will need to raise additional equity or debt financing by the end of the first quarter of 2018. This time frame may change based upon how quickly we are able to execute on our quality management systems’ remediation plans for the ADMA BioManufacturing operations, commercial manufacturing scale up activities and the various financing options we are exploring, including the potential refinancing of our current senior debt which, if achieved on favorable terms, would be expected to allow us to extend our current cash runway from the first quarter of 2018 well into the second half of 2018 and perhaps further, depending on the timing and structuring of the loan facility. We currently have no firm commitments for additional financing other than the equity commitment from Biotest, and we cannot provide any assurance that we will be able to secure additional financing on terms that are acceptable to us, or at all. Failure to secure any necessary financing in a timely manner and on commercially reasonable terms could have a material adverse effect on our business plan and financial performance and we could be forced to delay, discontinue our product development, clinical trial or commercialization activities, delay or discontinue the approval efforts for any of our potential products, or potentially cease operations. In addition, we could be forced to reduce or forego sales and marketing efforts and forego attractive business opportunities.

Furthermore, if the assumptions underlying our estimated expenses are incorrect, we may have to raise additional capital sooner than anticipated. Because of numerous risks and uncertainties associated with the research and development and potential future commercialization of our product candidates, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with our anticipated clinical trials and development activities. Our current estimates may be subject to change as circumstances regarding our business requirements evolve. We may decide to raise capital through public or private equity offerings and such financings may only be available on unattractive terms, resulting in significant dilution of stockholders’ interests and, in such event, the value and potential future market price of our common stock may decline. We may also decide to obtain debt financing or a bank credit facility or to enter into corporate collaboration and licensing arrangements. The sale of additional equity or debt securities, if convertible, could result in dilution to our current stockholders. The incurrence of additional indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations or other future financing alternatives.

Our long-term liquidity depends upon our ability to raise additional capital, to fund our research and development and commercial programs and meet our obligations on a timely basis. We believe that we will continue to incur losses and negative cash flows from operating activities through the foreseeable future. As such, these conditions raise substantial doubt about our ability to continue as a going concern.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2017	2016
Net cash used in operating activities	$(14,173,774)	$(9,972,107)
Net cash provided by (used in) investing activities	17,793,627	(4,960,820)
Net cash provided by financing activities	12,039,289	17,041,141
Net change in cash and cash equivalents	15,659,142	2,108,214

Cash and cash equivalents - beginning of period	9,914,867	10,440,959
Cash and cash equivalents - beginning of period	$25,574,009	$12,549,173

Net Cash Used in Operating Activities

The following table illustrates the primary components of our cash flows from operations:

	Six Months Ended
	June 30,
	2017	2016
Net loss	$(15,573,458)	$(10,624,804)
Non-cash expenses, gains and losses	1,249,561	1,190,600
Changes in accounts receivable	(1,274,246)	97,753
Changes in inventories	66,766	(763,553)
Changes in prepaid expenses	(1,298,991)	(527,032)
Changes in accounts payable and accrued expenses	3,147,165	670,209
Other	(490,571)	(15,280)
Cash used in operations	$(14,173,774)	$(9,972,107)

Cash used in operations increased by $4,201,667, mainly due to the higher net loss, increase in accounts receivable and higher increases in prepaid expenses and security deposits primarily associated with the acquisition of the Biotest Assets, partially offset by larger increases in accounts payable and accrued expenses.

Net Cash Used in Investing Activities

Net cash provided by investing activities was $17,793,627 for the six months ended June 30, 2017, which reflects the $12,500,000 of cash received by us in connection with the acquisition of the Biotest Assets, and the redemptions of short-term investments in the amount of $5,390,184.

Net cash used in investing activities was $4,960,820 for the six months ended June 30, 2016, which was related to the purchase of short-term investments of $4,902,786 and $58,034 in purchases of computers and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled $12,039,289 for the six months ended June 30, 2017, which primarily consisted of $15,000,000 received from the issuance of the note payable to BPC, partially offset by repayments on the principal balances of our notes payable to Oxford, which the Company became obligated to begin repaying over 36 months beginning February 1, 2017 in accordance with the terms of the LSA, as amended.

Net cash provided by financing activities totaled $17,041,141 for the six months ended June 30, 2016, which primarily consisted of $13,072,741 of net proceeds received from the issuance of common stock during the second quarter of 2016 and $4,000,000 received from Oxford during the second quarter of 2016.

Effect of Inflation

Inflation did not have a significant impact on our net sales, revenues or net loss in 2014, 2015 or 2016, or for the six months ended June 30, 2017.

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2017-09, Modification Accounting for Share-Based Payment Arrangements, which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. We do not expect this new guidance to have a material impact on our condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations – Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard introduces a screen for determining when assets acquired are not a business and clarifies that a business must include, at a minimum, an input and a substantive process that contribute to an output to be considered a business. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. We adopted this standard in the second quarter of 2017 and the adoption of this standard did not have a material impact on our condensed consolidated financial statements as of and for the six months ended June 30, 2017.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under the ASU, “an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU is effective prospectively for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect this new guidance to have a material impact on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which provides for simplification of certain aspects of employee share-based payment accounting including income taxes, classification of awards as either equity or liabilities, accounting for forfeitures and classification on the statement of cash flows. We adopted this standard in the first quarter of 2017 and the adoption of this standard did not have a material impact on our condensed consolidated financial statements as of and for the six months ended June 30, 2017.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. ASU 2016-02 requires modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the impact that the standard may have on our condensed consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes, which includes amendments that require deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The amendments in this ASU are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Earlier application is permitted as of the beginning of an interim or annual reporting period. The amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We adopted this standard in the second quarter of 2017. Because we carry a full valuation allowance against our deferred tax assets as of June 30, 2017 and December 31, 2016, adoption of this standard did not have a material impact on our condensed consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments, which includes amendments that require an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this ASU require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the changes to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this ASU require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of the ASU with earlier application permitted for financial statements that have not yet been made available for issuance. We adopted this standard in the first quarter of 2017 and the adoption of this standard did not have a material impact on our condensed consolidated financial statements as of and for the six months ended June 30, 2017.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The standard requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market (market in this context is defined as one of three different measures, one of which is net realizable value). We adopted this standard in the first quarter of 2017 and the adoption of this standard did not have a material impact on our condensed consolidated financial statements as of and for the six months ended June 30, 2017.

In May 2014, the FASB issued new guidance related to revenue recognition, ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”), which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new guidance requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. ASC 606 defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. The new guidance becomes effective in calendar year 2018 and early adoption in calendar year 2017 is permitted. Two methods of adoption are permitted: (a) full retrospective adoption, meaning the standard is applied to all periods presented; or (b) modified retrospective adoption, meaning the cumulative effect of applying the new guidance is recognized at the date of initial application as an adjustment to the opening retained earnings balance.

In March 2016, April 2016 and December 2016, the FASB issued ASU No. 2016-08, Revenue From Contracts with Customers (ASC 606): Principal Versus Agent Considerations, ASU No. 2016-10, Revenue From Contracts with Customers (ASC 606): Identifying Performance Obligations and Licensing, and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue From Contracts with Customers, respectively, which further clarify the implementation guidance on principal versus agent considerations contained in ASU No. 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers, narrow-scope improvements and practical expedients which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts at transition. These standards will be effective for the Company beginning in the first quarter of 2018. Early adoption is permitted.

As of June 30, 2017, we has not yet completed its final review of the impact of this guidance including the new disclosure requirements, as we are continuing to evaluate the impacts of adoption and the implementation approach to be used. We plan to adopt the new standard effective January 1, 2018. We continue to monitor additional changes, modifications, clarifications or interpretations being undertaken by the FASB, which may impact our current conclusions.

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

For purposes of valuing stock options granted to our employees, non-employees and directors and officers through the six months ended June 30, 2017, we used the Black-Scholes option pricing model. We granted options to purchase an aggregate of 1,856,595 and 100,984 shares of common stock during the six months ended June 30, 2017 and 2016, respectively. To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of the grant with a term consistent with the expected term of our awards. The expected term of the options granted is in accordance with Staff Accounting Bulletins 107 and 110, which is based on the average between vesting terms and contractual terms. The expected dividend yield reflects our current and expected future policy for dividends on our common stock. The expected stock price volatility for our stock options was calculated by examining the pro rata historical volatilities for similar publicly traded industry peers and the trading history for our common stock. We will continue to analyze the expected stock price volatility and expected term assumptions.

Research and Development Costs

Our R&D costs are expensed as incurred, including costs associated with (i) planning and conducting clinical trials; (ii) drug product manufacturing, including the cost of plasma, plasma storage and transportation costs; (iii) quality testing, validation, regulatory consulting and filing fees; and (iv) employees’ compensation expenses directly related to R&D activities.

Revenue Recognition

Depending on the agreement with the customer, revenue from the sale of human plasma collected by ADMA BioCenters is recognized at the time of transfer of title and risk of loss to the customer, which usually occurs at the time of shipment. Product revenue is recognized at the time of delivery if we retain the risk of loss during shipment. Our current product revenues are substantially attributable to two customers. One customer accounted for 75% and another customer accounted for 15% of our product revenues for the six months ended June 30, 2017. Although we expect this concentration to decrease over the remainder of the year as additional sales of Nabi-HB® are reflected in our consolidated financial statements, these two customers are still expected to account for a significant portion of our revenues. Revenue from license fees and research and development services rendered are recognized as revenue when the performance obligations under the terms of the license agreement with Biotest have been completed.

Off-Balance Sheet Arrangements

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We designed our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (the “SEC”) rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. We are currently integrating the business processes and information systems in effect prior to the closing of the Biotest Transaction with those of ADMA BioManufacturing, including internal controls. In accordance with guidance issued by the SEC, companies are allowed to exclude acquisitions from their assessment of internal controls over financial reporting during the first year subsequent to the acquisition while integrating the acquired operations.

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of June 30, 2017. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of June 30, 2017 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosures. Our evaluation excluded the Biotest Assets, which were acquired on June 6, 2017 and were immediately contributed into ADMA BioManufacturing. At June 30, 2017, ADMA BioManufacturing had total assets (unaudited) of $65.9 million.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our long term liquidity will depend upon our ability to raise additional capital, fund our research and development and commercial programs, establish and build out a commercial sales force and commercial infrastructure and meet our ongoing obligations. If we are unable to successfully raise additional capital by the end of the first quarter of 2018, we will likely not have sufficient cash flow and liquidity to fund our business operations as we currently operate, forcing us to curtail our activities and potentially significantly reduce, or potentially cease operations. Even if we are able to raise additional capital, such financings may only be available on unattractive terms, resulting in significant dilution of stockholders' interests and, in such event, the value and potential future market price of our common stock may decline. In addition, if we raise additional funds through license arrangements or through the disposition of any of our assets, it may be necessary to relinquish potentially valuable rights to our product candidates or assets or grant licenses on terms that are not favorable to us.

Based upon the our projected revenue and expenditures for 2017 and 2018, including regulatory and consulting fees for the remediation of the warning letter and fees with third-party manufacturers and ongoing discussions with the FDA, continuing implementation of our commercialization and expansion activities and certain other assumptions, management currently believes that its cash, cash equivalents, projected revenue and accounts receivable, along with the additional equity commitment from Biotest, will be sufficient to fund our operations, as currently conducted, into the first quarter of 2018. In order to have sufficient cash to fund our operations thereafter and to continue as a going concern, we will need to raise additional equity or debt financing by the end of the first quarter of 2018. This time frame may change based upon how quickly we are able to execute on our quality management systems’ remediation plans for the ADMA BioManufacturing operations, commercial manufacturing scale up activities and the various financing options we are exploring, including the potential refinancing of our current senior debt which, if achieved on favorable terms, would be expected to allow us to extend our current cash runway from the first quarter of 2018 well into the second half of 2018 and perhaps further, depending on the timing and structuring of the loan facility. These estimates may change based upon whether or when the FDA approves RI-002, the timing of any required commercial manufacturing scale up activities or if any of our other assumptions change. We currently do not have arrangements to obtain additional financing. Any such financing could be difficult to obtain or only available on unattractive terms and could result in significant dilution to stockholders. Failure to secure necessary financing in a timely manner and on favorable terms could have a material adverse effect on our business plan and financial performance and could delay, discontinue or prevent product development, clinical trial or commercialization activities, or the approval of any of our potential products. In addition, we could be forced to reduce or forego sales and marketing efforts and forego attractive business opportunities.

We are not currently profitable and may never become profitable.

We have a history of losses and expect to incur substantial losses and negative operating cash flow for the foreseeable future, and we may never achieve or maintain profitability. For the six months ended June 30, 2017 and 2016, we incurred net losses of $15.6 million and $10.6 million, respectively, and from our inception in 2004 through June 30, 2017, we have incurred an accumulated deficit of $122.5 million. Even if we succeed in developing and commercializing one or more of our product candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our operating expenses will increase substantially in the foreseeable future as we:

•	seek regulatory approval(s);

•	initiate commercialization and marketing efforts;

•	implement additional internal systems, controls and infrastructure;

•	hire additional personnel;

•	expand and build out our plasma center network; and

•	integrate the assets which we acquired in the Biotest Transaction into our business.

Although our financial statements have been prepared on a going concern basis, we must raise additional capital by the end of the first quarter of 2018 to fund our operations in order to continue as a going concern.

CohnReznick LLP, our independent registered public accounting firm for the fiscal year ended December 31, 2016, has included an explanatory paragraph in their opinion that accompanies our audited consolidated financial statements as of and for the year ended December 31, 2016, indicating that our current liquidity position raises substantial doubt about our ability to continue as a going concern. If we are unable to improve our liquidity position we may not be able to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements. We may also be forced to make reductions in spending, including delaying or curtailing our clinical development, trials or commercialization efforts, or seek to extend payment terms with our vendors and licensing partners. Our ability to raise or borrow the capital needed to improve our financial condition may be hindered by a variety of factors, including market conditions and the availability of such financing on acceptable terms, if at all. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business, which could cause our security holders to suffer the loss of all or a substantial portion of their investment in our company.

We anticipate that our principal sources of liquidity, along with the additional equity commitment from Biotest, will only be sufficient to fund our activities as currently conducted into the first quarter of 2018. In order to have sufficient cash to fund our operations thereafter and to continue as a going concern, we will need to raise additional equity or debt financing by the end of the first quarter of 2018. This time frame may change based upon how quickly we are able to execute on our quality management systems’ remediation plans for the ADMA BioManufacturing operations, commercial manufacturing scale up activities and the various financing options we are exploring, including the potential refinancing of our current senior debt which, if achieved on favorable terms, would be expected to allow us to extend our current cash runway from the first quarter of 2018 well into the second half of 2018 and perhaps further, depending on the timing and structuring of the loan facility. In order to have sufficient cash to fund our operations thereafter, we will need to raise additional equity or debt capital, and we cannot provide any assurance that we will be successful in doing so. If our assumptions underlying our estimated expenses prove to be wrong, we may have to raise additional capital sooner than the first quarter of 2018.

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

Continuing product development requires additional and extensive clinical testing. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. We cannot provide any assurance or certainty regarding when we might complete the clinical trial process or receive regulatory approval for our BLA for RI-002. Furthermore, failure can occur at any stage of the process, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

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

While physicians in the U.S. may choose, and are generally permitted, to prescribe drugs for uses that are not described in the product’s labeling, and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, our ability to promote our products is narrowly limited to those indications that are specifically approved by the FDA. “Off-label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. Regulatory authorities in the U.S. generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict communications by pharmaceutical companies on the subject of off-label use. Although recent court decisions suggest that certain off-label communications (e.g., truthful and non-misleading speech) may be protected under the First Amendment, the scope of any such protection is unclear, and there are still significant risks in this area as it is unclear how these court decisions will impact the FDA’s enforcement practices, and there is likely to be substantial disagreement and difference of opinion regarding whether any particular statement is truthful and not misleading. Moreover, while we intend to promote our products consistent with what we believe to be the approved indication for our drugs, the FDA may disagree. If the FDA determines that our promotional activities fail to comply with the FDA’s regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities. In addition, our failure to follow FDA rules and guidelines relating to promotion and advertising may cause the FDA to issue warning letters or untitled letters, bring an enforcement action against us, suspend or withdraw an approved product from the market, require a recall or institute fines or civil fines, or could result in disgorgement of money, operating restrictions, injunctions or criminal prosecution, any of which could harm our reputation and our business.

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

A single customer accounts for a significant amount of our revenues and, together with a second customer, represented 90% of our total revenues for the six months ended June 30, 2017, and, therefore, the loss of such single customer could have a material adverse effect on our business, results of operations and financial condition.

A significant amount of our revenues are attributed to a single customer, BPC. For the six months ended June 30, 2017, two of our customers, SK and BPC, represented 90% of our total revenues, with BPC representing 75% of our total revenues and SK representing 15% of our total revenues. Although we expect this concentration to decrease over the remainder of the year as additional sales of Nabi-HB® are reflected in our consolidated financial statements, these two customers are still expected to account for a significant portion of our revenues.

Our relationships with BPC and SK are arm's length commercial relationships. The loss of either or both of BPC and SK as a customer or a material change in the revenue generated by either or both of BPC and SK could have a material adverse effect on our business, results of operations and financial condition. Factors that could influence our relationships with our customers include, among other things:

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

Our LSA with Oxford is subject to acceleration in specified circumstances, which may result in Oxford taking possession and disposing of any collateral.

On June 19, 2015, we entered into a Loan and Security Agreement, or LSA, with Oxford for up to $21.0 million and refinanced our existing loan with Hercules Technology Growth Capital, Inc. or Hercules. The first tranche of $16.0 million from the Oxford loan was primarily used to repay our existing facility with Hercules. In May 2016, we amended the LSA with Oxford and we borrowed an additional $4.0 million, bringing the total principal amount borrowed to $20.0 million. The LSA bears interest at a rate per annum equal to the greater of (i) 7.80% and (ii) the sum of (a) the three month U.S. LIBOR rate (as reported in The Wall Street Journal) on the date occurring on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 7.54% on the outstanding principal balance. We commenced repayment of the principal over 36 months beginning February 1, 2017. A final payment equal to 8.95% of the funded loan amount is due at the earlier of loan maturity or prepayment. The loan matures no later than January 1, 2020. The loan is secured by substantially all of our assets, except for our intellectual property (which is subject to a negative pledge). Events of default under the agreement include, but are not limited to: (i) insolvency, liquidation, bankruptcy or similar events; (ii) failure to pay any debts due under the LSA or other loan documents on a timely basis; (iii) failure to observe any covenant or secured obligation under the LSA or other loan documents, which failure, in most cases, is not cured within 10 days of written notice by lender; (iv) occurrence of any default under any other agreement between us and the lender, which is not cured within 10 days; (v) occurrence of an event that could reasonably be expected to have a material adverse effect;  (vi) material misrepresentations; (vii) occurrence of any default under any other agreement involving indebtedness or the occurrence of a default under any agreement that could reasonably be expected to have a material adverse effect; and (viii) certain money judgments are entered against us or a certain portion of its assets are attached or seized. Remedies for events of default include acceleration of amounts owing under the LSA and Oxford taking immediate possession of, and selling, any collateral securing the loan.

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

Our ability to generate product revenues will be diminished if our products sell for inadequate prices or patients are unable to obtain adequate levels of reimbursement. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products, as well as to the timing, language, specifications and other details pertaining to the approval of such products. Healthcare payers, including Medicare, are challenging the prices charged for medical products and services. Government and other healthcare payers increasingly attempt to contain healthcare costs by limiting both coverage and the level of reimbursement for products. Even if one of our product candidates is approved by the FDA, insurance coverage may not be available, and reimbursement levels may be inadequate, to cover such product. If government and other healthcare payers do not provide adequate coverage and reimbursement levels for one of our products, once approved, market acceptance of such product could be reduced. Prices in many countries, including many in Europe, are subject to local regulation and certain pharmaceutical products, such as plasma-derived products, are subject to price controls in several of the world's principal markets, including many countries within the European Union. In the U.S., where pricing levels for our products are substantially established by third-party payers, including Medicare, if payers reduce the amount of reimbursement for a product, it may cause groups or individuals dispensing the product to discontinue administration of the product, to administer lower doses, to substitute lower cost products or to seek additional price-related concessions. These actions could have a negative effect on financial results, particularly in cases where our products command a premium price in the marketplace, or where changes in reimbursement induce a shift in the site of treatment. The existence of direct and indirect price controls and pressures over our products could materially adversely affect our financial prospects and performance.

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

Through the March 2010 adoption of the healthcare reform law in the U.S., substantial changes are being made to the current system for paying for healthcare in the U.S., including programs to extend medical benefits to millions of individuals who currently lack insurance coverage. The changes contemplated by the healthcare reform law are subject to rule-making and implementation timelines that extend for several years, and this uncertainty limits our ability to forecast changes that may occur in the future. However, implementation has already begun with respect to certain significant cost-saving measures under the healthcare reform law, for example with respect to several government healthcare programs that may cover the cost of our future products, including Medicaid, Medicare Parts B and D, and these efforts could have a materially adverse impact on our future financial prospects and performance. For example, with respect to Medicaid, in order for a manufacturer's products to be reimbursed by federal funding under Medicaid, the manufacturer must enter into a Medicaid rebate agreement with the Secretary of the U.S. Department of Health and Human Services, and pay certain rebates to the states based on utilization data provided by each state to the manufacturer and to CMS, and pricing data provided by the manufacturer to the federal government. The states share these savings with the federal government, and sometimes implement their own additional supplemental rebate programs. Under the Medicaid drug rebate program, the rebate amount for most branded drug products was previously equal to a minimum of 15.1% of the Average Manufacturer Price, or AMP, or the AMP less Best Price, whichever is greater. Effective January 1, 2010, the healthcare reform law generally increases the size of the Medicaid rebates paid by manufacturers for single source and innovator multiple source (brand name) drug product from a minimum of 15.1% to a minimum of 23.1% of the AMP, subject to certain exceptions, for example, for certain clotting factors, the increase is limited to a minimum of 17.1% of the AMP. For non-innovator multiple source (generic) products, the rebate percentage is increased from a minimum of 11.0% to a minimum of 13.0% of AMP. In 2010, the healthcare reform law also newly extended this rebate obligation to prescription drugs covered by Medicaid managed care organizations. These increases in required rebates may adversely affect our future financial prospects and performance. In order for a pharmaceutical product to receive federal reimbursement under the Medicare Part B and Medicaid programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer. As the 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase.

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

Risks Relating to our Finances, Capital Requirements and Other Financial Matters

We have a history of operating losses that are expected to continue and we are unable to predict the extent of future losses, whether we will generate significant revenues or whether we will achieve or sustain profitability.

We have a limited operating history and our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by similarly situated companies. For the six months ended June 30, 2017 and 2016, we incurred net losses of $15.6 million and $10.6 million, respectively, and from our inception in 2004 through June 30, 2017, we have incurred an accumulated deficit of $122.5 million. We expect to make substantial expenditures and incur increasing operating costs in the future and our accumulated deficit will increase significantly as we expand commercial development, infrastructure, manufacturing and inventory planned requirements and clinical trial activities for our product candidates. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders' equity. Because of the risks and uncertainties associated with product development, we are unable to predict the extent of any future losses, whether we will ever generate significant revenues or if we will ever achieve or sustain profitability.

We require additional funding and may be unable to raise capital when needed, which would force us to delay, curtail or eliminate one or more of our research and development programs or commercialization efforts.

Our operations have consumed substantial amounts of cash since inception. For the six months ended June 30, 2017 and 2016, we incurred research and development expenses of approximately $2.6 million and $5.4 million, respectively. We expect to continue to spend substantial amounts on product development, including commercialization activities, procuring raw material plasma, manufacturing, conducting potential future clinical trials for our product candidates and purchasing clinical trial materials from our suppliers. We currently anticipate that, based upon our projected revenue and expenditures, our current cash and cash equivalents and accounts receivable, along with the additional $12.5 million equity commitment we received from BPC concurrent with the closing of the Biotest Transaction, will be sufficient to fund our operations, as currently conducted, into the first quarter of 2018. This time frame may change based upon how quickly we are able to execute on our operational initiatives and the various financing options we are exploring, including a potential refinancing our current senior debt, which if achieved on favorable terms, would be expected to allow us to extend our current cash runway from the first quarter of 2018 well into the second half of 2018 and perhaps further, depending on the timing and structuring of the loan facility. If our assumptions underlying our estimated expenses prove to be wrong, we may have to raise additional capital sooner than the first quarter of 2018.We have based this estimate, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Until such time, if ever, as we can generate a sufficient amount of product revenue and achieve profitability, we expect to seek to finance future cash needs through equity or debt financings or corporate collaboration and licensing arrangements. If we are unable to raise additional capital, we will have to delay, curtail or eliminate our product development, including conducting clinical trials for our product candidates and purchasing clinical trial materials from our suppliers, as well as future commercialization efforts.

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

Risks Associated with our Common Stock

The market price of our common stock may be volatile and may fluctuate in a way that is disproportionate to our operating performance.

Our stock price may experience substantial volatility as a result of a number of factors, including:

•	sales or potential sales of substantial amounts of our common stock;

•	delay or failure in initiating or completing preclinical or clinical trials or unsatisfactory results of these trials;

•	delay in FDA approval for RI-002;

•	the timing of acceptance, reimbursement and sales of RI-002;

•	our ability to resume the manufacturing of Bivigam® once the deficiencies identified in the CRL have been resolved by us to the satisfaction of the FDA;

•	announcements about us or about our competitors, including clinical trial results, regulatory approvals or new product introductions;

•	developments concerning our licensors or product manufacturers;

•	litigation and other developments relating to our patents or other proprietary rights or those of our competitors;
•	conditions in the pharmaceutical or biotechnology industries;

•	governmental regulation and legislation;

•	variations in our anticipated or actual operating results; and

•	change in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations.

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

As of August 11, 2017, approximately half of our 25,793,404 outstanding shares of common stock, as well as a substantial number of shares of our common stock underlying outstanding warrants, are available for sale in the public market, subject to certain restrictions with respect to sales of our common stock by our affiliates, either pursuant to Rule 144 under the Securities Act (“Rule 144”) or under effective registration statements. The 12,886,740 shares of common stock, including 8,591,160 shares of non-voting common stock, recently acquired by BPC in the Biotest Transaction are subject to a lock-up for six months after closing of the Biotest Transaction. For three years after the end of such six-month period, subject to certain limited exceptions, under the stockholders agreement entered into between the Company and BPC upon closing the Biotest Transaction, sales by BPC of our equity interests may not exceed 15% of the issued and outstanding common stock of ADMA in any twelve-month period; provided, however, that if our market capitalization increases to double our market capitalization immediately following the closing of the Biotest Transaction, then BPC may sell up to 20% of our issued and outstanding common stock in any twelve-month period; provided, further, that (x) if our market capitalization increases to triple our market capitalization immediately following the closing of the Biotest Transaction, or (y) upon the one-year anniversary of BPC holding less than a 25% economic interest in us, then BPC may sell its equity interests in us at any time (subject to applicable securities laws). At the closing of the Biotest Transaction, we entered into a registration rights agreement with BPC, pursuant to which BPC will have, among other things, certain registration rights under the Securities Act with respect to its shares of our common stock, subject to certain transfer restrictions. Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, may adversely impact the price of our common stock.

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

Provisions of our certificate of incorporation, our by-laws and Delaware law may have the effect of deterring unsolicited takeovers or delaying or preventing a change in control of our company or changes in our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. As of August 11, 2017, BPC, our directors and executive officers and their affiliates beneficially owned in excess of 75% of the outstanding shares of common stock. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. These provisions include:

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

Our common stock currently trades on the NASDAQ Capital Market under the symbol “ADMA.” If we fail to adhere to NASDAQ's strict listing criteria, including with respect to stock price, our market capitalization and stockholders’ equity (deficiency), our stock may be delisted. This could potentially impair the liquidity of our securities not only in the number of shares that could be bought and sold at a given price, which may be depressed by the relative illiquidity, but also through delays in the timing of transactions and the potential reduction in media coverage. As a result, an investor might find it more difficult to dispose of our common stock. We believe that current and prospective investors would view an investment in our common stock more favorably if it continues to be listed on NASDAQ. Any failure at any time to meet the continuing NASDAQ listing requirements could have an adverse impact on the value of and trading activity in our common stock. Although we currently satisfy the listing criteria for NASDAQ, if our stock price declines dramatically, we could be at risk of falling below NASDAQ continuing listing criteria.

We are an “emerging growth company,” and elect to comply with reduced public company reporting requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined by the Jumpstart Our Business Startups Act, or the JOBS Act. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” we may, under Section 7(a)(2)(B) of the Securities Act, delay adoption of new or revised accounting standards applicable to public companies until such standards would otherwise apply to private companies. We may continue to take advantage of this extended transition period until the first to occur of the date that we (i) are no longer an “emerging growth company” or (ii) affirmatively and irrevocably opt out of this extended transition period.

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

We cannot predict if investors will find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result of any choice we make to reduce disclosure, there may be a less active trading market for our common stock, our stock price may be more volatile and our stock price may decline dramatically.

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

ADMA Biologics, Inc.

Date: August 11, 2017	By:	/s/ Adam S. Grossman
		Name:	Adam S. Grossman
		Title:	President and Chief Executive Officer

Date: August 11, 2017	By:	/s/ Brian Lenz
		Name:	Brian Lenz
		Title:	Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 12, 2017).
10.1

Subordinated Loan Agreement, dated as of June 6, 2017, by and among the Company, ADMA BioManufacturing, LLC and Biotest Pharmaceuticals Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2017).

10.2

Stockholders Agreement, dated as of June 6, 2017, by and between the Company and Biotest Pharmaceuticals Corporation (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 12, 2017).

10.3

Registration Rights Agreement, dated as of June 6, 2017, by and between the Company and Biotest Pharmaceuticals Corporation (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 12, 2017).

10.4*+	Transition Services Agreement, dated as of June 6, 2017, by and between ADMA BioManufacturing, LLC and Biotest Pharmaceuticals Corporation.
10.5*+	Plasma Supply Agreement, dated as of June 6, 2017, by and between ADMA BioManufacturing, LLC and Biotest Pharmaceuticals Corporation.
10.6*+	Plasma Purchase Agreement, dated as of June 6, 2017, by and between ADMA BioManufacturing, LLC and Biotest Pharmaceuticals Corporation.
10.7*	Purchase Agreement, dated as of June 6, 2017, by and among the Company, Biotest Pharmaceuticals Corporation and ADMA Bio Centers Georgia, Inc.
10.8*	First Amendment to License Agreement, dated as of June 6, 2017, by and between the Company and Biotest Aktiengesellschaft.
10.9*	Fourth Amendment to Plasma Purchase Agreement, dated as of June 6, 2017, by and between the Company and Biotest Pharmaceuticals Corporation.
10.10*	Termination Agreement (Manufacturing, Supply and License Agreement and Master Services Agreement), dated as of June 6, 2017, by and between the Company and Biotest Pharmaceuticals Corporation.

10.11	Amended and Restated ADMA Biologics, Inc. 2014 Omnibus Incentive Compensation Plan (incorporated by reference to Annex G to the Company’s Definitive Proxy Statement filed on April 26, 2017).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from ADMA Biologics, Inc.’s Form 10-Q for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2017 (Unaudited) and December 31, 2016, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2017 and 2016, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit) (Unaudited) for the six months ended June 30, 2017, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2017 and 2016, and (v) Notes to (Unaudited) Condensed Consolidated Financial Statements.

_______________________________

* Filed herewith.

+ Confidential Treatment Requested. Confidential Materials omitted and filed separately with the U.S. Securities and Exchange Commission.

** In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

60