Form 10-Q
period 2018-03-31
ADMA BIOLOGICS, INC.
filed 2018-05-14
CIK 1368514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 14, 2018, there were 36,726,084 shares of the issuer’s common stock outstanding.

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

Special Note Regarding Forward-Looking Statements

Some of the information in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements include, among others, statements about:

•	our ability to successfully leverage the anticipated benefits and synergies from our June 6, 2017 acquisition of certain assets of Biotest Pharmaceuticals Corporation (the “Biotest Transaction”), including optimization of the combined businesses, operations and products and services, as well as the nature, strategy and focus of the combined company and the management and governance structure of the combined company;

•	our ability to resume the manufacturing and commercialization of Bivigam once the deficiencies identified in a November 2014 warning letter (the “Warning Letter”) with respect to the outstanding issues at the plasma fractionation facility in Boca Raton, FL acquired in the Biotest Transaction have been resolved by us to the satisfaction of the U.S. Food and Drug Administration (the “FDA”), as well as a positive review of the optimized manufacturing process under a Prior Approval Supplement by the FDA;

•	our ability to successfully resubmit to the FDA our Biologics License Application (the “BLA”) for our lead pipeline product candidate, RI-002 (“RI-002”), once the deficiencies identified in the Complete Response Letter we received in July 2016 reaffirming the issues set forth in the Warning Letter have been resolved by us and/or our third-party vendors to the satisfaction of the FDA, and other requests for information included therein have been provided by us;

•	our plans to develop, manufacture, market, launch and expand our own commercial infrastructure and commercialize our current and future products and the success of such efforts;

•	the safety, efficacy and expected timing of and our ability to obtain and maintain regulatory approvals for our current products and product candidates, including the timeframe within which we may receive approval from the FDA, if at all, of our BLA resubmission for RI-002 and the labeling or nature of any such approvals;

•	the achievement of or expected timing, progress and results of clinical development, clinical trials and potential regulatory approvals;

•	our dependence upon our third-party and related-party customers and vendors and their compliance with regulatory bodies;

•	our ability to obtain adequate quantities of FDA-approved plasma with proper specifications;

•	our plans to increase our supplies of plasma;

•	the potential indications for our product candidates;

•	potential investigational new product applications;

•	the acceptability of any of our products, including RI-002, for any purpose by physicians, patients or payers;

•	concurrence by the FDA with our conclusions and the satisfaction by us of its guidance;

•	the comparability of results of our immune globulin products to other comparably run Intravenous Immune Globulin clinical trials;

•	the potential of RI-002 and Bivigam to provide meaningful clinical improvement for patients living with Primary Immune Deficiency Disease;

ii

•	our ability to market and promote Nabi-HB in a highly competitive environment and to generate meaningful revenues from this product;

•	our intellectual property position and the defense thereof, including our expectations regarding the scope of patent protection with respect to RI-002 or other future pipeline product candidates;

•	our manufacturing capabilities, third-party contractor capabilities and strategy;

•	our plans relating to manufacturing, supply and other collaborative agreements;

•	our estimates regarding expenses, capital requirements and the need for additional financing;

•	possible or likely reimbursement levels for our currently marketed products and, if any, if and when RI-002 is approved for marketing;

•	estimates regarding market size, projected growth and sales of our existing products as well as our expectations of market acceptance of RI-002;

•	future economic conditions or performance; and

•	expectations for future capital requirements.

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

iii

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
ASSETS	(Unaudited)	(Note 2)
Current assets:
Cash and cash equivalents	$26,119,837	$43,107,574
Accounts receivable, net	3,657,602	3,880,154
Inventories	12,438,802	12,628,181
Prepaid expenses and other current assets	2,703,214	2,050,740
Restricted cash	1,500,000	1,500,000
Total current assets	46,419,455	63,166,649
Property and equipment, net	30,615,530	30,466,858
Intangible assets, net	4,638,115	4,849,350
Goodwill	3,529,509	3,529,509
Assets to be transferred under purchase agreement	1,395,444	1,496,410
Restricted cash	4,000,000	4,000,000
Deposits and other assets	539,572	510,057
TOTAL ASSETS	$91,137,625	$108,018,833

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,718,121	$5,920,873
Accrued expenses	3,581,882	3,318,478
Current portion of deferred revenue	142,834	142,834
Other current liabilities	—	57,998
Total current liabilities	9,442,837	9,440,183
Notes payable, net of discount	25,616,653	25,368,458
End of term liability, notes payable	2,760,000	2,760,000
Deferred revenue, net of current portion	2,511,491	2,547,199
Note payable - related party, net of discount	14,850,048	14,842,396
Obligation to transfer assets under purchase agreement	12,621,844	12,621,844
Other non-current liabilities	309,353	105,996
TOTAL LIABILITIES	68,112,226	67,686,076

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized,
no shares issued and outstanding	—	—
Common Stock - voting, $0.0001 par value, 75,000,000 shares
authorized, 36,726,084 and 36,725,499 shares issued and outstanding	3,673	3,673
Common Stock - non-voting, $0.0001 par value, 8,591,160 shares
authorized, 8,591,160 shares issued and outstanding	859	859
Additional Paid-In Capital	191,536,802	191,022,018
Accumulated Deficit	(168,515,935)	(150,693,793)
TOTAL STOCKHOLDERS' EQUITY	23,025,399	40,332,757
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$91,137,625	$108,018,833

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2018	2017

REVENUES:
Product revenue	$4,006,298	$2,593,163
License and other revenue	35,708	35,708
Total Revenues	4,042,006	2,628,871

OPERATING EXPENSES:
Cost of product revenue (exclusive of amortization expense shown below)	12,242,748	1,616,287
Research and development	1,281,706	1,192,727
Plasma centers	1,833,774	1,479,476
Amortization of intangibles	211,235	—
Selling, general and administrative	5,005,046	4,277,384

TOTAL OPERATING EXPENSES	20,574,509	8,565,874

LOSS FROM OPERATIONS	(16,532,503)	(5,937,003)

OTHER INCOME (EXPENSE):
Interest income	26,546	18,568
Interest expense	(1,323,152)	(618,528)
Other income	6,967	—
OTHER EXPENSE, NET	(1,289,639)	(599,960)

NET LOSS	$(17,822,142)	$(6,536,963)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.39)	$(0.51)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	45,317,042	12,886,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY
(Unaudited)

For the Three Months Ended March 31, 2018

	Common Stock				Additional
	Voting		Non-Voting		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - January 1, 2018	36,725,499	$3,673	8,591,160	$859	$191,022,018	$(150,693,793)	$40,332,757
Stock-based compensation	—	—	—	—	514,784	—	514,784
Stock options exercised	585	—	—	—	—	—	—
Net loss	—	—	—	—	—	(17,822,142)	(17,822,142)
Balance - March 31, 2018	36,726,084	$3,673	8,591,160	$859	$191,536,802	$(168,515,935)	$23,025,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,822,142)	$(6,536,963)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	829,541	118,062
Loss on disposal of fixed assets	—	4,155
Stock-based compensation	514,784	235,877
Amortization of debt discount	255,847	190,253
Amortization of license revenue	(35,708)	(35,708)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	222,552	178,089
Inventories	189,379	(288,346)
Prepaid expenses and other current assets	(652,474)	(432,932)
Other assets	(29,515)	(2,400)
Accounts payable	(202,754)	1,339,764
Accrued expenses	88,640	(160,637)
Other current and non-current liabilities	207,736	(7,640)
Net cash used in operating activities	(16,434,114)	(5,398,426)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of short-term investments	—	5,145,184
Purchase of property and equipment	(549,246)	(3,584)
Net cash (used in) provided by investing activities	(549,246)	5,141,600

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	—	(1,111,111)
Payments of leasehold improvement loan	(4,377)	(4,002)
Net cash used in financing activities	(4,377)	(1,115,113)

Net decrease in cash and cash equivalents	(16,987,737)	(1,371,939)
Cash and cash equivalents, including restricted cash - beginning of period	48,607,574	9,914,867
Cash and cash equivalents, including restricted cash - end of period	$31,619,837	$8,542,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS

ADMA Biologics, Inc. (“ADMA” or the “Company”) is a vertically integrated commercial biopharmaceutical company that manufactures, markets and develops specialty plasma-derived biologics for the treatment of Primary Immune Deficiency Disease (“PIDD”) and the prevention and treatment of certain infectious diseases. The Company’s targeted patient populations include immune-compromised individuals who suffer from an underlying immune deficiency disorder or who may be immune-suppressed for medical reasons. ADMA operates through its wholly-owned subsidiaries ADMA BioManufacturing, LLC (“ADMA BioManufacturing”) and ADMA Bio Centers Georgia Inc. (“ADMA BioCenters”). ADMA BioManufacturing was formed in January 2017 to facilitate the acquisition of the Biotest Therapy Business Unit (“BTBU”) of Biotest Pharmaceuticals Corporation (“BPC” and, together with Biotest AG, “Biotest”) as more fully described below. ADMA BioCenters is the Company’s source plasma collection business, with facilities located in Norcross, GA, Marietta, GA and Kennesaw, GA. Both the Norcross and Marietta, GA facilities have approved licenses with the U.S. Food and Drug Administration (the “FDA”) and certifications from the German Health Authority (the “GHA”) and the Korean Ministry of Food and Drug Safety, and the Company filed a Biologics License Application (“BLA”) with the FDA for its Kennesaw, GA facility in December 2017 and, pending FDA approval, this facility is expected to be approved during the second half of 2018. ADMA BioCenters supplies ADMA with a portion of its raw material plasma for the manufacture of RI-002, ADMA’s lead pipeline product candidate, which the Company is currently developing for the treatment of PIDD.

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

Nabi-HB is a hyperimmune globulin that is rich in antibodies to the hepatitis B virus. Nabi-HB is indicated for the treatment of acute exposure to blood containing hepatitis B surface antigen (“HBsAg”), prenatal exposure to infants born to HBsAg-positive mothers, sexual exposure to HBsAg-positive persons and household exposure to persons with acute Hepatitis B virus infection. FDA approval for Nabi-HB was received on March 24, 1999. Under ADMA’s leadership, the production of Nabi-HB resumed during the third quarter of 2017, with subsequent commercial sales.

Bivigam is indicated for the treatment of primary humoral immunodeficiency. FDA approval for Bivigam was received on December 19, 2012, and sales commenced in the first quarter of 2013. In December 2016, Biotest temporarily suspended the commercial production of Bivigam in order to focus on the completion of planned improvements to the manufacturing process. ADMA resumed production of Bivigam during the fourth quarter of 2017. The Bivigam inventory currently being produced will be used in conjunction with a Prior Approval Supplement (the “PAS”), which is expected to be filed with the FDA during the first half of 2018. Upon approval of the PAS by the FDA, the Company intends to relaunch Bivigam. This relaunch is expected to take place no earlier than the second half of 2018.

Prior to the closing of the Biotest Transaction, BTBU was the Company’s third-party manufacturer for RI-002. In the third quarter of 2015, the FDA accepted for review the Company’s BLA for RI-002 (the “RI-002 BLA”) for the treatment of PIDD. In July 2016, the FDA issued a Complete Response Letter (the “CRL”) to the Company for the RI-002 BLA. Although the CRL did not cite any concerns with the clinical safety or efficacy data for RI-002 submitted in the RI-002 BLA, nor did the FDA request any additional clinical studies be completed prior to FDA approval of RI-002, the CRL reaffirmed the issues set forth in the November 2014 warning letter (the “Warning Letter”) that had been issued by the FDA to Biotest related to certain compliance issues identified at the Boca Facility, and also identified certain outstanding inspection issues and deficiencies at the Boca Facility and certain of the Company’s third-party vendors, and requested documentation of corrections for a number of these issues. The FDA indicated in the CRL that it cannot grant final approval of the BLA until, among other things, these deficiencies are resolved. Upon the completion of the Biotest Transaction, ADMA gained control over the regulatory, quality, general operations and drug substance manufacturing process at the Boca Facility, and the Company’s highest priority has been the remediation of the outstanding compliance issues that were identified at the Boca Facility in the Warning Letter. The Company has been working with a consulting firm consisting of quality management systems and biologics production subject matter experts in order to improve the FDA inspection classification relative to the Warning Letter compliance issues as indicated in the CRL. The Company anticipates that it will be in a position to refile the RI-002 BLA in the second half of 2018 and, pending FDA approval, ADMA anticipates initial commercial sales of RI-002 to occur no earlier than the first half of 2019.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2018, the Company had working capital of $37.0 million, including $26.1 million of cash and cash equivalents. Based upon the Company’s current projected revenue and expenditures for 2018, including capital expenditures and regulatory and consulting fees for the remediation of the Warning Letter and ongoing discussions with the FDA, as well as continuing implementation of the Company’s commercialization and expansion activities and certain other assumptions, the Company’s management currently believes that its cash, cash equivalents, projected revenue and accounts receivable, along with the $10.0 million it expects to be able to access under its senior credit facility, will be sufficient to fund ADMA’s operations, as currently conducted, into the fourth quarter of 2018. In order to have sufficient cash to fund its operations thereafter and to continue as a going concern, the Company will need to raise capital prior to the end of 2018. These estimates may change based upon how quickly the Company is able to execute on its quality management systems’ remediation plans for the ADMA BioManufacturing operations, timing of receipt of communications, determinations and feedback from the FDA regarding inspectional outcomes and remediation activities undertaken to date, commercial manufacturing ramp-up activities and the various financing options available to the Company. The Company currently has no firm commitments for additional financing, and there can be no assurances that the Company will be able to secure additional financing on terms that are acceptable to the Company, or at all. Furthermore, if the Company’s assumptions underlying its estimated expenses and revenues are incorrect, it may have to raise additional capital sooner than currently anticipated.

Due to numerous risks and uncertainties associated with ongoing remediation efforts, the research and development and potential future commercialization of its products and product candidates, the Company is unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with its development activities. The Company’s current estimates may be subject to change as circumstances regarding its business requirements evolve. The Company may decide to raise capital through public or private equity offerings or debt financings, or obtain a bank credit facility or corporate collaboration and licensing arrangements. The sale of additional equity or debt securities, if convertible, could result in dilution to the Company’s stockholders and, in such event, the value and potential future market price of its common stock may decline. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict the Company’s operations or other financing alternatives. Failure to secure any necessary financing in a timely manner and on commercially reasonable terms could have a material adverse effect on the Company’s business plan and financial performance and it could be forced to delay or discontinue its product development, clinical trial or commercialization activities, delay or discontinue the approval efforts for any of the Company’s potential products or potentially cease operations. The Company has reported losses since inception in June 2004 through March 31, 2018 of $168.5 million. Management believes that the Company will continue to incur net losses and negative net cash flows from operating activities to fund its research and development, commercial programs and meet its obligations on a timely basis through the foreseeable future. As such, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts and the classification of liabilities that might be necessary from the outcome of this uncertainty.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 29, 2018. These condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X, and therefore omit or condense certain footnotes and other information normally included in consolidated interim financial statements prepared in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2018 and its results of operations for the three and ended March 31, 2018 and 2017 and cash flows for the three months ended March 31, 2018 and 2017.

During the three months ended March 31, 2018 and 2017, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying condensed consolidated interim statements of operations. In addition, certain prior year balances have been reclassified to conform to the current presentation. Specifically, the change in the Company’s deferred rent liability in the accompanying statement of cash flows for the three months ended March 31, 2017 has been reclassified to changes in other current and non-current liabilities. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018.

Use of estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the fair value of assets acquired and liabilities assumed in a business combination, the valuation of inventory and assumptions used in the fair value determination of stock-based compensation and the allowance for the valuation of future tax benefits.

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

Fair value of financial instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents and accounts payable, are shown at cost which approximates fair value due to the short-term nature of these instruments. The debt outstanding under the Company’s senior secured term loan (see Note 4) approximates fair value due to the variable interest rate on this debt. With respect to the related party note payable in the amount of $15.0 million as of March 31, 2018 (see Note 4), which is held by a principal stockholder of the Company and was issued concurrent with an acquisition transaction with such stockholder, the Company has concluded that an estimation of fair value for this note is not practicable.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounts receivable

Accounts receivable are reported at realizable value, net of allowances for contractual credits and doubtful accounts, which are recognized in the period the related revenue is recorded. At March 31, 2018, three customers accounted for approximately 84% of the Company’s total accounts receivable, and at December 31, 2017, two customers accounted for approximately 79% of the Company’s total accounts receivable.

Inventories

Inventories, including plasma intended for resale and plasma intended for internal use in the Company's research and development and future anticipated commercialization activities, are carried at the lower of cost or net realizable value determined by the first-in, first-out method.  Research and development plasma used in clinical trials is processed to a finished product and subsequently expensed to research and development.

Although the Company expects that the Bivigam inventory produced during 2017 and 2018 will ultimately be available for commercial sale, due to uncertainties surrounding the timing and outcome of any FDA determinations concerning the Warning Letter and the PAS related to improvements in the manufacturing process that must be filed with and approved by the FDA prior to this inventory being available for commercial sale, all costs related to the production of Bivigam during the three months ended March 31, 2018 in the amount of $1.1 million have been charged to cost of product revenue in the accompanying consolidated statement of operations. In addition, the costs related to the manufacture of conformance lots of RI-002 during the three months ended March 31, 2018 in the amount of $2.5 million were also charged to cost of product revenue.

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired by the Company. Goodwill at March 31, 2018 and December 31, 2017 was $3.5 million. All of the Company’s goodwill is attributable to its ADMA BioManufacturing business segment.

Goodwill is not amortized, but is assessed for impairment on an annual basis or more frequently if impairment indicators exist. The Company has the option to perform a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill and other intangible assets. If the Company concludes that this is the case, then it must perform a goodwill impairment test by comparing the fair value of the reporting unit to its carrying value. An impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value, however the impairment loss recognized would not exceed the total amount of goodwill allocated to that reporting unit. The Company performs its annual goodwill impairment test as of October 1 of each year.

Impairment of long-lived assets

The Company assesses the recoverability of its long-lived assets, which include property and equipment and definite-lived intangible assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the three months ended March 31, 2018 and 2017, the Company determined that there was no impairment of its long-lived assets.

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Product revenues from the sale of human plasma collected at the Company’s plasma collection centers are recognized at the time of transfer of title and risk of loss to the customer, which generally occurs at the time of delivery.

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

For the three months ended March 31, 2018, three customers represented 90% of the Company’s consolidated revenues, with BPC representing 58% of the Company’s consolidated revenues and the other two customers representing 32% of the Company’s consolidated revenues. For the three months ended March 31, 2017, sales to BPC represented 81% of the Company’s consolidated revenues, and another customer represented 17% of the Company’s consolidated revenues.

Cost of product revenue

Cost of product revenue includes expenses related to process development as well as scientific and technical operations when these operations are attributable to marketed products. When the activities of these operations are attributable to new products in development, the expenses are classified as research and development expenses. Expenses associated with remediating the issues identified in the Warning Letter for the three months ended March 31, 2018 in the approximate amount of $0.7 million are expensed as incurred and are reflected in cost of product revenue in the accompanying consolidated statements of operations. In addition, for the three months ended March 31, 2018, all operating expenses associated with the Boca Facility, other than the Nabi-HB production that was capitalized into inventory, have been expensed as incurred.

Loss per common share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. For purposes of computing basic and diluted loss per share, the non-voting class of common stock (see Notes 3 and 5) is included in the common stock outstanding as the characteristics of the non-voting class are substantially the same as the voting class of common stock.

Diluted net loss per share is calculated by dividing net loss attributable to common stockholders as adjusted for the effect of dilutive securities, if any, by the weighted average number of shares of common stock, including the non-voting class of common stock, and dilutive common stock outstanding during the period. Potentially dilutive common stock includes the shares of common stock issuable upon the exercise of outstanding stock options and warrants (using the treasury stock method). Potentially dilutive common stock in the diluted net loss per share computation is excluded to the extent that it would be anti-dilutive. No potentially dilutive securities are included in the computation of any diluted per share amounts as the Company reported a net loss for all periods presented. For the three months ended March 31, 2018 and 2017, the following securities were excluded from the calculation of diluted loss per common share because of their anti-dilutive effects:

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended March 31,
	2018	2017
Stock options	4,127,950	1,691,123
Warrants	528,160	188,859
	4,656,110	1,879,982

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

During the three months ended March 31, 2018 and 2017, the Company granted stock options to purchase 848,700 and 182,000 shares of common stock, respectively, to its directors and employees, and during the three months ended March 31, 2018, the Company granted stock options to purchase 20,000 shares of common stock to a third party service provider.

Recent Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-09, Modification Accounting for Share-Based Payment Arrangements, which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. Adoption of this new guidance in 2018 did not have a material impact on the Company’s condensed consolidated financial statements.

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

In May 2014, the FASB issued new guidance related to revenue recognition, ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”), which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new guidance requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. ASC 606 defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. The new guidance became effective in calendar year 2018. Two methods of adoption are permitted: (a) full retrospective adoption, meaning the standard is applied to all periods presented; or (b) modified retrospective adoption, meaning the cumulative effect of applying the new guidance is recognized at the date of initial application as an adjustment to the opening retained earnings balance.

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADMA adopted the new standard and related updates effective January 1, 2018, using the modified retrospective method of adoption. Adoption of the new revenue recognition guidance did not have a material impact on the Company’s consolidated financial statements.

3.	ACQUISITION

On June 6, 2017, ADMA completed the acquisition of the Biotest Assets from BPC. As a result of this transaction, the Company acquired Nabi-HB, Bivigam, the Boca Facility and certain other assets of BTBU. The acquisition of the Biotest Assets expands the Company’s product offering with two FDA-approved products and provides direct control over the manufacturing and regulatory processes impacting the Company’s RI-002 product candidate, including remediation of the Warning Letter as well as certain other remediation items affecting the Boca Facility. Pursuant to the acquisition, the Company issued to Biotest 4,295,580 voting shares of its common stock and 8,591,160 non-voting shares of common stock. The Company will also transfer ownership of two of its plasma centers to Biotest on January 1, 2019 as additional consideration, which are reflected as non-current assets in the accompanying consolidated balance sheets at March 31, 2018 and December 31, 2017 in the amount of $1.4 million and $1.5 million, respectively.

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

The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2017. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition been consummated as of that time or that may result in the future.

Three Months Ended March 31,
2017
Revenues:
As reported	$2,628,871
Proforma	$13,722,649

Net loss
As reported	$(6,536,963)
Proforma	$(12,773,860)

Basic and diluted net loss per share:
As reported	$(0.51)
Proforma	$(0.50)

4.	DEBT

Senior Notes Payable

A summary of outstanding senior notes payable is as follows:

	March 31, 2018	December 31, 2017

Notes payable:	$30,000,000	$30,000,000
Less:
Debt discount	(4,383,347)	(4,631,542)
Senior notes payable	$25,616,653	$25,368,458

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

Borrowings under the Credit Agreement bear interest at a rate per annum equal to LIBOR plus 9.50% with a 1% LIBOR floor; provided, however, that in the event that the Company achieves sales of not less than $61.7 million for the 2018 calendar year and the Tranche Two Loan has been funded, then the interest rate on the borrowings under the Credit Agreement will decrease to LIBOR plus 7.75% with a 1% LIBOR floor. During an Event of Default under the Credit Agreement, the outstanding amount of indebtedness under the Credit Agreement will bear interest at a rate per annum equal to the interest rate then applicable to the borrowings under the Credit Agreement plus 5% per annum. Quarterly cash interest payments are due the first business day of each March, June, September and December, beginning on December 1, 2017. During the three months ended March 31, 2018, the interest rate on the Tranche One Note ranged from 10.99% to 11.51%.

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

The Credit Agreement contains market representations and warranties, affirmative covenants, negative covenants, financial covenants, and conditions that are customarily required for similar financings. The affirmative covenants, among other things, require the Company to undertake various reporting requirements. The negative covenants restrict or limit the ability of the Company and its subsidiaries to, among other things, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes or changes to the Company’s business activities; sell or otherwise dispose of assets; repurchase stock, pay dividends; repay certain other indebtedness; engage in certain affiliate transactions; or enter into any other agreements that restrict the Company’s ability to make loan repayments. In addition, the Company is required to maintain a minimum liquidity, defined in the Credit Agreement as cash held in the debt service reserve account and any other deposit account subject to a control agreement with the Administrative Agent, of not less than $5.5 million at all times. The Credit Agreement also required the establishment of the debt service reserve account. The Company is currently required to maintain a minimum balance in this account of $5.5 million, and this amount is reflected as restricted cash in the accompanying consolidated balance sheets as of March 31, 2018 and December 31, 2017. Upon the satisfaction of certain conditions related to some of the Company’s leased properties, the minimum required balance in the debt service reserve account, as well as the minimum liquidity requirement, will be reduced to $4.0 million. At March 31, 2018 and December 31, 2017, the Company was in compliance with all of the covenants contained in its senior lending agreements.

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

Related Party Note Payable

A summary of the outstanding related party note payable is as follows:

	March 31, 2018	December 31, 2017
Biotest - Gross proceeds	$15,000,000	$15,000,000
Less:
Debt discount	(149,952)	(157,604)
Note payable - related party	$14,850,048	$14,842,396

In connection with the acquisition of the Biotest Assets (see Note 3), ADMA BioManufacturing issued a subordinated note payable to BPC and in connection therewith received cash proceeds of $15.0 million. The note bears interest at a rate of 6.0% per annum and matures on June 6, 2022. The Company is obligated to make semi-annual interest payments, with all principal and unpaid interest due at maturity. The note is subordinate to all amounts outstanding under the Credit Agreement. In the event of default, all principal and unpaid interest is due on demand. The subordinated note also contains several non-financial covenants with which the Company was in compliance as of March 31, 2018. The Company incurred $0.2 million of debt issuance costs in connection with the issuance of this note, which were recorded as a debt discount. The debt discount is being amortized as interest expense over the term of the note.

5.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is currently authorized to issue up to 10 million shares of preferred stock, $0.0001, par value per share. There were no shares of preferred stock outstanding at March 31, 2018 and December 31, 2017.

Common Stock

As of March 31, 2018 and December 31, 2017, the Company was authorized to issue 75,000,000 shares of its common stock, and 36,726,084 and 36,725,499 shares of common stock, respectively, were outstanding. After giving effect to shares reserved for the issuance of warrants and stock options, 33,617,806 shares of common stock were available for issuance as of March 31, 2018. As of March 31, 2018 and December 31, 2017, 8,591,160 shares of the Company’s non-voting common stock were authorized, issued and outstanding.

Equity Incentive Plan

The fair value of stock options granted under the Company’s 2007 Employee Stock Option Plan (the “2007 Plan”) and the ADMA Biologics, Inc. 2014 Omnibus Incentive Compensation Plan, as amended and restated (the “2014 Plan”), was determined on the date of grant using the Black-Scholes option valuation model. The Black-Scholes model was developed for use in estimating the fair value of publicly traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of certain subjective assumptions including the expected stock price volatility. The stock options granted to employees and directors have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. The following assumptions were used to determine the fair value of options granted during the three months ended March 31, 2018 and 2017:

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2018	2017

Expected term	6.3 years	5.8 - 6.3 years
Volatility	57%	64%
Dividend yield	0.0	0.0
Risk-free interest rate	2.59%	2.29%

The weighted average remaining contractual life of stock options outstanding and expected to vest at March 31, 2018 is 8.1 years. The weighted average remaining contractual life of stock options exercisable at March 31, 2018 is 5.8 years.

A summary of the Company’s option activity under the 2007 Plan and 2014 Plan and related information is as follows:

	Three Months Ended
	March 31, 2018
	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	3,276,043	$5.52
Forfeited	(12,500)	$3.58
Expired	(2,334)	$2.68
Granted	868,700	$3.72
Exercised	(1,959)	$2.68
Outstanding at end of period and expected to vest	4,127,950	$5.15

Options exercisable	1,452,273	$7.51

During the three months ended March 31, 2018, an aggregate of 1,959 option shares were exercised in cashless exercise transactions resulting in the issuance of an aggregate of 585 shares of common stock. Stock-based compensation expense for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended
	March 31,
	2018	2017

Research and development	$78,305	$52,983
Plasma centers	7,086	12,751
Selling, general and administrative	394,858	170,143
Cost of product revenue	34,535	—

Total stock-based compensation expense	$514,784	$235,877

As of March 31, 2018, the Company had $5.3 million of unrecognized compensation expense related to options granted under the Company’s equity incentive plans, which is expected to be recognized over a weighted-average period of 3.0 years.

6.	INVENTORIES

The following table provides the components of inventories:

	March 31, 2018	December 31, 2017

Raw materials	$8,962,207	$10,395,433
Work-in-progress	1,265,586	1,265,339
Finished goods	2,211,009	967,409
Total inventories	$12,438,802	$12,628,181

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Inventories are stated at the lower of cost or net realizable value with cost being determined on the first-in, first-out method. Finished goods inventories as of March 31, 2018 is comprised of Nabi-HB, a portion of which is recorded at fair value as part of the purchase price allocation of the Biotest Assets acquired. Raw materials includes materials expected to be used in the production of Nabi-HB, Bivigam and RI-002. All other activities and materials associated with the production of inventories used in research and development activities are expensed as incurred.

7.	INTANGIBLE ASSETS

Intangible assets at March 31, 2018 and December 31, 2017 consist of the following:

	March 31, 2018			December 31, 2017
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Trademark and other intangible rights related to Nabi-HB	$4,100,046	$488,101	$3,611,945	$4,100,046	$341,670	$3,758,376
Rights to intermediates	907,421	108,026	799,395	907,421	75,618	831,803
Customer contract	1,076,557	849,782	226,775	1,076,557	817,386	259,171
	$6,084,024	$1,445,909	$4,638,115	$6,084,024	$1,234,674	4,849,350

All of the Company’s intangible assets were acquired in the Biotest Transaction. Amortization expense related to these intangible assets for the three months ended March 31, 2018 was $0.2 million. Estimated aggregate future aggregate amortization expense for the next five years is expected to be as follows:

Remainder of 2018	$633,704
2019	715,352
2020	715,352
2021	715,352
2022	715,352

8.	PROPERTY AND EQUIPMENT

Property, plant and equipment and related accumulated depreciation are summarized as follows:

	March 31, 2018	December 31, 2017
Manufacturing and laboratory equipment	$7,148,405	$7,148,405
Office equipment and computer software	1,660,926	1,086,756
Furniture and fixtures	843,123	1,136,623
Construction in process	1,116,309	738,093
Leasehold improvements	1,650,029	1,642,903
Land	4,339,441	4,339,441
Buildings	15,660,559	15,660,559
	32,418,792	31,752,780
Less: Accumulated depreciation and amortization	(1,803,262)	(1,285,922)
	$30,615,530	$30,466,858

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recorded depreciation expense on property and equipment of $0.6 million, which includes $0.1 million of depreciation expense on the plasma assets to be transferred (see Note 3), and $0.1 million for the three months ended March 31, 2018 and 2017, respectively.

9.	RELATED PARTY TRANSACTIONS

The Company leases an office building and equipment from Areth, LLC (“Areth”) pursuant to a shared services agreement on a month-to-month basis of which terms had been amended by the Company’s Board of Directors in June 2016. Effective October 1, 2017, monthly rent on this facility was reduced to $10,000. Rent expense amounted to $30,000 and $48,000 for the three months ended March 31, 2018 and 2017, respectively. Areth is a company controlled by Dr. Jerrold B. Grossman, the Company’s Vice Chairman, and Adam S. Grossman, the Company’s President and Chief Executive Officer. The Company pays Areth monthly fees for the use of such office space and for other information technology, general warehousing and administrative services. The Company also reimburses Areth for office and building related (common area) expenses, equipment and certain other operational expenses, which were not material to the consolidated financial statements for the three months ended March 31, 2018 and 2017.

As part of the Biotest Transaction, the Company issued a $15.0 million subordinated note payable to BPC (see Note 4), and recognized interest expense on this note for the three months ended March 31, 2018 in the amount of $0.2 million.

For the three months ended March 31, 2018 and 2017, the Company recognized revenues under its out-licensing agreement with Biotest of approximately $36,000. Deferred revenue of $2.7 million as of March 31, 2018 and December 31, 2017 is related to this agreement.

Biotest is the Company’s largest customer for the sale of normal source plasma. Plasma sales to Biotest for the three months ended March 31, 2018 and 2017 were $2.3 million and $2.1 million, respectively. Accounts receivable includes $0.7 million and $1.2 million due from Biotest as of March 31, 2018 and December 31, 2017, respectively. Additionally, Biotest is a supplier of plasma to ADMA, with the Company purchasing $0.7 million and $0.2 million of plasma in the three months ended March 31, 2018 and 2017, respectively. Included in accounts payable is $0.1 million due to Biotest as of March 31, 2018 and December 31, 2017. The following table summarizes the related party balances with Biotest:

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2018	2017

Sale and purchase of plasma
Product revenue	$2,328,291	$2,092,215
Purchases	195,018	182,386

License revenue	35,708	35,708

Interest expense	225,000	—

	March 31,	December 31,
	2018	2017
Accounts receivable	$726,409	$1,245,677
Prepaid expenses and other current assets	133,356	—
Accounts payable	94,256	139,939
Accrued expenses	380,607	314,820
Note payable, net of discount	14,850,048	14,842,396
Accrued interest	290,000	65,000
Deferred revenue	2,654,325	2,690,033

In connection with the acquisition of the Biotest Assets, the Company entered into a Transition Services Agreement with BPC pursuant to which each of the Company and BPC agreed to provide transition services to the other party, including services related to finance, human resources, information technologies, leasing of equipment and clinical and regulatory services for a period of up to 24 months after the June 6, 2017 closing date, as well as agreements to lease certain laboratory space within the Boca Facility to BPC for a period of up to 24 months after the closing date of the acquisition transaction. As of March 31, 2018 and December 31, 2017, $0.4 million and $0.3 million, respectively, was payable by the Company to BPC for services rendered and expenses incurred on behalf of the Company related to these agreements. This amount is reflected in accrued expenses in the accompanying consolidated balance sheets.

Under the terms of the acquisition of the Biotest Assets, the Company will transfer ownership of two plasma collection centers to BPC on January 1, 2019. The Company has estimated the fair value of these assets to be $12.6 million, and the obligation to transfer these assets to Biotest is reflected in non-current liabilities in the accompanying consolidated balance sheet as of March 31, 2018 and December 31, 2017. The services component of amounts billed to the Company by BPC for the three months ended March 31, 2018 was not material to the Company’s consolidated financial statements.

10.	COMMITMENTS AND CONTINGENCIES

General Legal Matters

From time to time the Company is or may become subject to certain legal proceedings and claims arising in connection with the normal course of its business. Management does not expect that the outcome of any such claims or actions will have a material effect on the Company’s liquidity, results of operations or financial condition.

Contract manufacturing agreement

In connection with the acquisition of the Biotest Assets, the Company acquired all of the rights and assumed all of the obligations under an existing agreement with a third party related to the fractionation of plasma provided by the third party. This contract, as amended from time to time, maintains minimum production requirements as well as a payment due to the counterparty to the contract of $1.5 million per year if the minimum volume is not manufactured in that year and no other breach or default under the contract has occurred.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Other commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of March 31, 2018. The Company does not anticipate recognizing any significant losses relating to these arrangements.

11.	SEGMENTS

The Company is engaged in the manufacture, marketing and development of specialty plasma-derived biologics. The Company’s operating segments reflect the consummation of the Biotest Transaction on June 6, 2017 (see Notes 1 and 3), and the nature of its operations subsequent to the close of the transaction. The Company’s ADMA BioManufacturing segment reflects the Company’s immune globulin manufacturing and development operations in Florida, acquired on June 6, 2017 (see Note 3). The Plasma Collection Centers segment consists of two FDA-licensed source plasma collection facilities located in Georgia, with a third collection center which opened in December 2017 and for which an FDA license in pending. The Corporate segment includes general and administrative overhead expenses. The Company defines its segments as those business units whose operating results are regularly reviewed by the chief operating decision maker (“CODM”) to analyze performance and allocate resources. The Company’s CODM is its President and Chief Executive Officer. Summarized financial information concerning reportable segments is shown in the following tables:

Three Months Ended March 31, 2018
	ADMA BioManufacturing	Plasma Collection Centers	Corporate	Consolidated

Revenues	$1,666,243	$2,340,055	$35,708	$4,042,006

Cost of product revenue	10,697,642	1,545,106	—	12,242,748

Loss from operations	(12,724,718)	(1,038,824)	(2,768,961)	(16,532,503)

Other expense, net	(240,054)	(435)	(1,049,150)	(1,289,639)

Net loss	(12,964,772)	(1,039,259)	(3,818,111)	(17,822,142)

Total assets	47,481,781	27,532,613	16,123,231	91,137,625

Depreciation and amortization expense	631,832	188,914	8,795	829,541

Capital expenditures	105,199	444,047	—	549,246

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2017
	ADMA BioManufacturing	Plasma Collection Centers	Corporate	Consolidated

Revenues	$—	$2,593,163	$35,708	$2,628,871

Cost of product revenue	—	1,616,287	—	1,616,287

Loss from operations	—	(502,600)	(5,434,403)	(5,937,003)

Other expense, net	—	—	(599,960)	(599,960)

Net loss	—	(502,600)	(6,034,363)	(6,536,963)

Total assets	—	2,286,500	15,308,418	17,594,918

Depreciation and amortization expense	—	103,640	14,422	118,062

Capital expenditures	—	2,084	1,500	3,584

12.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information for the three months ended March 31, 2018 and 2017 is as follows:

	2018	2017
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$825,513	$424,470
Noncash Financing and Investing Activities:
Equipment acquired reflected in accounts payable and accrued liabilities	$116,766	$—

13.	SUBSEQUENT EVENT

On May 14, 2018, the Company, ADMA BioManufacturing and ADMA BioCenters entered into a Share Transfer, Amendment and Release Agreement with BPC, Biotest AG, Biotest US Corporation and The Biotest Divestiture Trust (the “Biotest Trust”) (the “Biotest Transfer Agreement”) whereby BPC transferred to the Company, for no cash consideration, 8,591,160 shares of the Company’s non-voting common stock previously issued to BPC in connection with the Biotest Transaction and representing 100% of the Company’s issued and outstanding non-voting common stock (the “NV Biotest Shares”). Immediately upon transfer of the NV Biotest Shares to the Company, the shares were retired and are no longer available for issuance. The retired NV Biotest Shares comprised approximately 19% of the total outstanding common stock of the Company as of May 14, 2018. In exchange for the transfer and retirement of the NV Biotest Shares, the Company has (i) granted Biotest and its successors and assigns a release from all potential past, present and future indemnity claims arising under the Master Purchase and Sale Agreement, dated as of January 21, 2017, and (ii) relinquished its rights to repurchase its two FDA-approved plasma collection centers required to be transferred to BPC on January 1, 2019 (see Note 3). In addition, pursuant to the Biotest Transfer Agreement, BPC waived and terminated its rights to name a director and an observer to the Company’s Board of Directors. As BPC has made public statements regarding the U.S. Government required divestiture of all of BPC’s U.S. assets in connection with the sale of Biotest AG to CREAT Group Corporation, pursuant to the Biotest Transfer Agreement BPC, subject to the receipt of required regulatory approvals, has agreed to transfer its remaining 10,109,534 shares of the Company’s common stock to the Biotest Trust upon the earlier of (i) receipt of consent from the necessary governmental authorities and (ii) July 1, 2018 (provided that Biotest and the Biotest Trust have received all required regulatory approvals for the Biotest Trust to own and hold the Company’s common stock) (the “Voting Share Closing Date”). Furthermore, pursuant to the Biotest Transfer Agreement, the Biotest Trust has agreed to be bound by all obligations of, and will have all of the remaining rights of, BPC under that certain (i) Stockholders Agreement, dated as of June 6, 2017, by and between the Company and BPC, as amended by the Biotest Transfer Agreement, and (ii) Registration Rights Agreement, dated as of June 6, 2017, by and between the Company and BPC. Furthermore, subject to the terms contained in the Biotest Transfer Agreement, for a 90-day period following the Voting Share Closing Date, the Biotest Trust has granted the Company a right of first negotiation for the purchase of the remaining shares of common stock then-held by the Biotest Trust.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion, which refers to our historical results, should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q, including “Risk Factors” and the information contained in our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 29, 2018 (the “2017 10-K”). The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout or referenced within this Quarterly Report on Form 10-Q. See “Special Note Regarding Forward-Looking Statements.” Our actual results may differ materially.

OVERVIEW

Our Business

ADMA Biologics, Inc. (the “Company”, “ADMA”, “we”, “us” or “our”) is a vertically integrated commercial biopharmaceutical company that manufactures, markets and develops specialty plasma-derived biologics for the treatment of Primary Immune Deficiency Disease (“PIDD”), and the prevention and treatment of certain infectious diseases. Our targeted patient populations include immune-compromised individuals who suffer from an underlying immune deficiency disorder or who may be immune-suppressed for medical reasons. We currently have two marketed products: Nabi-HB, indicated for the treatment of acute exposure to blood containing Hepatitis B surface antigen (“HBsAg”); and Bivigam, indicated for the treatment of primary humoral immunodeficiency. We are also developing a pipeline of plasma-derived therapeutics, including our lead pipeline product candidate, RI-002, for the treatment of PIDD. Our products and product candidates are intended to be used by physician specialists focused on caring for immune-compromised patients with or at risk for certain infectious diseases. Through our wholly-owned subsidiary, ADMA Bio Centers Georgia, Inc. (“ADMA BioCenters”), we operate two U.S. Food and Drug Administration (the “FDA”)-licensed, German Health Authority (“GHA”) and Korean Ministry of Food and Drug Safety (“KMFDS”) certified source plasma collection facilities located in the United States. We filed a Biologics License Application (“BLA”) with the FDA for our Kennesaw, GA facility in December 2017 and, pending FDA approval, this facility is anticipated to be approved during the second half of 2018. ADMA BioCenters supplies us with a portion of our blood plasma for the manufacture of our products and product candidates.

On June 6, 2017, we completed the acquisition of certain assets (the “Biotest Assets”) of the Therapy Business Unit (the “BTBU”) of Biotest Pharmaceuticals Corporation (“BPC” and, together with Biotest AG, “Biotest”), which include two FDA-licensed products, Nabi-HB (Hepatitis B Immune Globulin, Human) and Bivigam (Immune Globulin Intravenous, Human), and a plasma fractionation facility located in Boca Raton, FL (the “Boca Facility”) (the “Biotest Transaction”). The Boca Facility is FDA-licensed and certified by the GHA. In addition to the manufacture and sale of Nabi-HB and Bivigam, we also provide contract manufacturing services for certain historical clients, including the sale of intermediate by-products. Immediately following the acquisition, the Biotest Assets were contributed into our subsidiary, ADMA BioManufacturing, LLC (“ADMA BioManufacturing”).

On May 14, 2018, we, ADMA BioManufacturing and ADMA BioCenters entered into a Share Transfer, Amendment and Release Agreement with BPC, Biotest AG, Biotest US Corporation (“Biotest US”) and The Biotest Divestiture Trust (the “Biotest Trust”) (the “Biotest Transfer Agreement”) whereby BPC transferred to us, for no cash consideration, 8,591,160 shares of our non-voting common stock previously issued to BPC in connection with the Biotest Transaction and representing 100% of our issued and outstanding non-voting common stock (the “NV Biotest Shares”). Immediately upon transfer of the NV Biotest Shares to us, the shares were retired and are no longer available for issuance. The retired NV Biotest Shares comprised approximately 19% of our total outstanding common stock as of May 14, 2018. In exchange for the transfer and retirement of the NV Biotest Shares, we have (i) granted Biotest and its successors and assigns a release from all potential past, present and future indemnity claims arising under that certain Master Purchase and Sale Agreement, dated as of January 21, 2017 (as amended, restated, supplemented or otherwise modified from time to time, the “Purchase Agreement”), with BPC, and for certain limited purposes set forth in the Purchase Agreement, Biotest AG and Biotest US (together with Biotest AG, the “Biotest Guarantors”), and (ii) relinquished our rights to repurchase our two FDA-approved plasma collection centers required to be transferred to BPC on January 1, 2019. In addition, pursuant to the Biotest Transfer Agreement, BPC waived and terminated its rights to name a director and an observer to our Board of Directors (the “Board”). As BPC has made public statements regarding the U.S. Government required divestiture of all of BPC’s U.S. assets in connection with the sale of Biotest AG to CREAT Group Corporation, pursuant to the Biotest Transfer Agreement BPC, subject to the receipt of required regulatory approvals, has agreed to transfer its remaining 10,109,534 shares of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), to the Biotest Trust upon the earlier of (i) consent from the necessary governmental authorities and (ii) July 1, 2018 (provided that Biotest, BPC and the Biotest Trust have received all required regulatory approvals for the Biotest Trust to hold and own the Common Stock) (the “Voting Share Closing Date”). Furthermore, pursuant to the Biotest Transfer Agreement, the Biotest Trust has agreed to be bound by all obligations of, and will have all of the remaining rights of, BPC under that certain (i) Stockholders Agreement, dated as of June 6, 2017, by and between us and BPC, as amended by the Biotest Transfer Agreement, and (ii) Registration Rights Agreement, dated as of June 6, 2017, by and between us and BPC. Furthermore, subject to the terms contained in the Biotest Transfer Agreement, for a 90-day period following the Voting Share Closing Date, the Biotest Trust has granted us a right of first negotiation for the purchase of the remaining shares of Common Stock then-held by the Biotest Trust.

Our Marketed Products

Nabi-HB

Nabi-HB is a hyperimmune globulin that is rich in antibodies to the Hepatitis B virus. Nabi-HB is a purified human polyclonal antibody product collected from plasma donors who have been previously vaccinated with a Hepatitis B vaccine. Nabi-HB is indicated for the treatment of acute exposure to blood containing HBsAg, prenatal exposure to infants born to HBsAg-positive mothers, sexual exposure to HBsAg-positive persons and household exposure to persons with acute Hepatitis B virus infection. Hepatitis B is a potentially life-threatening liver infection caused by the Hepatitis B virus. It is a major global health problem. It can cause chronic infection and puts people at high risk of death from cirrhosis and liver cancer. Nabi-HB has a well-documented record of long-term safety and effectiveness since its initial market introduction. FDA approval for Nabi-HB was received on March 24, 1999. Biotest acquired Nabi-HB from Nabi Biopharmaceuticals in 2007. Under our leadership, production of Nabi-HB at the Boca Facility resumed during the third quarter of 2017. Subsequent to the end of 2017, we received authorization from the FDA for the release of our first commercial batch of Nabi-HB and also resumed commercial sales in the United States during the first quarter of 2018.

Bivigam

Bivigam is an intravenous immune globulin indicated for the treatment of primary humoral immunodeficiency. This includes, but is not limited to, agammaglobulinemia, common variable immunodeficiency, Wiskott-Aldrich syndrome and severe combined immunodeficiency. These primary immunodeficiencies (“PIs”) are a group of genetic disorders. Initially thought to be very rare, it is now believed that as many as one in every 1,200-2,000 people has some form of PI. Bivigam contains a broad range of antibodies similar to those found in normal human plasma. These antibodies are directed against bacteria and viruses, and help to protect PI patients against serious infections. Bivigam is a purified, sterile, ready-to-use preparation of concentrated Immunoglobulin G (“IgG”) antibodies. Antibodies are proteins in the human immune system that work to defend against disease. FDA approval for Bivigam was received on December 19, 2012, and sales commenced in the first quarter of 2013. In December 2016, BPC temporarily suspended the commercial production of Bivigam in order to focus on the completion of planned improvements to the manufacturing process. We resumed production of Bivigam utilizing our optimized intravenous immunoglobulin (“IVIG”) manufacturing process with two conformance lots in the fourth quarter of 2017 and a third conformance lot in the first quarter of 2018. We expect to file a Prior Approval Supplement (the “PAS”) with the FDA during the first half of 2018 to include the ADMA optimization improvements for Bivigam and are seeking FDA clearance which would enable us to relaunch this product no earlier than the second half of 2018. Upon FDA approval of the PAS, we anticipate the Bivigam conformance lots currently in inventory will be available for commercial sale.

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

Prior to the closing of the Biotest Transaction, BTBU was our third-party manufacturer for RI-002. In the third quarter of 2015, the FDA accepted for review our BLA for RI-002 (the “RI-002 BLA”) for the treatment of PIDD. In July 2016, the FDA issued a Complete Response Letter (the “CRL”), which reaffirmed the issues set forth in the November 2014 warning letter that had been issued by the FDA to Biotest related to certain issues identified at the Boca Facility (the “Warning Letter”), but did not cite any concerns with the clinical safety or efficacy data for RI-002 submitted in our RI-002 BLA, nor did the FDA request any additional clinical studies be completed prior to FDA approval of RI-002. The FDA identified in the CRL, among other things, certain outstanding inspection issues and deficiencies related to Chemistry, Manufacturing and Controls and Good Manufacturing Practices at the Boca Facility and at certain of our third-party vendors, and requested documentation of corrections for a number of these issues. The FDA indicated in the CRL that it cannot grant final approval of our RI-002 BLA until, among other things, these deficiencies are resolved. Upon the completion of the Biotest Transaction, we gained control over the regulatory, quality, general operations and drug substance manufacturing process and our highest priority has been to remediate the outstanding compliance issues that were identified at the Boca Facility in the Warning Letter. We have been working with a consulting firm consisting of quality management systems and biologics production subject matter experts in order to improve the FDA inspection classification relative to the Warning Letter compliance issues as indicated in the CRL. We anticipate that we will be in a position to refile the RI-002 BLA in the second half of 2018, assuming certain FDA determinations are made concerning the Warning Letter and PAS for Bivigam. During the first quarter of 2018, we produced three RI-002 conformance lots using the optimized IVIG manufacturing process. Upon FDA approval of the RI-002 BLA, we anticipate that the RI-002 conformance batches currently in inventory will be available for commercial sale no earlier than the first half of 2019.

Plasma Collection Facilities

ADMA BioCenters operates three source plasma collection facilities located in the U.S., two of which are FDA-licensed, GHA and KMFDS-certified. ADMA BioCenters provides us with a portion of our blood plasma for the manufacture of our products and product candidates. A typical plasma collection center, such as those operated by ADMA BioCenters, can collect approximately 30,000 to 50,000 liters of source plasma annually, which may be sold for different prices depending upon the type of plasma, quantity of purchase and market conditions at the time of sale. Plasma collected from ADMA BioCenters' facilities that is not used to manufacture our products or product candidates is sold to third-party customers in the United States, and other locations where we are approved globally under supply agreements or in the open “spot” market.

As part of the purchase price to acquire the Biotest Assets, we agreed to transfer ownership of two of our plasma collection facilities to BPC on January 1, 2019. We completed the construction of our third plasma collection facility, filed our BLA with the FDA and initiated collections for this facility in December 2017. We anticipate FDA approval of our third plasma collection facility to occur during the second half of 2018.

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

Some of the estimates and assumptions we have to make under U.S. GAAP require difficult, subjective and/or complex judgments about matters that are inherently uncertain and, as a result, actual results could differ from those estimates. Due to the estimation processes involved, the following summarized accounting policies and their application are considered to be critical to understanding our business operations, financial condition and results of operations. For a detailed discussion on the application of these and our other accounting policies, see Note 2 to the Consolidated Financial Statements included in the 2017 10-K.

Revenue Recognition

Revenues for the three months ended March 31, 2018 are comprised of (i) revenues from Nabi-HB, (ii) product revenues from the sale of human plasma collected from our plasma collection centers segment; and (iii) license and other revenues primarily attributable to the out-licensing of RI-002 to Biotest to market and sell this product in Europe and selected countries in North Africa and the Middle East. Biotest has provided us with certain services and financial payments in accordance with the related Biotest license agreement and is obligated to pay us certain amounts in the future if certain milestones are achieved. Deferred revenue is recognized over the term of the Biotest license. Deferred revenue is amortized into income for a period of approximately 22 years, the term of the Biotest license agreement.

Revenue from the sale of Nabi-HB is recognized when the product reaches the customer’s destination. Nabi-HB revenue is recorded net of estimated customer prompt pay discounts and contractual allowances in accordance with managed care agreements, including wholesaler chargebacks, rebates, customer returns and other wholesaler fees.

Product revenues from the sale of human plasma collected at our plasma collection centers are recognized at the time of transfer of title and risk of loss to the customer, which generally occurs at the time of delivery.

For the three months ended March 31, 2018, three customers represented an aggregate of 90% of our consolidated revenues, with BPC, McKesson Corporation and AmerisourceBergen representing 58%, 17% and 15%, respectively, of our consolidated revenues. For the three months ended March 31, 2017, sales to BPC represented 81% of our consolidated revenues, and sales to SK Plasma Co., Ltd. represented 17% of our consolidated revenues.

Accounts Receivable

Accounts receivable are reported at realizable value, net of allowances for contractual credits and doubtful accounts, which are recognized in the period the related revenue is recorded. At March 31, 2018, three customers represented an aggregate of 84% of our total accounts receivable, with Sanofi Pasteur S.A. (“Sanofi”), BPC and McKesson Corporation representing approximately 51%, 18% and 15%, respectively, of our consolidated accounts receivable. At December 31, 2017, Sanofi and BPC represented 48% and 30%, respectively, of our total accounts receivable.

Cost of Product Revenue

Cost of product revenue includes expenses related to process development as well as scientific and technical operations when these operations are attributable to marketed products. When the activities of these operations are attributable to new products in development, the expenses are classified as research and development expenses. Expenses associated with remediating the issues identified in the Warning Letter for the three months ended March 31, 2018 of approximately $0.7 million are expensed as incurred and are reflected in cost of product revenue. In addition, for the three months March 31, 2018, all operating expenses associated with the Boca Facility, other than the limited Nabi-HB production that was capitalized into inventory, have been expensed as incurred since the date of the Biotest Transaction.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the grantee’s requisite vesting period on a straight-line basis. For the purpose of valuing stock options granted to our employees, directors and officers, we use the Black-Scholes option pricing model. We granted options to purchase an aggregate of 848,700 and 182,000 shares of our Common Stock during the three months ended March 31, 2018 and 2017, respectively, and during the three months ended March 31, 2018, we granted options to purchase 20,000 shares of Common Stock to a third party service provider.

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

Impairment of Long-Lived Assets

We assess the recoverability of our long-lived assets, which include property and equipment and definite-lived intangible assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the three months ended March 31, 2018 and 2017, we determined that there was no impairment of our long-lived assets.

Goodwill is not amortized, but is assessed for impairment on an annual basis or more frequently if impairment indicators exist. We have the option to perform a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill and other intangible assets. If we were to conclude that this is the case, then we must perform a goodwill impairment test by comparing the fair value of the reporting unit to its carrying value. An impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value, with the impairment loss recognized not to exceed the total amount of goodwill allocated to that reporting unit. We did not recognize any impairment charges related to goodwill for the three months ended March 31, 2018.

Recent Accounting Pronouncements

On April 5, 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”), was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. We could be an emerging growth company until December 31, 2018, which is the last day of the fiscal year following the fifth anniversary of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”). However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our total annual gross revenues exceed $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we would cease to be an emerging growth company prior to the end of such five-year period. As an “emerging growth company,” we may, under Section 7(a)(2)(B) of the Securities Act, delay adoption of new or revised accounting standards applicable to public companies until such standards would otherwise apply to private companies. We may take advantage of this extended transition period until the first to occur of the date that we (i) are no longer an “emerging growth company” or (ii) affirmatively and irrevocably opt out of this extended transition period. We have elected to take advantage of the benefits of this extended transition period. Our consolidated financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. Until the date that we are no longer an “emerging growth company” or affirmatively and irrevocably opt out of the exemption provided by Securities Act Section 7(a)(2)(B), upon issuance of a new or revised accounting standard that applies to our consolidated financial statements and that has a different effective date for public and private companies, we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard. As an emerging growth company, we are also exempt from the requirement to have our independent auditors provide an attestation report on our internal control over financial reporting.

In May 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Modification Accounting for Share-Based Payment Arrangements, which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Adoption of this new guidance did not have a material impact on our condensed consolidated financial statements.

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

We adopted the new standard and related updates effective January 1, 2018, using the modified retrospective method of adoption. Adoption of the new revenue recognition guidance did not have a material impact on our condensed consolidated financial statements.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

As a result of the Biotest Transaction, our operating results include the results of BTBU effective as of June 6, 2017. Therefore, our results of operations for the three months ended March 31, 2018 are not comparable to the results of operations for the three months ended March 31, 2017. The following table presents a summary of the changes in our results of operations for the three months ended March 31, 2018 compared to the three months ended March 31, 2017:

			Percentage
	Three Months Ended March 31,		Increase/
	2018	2017	(Decrease)
Revenues	$4,042,006	$2,628,871	54%
Cost of product revenue (exclusive of amortization expense shown below)	12,242,748	1,616,287	657%
Gross (loss) profit	(8,200,742)	1,012,584	-910%
Research and development expenses	1,281,706	1,192,727	7%
Plasma center operating expenses	1,833,774	1,479,476	24%
Amortization of intangibles	211,235	—	NM
Selling, general and administrative expenses	5,005,046	4,277,384	17%
Loss from operations	(16,532,503)	(5,937,003)	178%
Interest expense	(1,323,152)	(618,528)	114%
Other (expense) income, net	33,513	18,568	80%
Net loss	$(17,822,142)	$(6,536,963)	173%

Revenues

We recorded total revenues of $4.0 million during the three months ended March 31, 2018, as compared to $2.6 million during the three months ended March 31, 2017. Total revenues include: (i) sales of Nabi-HB in the amount of $1.7 million for 2018, with no comparable amount in 2017; (ii) product revenue of $2.3 million for the three months ended March 31, 2018 attributable to our ADMA BioCenters plasma collection centers segment from the sale of human source plasma, as compared to product revenue of $2.6 million for the three months ended March 31, 2017; and (iii) license and other revenue in the amount of approximately $36,000 for the three months ended March 31, 2018 and 2017, which pertains to services and financial payments provided by Biotest in accordance with our license agreement. The increase in total revenue of $1.4 million for the three months ended March 31, 2018 was attributable to sales of Nabi-HB, partially offset by the a decrease in plasma sales of $0.3 million.

Cost of Product Revenue

Cost of product revenue was $12.2 million for the three months ended March 31, 2018, as compared to $1.6 million for the three months ended March 31, 2017. The increase is mainly attributable to $5.2 million of unabsorbed manufacturing costs related to the Boca Facility, $2.5 million of costs related to the production of RI-002, $1.1 million of costs related to the production of Bivigam, $0.7 million of third-party consultant fees pertaining to the remediation efforts in response to the Warning Letter, cost of product revenue related to Nabi-HB in the amount of $0.7 million and $0.4 million of costs related to the production of intermediates.

Although we expect that our Bivigam, RI-002 and intermediates inventory will ultimately be available for commercial sale, we have not capitalized these costs into inventory due to uncertainties surrounding the Warning Letter, the PAS related to improvements in the manufacturing process and the RI-002 BLA that must be filed with and approved by the FDA prior to this inventory being available for commercial sale.

Research and Development Expenses

R&D expenses totaled $1.3 million for the three months ended March 31, 2018, as compared to $1.2 million for the three months ended March 31, 2017. We expect our R&D costs to increase over the second half of 2018 as we seek to refile the RI-002 BLA.

Plasma Center Expenses

Plasma center expenses were $1.8 million for the three months ended March 31, 2018, as compared to $1.5 million for the three months ended March 31, 2017. Plasma center operating expenses consist of: general and administrative plasma center costs; overhead comprised of rent, maintenance, utilities, wages, stock-based compensation and benefits for center staff; plasma collection supplies, plasma transportation and storage (off-site); advertising and promotion expenses; and computer software fees related to donor collections. The increase in plasma center expenses is mainly attributable to the opening of our third plasma center in Kennesaw, GA in December 2017.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $5.0 million for the three months ended March 31, 2018, an increase of $0.7 million from the three months ended March 31, 2017. The increase was primarily due to increased salaries, benefits and other employee related costs of approximately $1.6 million, primarily due increased headcount resulting from the Biotest Transaction, other expenses associated with the Boca Facility of $0.7 million, increased legal and professional fees of $0.6 million, increased marketing expenses of $0.2 million and an increase in insurance expense of approximately $0.2 million, partially offset by $2.6 million in costs associated with the Biotest Transaction in 2017.

Loss from Operations

Our operating loss was $16.5 million for the three months ended March 31, 2018, as compared to $5.9 million for the three months ended March 31, 2017. The increase in operating loss was mainly due to the $10.6 million increase in cost of product revenue associated with the Boca Facility, the increases in plasma center and SG&A expenses and amortization expense on intangible assets, acquired in the Biotest Transaction, partially offset by the $1.4 million increase in total revenues.

Interest Expense

Interest expense was $1.3 million for the three months ended March 31, 2018, as compared to $0.6 million for the three months ended March 31, 2017. The increase is due to higher outstanding debt in 2018 resulting from the refinancing of our senior debt in the fourth quarter of 2017 (see “Liquidity and Capital Resources”) and the $15 million note issued to BPC in June 2017, as well as the increase in the interest rate on our senior debt.

Net Loss

Our net loss was $17.8 million for the three months ended March 31, 2018, as compared to $6.5 million for the three months ended March 31, 2017, an increase of $11.3 million, mainly due to the increase in operating loss and, to a lesser extent, the increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2018, we had working capital of $37.0 million, including cash and cash equivalents of $26.1 million, and stockholders’ equity of $23.0 million, as compared to working capital of $53.7 million, including cash and cash equivalents of $43.1 million, and stockholders’ equity of $40.3 million as of December 31, 2017. We have had limited revenue from operations and have incurred an accumulated deficit of $168.5 million since inception. For the three months ended March 31, 2018 and 2017, we had negative cash flows from operations of $16.4 million and $5.4 million, respectively, and for the years ended December 31, 2017 and 2016 we had negative cash flows from operations of $37.3 million and $18.3 million, respectively. We have funded our operations to date primarily from the sale of our equity and debt securities, acquisition proceeds from the Biotest Transaction and loans from our primary stockholders.

We expect to continue to spend substantial amounts on product development, quality assurance, regulatory affairs, procurement of raw material plasma, manufacturing, marketing, sales and conducting clinical trials for our product candidates and purchasing clinical trial materials from our suppliers, some of which may be required by the FDA. We currently anticipate, based upon our projected revenue and expenditures, that our cash, cash equivalents, projected revenue and accounts receivable, along with the $10.0 million we expect to be able to access under the Credit Agreement (as defined below), will be sufficient to fund our operations, as currently conducted, into the fourth quarter of 2018. In order to have sufficient cash to fund our operations thereafter and to continue as a going concern, we will need to raise additional equity prior to the end of 2018. This time frame may change based upon how quickly we are able to execute on our quality management systems’ enhancement plans for the ADMA BioManufacturing operations, commercial manufacturing ramp-up activities and the various financing options available to us. We currently have no firm commitments for additional financing, and we cannot provide any assurance that we will be able to secure additional financing on terms that are acceptable to us, or at all. Failure to secure any necessary financing in a timely manner and on commercially reasonable terms could have a material adverse effect on our business plan and financial performance and we could be forced to delay or discontinue our product development, clinical trial or commercialization activities, delay or discontinue the approval efforts for any of our potential products, or potentially cease operations. In addition, we could also be forced to reduce or forgo sales and marketing efforts and forgo attractive business opportunities.

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

On November 13, 2017, we completed an underwritten public offering of 19,523,255 shares of Common Stock for gross proceeds of $42.0 million. Net proceeds from this offering, after payment of underwriting discounts and offering expenses of $2.8 million, were $39.2 million. The proceeds from this offering have been or are being used for (i) the purchase of raw material inventory and the ramp-up of our manufacturing capabilities, (ii) continued remediation of the issues identified in the CRL and the Warning Letter and completion of our internal quality management systems overhaul, (iii) capital expenditures for the Boca Facility, (iv) product launch and medical education campaigns, (v) the build-out of our third plasma collection facility, (vi) research and development activities for our plasma collection programs and specialty plasma products, and (vii) working capital needs and general corporate purposes, including expenses associated with improving the FDA inspection classification relative to the Warning Letter, filing the PAS and obtaining marketing clearance for the relaunch of Bivigam and refiling the RI-002 BLA.

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

The obligation of Marathon to make the Tranche Two Loan is subject to the satisfaction of certain conditions related to FDA approval for specified products and our financial condition, including, without limitation, the following: (a) (i) the FDA must validate the improved manufacturing process of Bivigam and (ii) not less than $0.5 million in net revenue must be generated in calendar year 2018 from the sale in the United States of Bivigam; or (b) (i) the FDA must approve the commercialization of RI-002 and (ii) not less than $0.5 million in net revenue must be generated in calendar year 2019 from the sale in the United States of RI-002.

On the Marathon Closing Date, we issued a promissory note in favor of the Administrative Agent in the principal amount of $30.0 million (the “Tranche One Note”), evidencing our indebtedness resulting from the Tranche One Loan. Borrowings under the Credit Agreement bear interest at a rate per annum equal to LIBOR plus 9.50% with a 1% LIBOR floor; provided, however, that in the event that we achieve sales of not less than $61.7 million for the 2018 calendar year and the Tranche Two Loan has been funded, then the interest rate on the borrowings under the Credit Agreement will decrease to LIBOR plus 7.75% with a 1% LIBOR floor. During an Event of Default under the Credit Agreement, the outstanding amount of indebtedness under the Credit Agreement will bear interest at a rate per annum equal to the interest rate then applicable to the borrowings under the Credit Agreement plus 5% per annum. Quarterly cash interest payments are due the first business day of each March, June, September and December, beginning on December 1, 2017. During the three months ended March 31, 2018, the interest rate on the Tranche One Note ranged from 10.99% to 11.51%.

We will pay Marathon a facility fee in an amount equal to 9.20% of the amount funded, payment of which is deferred until the Maturity Date pursuant to the terms of the Credit Agreement. Commencing on October 10, 2020, and on the first business day of each month, we are required to make principal payments on the Tranche One Loan (and Tranche Two Loan in the event it shall have been funded) in equal monthly installments over 18 months, subject to certain conditions in the Credit Agreement. The outstanding principal amount of the Loans, together with all accrued interest thereon, is due on the Maturity Date.

Our obligations under the Credit Agreement are secured by a first-priority lien and security interest in substantially all of our assets, including a mortgage on the Boca Facility, and those of our subsidiaries as well as all of the equity interests in each subsidiary.

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

In June 2017, we received $27.5 million in connection with the Biotest Transaction, comprised of $12.5 million in cash from BPC and an unsecured subordinated 6% note payable to BPC in the amount of $15.0 million. Also in June 2017, BPC provided us with a firm equity commitment to invest up to an additional $12.5 million in future equity financings of the Company, and this equity commitment was satisfied in its entirety in the foregoing November 2017 public offering of Common Stock.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017
Net cash used in operating activities	$(16,434,114)	$(5,398,426)
Net cash (used in) provided by investing activities	(549,246)	5,141,600
Net cash used in financing activities	(4,377)	(1,115,113)
Net change in cash and cash equivalents	(16,987,737)	(1,371,939)

Cash and cash equivalents, including restricted cash - beginning of period	48,607,574	9,914,867
Cash and cash equivalents, including restricted cash - end of period	$31,619,837	$8,542,928

Net Cash Used in Operating Activities

Cash used in operations for the three months ended March 31, 2018 was $16.4 million, an increase of $11.0 million from the same period of a year ago, mainly due to the higher net loss in 2018. The following table illustrates the primary components of our cash flows from operations:

	Three Months Ended
	March 31,
	2018	2017
Net loss	$(17,822,142)	$(6,536,963)
Non-cash expenses, gains and losses	1,564,464	512,639
Changes in accounts receivable	222,552	178,089
Changes in inventories	189,379	(288,346)
Changes in prepaid expenses	(652,474)	(432,932)
Changes in accounts payable and accrued expenses	(114,114)	1,179,127
Other	178,221	(10,040)
Cash used in operations	$(16,434,114)	$(5,398,426)

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities for the first three months of 2018 was $0.5 million, consisting of capital expenditures at the Boca Facility. Although we have no specific material commitments for capital expenditures as of March 31, 2018, we expect our total capital expenditures will be between $2.0 million and $3.0 million for the remainder of fiscal 2018.

Net cash provided by investing activities was $5.1 million for the three months ended March 31, 2017, which was related to the liquidation of short-term investments.

Net Cash Used in Financing Activities

We had de minimis net cash used in financing activities during the three months ended March 31, 2018.

Net cash used in financing activities totaled $1.1 million for the three months ended March 31, 2017, consisting primarily of principal payments under our previously existing senior credit facility.

Effect of Inflation

Inflation or changing prices did not have a significant impact on our net sales, revenues or net loss in 2017, 2016 and 2015, or for the three months ended March 31, 2018.

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

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of March 31, 2018. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of March 31, 2018 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosures.

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

Changes in Internal Control Over Financial Reporting

As we continue with the integration of the business processes and information systems in effect prior to the closing of the Biotest Transaction with those of ADMA BioManufacturing, we are modifying our internal control over financial reporting to address the integrated operations. The integration plan and related internal control modifications are expected to continue through our current fiscal year.  Other than these integration-related changes, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

We may become subject to certain legal proceedings and claims arising in connection with the normal course of our business. In the opinion of management, there are currently no claims that would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Our long-term liquidity will depend upon our ability to raise additional capital, fund our research and development and commercial programs, establish and build out a commercial sales force and commercial infrastructure and meet our ongoing obligations. If we are unable to successfully raise additional capital prior to the end of 2018, we will likely not have sufficient cash flow and liquidity to fund our business operations as we currently operate, forcing us to potentially curtail our activities and significantly reduce or cease operations. Even if we are able to raise additional capital, such financings may only be available on unattractive terms, resulting in significant dilution of stockholders' interests and, in such event, the value and potential future market price of our Common Stock may decline. In addition, if we raise additional funds through license arrangements or through the disposition of any of our assets, it may be necessary to relinquish potentially valuable rights to our product candidates or assets or grant licenses on terms that are not favorable to us.

Based upon our projected revenue and expenditures for fiscal 2018, including regulatory and consulting fees for the remediation of the Warning Letter and ongoing discussions with the FDA, continuing implementation of our commercialization and expansion activities and certain other assumptions, we currently believe that our cash, cash equivalents, projected revenue and accounts receivable, along with the additional $10.0 million we expect to be able to access through our existing senior credit facility will be sufficient to fund our operations, as currently conducted, into the fourth quarter of 2018. In order to have sufficient cash to fund our operations thereafter and to continue as a going concern, we will need to raise additional equity or debt financing by the end of 2018. This timeframe may change based upon how quickly we are able to execute on our quality management systems’ remediation plans for the ADMA BioManufacturing operations, commercial manufacturing ramp-up activities and the various financing options available to us. These estimates may also change based upon whether or when the FDA approves RI-002 or if any of our other assumptions change. We currently do not have arrangements to obtain additional financing. Any such financing could be difficult to obtain or only available on unattractive terms and could result in significant dilution to stockholders. Failure to secure necessary financing in a timely manner and on favorable terms could have a material adverse effect on our business plan and financial performance and could delay, discontinue or prevent product development, clinical trials, commercialization activities or the approval of any of our potential products. In addition, we could be forced to reduce or forgo sales and marketing efforts and forgo attractive business opportunities.

Failure to timely and effectively remediate the outstanding Warning Letter and other inspection issues and deficiencies at the Boca Facility will have a material adverse effect on our business. Failure of the FDA to adhere to its stated timelines in the Code of Federal Regulations, as well as any potential government shut-downs or unforeseen government office closings may affect our ability to resolve the Warning Letter and other inspection issues within the timelines provided.

Prior to the closing of the Biotest Transaction, BTBU was our third-party manufacturer for RI-002. In response to our RI-002 BLA submission in 2015, in July 2016 the FDA issued the CRL. The CRL did not specify or request the need for any addition clinical trials or data; however, the CRL reaffirmed the issues set forth in the Warning Letter issued to Biotest relating to inspection issues identified at the Boca Facility. The FDA identified in the CRL, among other things, certain outstanding inspection issues and deficiencies related to Chemistry, Manufacturing and Controls (“CMC”) and Good Manufacturing Practices (“GMP”) at the Boca Facility and at certain of our third-party vendors, and requested documentation of corrections for a number of these issues. The FDA indicated in the CRL that it cannot grant final approval of our RI-002 BLA until, among other things, these deficiencies are resolved. Following the completion of the Biotest Transaction, we gained control over the regulatory, quality, general operations and drug substance manufacturing process at the Boca Facility, and our highest priority has been to remediate the outstanding compliance issues at the Boca Facility as indicated in the Warning Letter. We have been working with a consulting firm consisting of quality management systems and biologics production subject matter experts with extensive experience in remediating compliance and inspection issues related to quality management systems that manages a robust team of subject matter experts in plasma derived products and biologic drugs to assist us in addressing all identified CMC and current good manufacturing practice (“cGMP”) issues and deficiencies. We believe that we have been inspection-ready since the end of 2017 and expect to have the FDA inspection classification relative to the Warning Letter improved after the next inspection by the FDA, however there can be no assurances as to the timing by which the FDA may inspect the facility and/or make any determinations post-inspection concerning our compliance status. There can also be no assurances that our ongoing efforts to remediate the Warning Letter and other inspection issues and deficiencies at the Boca Facility will be effective or whether the FDA will accept these efforts. Failure to timely remediate the issues identified in the Warning Letter and other inspection issues and deficiencies and/or receive approval from the FDA, as well as passing an FDA inspection within this timeline, if at all, will have a material adverse effect on our business, prospects, financial condition and results of operations. Additionally, we are unable to control the timing of FDA inspections, responses, meeting requests, teleconference requests, requests for clarifications and similar regulatory communications as well as whether or not the FDA will change its requirements, guidance or expectations.

We are currently not profitable and may never become profitable.

We have a history of losses and expect to incur substantial losses and negative operating cash flow for the foreseeable future, and we may never achieve or maintain profitability. For the years ended December 31, 2017 and 2016, we incurred net losses of $43.8 and $19.5 million, respectively, and for the three months ended March 31, 2018 and 2017, we incurred net losses of $17.8 million and $6.5 million, respectively. From our inception in 2004 through March 31, 2018, we have incurred an accumulated deficit of $168.5 million. Even if we succeed in developing and commercializing one or more of our product candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our operating expenses will increase substantially in the foreseeable future as we:

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

CohnReznick LLP, our independent registered public accounting firm, has included an explanatory paragraph in their opinion that accompanies our audited consolidated financial statements as of and for the year ended December 31, 2017, indicating that our current liquidity position and history of losses raise substantial doubt about our ability to continue as a going concern. If we are unable to improve our liquidity position we may not be able to continue as a going concern.  If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements. We may also be forced to make reductions in spending, including delaying or curtailing our clinical development, trials or commercialization efforts, or seek to extend payment terms with our vendors and creditors. Our ability to raise or borrow the capital needed to improve our financial condition may be hindered by a variety of factors, including market conditions and the availability of such financing on acceptable terms, if at all. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. Our audited consolidated financial statements as of and for the year ended December 31, 2017 do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business, which could cause our security holders to suffer the loss of all or a substantial portion of their investment.

We anticipate that our principal sources of liquidity will only be sufficient to fund our activities, as currently conducted, into the fourth quarter of 2018. In order to have sufficient cash to fund our operations thereafter and to continue as a going concern, we will need to raise additional equity or debt financing prior to the end of 2018. This time frame may change based upon how quickly we are able to execute on our quality management systems’ remediation plans for the ADMA BioManufacturing operations, commercial manufacturing ramp-up activities and the various financing options available to us. In order to have sufficient cash to fund our operations thereafter, we will need to raise additional equity or debt capital, and we cannot provide any assurance that we will be successful in doing so. If our assumptions underlying our estimated expenses prove to be wrong, we may have to raise additional capital sooner than the fourth quarter of 2018.

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

ADMA BioCenters operates FDA-licensed, GHA and KMFDS-certified source plasma collection facilities located in the United States, which provide us with a portion of our blood plasma for the manufacture of our products and product candidates. Plasma collected from ADMA BioCenters' facilities that is not used to manufacture our products and product candidates is sold to third-party customers in the United States and other locations where we are approved globally under supply agreements or in the open "spot" market. Furthermore, we have completed the construction of our third plasma collection facility, and we filed our BLA with the FDA and initiated collections for this facility in December 2017. Nabi-HB and Bivigam are manufactured at the Boca Facility, an FDA-licensed facility certified by the GHA. A portion of our revenues are dependent upon the continued operation of these facilities. Our operations are vulnerable to interruption by fire, weather related events such as hurricanes, wind and rain, other acts of God, electric power loss, telecommunications failure, equipment failure and breakdown, human error, employee issues and events beyond our control. We do not have detailed disaster recovery plans for our facilities nor do we have a backup manufacturing facility, other than our other facilities, or contractual arrangements with any other manufacturers in the event of a casualty to or destruction of any facility or if any facility ceases to be available to us for any other reason. If we are required to rebuild or relocate any of our facilities, a substantial investment in improvements and equipment would be necessary. We carry only a limited amount of business interruption insurance, which may not sufficiently compensate us for losses that may occur.

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

Continuing product development requires additional and extensive clinical testing. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. While we have met the primary endpoint for our pivotal Phase III trial for RI-002, we cannot provide any assurance or certainty regarding when we might receive regulatory approval of our RI-002 BLA. Furthermore, failure can occur at any stage of the process, and we could encounter problems that cause us to abandon our RI-002 BLA or repeat clinical trials. The commencement and completion of clinical trials for any current or future development product candidate may be delayed by several factors, including:

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

Even though our clinical trials for RI-002 have been completed as planned, we cannot be certain that their results will support our product candidate claims. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and preclinical testing. The clinical trial process may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay our ability to commercialize our product candidates and generate product revenues. In addition, our clinical trials involve a relatively small patient population. Because of the small sample size, the results of these clinical trials may not be indicative of future results. In addition, certain portions of the clinical trial and product testing for RI-002 were performed outside of the United States, and therefore, may not have been performed in accordance with standards normally required by the FDA and other regulatory agencies.

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

Even if we comply with all FDA requests, the FDA may ultimately reject our RI-002 BLA. In addition, the FDA could determine that we must test additional subjects and/or require that we conduct further studies with more subjects. We may never obtain regulatory approval for RI-002, or any other future potential product candidate or label expansion activity. Failure to obtain FDA approval of any of our product candidates will severely undermine our business by leaving us without the ability to generate additional accretive revenues. There is no guarantee that we will ever be able to develop or acquire other product candidates. In foreign jurisdictions, we must receive approval from the appropriate regulatory authorities before we can commercialize any products or product candidates outside the United States. Foreign regulatory approval processes generally include all of the risks and uncertainties associated with the FDA approval procedures described above. We cannot assure you that we will receive the approvals necessary to commercialize any product candidate for sale outside the United States.

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

While physicians in the United States may choose, and are generally permitted, to prescribe drugs for uses that are not described in the product’s labeling, and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, our ability to promote our products is narrowly limited to those indications that are specifically approved by the FDA. “Off-label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. Regulatory authorities in the United States generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict communications by pharmaceutical companies on the subject of off-label use. Although recent court decisions suggest that certain off-label communications, such as truthful and non-misleading speech, may be protected under the First Amendment, the scope of any such protection is unclear, and there are still significant risks in this area as it is unclear how these court decisions will impact the FDA’s enforcement practices, and there is likely to be substantial disagreement and difference of opinion regarding whether any particular statement is truthful and not misleading. Moreover, while we intend to promote our products consistent with what we believe to be the approved indication for our drugs, the FDA may disagree. If the FDA determines that our promotional activities fail to comply with the FDA’s regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities. In addition, our failure to follow FDA rules and guidelines related to promotion and advertising may cause the FDA to issue warning letters or untitled letters, bring an enforcement action against us, suspend or withdraw an approved product from the market, require a recall or institute fines or civil fines, or could result in disgorgement of money, operating restrictions, injunctions or criminal prosecution, any of which could harm our reputation and our business.

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

Historically a single customer has accounted for a significant amount of our total revenue and, together with a second customer, represented 78% of our total revenue for the year ended December 31, 2017 and, collectively with two other customers, represented 90% of our total revenue for the three months ended March 31, 2018, and therefore the loss of such single customer could have a material adverse effect on our business, results of operations and financial condition.

Historically, a significant amount of our total revenue is attributable to a single customer, BPC. For the year ended December 31, 2017, BPC and Sanofi represented 78% of our total revenue, with BPC representing 47% of our total revenue and Sanofi representing 31% of our total revenue. For the three months ended March 31, 2018, three customers represented an aggregate of 90% of our consolidated revenues, with BPC, McKesson Corporation and AmerisourceBergen representing 58%, 17% and 15%, respectively, of our consolidated revenues. For the three months ended March 31, 2017, sales to BPC represented 81% of our consolidated revenues, and sales to SK Plasma Co., Ltd. represented 17% of our consolidated revenues.

Although we expect this concentration to continue to decrease during 2018 as additional sales of Nabi-HB, revenues from our contract manufacturing services and sale of intermediate by-products are reflected in our consolidated financial statements, BPC is still expected to account for a significant portion of our total revenue in fiscal 2018.

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

Even if the FDA approves a product made by us, physicians and patients may not accept and use it. Acceptance and use of our products will depend on a number of factors including:

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

Industry and other market data used in our periodic reports filed with the SEC and certain other materials, including those undertaken by us or our engaged consultants, may not prove to be representative of current and future market conditions or future results.

Our periodic reports filed with the SEC and certain other materials include statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties and surveys and studies we commissioned regarding the market potential for our current products as well as RI-002. Although we believe that such information has been obtained from sources believed to be reliable, neither the sources of such data, nor we, can guarantee the accuracy or completeness of such information. While we believe these industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data. With respect to the information from third-party consultants, the results of this data represent the independent consultants’ own methodologies, assumptions, research, analysis, projections, estimates, composition of respondent pool, presentation of data and adjustments, each of which may ultimately prove to be incorrect, and cause actual results and market viability to differ materially from those presented in any such report or other materials. Readers should not place undue reliance on this information.

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

Our ADMA BioCenters facilities collect information from donors in the United States that subjects us to consumer and health privacy laws, which could create enforcement and litigation exposure if we fail to meet their requirements.

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

There is also uncertainty as to whether the combined business will be able to operate at a profitable level in the future given the relatively small size of the Biotest Assets and the competitive environment in which we operate. Furthermore, there is no assurance and no definitive timeline as to when or if the Warning Letter will be resolved by the FDA, and we have no assurances as to the timing by which the FDA may inspect the Boca Facility and/or make any determinations post-inspection concerning our compliance status. These factors could have a material adverse effect on us.

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

As part of the purchase price to acquire the Biotest Assets, we have agreed to transfer to BPC ownership of our two licensed plasma collection facilities in the United States and certain related assets and liabilities. These plasma collection facilities to be transferred have historically been the source of substantially all of our revenue. Although we have completed construction of a new plasma collection facility, there can be no assurances that we will generate similar revenues as historically reported from the plasma collection facilities we will transfer to BPC on January 1, 2019.

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

The Purchase Agreement contains indemnification undertakings by the parties thereto for certain losses, including, among other things, indemnification for any losses arising from breaches of its representations, warranties, covenants and agreements in the Purchase Agreement. In connection with the Biotest Transfer Agreement, we granted a full release to Biotest from any and all past, present or future indemnification claims arising under or in connection with the Purchase Agreement. Significant indemnification claims by BPC or its affiliates or breaches by BPC or its affiliates of any indemnity obligations which would have been owed to us under the Purchase Agreement prior to the release granted in the Biotest Transfer Agreement could have a material adverse effect on our business, financial condition, results of operations and stock price.

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

Even though we believe that we conducted a reasonable and customary due diligence investigation of BTBU and we received market representations, warranties and indemnities from Biotest and BPC, we cannot be sure that our due diligence investigation uncovered all material or non-material issues that may be present. There also can be no assurances that we received access to or had the ability to diligence certain information, as well as appropriate representations and or warranties, that it would be possible to uncover all material issues through customary due diligence, or that issues outside of our control will not later arise or that all material issues which could have been discovered would otherwise be covered by the representations and warranties of Biotest and BPC and therefore indemnifiable. In connection with the Biotest Transfer Agreement, we granted a full release to Biotest from any and all past, present or future indemnification claims arising under or in connection with the Purchase Agreement. If we failed to identify any important issues, or if it were not possible to uncover all material issues, any such material issue could result in a material adverse effect on our business, financial condition, results of operations and stock price.

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

In the pharmaceutical and biotechnology industries, the majority of an innovative product’s commercial value is realized during its market exclusivity period. In the United States and in some other countries, when market exclusivity expires and generic versions are approved and marketed or when biosimilars are introduced (even if only for a competing product), there are usually very substantial and rapid declines in a product’s revenues.

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

Our performance is substantially dependent on the continued service and performance of our management team, who have extensive experience and specialized expertise in our business. In particular, the loss of Adam S. Grossman, our President and Chief Executive Officer, could adversely affect our business and operating results. We do not have "key person" life insurance policies for any members of our management team. We have employment agreements with each of our executive officers; however, the existence of an employment agreement does not guarantee retention of members of our management team and we may not be able to retain those individuals for the duration of or beyond the end of their respective terms. The loss of services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays in development or approval of our product candidates and diversion of management resources. Notwithstanding the foregoing, in the event Mr. Grossman is terminated for cause or resigns other than for good reason, then the standstill provisions contained in the Stockholders Agreement, which prohibits BPC or its transferee from, among other things, acquiring more than (i) 50%, less one share, of our issued and outstanding shares of capital stock on an as-converted basis, or (ii) 30% of the issued and outstanding shares of Common Stock, will terminate and be of no further force and effect. Such event could result in BPC or its transferee acquiring additional shares of our Common Stock or taking other actions with the goal of acquiring additional shares of our Common Stock.

Cyberattacks and other security breaches could compromise our proprietary and confidential information which could harm our business and reputation.

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

We currently operate under the Warning Letter due to issues identified by the FDA in their prior inspections while the Boca Facility was under Biotest’s ownership and operational control. We engaged a consulting firm with extensive experience in remediating compliance and inspection issues related to quality management systems and which manages a robust team of subject matter experts in plasma derived products and biologic drugs to assist us in addressing all identified CMC and cGMP issues and deficiencies. We believe that we have been inspection-ready since the end of 2017 and expect to have the FDA inspection classification relative to the Warning Letter improved after the next inspection by the FDA, however there can be no assurances as to the timing by which the FDA may make such a determination after any inspection.

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

The laws governing our conduct in the United States are enforceable on the federal and state levels by criminal, civil and administrative penalties. Violations of laws such as the Federal Food, Drug, and Cosmetic Act, the Social Security Act (including the Anti-Kickback Law), the Public Health Service Act and the Federal False Claims Act, and any regulations promulgated under the authority of the preceding, may result in jail sentences, fines or exclusion from federal and state programs, as may be determined by Medicare, Medicaid and the Department of Health and Human Services and other regulatory authorities as well as by the courts. Similarly, the violation of applicable laws, rules and regulations of the State of Florida with respect to the manufacture of our products and product candidates may result in jail sentences, fines or exclusion from applicable state programs. There can be no assurance that our activities will not come under the scrutiny of federal and/or state regulators and other government authorities or that our practices will not be found to violate applicable laws, rules and regulations or prompt lawsuits by private citizen "relators" under federal or state false claims laws.

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

Failure to satisfy requirements under the Federal Food, Drug, and Cosmetic Act can also result in penalties, as well as requirements to enter into consent decrees or orders that prescribe allowable corporate conduct. In addition, while regulatory authorities generally do not regulate physicians' discretion in their choice of treatments for their patients, they do restrict communications by manufacturers on unapproved uses of approved products or on the potential safety and efficacy of unapproved products in development. Companies in the United States, Canada and the European Union cannot promote approved products for other indications that are not specifically approved by the competent regulatory authorities such as the FDA in the United States, nor can companies promote unapproved products. In limited circumstances, companies may disseminate to physicians information regarding unapproved uses of approved products or results of studies involving investigational products. If such activities fail to comply with applicable regulations and guidelines of the various regulatory authorities, we may be subject to warnings from, or enforcement action by, these authorities. Furthermore, if such activities are prohibited, it may harm demand for our products. Promotion of unapproved drugs or devices or unapproved indications for a drug or device is a violation of the Federal Food, Drug, and Cosmetic Act and subjects us to civil and criminal sanctions. Furthermore, sanctions under the Federal False Claims Act have recently been brought against companies accused of promoting off-label uses of drugs, because such promotion induces the use and subsequent claims for reimbursement under Medicare and other federal programs. Similar actions for off-label promotion have been initiated by several states for Medicaid fraud. The Healthcare Reform Law significantly strengthened provisions of the Federal False Claims Act, the Anti-Kickback Law that applies to Medicare and Medicaid, and other health care fraud provisions, leading to the possibility of greatly increased qui tam suits by relators for perceived violations. Violations or allegations of violations of the foregoing restrictions could materially and adversely affect our business.

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

Also, under the U.S. Foreign Corrupt Practices Act, the United States has increasingly focused on regulating the conduct by U.S. businesses occurring outside of the United States, generally prohibiting remuneration to foreign officials for the purpose of obtaining or retaining business. To enhance compliance with applicable health care laws, and mitigate potential liability in the event of noncompliance, regulatory authorities such as the U.S. Health and Human Services Department Office of Inspector General (the “OIG”) have recommended the adoption and implementation of a comprehensive health care compliance program that generally contains the elements of an effective compliance and ethics program described in Section 8B2.1 of the U.S. Sentencing Commission Guidelines Manual. Increasing numbers of U.S.-based pharmaceutical companies have such programs. In the future, we may need to adopt healthcare compliance and ethics programs that would incorporate the OIG's recommendations, and train our applicable employees in such compliance. Such a program may be expensive and may not assure that we will avoid compliance issues.

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

Our ability to generate product revenues will be diminished if our products sell for inadequate prices or patients are unable to obtain adequate levels of coverage. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products, as well as to the timing, language, specifications and other details pertaining to the approval of such products. Healthcare payers, including Medicare, are challenging the prices charged for medical products and services. Government and other healthcare payers increasingly attempt to contain healthcare costs by limiting both coverage and the level of reimbursement for products. Even if one of our product candidates is approved by the FDA, insurance coverage may not be available, and reimbursement levels may be inadequate, to cover such product. If government and other healthcare payers do not provide adequate coverage and reimbursement levels for one of our products, once approved, market acceptance of such product could be reduced. Prices in many countries, including many in Europe, are subject to local regulation and certain pharmaceutical products, such as plasma-derived products, are subject to price controls in several of the world's principal markets, including many countries within the European Union. In the United States, where pricing levels for our products are substantially established by third-party payers, including Medicare, if payers reduce the amount of reimbursement for a product, it may cause groups or individuals dispensing the product to discontinue administration of the product, to administer lower doses, to substitute lower cost products or to seek additional price-related concessions. These actions could have a negative effect on our financial results, particularly in cases where our products command a premium price in the marketplace, or where changes in reimbursement induce a shift in the site of treatment. The existence of direct and indirect price controls and pressures over our products could materially adversely affect our financial prospects and performance.

The new biosimilar pathway established as part of the healthcare reform may make it easier for competitors to market biosimilar products.

The Healthcare Reform Law introduced an abbreviated licensure pathway for biological products that are demonstrated to be biosimilar to an FDA-licensed biological product.  A biological product may be demonstrated to be “biosimilar” if data show that, among other things, the product is “highly similar” to an already-approved biological product, known as a reference product, and has no clinically meaningful differences in terms of safety and effectiveness from the reference product. The law provides that a biosimilar application may be submitted as soon as four years after the reference product is first licensed, and that the FDA may not make approval of an application effective until 12 years after the reference product was first licensed.  Since the enactment of the law, the FDA has issued several guidance documents to assist sponsors of biosimilar products in preparing their approval applications.  The FDA approved the first biosimilar product in 2015, and approved three biosimilar products in 2016.  As a result of the biosimilar pathway in the United States, we expect in the future to face greater competition from biosimilar products, including a possible increase in patent challenges.

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

Our operations have consumed substantial amounts of cash since inception. For the three months ended March 31, 2018 and 2017, we had negative cash flows from operations of $16.4 million and $5.4 million, respectively, and for the years ended December 31, 2017 and 2016, we had negative cash flows from operations of approximately $37.3 million and $18.3 million, respectively. We expect to continue to spend substantial amounts on product development, including commercialization activities, procuring raw material plasma, manufacturing, conducting potential future clinical trials for our product candidates and purchasing clinical trial materials from our suppliers. We currently anticipate, based upon our projected revenue and expenditures, as well as the additional $10.0 million we expect to be able to access under the Credit Agreement, that our current cash, cash equivalents and accounts receivable will be sufficient to fund our operations, as currently conducted, into the fourth quarter of 2018. In order to have sufficient cash to fund our operations thereafter and to continue as a going concern, we will need to raise additional equity or debt financing prior to the end of 2018. This time frame may change based upon how quickly we are able to execute on our operational initiatives and the various financing options available to us. However, if the assumptions underlying our estimated expenses prove to be incorrect, we may have to raise additional capital sooner than we currently expect. Until such time, if ever, as we can generate a sufficient amount of product revenue to achieve profitability, we expect to continue to finance our operations through additional equity or debt financings or corporate collaboration and licensing arrangements. If we are unable to raise additional capital as needed, we will have to delay, curtail or eliminate our product development activities, including conducting clinical trials for our product candidates and purchasing clinical trial materials from our suppliers, as well as future commercialization efforts.

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

On December 22, 2017, President Trump signed into law the TCJA which significantly reforms the Internal Revenue Code. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses generated after December 31, 2017 to 80% of current year taxable income and elimination of net operating loss carrybacks, immediate deductions for certain new investments instead of deductions for depreciation expense over time and modifying or repealing many business deductions and credits. Federal net operating losses arising in taxable years ending after December 31, 2017 will be carried forward indefinitely pursuant to the TCJA. We continue to examine the impact this tax reform legislation may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the TCJA is uncertain and our business and financial condition could be adversely affected. The impact of this tax reform on holders of our Common Stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our Common Stock.

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

As of May 14, 2018 most of our 36,726,084 outstanding shares of Common Stock, as well as a substantial number of shares of our Common Stock underlying outstanding warrants, were available for sale in the public market, subject to certain restrictions with respect to sales of our Common Stock by our affiliates, either pursuant to Rule 144 under the Securities Act (“Rule 144”) or under effective registration statements. The 4,295,580 shares of Common Stock and the 8,591,160 NV Biotest Shares acquired by BPC in the Biotest Transaction were subject to a lock-up for six months after closing of the Biotest Transaction, which lock-up expired on December 6, 2017. For three years after the end of such six-month period, subject to certain limited exceptions, under the Stockholders Agreement, sales by BPC, or its transferee of our equity interests may not exceed 15% of the issued and outstanding Common Stock in any twelve-month period; provided, however, that if our market capitalization increases to double our market capitalization immediately following the closing of the Biotest Transaction, then BPC or its transferee may sell up to 20% of our issued and outstanding Common Stock in any twelve-month period; provided, further, that (x) if our market capitalization increases to triple our market capitalization immediately following the closing of the Biotest Transaction, or (y) upon the one-year anniversary of BPC or its transferee holding less than a 25% economic interest in us, then BPC or its transferee may sell its equity interests in us at any time (subject to applicable securities laws). On May 14, 2018, we, ADMA BioManufacturing and ADMA BioCenters entered into the Biotest Transfer Agreement with BPC, Biotest AG, Biotest US and the Biotest Trust whereby BPC transferred to us, for no cash consideration, the 8,591,160 NV Biotest Shares, representing 100% of our then-issued and outstanding non-voting common stock. Immediately upon transfer of the NV Biotest Shares to us, the shares were retired and are no longer available for issuance. At the closing of the Biotest Transaction, we entered into the Registration Rights Agreement with BPC, pursuant to which BPC or its transferee has, among other things, certain registration rights under the Securities Act with respect to its shares of our Common Stock, subject to certain transfer restrictions. Sales of a substantial number of shares of our Common Stock, or the perception that such sales may occur, may adversely impact the market price of our Common Stock.

Our affiliates control a substantial amount of our shares of Common Stock. Provisions in our Amended and Restated Certificate of Incorporation (the “A&R Certificate of Incorporation”), our Amended and Restated Bylaws (the “Bylaws”) and Delaware law might discourage, delay or prevent a change in control of our Company or changes in our management and, therefore, depress the trading price of our Common Stock.

Provisions of our A&R Certificate of Incorporation, our Bylaws and Delaware law may have the effect of deterring unsolicited takeovers or delaying or preventing a change in control of our Company or changes in our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. As of March 31, 2018, BPC, our directors and executive officers and their affiliates beneficially owned in excess of 55% of the outstanding shares of our common stock. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. These provisions include:

•	the inability of stockholders to call special meetings;

•	the ability of our Board to institute a stockholder rights plan, also known as a poison pill, that would work to dilute our stock;

•	classification of our Board and limitation on filling of vacancies could make it more difficult for a third party to acquire, or discourage a third party from seeking to acquire, control of our Company; and

•	authorization of the issuance of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board, without any need for action by stockholders.

In addition, Section 203 of the Delaware General Corporation Law (the “DGCL”) prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years, has owned 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.  The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our Company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition. In addition, as a result of the concentration of ownership of our shares of common stock, our stockholders may, from time to time, observe instances where there may be less liquidity in the public markets for our securities.

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

Because the price of our Common Stock has historically traded below $5.00 per share, our Common Stock may be subject to Rule 15g-9 under the Exchange Act, which imposes additional sales practice requirements on broker dealers which sell these securities to persons other than established customers and accredited investors. Under these rules, broker-dealers who recommend penny stocks to persons other than established customers and “accredited investors” must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction prior to sale, which includes an acknowledgement that the purchaser’s financial situation, investment experience and investment objectives forming the basis for the broker-dealer’s suitability determination are accurately stated in such written agreement. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our Common Stock and may make it more difficult for holders of our Common Stock to sell shares to third parties or to otherwise dispose of them.

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

We could be an emerging growth company until December 31, 2018, which is the last day of the fiscal year following the fifth anniversary of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our total annual gross revenues exceed $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we would cease to be an emerging growth company prior to the end of such five-year period.

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

Our A&R Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board. Currently, our A&R Certificate of Incorporation authorizes the issuance of up to 75,000,000 shares of Common Stock, of which 33,617,806 shares remain available for issuance and may be issued by us without stockholder approval, and up to 8,591,160 shares of non-voting common stock, all of which were reacquired by us in May 2018 pursuant to the Biotest Transfer Agreement and were subsequently retired and no longer available for issuance.

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

ADMA Biologics, Inc.

Date: May 14, 2018	By:	/s/ Adam S. Grossman
		Name:	Adam S. Grossman
		Title:	President and Chief Executive Officer

Date: May 14, 2018	By:	/s/ Brian Lenz
		Name:	Brian Lenz
		Title:	Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from ADMA Biologics, Inc.’s Form 10-Q for the quarter ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2018 (Unaudited) and December 31, 2017, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2018 and 2017, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity (Unaudited) for the three months ended March 31, 2018, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2018 and 2017, and (v) Notes to (Unaudited) Condensed Consolidated Financial Statements.

_______________________________

* Filed herewith.

** In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.