Form 10-Q
period 2018-06-30
ADMA BIOLOGICS, INC.
filed 2018-08-10
CIK 1368514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

__________________________________________________
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

As of August 8, 2018, there were 46,349,514 shares of the issuer’s common stock outstanding.

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

Special Note Regarding Forward-Looking Statements

Some of the information in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements include, among others, statements about:

•	our ability to successfully leverage the anticipated benefits and synergies from our June 6, 2017 acquisition of certain assets of Biotest Pharmaceuticals Corporation (the “Biotest Transaction”), including optimization of the combined businesses, operations and products and services, as well as the nature, strategy and focus of the combined company and the management and governance structure of the combined company;

•	our ability to resume the manufacturing and commercialization of BIVIGAM once the deficiencies identified in a November 2014 warning letter (the “Warning Letter”) with respect to the outstanding issues at the plasma fractionation facility in Boca Raton, FL acquired in the Biotest Transaction have been resolved by us to the satisfaction of the U.S. Food and Drug Administration (the “FDA”), as well as a positive review of the optimized manufacturing process for BIVIGAM submitted to the agency as a Prior Approval Supplement;

•	our ability to officially obtain the appropriate compliance status classification to allow us to successfully resubmit to the FDA our Biologics License Application (the “BLA”) for our lead pipeline product candidate, RI-002 (“RI-002”), once the deficiencies identified in the Complete Response Letter we received in July 2016 reaffirming the issues set forth in the Warning Letter have been resolved by us and/or our third-party vendors to the satisfaction of the FDA, and other requests for information included therein have been provided by us;

•	our plans to develop, manufacture, market, launch and expand our own commercial infrastructure and commercialize our current and future products and the success of such efforts;

•	the safety, efficacy and expected timing of and our ability to obtain and maintain regulatory approvals for our current products and product candidates, including the timeframe within which we may receive approval from the FDA, if at all, of our BLA resubmission for RI-002 and the labeling or nature of any such approvals, as well as our ability to maintain an acceptable compliance status to continue operations;

•	the achievement of or expected timing, progress and results of clinical development, clinical trials and potential regulatory approvals;

•	our dependence upon our third-party and related-party customers and vendors and their compliance with regulatory bodies;

•	our ability to obtain adequate quantities of FDA-approved plasma with proper specifications;

•	our plans to increase our supplies of plasma;

•	the potential indications for our product candidates;

•	potential investigational new product applications;

•	the acceptability of any of our products, including RI-002, for any purpose by physicians, patients or payers;

•	concurrence by the FDA with our conclusions and the satisfaction by us of its guidance;

•	the comparability of results of our immune globulin products to other comparably run Intravenous Immune Globulin clinical trials;

ii

•	the potential of RI-002 and BIVIGAM to provide meaningful clinical improvement for patients living with Primary Immune Deficiency Disease;

•	our ability to market and promote Nabi-HB in a highly competitive environment and to generate meaningful revenues from this product;

•	our intellectual property position and the defense thereof, including our expectations regarding the scope of patent protection with respect to RI-002 or other future pipeline product candidates;

•	our manufacturing capabilities, third-party contractor capabilities and strategy;

•	our plans relating to manufacturing, supply and other collaborative agreements;

•	our estimates regarding expenses, capital requirements and the need for additional financing;

•	possible or likely reimbursement levels for our currently marketed products and, if any, if and when RI-002 is approved for marketing;

•	estimates regarding market size, projected growth and sales of our existing products as well as our expectations of market acceptance of RI-002;

•	future economic conditions or performance; and

•	expectations for future capital requirements.

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

iii

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
ASSETS	(Unaudited)	(Note 2)
Current assets:
Cash and cash equivalents	$55,153,975	$43,107,574
Accounts receivable, net	3,797,194	3,880,154
Inventories	12,246,968	12,628,181
Prepaid expenses and other current assets	2,431,366	2,050,740
Restricted cash	—	1,500,000
Total current assets	73,629,503	63,166,649
Property and equipment, net	30,337,285	30,466,858
Intangible assets, net	4,426,881	4,849,350
Goodwill	3,529,509	3,529,509
Assets to be transferred under purchase agreement	1,295,392	1,496,410
Restricted cash	4,000,000	4,000,000
Deposits and other assets	533,422	510,057
TOTAL ASSETS	$117,751,992	$108,018,833

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,101,079	$5,920,873
Accrued expenses and other current liabilities	3,644,181	3,376,476
Current portion of deferred revenue	142,834	142,834
Current portion of capital lease obligation	28,992	—
Total current liabilities	6,917,086	9,440,183
Notes payable, net of discount	25,878,081	25,368,458
End of term liability, notes payable	2,760,000	2,760,000
Deferred revenue, net of current portion	2,475,782	2,547,199
Note payable - related party, net of discount	14,857,908	14,842,396
Obligation to transfer assets under purchase agreement	12,621,844	12,621,844
Capital lease obligation	134,323	—
Other non-current liabilities	347,898	105,996
TOTAL LIABILITIES	65,992,922	67,686,076

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock - voting, $0.0001 par value, 75,000,000 shares
authorized, 46,349,514 and 36,725,499 shares issued and outstanding	4,635	3,673
Common Stock - non-voting, $0.0001 par value, 8,591,160 shares
authorized, 0 and 8,591,160 shares issued and outstanding	—	859
Additional Paid-In Capital	235,018,201	191,022,018
Accumulated Deficit	(183,263,766)	(150,693,793)
TOTAL STOCKHOLDERS' EQUITY	51,759,070	40,332,757
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$117,751,992	$108,018,833

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

REVENUES:
Product revenue	$4,620,841	$3,363,692	$8,627,139	$5,956,855
License and other revenue	35,709	35,709	71,417	71,417
Total Revenues	4,656,550	3,399,401	8,698,556	6,028,272

OPERATING EXPENSES:
Cost of product revenue (exclusive of amortization expense shown below)	9,645,662	4,334,019	21,888,410	5,950,306
Research and development	1,472,100	1,358,409	2,753,806	2,551,136
Plasma center operating expenses	1,738,128	1,600,170	3,571,902	3,079,646
Amortization of intangibles	211,234	73,021	422,469	73,021
Selling, general and administrative	5,006,807	4,435,650	10,011,853	8,713,034

TOTAL OPERATING EXPENSES	18,073,931	11,801,269	38,648,440	20,367,143

LOSS FROM OPERATIONS	(13,417,381)	(8,401,868)	(29,949,884)	(14,338,871)

OTHER INCOME (EXPENSE):
Interest income	33,070	7,858	59,616	26,426
Interest expense	(1,359,188)	(642,485)	(2,682,340)	(1,261,013)
Other (expense) income	(4,332)	—	2,635	—
OTHER EXPENSE, NET	(1,330,450)	(634,627)	(2,620,089)	(1,234,587)

NET LOSS	$(14,747,831)	$(9,036,495)	$(32,569,973)	$(15,573,458)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.35)	$(0.55)	$(0.74)	$(1.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	42,712,168	16,427,054	44,007,409	14,666,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY
(Unaudited)

For the Six Months Ended June 30, 2018

	Common Stock				Additional
	Voting		Non-Voting		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - January 1, 2018	36,725,499	$3,673	8,591,160	$859	$191,022,018	$(150,693,793)	$40,332,757
Stock-based compensation	—	—	—	—	1,050,175	—	1,050,175
Issuance of common stock, net of offering expenses	9,623,430	962	—	—	42,945,149	—	42,946,111
Stock options exercised	585	—	—	—	—	—	—
Retirement of Non-voting common stock	—	—	(8,591,160)	(859)	859	—	—
Net loss	—	—	—	—	—	(32,569,973)	(32,569,973)
Balance - June 30, 2018	46,349,514	$4,635	—	$—	$235,018,201	$(183,263,766)	$51,759,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,569,973)	$(15,573,458)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	1,675,439	395,194
Loss on disposal of fixed assets	2,459	4,155
Stock-based compensation	1,050,175	547,240
Amortization of debt discount	525,135	374,389
Amortization of license revenue	(71,417)	(71,417)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	82,960	(1,274,246)
Inventories	381,213	66,766
Prepaid expenses and other current assets	(380,626)	(1,298,991)
Other assets	(23,365)	(475,291)
Accounts payable	(2,819,792)	1,763,025
Accrued expenses	554,885	1,384,140
Other current and non-current liabilities	250,754	(15,280)
Net cash used in operating activities	(31,342,153)	(14,173,774)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of short-term investments	—	5,390,184
Purchase of property and equipment	(1,046,375)	(96,557)
Cash acquired in acquisition transaction	—	12,500,000
Net cash (used in) provided by investing activities	(1,046,375)	17,793,627

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	—	(2,777,778)
Proceeds from issuance of common stock, net of offering expenses	42,946,111	—
Proceeds from issuance of related party note payable	—	15,000,000
Payment of debt issuance costs	—	(174,839)
Payments on capital lease obligations	(2,329)
Payments of leasehold improvement loan	(8,853)	(8,094)
Net cash provided by financing activities	42,934,929	12,039,289

Net increase in cash and cash equivalents	10,546,401	15,659,142
Cash and cash equivalents, including restricted cash - beginning of period	48,607,574	9,914,867
Cash and cash equivalents, including restricted cash - end of period	$59,153,975	$25,574,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS

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

BIVIGAM is indicated for the treatment of primary humoral immunodeficiency. FDA approval for BIVIGAM was received on December 19, 2012, and sales commenced in the first quarter of 2013. In December 2016, Biotest temporarily suspended the commercial production of BIVIGAM in order to focus on the completion of planned improvements to the manufacturing process. ADMA resumed production of BIVIGAM during the fourth quarter of 2017. The Company submitted a Prior Approval Supplement (the “PAS”) for BIVIGAM to amend the FDA-approved Biologics License Application (“BLA”) for BIVIGAM and once approved, ADMA intends to relaunch BIVIGAM in the United States. The target action date for the PAS is October 25, 2018 under the Prescription Drug User Fee Act. The BIVIGAM inventory produced in the fourth quarter of 2017 and the first quarter of 2018 has been used in connection with, and as the basis for, the prepared and submitted PAS, which was accepted for review by the FDA in July 2018. Upon approval of the PAS by the FDA, the Company intends to relaunch BIVIGAM. This relaunch is expected to take place prior to or during the first quarter of 2019. The anticipated relaunch of BIVIGAM is dependent upon the timing of certain FDA decisions, production slots available with the Company’s contract fill/finish provider as well as other commercial requirements and regulatory factors.

Prior to the closing of the Biotest Transaction, BTBU was the Company’s third-party manufacturer for RI-002. In the third quarter of 2015, the FDA accepted for review the Company’s BLA for RI-002 (the “RI-002 BLA”) for the treatment of PIDD. In July 2016, the FDA issued a Complete Response Letter (the “CRL”) to the Company for the RI-002 BLA. Although the CRL did not cite any concerns with the clinical safety or efficacy data for RI-002 submitted in the RI-002 BLA, nor did the FDA request any additional clinical studies be completed prior to FDA approval of RI-002, the CRL reaffirmed the issues set forth in the November 2014 warning letter (the “Warning Letter”) that had been issued by the FDA to Biotest related to certain compliance issues identified at the Boca Facility, and also identified certain outstanding inspection issues and deficiencies at the Boca Facility and certain of the Company’s third-party vendors, and requested documentation of corrections for a number of these issues. The FDA indicated in the CRL that it cannot grant final approval of the BLA until, among other things, these deficiencies are resolved. Upon the completion of the Biotest Transaction, ADMA gained control over the regulatory, quality, general operations and drug substance manufacturing process at the Boca Facility, and the Company’s highest priority has been the remediation of the outstanding compliance issues that were identified at the Boca Facility in the Warning Letter. The Company has been working with a consulting firm consisting of quality management systems and biologics production subject matter experts in order to improve the FDA inspection classification relative to the Warning Letter compliance issues as indicated in the CRL. Based on communication received from the FDA in July 2018, the Company has determined that the April 2018 compliance inspection of the Boca Facility has been successfully closed out, and the Company anticipates that it will be in a position to refile the RI-002 BLA in the second half of 2018. Pending FDA approval, ADMA anticipates initial commercial sales of RI-002 to occur no earlier than the first half of 2019.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2018, the Company had working capital of $66.7 million, including $55.2 million of cash and cash equivalents. Based upon the Company’s current projected revenue and expenditures, including capital expenditures and regulatory and consulting fees for the remediation of the Warning Letter and ongoing discussions with the FDA, as well as continuing implementation of the Company’s commercialization and expansion activities and certain other assumptions, the Company’s management currently believes that its cash, cash equivalents, projected revenue and accounts receivable, along with the additional $10.0 million it expects to be able to access under its senior credit facility, will be sufficient to fund ADMA’s operations, as currently conducted, into the second quarter of 2019. In order to have sufficient cash to fund its operations thereafter and to continue as a going concern, the Company will need to raise capital prior before the end of the second quarter of 2019. These estimates may change based upon how quickly the Company is able to execute on its quality management systems’ remediation plans for the ADMA BioManufacturing operations, timing of receipt of communications, determinations and feedback from the FDA regarding inspectional outcomes and remediation activities undertaken to date, commercial manufacturing ramp-up activities and the various financing options available to the Company. The Company currently has no firm commitments for additional financing, and there can be no assurances that the Company will be able to secure additional financing on terms that are acceptable to the Company, or at all. Furthermore, if the Company’s assumptions underlying its estimated expenses and revenues are incorrect, it may have to raise additional capital sooner than currently anticipated.

Due to numerous risks and uncertainties associated with ongoing remediation efforts and the research and development and potential future commercialization of its products and product candidates, the Company is unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with its development activities. The Company’s current estimates may be subject to change as circumstances regarding its business requirements evolve. The Company may decide to raise capital through public or private equity offerings or debt financings, or obtain a bank credit facility or corporate collaboration and licensing arrangements. The sale of additional equity or debt securities, if convertible, could result in dilution to the Company’s stockholders and, in such event, the value and potential future market price of its common stock may decline. The incurrence of additional indebtedness would result in increased fixed obligations and could also result in covenants that would restrict the Company’s operations or other financing alternatives. Failure to secure any necessary financing in a timely manner and on commercially reasonable terms could have a material adverse effect on the Company’s business plan and financial performance and it could be forced to delay or discontinue its product development, clinical trial or commercialization activities, delay or discontinue the approval efforts for any of the Company’s potential products or potentially cease operations. The Company has reported losses since inception in June 2004 through June 30, 2018 of $183.3 million. Management believes that the Company will continue to incur net losses and negative net cash flows from operating activities to fund its research and development and commercial programs and to meet its obligations on a timely basis through the foreseeable future. As such, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts and the classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

In June 2018, the Company completed an underwritten public offering of its common stock and received net proceeds of $42.9 million (see Note 5).

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 29, 2018. These condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X, and therefore omit or condense certain footnotes and other information normally included in consolidated interim financial statements prepared in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2018 and its results of operations for the three and six months ended June 30, 2018 and 2017 and cash flows for the six months ended June 30, 2018 and 2017.

During the three and six months ended June 30, 2018 and 2017, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying condensed consolidated statements of operations. In addition, certain prior year balances have been reclassified to conform to the current presentation. Specifically, Other current liabilities at December 31, 2017 of approximately $58,000 have been reclassified into Accrued expenses and other current liabilities in the accompanying consolidated balance sheets. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018.

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

Business combinations

The Company accounts for business combinations using the acquisition method of accounting in accordance with FASB ASC 805, Business Combinations. Identifiable assets acquired, liabilities assumed, and contingent consideration are recorded at their acquisition date fair values. Any change in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date, including changes from events after the acquisition date, is recognized in the period of the estimated fair value change. Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed as a result of the business combination. Identifiable assets with finite lives are amortized over their useful lives. Acquisition related costs are expensed as incurred.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair value of financial instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents and accounts payable, are shown at cost which approximates fair value due to the short-term nature of these instruments. The debt outstanding under the Company’s senior secured term loan (see Note 4) approximates fair value due to the variable interest rate on this debt. With respect to the related party note payable in the amount of $15.0 million as of June 30, 2018 which is held by a principal stockholder of the Company and was issued concurrent with an acquisition transaction with an affiliate of such stockholder (see Note 4), the Company has concluded that an estimation of fair value for this note is not practicable.

Accounts receivable

Accounts receivable are reported at realizable value, net of allowances for contractual credits and doubtful accounts, which are recognized in the period the related revenue is recorded. At June 30, 2018, three customers accounted for an aggregate of 90% of the Company’s total accounts receivable, and at December 31, 2017, two customers accounted for approximately 79% of the Company’s total accounts receivable.

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

Although the Company expects that the BIVIGAM inventory produced during 2017 and 2018 will ultimately be available for commercial sale, due to uncertainties at the time of production surrounding the timing and outcome of any FDA determinations concerning the Warning Letter and the PAS that must be filed with and approved by the FDA prior to this inventory being available for commercial sale, all costs related to the production of BIVIGAM during the six months ended June 30, 2018 in the amount of $1.1 million have been charged to cost of product revenue in the accompanying consolidated statement of operations. In addition, the costs related to the manufacture of conformance lots of RI-002 during the six months ended June 30, 2018 in the amount of $2.8 million were also charged to cost of product revenue.

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired by the Company. Goodwill at June 30, 2018 and December 31, 2017 was $3.5 million. All of the Company’s goodwill is attributable to its ADMA BioManufacturing business segment.

Goodwill is not amortized, but is assessed for impairment on an annual basis or more frequently if impairment indicators exist. The Company has the option to perform a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill and other intangible assets. If the Company concludes that this is the case, then it must perform a goodwill impairment test by comparing the fair value of the reporting unit to its carrying value. An impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The Company performs its annual goodwill impairment test as of October 1 of each year.

Impairment of long-lived assets

The Company assesses the recoverability of its long-lived assets, which include property and equipment and definite-lived intangible assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the three and six months ended June 30, 2018 and 2017, the Company determined that there was no impairment of its long-lived assets.

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

For the six months ended June 30, 2018, three customers represented an aggregate of 90% of the Company’s consolidated revenues, with BPC representing 55% of the Company’s consolidated revenues and the other two customers representing an aggregate of 35% of the Company’s consolidated revenues. For the six months ended June 30, 2017, sales to BPC represented 75% of the Company’s consolidated revenues, and another customer represented 15% of the Company’s consolidated revenues.

Cost of product revenue

Cost of product revenue includes expenses related to process development as well as scientific and technical operations when these operations are attributable to marketed products. When the activities of these operations are attributable to new products in development, the expenses are classified as research and development expenses.

Expenses associated with remediating the issues identified in the Warning Letter for the three and six months ended June 30, 2018 were approximately $0.5 million and $1.3 million, respectively, and are reflected in cost of product revenue in the accompanying consolidated statements of operations. For the three and six months ended June 30, 2017, these expenses totaled $0.5 million. In addition, for the six months ended June 30, 2018, all operating expenses associated with the Boca Facility, other than the Nabi-HB production that was capitalized into inventory, have been expensed as incurred.

Loss per common share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. For purposes of computing basic and diluted loss per common share, the non-voting class of common stock (see Notes 3 and 5) is included in the common stock outstanding as the characteristics of the non-voting class are substantially the same as the voting class of common stock.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Diluted loss per common share is calculated by dividing net loss attributable to common stockholders, as adjusted for the effect of dilutive securities, if any, by the weighted average number of shares of common stock and dilutive common stock outstanding during the period. Potentially dilutive common stock includes the shares of common stock issuable upon the exercise of outstanding stock options and warrants, using the treasury stock method. Potentially dilutive common stock is excluded from the diluted loss per common share computation to the extent that it would be anti-dilutive. As a result, no potentially dilutive securities are included in the computation of any of the accompanying diluted loss per share amounts as the Company reported a net loss for all periods presented. For the six months ended June 30, 2018 and 2017, the following securities were excluded from the calculation of diluted loss per common share because of their anti-dilutive effects:

	For the Six Months Ended June 30,
	2018	2017
Stock options	4,251,465	3,321,260
Warrants	528,160	188,859
	4,779,625	3,510,119

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

During the three and six months ended June 30, 2018, the Company granted options to purchase an aggregate of 134,200 and 982,900 shares of common stock, respectively, to its directors and employees, and during the six months ended June 30, 2018, the Company granted options to purchase 20,000 shares of common stock to a third party service provider. During the three and six months ended June 30, 2017, the Company granted options to purchase an aggregate of 1,674,595 and 1,856,595 shares of common stock, respectively, to its directors and employees.

Income Taxes

The accounting and reporting requirements with respect to accounting for income taxes require an asset and liability approach. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2018 and December 31, 2017. The Company is subject to income tax examinations by major taxing authorities for all tax years since 2013 and its tax returns may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. No interest expense or penalties have been recognized as of June 30, 2018 and December 31, 2017. During the three months and six months ended June 30, 2018 and 2017, the Company recognized no adjustments for uncertain tax positions.

Recent Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-09, Modification Accounting for Share-Based Payment Arrangements, which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718, Compensation – Stock Compensation. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. Adoption of this new guidance in 2018 did not have a material impact on the Company’s condensed consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. ASU 2016-02 requires modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact the standard may have on its condensed consolidated financial statements and related disclosures.

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

ADMA adopted the new revenue recognition standard and related updates effective January 1, 2018, using the modified retrospective method of adoption. Adoption of the new revenue recognition guidance did not have a material impact on the Company’s consolidated financial statements.

3.	ACQUISITION

On June 6, 2017, ADMA completed the acquisition of the Biotest Assets from BPC. As a result of this transaction, the Company acquired Nabi-HB, BIVIGAM, the Boca Facility and certain other assets of BTBU. The acquisition of the Biotest Assets expanded the Company’s product offering with two FDA-approved products while providing direct control over the manufacturing and regulatory processes impacting the Company’s RI-002 product candidate, including remediation of the Warning Letter as well as certain other remediation items affecting the Boca Facility. Pursuant to the acquisition, the Company issued to Biotest 4,295,580 voting shares of its common stock and 8,591,160 shares of non-voting common stock (the “NV Biotest Shares”). The Company will also transfer ownership of two of its plasma centers to Biotest on January 1, 2019 as additional consideration, which are reflected as non-current assets in the accompanying consolidated balance sheets at June 30, 2018 and December 31, 2017 in the amount of $1.3 million and $1.5 million, respectively.

As a result of the foregoing transaction, BPC became a principal stockholder and Biotest became a related party of the Company (see Note 9). Therefore, all transactions with Biotest subsequent to June 6, 2017, including product and license revenues attributable to Biotest (see Note 2), are related party transactions. The results from BTBU’s operations are included in the Company’s consolidated financial statements from the date of acquisition.

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

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Revenues:
As reported	$3,399,401	$6,028,272
Pro forma	$10,569,393	$24,292,042

Net loss
As reported	$(9,036,495)	$(15,573,458)
Pro forma	$(12,751,262)	$(24,826,749)

Basic and diluted net loss per share:
As reported	$(0.55)	$(1.06)
Pro forma	$(0.49)	$(0.96)

On May 14, 2018, the Company, ADMA BioManufacturing and ADMA BioCenters entered into a Share Transfer, Amendment and Release Agreement with BPC, Biotest AG, Biotest US Corporation and The Biotest Divestiture Trust (the “Biotest Trust”) (the “Biotest Transfer Agreement”) whereby BPC transferred to the Company, for no cash consideration, the NV Biotest Shares. Immediately upon transfer of the NV Biotest Shares to the Company, the shares were retired and are no longer available for issuance. The retired NV Biotest Shares comprised approximately 19% of the total outstanding common stock of the Company as of May 14, 2018. In exchange for the transfer and retirement of the NV Biotest Shares, the Company (i) granted Biotest and its successors and assigns a release from all potential past, present and future indemnity claims arising under the Master Purchase and Sale Agreement, dated as of January 21, 2017, and (ii) relinquished its rights to, under certain circumstances, repurchase the two FDA-approved plasma collection centers required to be transferred to BPC on January 1, 2019. In addition, pursuant to the Biotest Transfer Agreement, BPC waived and terminated its rights to name a director and an observer to the Company’s Board of Directors (the “Board”). As BPC has made public statements regarding the U.S. Government required divestiture of all of BPC’s U.S. assets in connection with the sale of Biotest AG to CREAT Group Corporation, pursuant to the Biotest Transfer Agreement BPC transferred its remaining 10,109,534 shares of the Company’s common stock to the Biotest Trust on July 24, 2018, and the Biotest Trust has agreed to be bound by all obligations of and will have all of the remaining rights of BPC under that certain (i) Stockholders Agreement dated as of June 6, 2017, by and between the Company and BPC, as amended by the Biotest Transfer Agreement, and (ii) Registration Rights Agreement, dated as of June 6, 2017, by and between the Company and BPC, as amended by the Biotest Transfer Agreement. Furthermore, subject to the terms contained in the Biotest Transfer Agreement, for a 90-day period following BPC’s transfer of the remaining shares of ADMA common stock to the Biotest Trust, the Biotest Trust granted the Company a right of first negotiation for the purchase of the remaining shares of common stock held by the Biotest Trust.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	DEBT

Senior Notes Payable

A summary of outstanding senior notes payable is as follows:

	June 30, 2018	December 31, 2017

Notes payable:	$30,000,000	$30,000,000
Less:
Debt discount	(4,121,919)	(4,631,542)
Senior notes payable	$25,878,081	$25,368,458

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

Borrowings under the Credit Agreement bear interest at a rate per annum equal to LIBOR plus 9.50% with a 1% LIBOR floor; provided, however, that in the event that the Company achieves sales of not less than $61.7 million for the 2018 calendar year and the Tranche Two Loan has been funded, then the interest rate on the borrowings under the Credit Agreement will decrease to LIBOR plus 7.75% with a 1% LIBOR floor. During an Event of Default under the Credit Agreement, the outstanding amount of indebtedness under the Credit Agreement will bear interest at a rate per annum equal to the interest rate then applicable to the borrowings under the Credit Agreement plus 5% per annum. Quarterly cash interest payments are due the first business day of each March, June, September and December, beginning on December 1, 2017. During the six months ended June 30, 2018, the interest rate on the Tranche One Note ranged from 10.99% to 11.81%.

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Credit Agreement also required the establishment of a debt service reserve account, and the Company is required to maintain a certain minimum level of liquidity at all times. Liquidity is defined in the Credit Agreement as cash held in the debt service reserve account and any other deposit account subject to a control agreement with the Administrative Agent, and the required liquidity amount is reflected as restricted cash in the accompanying consolidated balance sheets as of June 30, 2018 and December 31, 2017. The minimum liquidity requirement was $4.0 million and $5.5 million as of June 30, 2018 and December 31, 2017, respectively. On May 31, 2018, the Credit Agreement was amended to reduce the minimum liquidity requirement to $5.25 million, and $250,000 was released from the debt service reserve account to the Company on June 25, 2018. On June 26, 2018, the Lender and the Administrative Agent acknowledged that the Company had met the requirements regarding its leased properties as set forth in Credit Agreement, and an additional $1.25 million was released from the debt service reserve account to the Company.

The Credit Agreement also contains customary Events of Default which include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material contracts and events constituting a change of control. The occurrence of an Event of Default could result in, among other things, the termination of commitments under the Credit Facility and the declaration that all outstanding Loans are immediately due and payable in whole or in part. At June 30, 2018 and December 31, 2017, the Company was in compliance with all of the covenants contained in its senior lending agreements.

Related Party Note Payable

A summary of the outstanding related party note payable is as follows:

	June 30, 2018	December 31, 2017
Biotest - Gross proceeds	$15,000,000	$15,000,000
Less:
Debt discount	(142,092)	(157,304)
Note payable - related party	$14,857,908	$14,842,696

In connection with the acquisition of the Biotest Assets (see Note 3), ADMA BioManufacturing issued a subordinated note payable to Biotest and in connection therewith received cash proceeds of $15.0 million. The note bears interest at a rate of 6.0% per annum and matures on June 6, 2022. The Company is obligated to make semi-annual interest payments, with all principal and unpaid interest due at maturity. The note is subordinate to all amounts outstanding under the Credit Agreement. In the event of default, all principal and unpaid interest is due on demand. The subordinated note also contains several non-financial covenants with which the Company was in compliance as of June 30, 2018.

5.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is currently authorized to issue up to 10 million shares of preferred stock, $0.0001, par value per share. There were no shares of preferred stock outstanding at June 30, 2018 and December 31, 2017.

Common Stock

As of June 30, 2018 and December 31, 2017, the Company was authorized to issue 75,000,000 shares of its common stock, and 46,349,514 and 36,725,499 shares of common stock, respectively, were outstanding. After giving effect to shares reserved for the issuance of warrants and stock options, as of June 30, 2018, 23,870,861 shares of common stock were available for issuance.

On May 14, 2018, pursuant to the Biotest Transfer Agreement, all 8,591,160 shares of the Company’s non-voting common stock (see Note 3) were transferred from Biotest to the Company and the shares were immediately retired and are no longer available for issuance.

In June 2018, the Company completed an underwritten public offering of 9,623,430 shares of common stock for gross proceeds of $46.0 million. The Company received net proceeds from this offering, after underwriters’ commissions and other offering expenses, of $42.9 million. The net proceeds will be used for (i) for continued remediation and ongoing improvement and enhancements at the Boca Facility, (ii) to submit the PAS for, and relaunch of, BIVIGAM, (iii) to resubmit the RI-002 BLA, (iv) expenses associated with obtaining with FDA approval of ADMA’s third plasma collection facility, and (v) for general corporate purposes and other capital expenditures.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Equity Incentive Plan

The fair value of stock options granted under the Company’s 2007 Employee Stock Option Plan (the “2007 Plan”) and the ADMA Biologics, Inc. 2014 Omnibus Incentive Compensation Plan, as amended and restated (the “2014 Plan”), was determined on the date of grant using the Black-Scholes option valuation model. The Black-Scholes model was developed for use in estimating the fair value of publicly traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of certain subjective assumptions including the expected stock price volatility. The stock options granted to employees and directors have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. The following assumptions were used to determine the fair value of options granted during the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017

Expected term	5.8 - 6.3 years	5.8 - 6.3 years
Volatility	54-57%	51-64%
Dividend yield	0.0	0.0
Risk-free interest rate	2.40-2.59%	1.77-2.29%

The weighted average remaining contractual life of stock options outstanding and expected to vest at June 30, 2018 is 7.9 years. The weighted average remaining contractual life of stock options exercisable at June 30, 2018 is 6.2 years.

A summary of the Company’s option activity under the 2007 Plan and 2014 Plan and related information is as follows:

	Six Months Ended
	June 30, 2018
	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	3,276,043	$5.52
Forfeited	(23,185)	$4.24
Expired	(2,334)	$2.68
Granted	1,002,900	$3.87
Exercised	(1,959)	$2.68
Outstanding at end of period and expected to vest	4,251,465	$5.14

Options exercisable	1,842,738	$6.76

During the six months ended June 30, 2018, an aggregate of 1,959 option shares were exercised in cashless exercise transactions resulting in the issuance of an aggregate of 585 shares of common stock. Stock-based compensation expense for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Research and development	$83,339	$68,434	$161,644	$121,417
Plasma centers	7,760	13,196	14,846	25,947
Selling, general and administrative	406,193	223,973	801,050	394,116
Cost of product revenue	38,099	5,760	72,635	5,760
Total stock-based compensation expense	$535,391	$311,363	$1,050,175	$547,240

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2018, the Company had $5.1 million of unrecognized compensation expense related to options granted under the Company’s equity incentive plans, which is expected to be recognized over a weighted-average period of 2.8 years.

6.	INVENTORIES

The following table provides the components of inventories:

	June 30, 2018	December 31, 2017

Raw materials	$8,529,351	$10,395,433
Work-in-progress	1,112,184	1,265,339
Finished goods	2,605,433	967,409
Total inventories	$12,246,968	$12,628,181

Inventories are stated at the lower of cost or net realizable value with cost being determined on the first-in, first-out method. Finished goods inventories as of June 30, 2018 is comprised of Nabi-HB, a portion of which is recorded at fair value as part of the purchase price allocation of the Biotest Assets acquired. Raw materials includes materials expected to be used in the production of Nabi-HB, BIVIGAM and RI-002. All other activities and materials associated with the production of inventories used in research and development activities are expensed as incurred.

7.	INTANGIBLE ASSETS

Intangible assets at June 30, 2018 and December 31, 2017 consist of the following:

	June 30, 2018			December 31, 2017
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Trademark and other intangible rights related to Nabi-HB	$4,100,046	$634,531	$3,465,515	$4,100,046	$341,670	$3,758,376
Rights to intermediates	907,421	140,434	766,987	907,421	75,618	831,803
Customer contract	1,076,557	882,178	194,379	1,076,557	817,386	259,171
	$6,084,024	$1,657,143	$4,426,881	$6,084,024	$1,234,674	$4,849,350

All of the Company’s intangible assets were acquired in the Biotest Transaction. Amortization expense related to these intangible assets for the three and six months ended June 30, 2018 was $0.2 million and $0.4 million, respectively. Amortization expense for the three and six months ended June 30, 2017 was $0.1 million. Estimated aggregate future aggregate amortization expense for the next five years is expected to be as follows:

Remainder of 2018	$422,469
2019	844,938
2020	715,352
2021	715,352
2022	715,352

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and related accumulated depreciation are summarized as follows:

	June 30, 2018	December 31, 2017
Manufacturing and laboratory equipment	$7,258,395	$7,148,405
Office equipment and computer software	1,557,723	1,086,756
Furniture and fixtures	1,136,623	1,136,623
Construction in process	1,072,099	738,093
Leasehold improvements	1,650,029	1,642,903
Land	4,339,441	4,339,441
Buildings	15,660,559	15,660,559
	32,674,869	31,752,780
Less: Accumulated depreciation	(2,337,584)	(1,285,922)
	$30,337,285	$30,466,858

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

The Company recorded depreciation expense on property and equipment for the three and six months ended June 30, 2018 of $0.6 million and $1.3 million, respectively, which includes $0.1 million and $0.2 million, respectively, of depreciation expense on the plasma assets to be transferred (see Note 3). Depreciation expense for the three and six months ended June 30, 2017 was $0.1 million and $0.3 million, respectively.

9.	RELATED PARTY TRANSACTIONS

The Company leases an office building and equipment from Areth, LLC (“Areth”) pursuant to a shared services agreement on a month-to-month basis. Monthly rent on this facility is $10,000. Rent expense under this agreement for the three and six months ended June 30, 2018 was $30,000 and $60,000, respectively. Rent expense for the three and six months ended June 30, 2017 was $48,000 and $96,000, respectively. Areth is a company controlled by Dr. Jerrold B. Grossman, the Company’s Vice Chairman of the Board, and Adam Grossman, the Company’s President and Chief Executive Officer.

As part of the Biotest Transaction, the Company issued a $15.0 million subordinated note payable to Biotest (see Note 4), and recognized interest expense on this note for the three and six months ended June 30, 2018 in the amount of $0.2 and $0.5 million, respectively. Interest expense on this note for the three and six months ended June 30, 2017 was $0.1 million.

For the three and six months ended June 30, 2018, and for the three and six months ended June 30, 2017, the Company recognized revenues under its out-licensing agreements with Biotest of approximately $36,000 and $71,000, respectively. Deferred revenue of $2.6 million and $2.7 million as of June 30, 2018 and December 31, 2017, respectively, is related to these agreements.

Biotest is the Company’s largest customer for the sale of normal source plasma. Plasma sales to Biotest for the three and six months ended June 30, 2018 and 2017 were $2.5 million and $4.8 million, respectively. For the three and six months ended June 30, 2017, plasma sales to Biotest were $2.4 million and $4.5 million, respectively. Accounts receivable includes $1.0 million and $1.2 million due from Biotest as of June 30, 2018 and December 31, 2017, respectively. Additionally, Biotest is a supplier of plasma to ADMA. For the three and six months ended June 30, 2018, the Company purchased $0.6 million and $0.8 million, respectively, of plasma from Biotest. Plasma purchases from Biotest for the three and six months ended June 30, 2017 were $0.1 million and $0.3 million, respectively. Included in accounts payable is $0.3 million and $0.1 million due to Biotest as of June 30, 2018 and December 31, 2017, respectively. The following table summarizes the related party balances with Biotest:

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Sale and purchase of plasma
Product revenue	$2,473,777	$2,362,059	$4,802,068	$4,454,274
Purchases	639,771	141,754	834,789	324,140

License revenue	35,709	35,709	71,417	71,417

Interest expense	225,000	60,000	450,000	60,000

	June 30,	December 31,
	2018	2017
Accounts receivable	$1,045,388	$1,245,677
Accounts payable	297,490	139,939
Accrued expenses	225,286	314,820
Note payable, net of discount	14,857,908	14,842,396
Accrued interest	62,500	65,000
Deferred revenue	2,618,616	2,690,033

In connection with the acquisition of the Biotest Assets, the Company entered into a Transition Services Agreement with BPC pursuant to which each of the Company and BPC agreed to provide transition services to the other party, including services related to finance, human resources, information technologies, leasing of equipment and clinical and regulatory services for a period of up to 24 months after the June 6, 2017 closing date, as well as agreements to lease certain laboratory space within the Boca Facility to BPC for a period of up to 24 months after the closing date of the acquisition transaction. As of June 30, 2018 and December 31, 2017, $0.2 million and $0.3 million, respectively, was payable by the Company to BPC for services rendered and expenses incurred on behalf of the Company related to these agreements. This amount is reflected in accrued expenses in the accompanying consolidated balance sheets.  The services component of amounts billed to the Company by BPC for the three months and six months ended June 30, 2018 was not material to the Company’s consolidated financial statements.

Under the terms of the acquisition of the Biotest Assets, the Company will transfer ownership of two plasma collection centers to BPC on January 1, 2019. The Company has estimated the fair value of these assets to be $12.6 million, and the obligation to transfer these assets to Biotest is reflected in non-current liabilities in the accompanying consolidated balance sheet as of June 30, 2018 and December 31, 2017.

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

Other commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of June 30, 2018. The Company does not anticipate recognizing any significant losses relating to these arrangements.

11.	SEGMENTS

The Company is engaged in the manufacture, marketing and development of specialty plasma-derived biologics. The Company’s operating segments reflect the consummation of the Biotest Transaction on June 6, 2017 (see Notes 1 and 3), and the nature of its operations subsequent to the close of the transaction. The Company’s ADMA BioManufacturing segment reflects the Company’s immune globulin manufacturing and development operations in Boca Raton, FL, acquired on June 6, 2017 (see Note 3). The Plasma Collection Centers segment consists of two FDA-licensed source plasma collection facilities located in Georgia, as well as a third collection center which opened in December 2017 and for which an FDA license is pending. The Corporate segment includes general and administrative overhead expenses. The Company defines its segments as those business units whose operating results are regularly reviewed by the chief operating decision maker (“CODM”) to analyze performance and allocate resources. The Company’s CODM is its President and Chief Executive Officer. Summarized financial information concerning reportable segments is shown in the following tables:

Three Months Ended June 30, 2018
	ADMA BioManufacturing	Plasma Collection Centers	Corporate	Consolidated

Revenues	$2,144,724	$2,476,117	$35,709	$4,656,550

Cost of product revenue	7,965,681	1,679,981	—	9,645,662

Loss from operations	(9,918,243)	(941,993)	(2,557,145)	(13,417,381)

Interest and other expense, net	(237,161)	(436)	(1,092,853)	(1,330,450)

Net loss	(10,155,404)	(942,429)	(3,649,998)	(14,747,831)

Total assets	54,297,915	5,438,645	58,015,432	117,751,992

Depreciation and amortization expense	639,300	200,598	6,001	845,899

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2018
	ADMA BioManufacturing	Plasma Collection Centers	Corporate	Consolidated

Revenues	$3,810,967	$4,816,172	$71,417	$8,698,556

Cost of product revenue	18,663,323	3,225,087	—	21,888,410

Loss from operations	(22,642,709)	(1,980,817)	(5,326,358)	(29,949,884)

Interest and other expense, net	(477,214)	(871)	(2,142,004)	(2,620,089)

Net loss	(23,119,923)	(1,981,688)	(7,468,362)	(32,569,973)

Capital expenditures	591,665	454,710	—	1,046,375

Depreciation and amortization expense	1,271,131	389,512	14,796	1,675,439

Three Months Ended June 30, 2017
	ADMA BioManufacturing	Plasma Collection Centers	Corporate	Consolidated

Revenues	$539,223	$2,824,469	$35,709	$3,399,401

Cost of product revenue	2,498,856	1,835,163	—	4,334,019

Loss from operations	(3,118,300)	(610,864)	(4,672,704)	(8,401,868)

Interest and other expense, net	(61,987)	—	(572,640)	(634,627)

Net loss	(3,180,287)	(610,864)	(5,245,344)	(9,036,495)

Total assets	65,913,839	2,101,977	16,623,437	84,639,253

Depreciation and amortization expense	158,398	103,703	15,031	277,132

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2017
	ADMA BioManufacturing	Plasma Collection Centers	Corporate	Consolidated

Revenues	$539,223	$5,417,632	$71,417	$6,028,272

Cost of product revenue	2,498,856	3,451,450	—	5,950,306

Loss from operations	(3,118,300)	(1,113,464)	(10,107,107)	(14,338,871)

Interest and other expense, net	(61,987)	—	(1,172,600)	(1,234,587)

Net loss	(3,180,287)	(1,113,464)	(11,279,707)	(15,573,458)

Depreciation and amortization expense	158,398	207,343	29,453	395,194

Capital expenditures	—	81,294	15,263	96,557

12.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information for the six months ended June 30, 2018 and 2017 is as follows:

	2018	2017
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,145,005	$833,515
Noncash Financing and Investing Activities:
Equipment acquired reflected in accounts payable and accrued liabilities	$183,233	$—
Equipment acquired through capital lease	$165,644	$—
Equipment acquired through related party payable	$—	$344,610
Assets acquired through the issuance of common stock and liabilities assumed	$—	$60,161,629

13.	SUBSEQUENT EVENTS

On July 20, 2018, in connection with the U.S. Government required divestiture of all of BPC’s U.S. assets in connection with the sale of Biotest AG to CREAT Group Corporation, Biotest AG, BPC, ADMA BioManufacturing and the Company entered into an Assignment and Assumption Agreement whereby BPC transferred to Biotest AG all of its obligations, rights, title and interest in the subordinated loan agreement, dated as of June 6, 2017, between BPC and the Company, under which the Company borrowed $15.0 million from BPC (see Note 4).

On July 24, 2018, pursuant to the Biotest Transfer Agreement (see Note 3) and an Assignment and Assumption Agreement, by and among Biotest AG, BPC and the Biotest Trust, BPC transferred its remaining 10,109,534 shares of the Company’s common stock to the Biotest Trust. In connection with this transfer, the Biotest Trust agreed to be bound by all obligations of, and will have all of the remaining rights of BPC under, that certain: (i) Stockholders Agreement, dated as of June 6, 2017, by and between the Company and BPC, as amended by the Biotest Transfer Agreement; and (ii) Registration Rights Agreement, dated as of June 6, 2017, by and between the Company and BPC, as amended by the Biotest Transfer Agreement. Like BPC, the Biotest Trust will be subject to compliance with U.S. securities laws by virtue of ownership of the Company’s common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion, which refers to our historical results, should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q, including “Risk Factors” and our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 29, 2018 (the “2017 10-K”). The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout or referenced within this Quarterly Report on Form 10-Q. See “Special Note Regarding Forward-Looking Statements.” Our actual results may differ materially.

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

On May 14, 2018, we, ADMA BioManufacturing and ADMA BioCenters entered into a Share Transfer, Amendment and Release Agreement with BPC, Biotest AG, Biotest US Corporation and The Biotest Divestiture Trust (the “Biotest Trust”) (the “Biotest Transfer Agreement”) whereby BPC transferred to us, for no cash consideration, 8,591,160 shares of our non-voting common stock previously issued to BPC in connection with the Biotest Transaction and representing 100% of our issued and outstanding non-voting common stock (the “NV Biotest Shares”). Immediately upon transfer of the NV Biotest Shares to us, the shares were retired and are no longer available for issuance. The retired NV Biotest Shares comprised approximately 19% of our total outstanding common stock as of May 14, 2018. In exchange for the transfer and retirement of the NV Biotest Shares, we have (i) granted Biotest and its successors and assigns a release from all potential past, present and future indemnity claims arising under that certain Master Purchase and Sale Agreement, dated as of January 21, 2017 (as amended, restated, supplemented or otherwise modified from time to time, the “Purchase Agreement”), with BPC, and for certain limited purposes set forth in the Purchase Agreement, Biotest AG and Biotest US (together with Biotest AG, the “Biotest Guarantors”), and (ii) relinquished our rights to repurchase our two FDA-approved plasma collection centers required to be transferred to BPC on January 1, 2019. In addition, pursuant to the Biotest Transfer Agreement, BPC waived and terminated its rights to name a director and an observer to our Board of Directors (the “Board”). As BPC has made public statements regarding the U.S. Government required divestiture of all of BPC’s U.S. assets in connection with the sale of Biotest AG to CREAT Group Corporation, pursuant to the Biotest Transfer Agreement BPC, on July 24, 2018 BPC transferred its remaining 10,109,534 shares of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), to the Biotest Trust, and the Biotest Trust has agreed to be bound by all obligations of and will have all of the remaining rights of BPC under that certain (i) Stockholders Agreement dated as of June 6, 2017, by and between us and BPC, as amended by the Biotest Transfer Agreement, and (ii) Registration Rights Agreement, dated as of June 6, 2017, by and between us and BPC, as amended by the Biotest Transfer Agreement. Furthermore, subject to the terms contained in the Biotest Transfer Agreement, for a 90-day period following the date of the transfer of the remaining ADMA shares to the Biotest Trust, the Biotest Trust has granted us a right of first negotiation for the purchase of the remaining shares of Common Stock held by the Biotest Trust.

Our Marketed Products

Nabi-HB

Nabi-HB is a hyperimmune globulin that is rich in antibodies to the Hepatitis B virus. Nabi-HB is a purified human polyclonal antibody product collected from plasma donors who have been previously vaccinated with a Hepatitis B vaccine. Nabi-HB is indicated for the treatment of acute exposure to blood containing HBsAg, prenatal exposure to infants born to HBsAg-positive mothers, sexual exposure to HBsAg-positive persons and household exposure to persons with acute Hepatitis B virus infection. Hepatitis B is a potentially life-threatening liver infection caused by the Hepatitis B virus. It is a major global health problem. It can cause chronic infection and puts people at high risk of death from cirrhosis and liver cancer. Nabi-HB has a well-documented record of long-term safety and effectiveness since its initial market introduction. FDA approval for Nabi-HB was received on March 24, 1999. Biotest acquired Nabi-HB from Nabi Biopharmaceuticals in 2007. Under our leadership, production of Nabi-HB at the Boca Facility resumed during the third quarter of 2017. Subsequent to the end of 2017, we received authorization from the FDA for the release of our first commercial lot of Nabi-HB and also resumed commercial sales in the United States during the first quarter of 2018.

BIVIGAM

BIVIGAM is an intravenous immune globulin indicated for the treatment of primary humoral immunodeficiency. This includes, but is not limited to, agammaglobulinemia, common variable immunodeficiency, Wiskott-Aldrich syndrome and severe combined immunodeficiency. These primary immunodeficiencies (“PIs”) are a group of genetic disorders. Initially thought to be very rare, it is now believed that as many as one in every 1,200-2,000 people has some form of PI. BIVIGAM contains a broad range of antibodies similar to those found in normal human plasma. These antibodies are directed against bacteria and viruses, and help to protect PI patients against serious infections. BIVIGAM is a purified, sterile, ready-to-use preparation of concentrated Immunoglobulin G (“IgG”) antibodies. Antibodies are proteins in the human immune system that work to defend against disease. FDA approval for BIVIGAM was received on December 19, 2012, and sales commenced in the first quarter of 2013. In December 2016, BPC temporarily suspended the commercial production of BIVIGAM in order to focus on the completion of planned improvements to the manufacturing process. We resumed production of BIVIGAM utilizing our optimized intravenous immunoglobulin (“IVIG”) manufacturing process with two conformance lots in the fourth quarter of 2017 and a third conformance lot in the first quarter of 2018. We filed a Prior Approval Supplement (the “PAS”) with the FDA during the first half of 2018 to include the ADMA optimization improvements for BIVIGAM, and the PAS was acknowledged for receipt by the FDA in July 2018, with a target action date of October 25, 2018 under the Prescription Drug User Fee Act. The BIVIGAM inventory produced in the fourth quarter of 2017 and the first quarter of 2018 has been used in connection with, and as the basis for, the prepared and submitted PAS, which was accepted for review by the FDA in July 2018. Upon FDA approval of the PAS, we anticipate being in a position to relaunch BIVIGAM prior to or during the first quarter of 2019, at which time we believe the conformance lots currently in inventory can be labeled and will be available for commercial sale. The anticipated relaunch of BIVIGAM is dependent upon the timing of certain FDA decisions, production slots available with our contract fill/finish provider as well as other commercial requirements and regulatory factors.

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

Prior to the closing of the Biotest Transaction, BTBU was our third-party manufacturer for RI-002. In the third quarter of 2015, the FDA accepted for review our Biologics License Application (“BLA”) for RI-002 (the “RI-002 BLA”) for the treatment of PIDD. In July 2016, the FDA issued a Complete Response Letter (the “CRL”), which reaffirmed the issues set forth in the November 2014 Warning Letter that had been issued by the FDA to Biotest related to certain issues identified at the Boca Facility (the “Warning Letter”), but did not cite any concerns with the clinical safety or efficacy data for RI-002 submitted in our RI-002 BLA, nor did the FDA request any additional clinical studies be completed prior to FDA approval of RI-002. The FDA identified in the CRL, among other things, certain outstanding inspection issues and deficiencies related to Chemistry, Manufacturing and Controls and Good Manufacturing Practices at the Boca Facility and at certain of our third-party vendors, and requested documentation of corrections for a number of these issues. The FDA indicated in the CRL that it cannot grant final approval of our RI-002 BLA until, among other things, these deficiencies are resolved. Upon the completion of the Biotest Transaction, we gained control over the regulatory, quality, general operations and drug substance manufacturing process and our highest priority has been to remediate the outstanding compliance issues that were identified at the Boca Facility in the Warning Letter. We have been working with a consulting firm consisting of quality management systems and biologics production subject matter experts in order to improve the FDA inspection classification relative to the Warning Letter compliance issues as indicated in the CRL. Based on official communication received in an Establishment Inspection Report from the FDA in July 2018, we have determined that the April 2018 compliance inspection of the Boca Facility has been successfully closed out, and we anticipate that we will be in a position to respond to the CRL and resubmit the RI-002 BLA in the second half of 2018. During the first quarter of 2018, we produced three RI-002 conformance lots using the optimized IVIG manufacturing process. Upon FDA approval of the RI-002 BLA, we anticipate that the RI-002 conformance batches currently in inventory will be available for commercial sale no earlier than the first half of 2019.

Plasma Collection Facilities

ADMA BioCenters, our wholly-owned subsidiary, currently operates three source plasma collection facilities located in the United States, two of which are FDA-licensed, GHA and KMFDS-certified. Our third collection center is currently under development and we submitted a BLA seeking FDA licensure in December 2017. We anticipate receiving FDA licensure of our third collection center in the fourth quarter of 2018.

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

Revenue Recognition

Revenues for the three and six months ended June 30, 2018 are comprised of (i) revenues from Nabi-HB, (ii) product revenues from the sale of human plasma collected from our plasma collection centers segment; and (iii) license and other revenues primarily attributable to the out-licensing of RI-002 to Biotest to market and sell this product in Europe and selected countries in North Africa and the Middle East. Biotest has provided us with certain services and financial payments in accordance with the related Biotest license agreement and is obligated to pay us certain amounts in the future if certain milestones are achieved. Deferred revenue is amortized into income for a period of approximately 22 years, the term of the Biotest license agreement.

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

For the six months ended June 30, 2018, three customers represented an aggregate of 90% of the Company’s consolidated revenues, with BPC representing 55% of the Company’s consolidated revenues, Amerisource Bergen representing 21% of the Company’s consolidated revenues and McKesson Corporation representing 14% of the Company’s consolidated revenues. For the six months ended June 30, 2017, sales to BPC represented 75% of the Company’s consolidated revenues, and sales to SK Plasma Co., Ltd. represented 15% of the Company’s consolidated revenues.

Accounts Receivable

Accounts receivable are reported at realizable value, net of allowances for contractual credits and doubtful accounts, which are recognized in the period the related revenue is recorded. At June 30, 2018, four customers represented an aggregate of 90% of our total accounts receivable, with Amerisource Bergen, BPC, Sanofi Pasteur S.A. (“Sanofi”), and McKesson Corporation representing approximately 30%, 25%, 24% and 11%, respectively, of our consolidated accounts receivable. At December 31, 2017, Sanofi and BPC represented 48% and 30%, respectively, of our total accounts receivable.

Cost of Product Revenue

Cost of product revenue includes expenses related to process development as well as scientific and technical operations when these operations are attributable to marketed products. When the activities of these operations are attributable to new products in development, the expenses are classified as research and development expenses. Expenses associated with remediating the issues identified in the Warning Letter for the three and six months ended June 30, 2018 of approximately $0.5 million and $1.3 million, respectively, are expensed as incurred and are reflected in cost of product revenue. In addition, for the six months June 30, 2018, all operating expenses associated with the Boca Facility, other than the limited Nabi-HB production that was capitalized into inventory, have been expensed as incurred since the date of the Biotest Transaction.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the grantee’s requisite vesting period on a straight-line basis. For the purpose of valuing stock options granted to our employees, directors and officers, we use the Black-Scholes option pricing model. During the three and six months ended June 30, 2018, we granted options to purchase an aggregate of 134,200 and 982,900 shares of Common Stock, respectively, to our directors and employees, and during the six months ended June 30, 2018, we granted options to purchase 20,000 shares of Common Stock to a third party service provider. During the three and six months ended June 30, 2017, we granted options to purchase an aggregate of 1,674,595 and 1,856,595 shares of Common Stock, respectively, to our directors and employees.

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

Impairment of Long-Lived Assets

We assess the recoverability of our long-lived assets, which include property and equipment and definite-lived intangible assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the three and six months ended June 30, 2018 and 2017, we determined that there was no impairment of our long-lived assets.

Goodwill is not amortized, but is assessed for impairment on an annual basis or more frequently if impairment indicators exist. We have the option to perform a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill and other intangible assets. If we were to conclude that this is the case, then we must perform a goodwill impairment test by comparing the fair value of the reporting unit to its carrying value. An impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value, with the impairment loss recognized not to exceed the total amount of goodwill allocated to that reporting unit. We did not recognize any impairment charges related to goodwill for the six months ended June 30, 2018.

Recent Accounting Pronouncements

On April 5, 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. We could be an emerging growth company until December 31, 2018, which is the last day of the fiscal year following the fifth anniversary of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”). However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our total annual gross revenues exceed $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we would cease to be an emerging growth company prior to the end of such five-year period. As an “emerging growth company,” we may, under Section 7(a)(2)(B) of the Securities Act, delay adoption of new or revised accounting standards applicable to public companies until such standards would otherwise apply to private companies. We may take advantage of this extended transition period until the first to occur of the date that we (i) are no longer an “emerging growth company” or (ii) affirmatively and irrevocably opt out of this extended transition period. We have elected to take advantage of the benefits of this extended transition period. Our consolidated financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. Until the date that we are no longer an “emerging growth company” or affirmatively and irrevocably opt out of the exemption provided by Securities Act Section 7(a)(2)(B), upon issuance of a new or revised accounting standard that applies to our consolidated financial statements and that has a different effective date for public and private companies, we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard. As an emerging growth company, we are also exempt from the requirement to have our independent auditors provide an attestation report on our internal control over financial reporting.

In May 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Modification Accounting for Share-Based Payment Arrangements, which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718, Compensation – Stock Compensation. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. Adoption of this new guidance in 2018 did not have a material impact on our condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. ASU 2016-02 requires modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the impact that the standard may have on our consolidated financial statements and related disclosures.

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

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

As a result of the Biotest Transaction, our operating results include the results of BTBU effective as of June 6, 2017. Therefore, our results of operations for the three and six months ended June 30, 2018 are not comparable to the results of operations for the three and six months ended June 30, 2017. The following table presents a summary of the changes in our results of operations for the three months ended June 30, 2018 compared to the three months ended June 30, 2017:

	Three Months Ended June 30,		Increase/
	2018	2017	(Decrease)
Revenues	$4,656,550	$3,399,401	$1,257,149
Cost of product revenue (exclusive of amortization expense shown below)	9,645,662	4,334,019	5,311,643
Gross loss	(4,989,112)	(934,618)	(4,054,494)
Research and development expenses	1,472,100	1,358,409	113,691
Plasma center operating expenses	1,738,128	1,600,170	137,958
Amortization of intangibles	211,234	73,021	138,213
Selling, general and administrative expenses	5,006,807	4,435,650	571,157
Loss from operations	(13,417,381)	(8,401,868)	(5,015,513)
Interest expense	(1,359,188)	(642,485)	(716,703)
Other income, net	28,738	7,858	20,880
Net loss	$(14,747,831)	$(9,036,495)	$(5,711,336)

Revenues

We recorded total revenues of $4.7 million during the three months ended June 30, 2018, as compared to $3.4 million during the three months ended June 30, 2017, an increase of $1.3 million, or approximately 37%. The increase is due to revenue attributable to the assets acquired in the Biotest Transaction of $2.1 million for the three months ended June 30, 2018, as compared to $0.5 million for the three months ended June 30, 2017, partially offset by a decrease in product revenue attributable to our plasma collection centers. The $0.3 million decrease in revenues from this segment is due to increased competition from other plasma centers resulting in a decrease in donor collections.

Cost of Product Revenue

Cost of product revenue was $9.6 million for the three months ended June 30, 2018, as compared to $4.3 million for the three months ended June 30, 2017, an increase of $5.3 million. The increase is mainly due to a $4.4 million increase in unabsorbed manufacturing costs related to the Boca Facility, which includes $0.5 million of third-party consultant fees pertaining to the remediation efforts in response to the Warning Letter and reflects a full fiscal quarter of activity in 2018 related to the Boca Facility. In addition, cost of product revenue related to the sales and production Nabi-HB increased by $0.9 million.

Research and Development Expenses

R&D expenses totaled $1.5 million for the three months ended June 30, 2018, as compared to $1.4 million for the three months ended June 30, 2017. The increase is mainly due to $0.2 million of increased testing expense related to the RI-002 conformance lots produced earlier in 2018, partially offset by a $0.1 million decrease in clinical trial expenses. We expect our R&D costs to increase further over the second half of 2018 as we seek to refile the RI-002 BLA.

Plasma Center Expenses

Plasma center expenses were $1.7 million for the three months ended June 30, 2018, as compared to $1.6 million for the three months ended June 30, 2017. Plasma center operating expenses consist of: general and administrative plasma center costs; overhead comprised of rent, maintenance, utilities, wages, stock-based compensation and benefits for center staff; plasma collection supplies, plasma transportation and storage (off-site); advertising and promotion expenses; and computer software fees related to donor collections. The increase in plasma center expenses is mainly attributable to the opening of our third plasma center in Kennesaw, GA in December 2017.

Amortization of Intangibles

Amortization expense pertains to the amortization of intangible assets acquired in the Biotest Transaction (see Note 3 to the consolidated financial statements). Amortization expense reflects three months of expense in 2018 and one month of expense in 2017 as the Biotest Assets were acquired in June 2017.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $5.0 million for the three months ended June 30, 2018, an increase of $0.6 million from the three months ended June 30, 2017. The increase was primarily due to increased salaries, benefits and other employee related costs of approximately $1.5 million, primarily due to increased headcount resulting from the Biotest Transaction, and an increase in insurance expense of approximately $0.4 million, partially offset by $1.2 million in non-recurring Biotest Transaction costs in 2017.

Loss from Operations

Our operating loss was $13.4 million for the three months ended June 30, 2018, as compared to $8.4 million for the three months ended June 30, 2017. The increase in operating loss was mainly due to the $5.6 million increase in cost of product revenue and the increases in R&D expenses, plasma center expenses, SG&A expenses and amortization expense on intangible assets, partially offset by the $1.3 million increase in total revenues.

Interest Expense

Interest expense was $1.4 million for the three months ended June 30, 2018, as compared to $0.6 million for the three months ended June 30, 2017. The increase is due to higher outstanding debt in 2018 resulting from the refinancing of our senior debt in the fourth quarter of 2017 (see “Liquidity and Capital Resources”) and the $15.0 million note issued to BPC in June 2017, as well as the increase in the interest rate on our senior debt.

Net Loss

Our net loss was $14.7 million for the three months ended June 30, 2018, as compared to $9.0 million for the three months ended June 30, 2017, an increase of $5.7 million, mainly due to the increase in operating loss and, to a lesser extent, the increase in interest expense.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

The following table presents a summary of the changes in our results of operations for the six months ended June 30, 2018 compared to the six months ended June 30, 2017:

	Six Months Ended June 30,		Increase/
	2018	2017	(Decrease)
Revenues	$8,698,556	$6,028,272	$2,670,284
Cost of product revenue (exclusive of amortization expense shown below)	21,888,410	5,950,306	15,938,104
Gross (loss) profit	(13,189,854)	77,966	(13,267,820)
Research and development expenses	2,753,806	2,551,136	202,670
Plasma center operating expenses	3,571,902	3,079,646	492,256
Amortization of intangibles	422,469	73,021	349,448
Selling, general and administrative expenses	10,011,853	8,713,034	1,298,819
Loss from operations	(29,949,884)	(14,338,871)	(15,611,013)
Interest expense	(2,682,340)	(1,261,013)	(1,421,327)
Other income, net	62,251	26,426	35,825
Net loss	$(32,569,973)	$(15,573,458)	$(16,996,515)

Revenues

Revenues for the six months ended June 30, 2018 were $8.7 million, as compared to $6.0 million during the six months ended June 30, 2017, an increase of $2.7 million, or approximately 44%. The increase is due to revenue attributable to the assets acquired in the Biotest Transaction of $3.8 million for the six months ended June 30, 2018, as compared to $0.5 million for the six months ended June 30, 2017, partially offset by a decrease in product revenue attributable to our plasma collection centers. The $0.6 decrease in revenues from this segment is due to increased competition from other plasma centers resulting in a decrease in donor collections.

Cost of Product Revenue

Cost of product revenue was $21.9 million for the six months ended June 30, 2018, as compared to $6.0 million for the six months ended June 30, 2017. The increase is mainly attributable to a $10.3 million increase in unabsorbed manufacturing costs related to the Boca Facility in 2018 as compared to 2017, approximately $2.9 million of costs related to the production of RI-002, $1.1 million of costs related to the production of BIVIGAM and a $1.3 million increase in cost of product revenue related to the sales and production Nabi-HB. Unabsorbed manufacturing costs includes approximately $1.3 million of third-party consultant fees pertaining to the remediation efforts in response to the Warning Letter.

Although we expect that the BIVIGAM and RI-002 conformance lots produced in 2018 will ultimately be available for commercial sale, due to uncertainties at the time this inventory was produced surrounding the Warning Letter, the PAS related to improvements in the manufacturing process and the RI-002 BLA that must be filed with and approved by the FDA prior to this inventory being available for commercial sale, we have not capitalized these costs into inventory.

Research and Development Expenses

R&D expenses totaled $2.8 million for the six months ended June 30, 2018, as compared to $2.6 million for the six months ended June 30, 2017. The increase is primarily due to ongoing clinical trial expenses that we were required to assume as part of the Biotest Transaction (see Note 10 to the consolidated financial statements). We expect our R&D costs to increase over the second half of 2018 as we seek to refile the RI-002 BLA.

Plasma Center Expenses

Plasma center expenses were $3.6 million for the six months ended June 30, 2018, as compared to $3.1 million for the six months ended June 30, 2017. The increase is mainly attributable to the opening of our third plasma center in Kennesaw, GA in December 2017.

Selling, General and Administrative Expenses

SG&A expenses were $10.0 million for the six months ended June 30, 2018, an increase of $1.3 million from the six months ended June 30, 2017. The increase was primarily due to increased salaries, benefits and other employee related costs of approximately $3.2 million, primarily due to increased headcount resulting from the Biotest Transaction, and increases in legal and professional fees of $0.7 million, repairs and maintenance expense at the Boca Facility of $0.6 million, insurance expense of approximately $0.5 million and marketing expenses of $0.2 million, partially offset by $3.8 million in non-recurring transaction costs associated with the Biotest Transaction in 2017.

Amortization of Intangibles

Amortization expense was $0.4 million for the six months ended June 30, 2018, as compared to $0.1 million for the six months ended June 30, 2017, and reflects six months of expense in 2018 and one month of expense in 2017.

Loss from Operations

Our operating loss was $29.9 million for the six months ended June 30, 2018, as compared to $14.3 million for the six months ended June 30, 2017. The increase in operating loss was mainly due to the $15.6 million increase in cost of product revenue associated with the Boca Facility and, to a lesser extent, the increases in other operating expenses, partially offset by the $2.7 million increase in total revenues.

Interest Expense

Interest expense was $2.7 million for the six months ended June 30, 2018, as compared to $1.3 million for the six months ended June 30, 2017. The increase is due to higher outstanding debt in 2018 resulting from the refinancing of our senior debt in the fourth quarter of 2017 and the $15.0 million note issued to BPC in June 2017, as well as the increase in the interest rate on our senior debt.

Net Loss

Our net loss was $32.6 million for the six months ended June 30, 2018, as compared to $15.6 million for the six months ended June 30, 2017, an increase of $17.0 million, which is mainly due to the increase in operating loss and, to a lesser extent, the increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2018, we had working capital of $66.7 million, including cash and cash equivalents of $55.2 million, and stockholders’ equity of $51.8 million, as compared to working capital of $53.7 million, including cash and cash equivalents of $43.1 million, and stockholders’ equity of $40.3 million as of December 31, 2017. We have had limited revenue from operations and have incurred an accumulated deficit of $183.3 million since inception. For the six months ended June 30, 2018 and 2017, we had negative cash flows from operations of $31.3 million and $14.2 million, respectively, and for the years ended December 31, 2017 and 2016 we had negative cash flows from operations of $37.3 million and $18.3 million, respectively. We have funded our operations to date primarily from the sale of our equity and debt securities, acquisition proceeds from the Biotest Transaction and loans from our principal stockholders.

We expect to continue to spend substantial amounts on product development, quality assurance, regulatory affairs, procurement of raw material plasma, manufacturing, marketing, sales and conducting clinical trials for our product candidates and purchasing clinical trial materials from our suppliers, some of which may be required by the FDA. We currently anticipate, based upon our projected revenue and expenditures, that our cash, cash equivalents, projected revenue and accounts receivable, along with the $10.0 million we expect to be able to access under the Credit Agreement (as defined below), will be sufficient to fund our operations, as currently conducted, into the second quarter of 2019. In order to have sufficient cash to fund our operations thereafter and to continue as a going concern, we will need to raise additional equity prior to the end of the second quarter of 2019. This time frame may change based upon how quickly we are able to execute on our quality management systems’ enhancement plans for the ADMA BioManufacturing operations, commercial manufacturing ramp-up activities and the various financing options available to us. We currently have no firm commitments for additional financing, and we cannot provide any assurance that we will be able to secure additional financing on terms that are acceptable to us, or at all. Failure to secure any necessary financing in a timely manner and on commercially reasonable terms could have a material adverse effect on our business plan and financial performance and we could be forced to delay or discontinue our product development, clinical trial or commercialization activities, delay or discontinue the approval efforts for any of our potential products, or potentially cease operations. In addition, we could also be forced to reduce or forgo sales and marketing efforts and forgo attractive business opportunities.

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

On June 18, 2018, we completed an underwritten public offering of 9,623,430 shares of our Common Stock for gross proceeds of $46.0 million. We received net proceeds from this offering, after underwriters’ commissions and other offering expenses, of $42.9 million. The net proceeds have been or will be used for (i) for continued remediation and ongoing improvement and enhancements at the Boca Facility, (ii) to submit the PAS for, and relaunch of, BIVIGAM, (iii) to resubmit the RI-002 BLA, (iv) expenses associated with obtaining with FDA approval of ADMA’s third plasma collection facility, and (v) for general corporate purposes and other capital expenditures.

On November 13, 2017, we completed an underwritten public offering of 19,523,255 shares of Common Stock for gross proceeds of $42.0 million. Net proceeds from this offering, after payment of underwriting discounts and offering expenses of $2.8 million, were $39.2 million. The proceeds from this offering were used for (i) the purchase of raw material inventory and the ramp-up of our manufacturing capabilities, (ii) continued remediation of the issues identified in the CRL and the Warning Letter and completion of our internal quality management systems overhaul, (iii) capital expenditures for the Boca Facility, (iv) product launch and medical education campaigns, (v) the build-out of our third plasma collection facility, (vi) research and development activities for our plasma collection programs and specialty plasma products, and (vii) working capital needs and general corporate purposes, including expenses associated with improving the FDA inspection classification relative to the Warning Letter, filing the PAS and obtaining marketing clearance for the relaunch of BIVIGAM and refiling the RI-002 BLA.

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

On the Marathon Closing Date, we issued a promissory note in favor of the Administrative Agent in the principal amount of $30.0 million (the “Tranche One Note”), evidencing our indebtedness resulting from the Tranche One Loan. Borrowings under the Credit Agreement bear interest at a rate per annum equal to LIBOR plus 9.50% with a 1% LIBOR floor; provided, however, that in the event that we achieve sales of not less than $61.7 million for the 2018 calendar year and the Tranche Two Loan has been funded, then the interest rate on the borrowings under the Credit Agreement will decrease to LIBOR plus 7.75% with a 1% LIBOR floor. During an Event of Default under the Credit Agreement, the outstanding amount of indebtedness under the Credit Agreement will bear interest at a rate per annum equal to the interest rate then applicable to the borrowings under the Credit Agreement plus 5% per annum. Quarterly cash interest payments are due the first business day of each March, June, September and December, beginning on December 1, 2017. During the six months ended June 30, 2018, the interest rate on the Tranche One Note ranged from 10.99% to 11.81%.

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

The Credit Agreement contains market representations and warranties, affirmative covenants, negative covenants, financial covenants, and conditions that are customarily required for similar financings. The affirmative covenants, among other things, require us to undertake various reporting requirements. The negative covenants restrict or limit our and our subsidiaries’ ability to, among other things, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes or changes to our business activities; sell or otherwise dispose of assets; repurchase stock, pay dividends; repay certain other indebtedness; engage in certain affiliate transactions; or enter into any other agreements that restrict our ability to make loan repayments. In addition, the terms of the Credit Agreement required the establishment of a debt service reserve account, and we are required to maintain a certain minimum level of liquidity at all times. Liquidity is defined in the Credit Agreement as cash held in the debt service reserve account and any other deposit account subject to a control agreement with the Administrative Agent, and the required liquidity amount is reflected as restricted cash in the accompanying consolidated balance sheets as of June 30, 2018 and December 31, 2017. The minimum liquidity requirement was $4.0 million and $5.5 million as of June 30, 2018 and December 31, 2017, respectively. On the Marathon Closing Date, $5.5 million of the Tranche One Note proceeds was deposited into the debt service reserve account. On May 31, 2018, the Credit Agreement was amended to reduce the minimum liquidity requirement to $5.25 million, and $250,000 was released from the debt service reserve account to us on June 25, 2018. On June 26, 2018, the Lender and the Administrative Agent acknowledged that the Company had met the requirements regarding our leased properties as set forth in the Credit Agreement, and an additional $1.25 million was released from the debt service reserve account to us.

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

In June 2017, we received $27.5 million in connection with the Biotest Transaction, comprised of $12.5 million in cash from BPC and an unsecured subordinated 6% note payable to Biotest in the amount of $15.0 million. Also in June 2017, BPC provided us with a firm equity commitment to invest up to an additional $12.5 million in future equity financings of the Company, and this equity commitment was satisfied in its entirety in the foregoing November 2017 public offering of Common Stock. In July 2018, BPC transferred to Biotest AG all of its obligations, rights, title and interest in the unsecured subordinated $15.0 million note.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2018	2017
Net cash used in operating activities	$(31,342,153)	$(14,173,774)
Net cash (used in) provided by investing activities	(1,046,375)	17,793,627
Net cash provided by financing activities	42,934,929	12,039,289
Net change in cash and cash equivalents	10,546,401	15,659,142

Cash and cash equivalents, including restricted cash - beginning of period	48,607,574	9,914,867
Cash and cash equivalents, including restricted cash - end of period	$59,153,975	$25,574,009

Net Cash Used in Operating Activities

Cash used in operations for the six months ended June 30, 2018 was $31.3 million, an increase of $17.2 million from the same period of a year ago, mainly due to the higher net loss in 2018. The following table illustrates the primary components of our cash flows from operations:

	Six Months Ended
	June 30,
	2018	2017
Net loss	$(32,569,973)	$(15,573,458)
Non-cash expenses, gains and losses	3,181,791	1,249,561
Changes in accounts receivable	82,960	(1,274,246)
Changes in inventories	381,213	66,766
Changes in prepaid expenses	(380,626)	(1,298,991)
Changes in accounts payable and accrued expenses	(2,264,907)	3,147,165
Other	227,389	(490,571)
Cash used in operations	$(31,342,153)	$(14,173,774)

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities for the six months ended June 30, 2018 was $1.0 million, consisting of capital expenditures at the Boca Facility and final build-out costs of our third plasma center. Although we have no specific material commitments for capital expenditures as of June 30, 2018, we expect our total capital expenditures will be between $2.0 million and $4.0 million for the remainder of fiscal 2018.

Net cash provided by investing activities was $17.8 million for the six months ended June 30, 2017, primarily consisting of a $12.5 million equity infusion from BPC in accordance with the terms of the Biotest Transaction and $5.4 million from the liquidation of short-term investments.

Net Cash Provided by Financing Activities

Cash provided by financing activities during the six months ended June 30, 2018 was $42.9 million, which was a result of the net proceeds received from the June 2018 public offering of our Common Stock. Net cash provided by financing activities totaled $12.0 million for the six months ended June 30, 2017, consisting primarily $15.0 million of proceeds from the issuance of a subordinated note payable to Biotest in accordance with the terms of the Biotest Transaction, partially offset by $2.8 of principal payments under our previously existing senior credit facility.

Effect of Inflation

Inflation or changing prices did not have a significant impact on our net sales, revenues or net loss in 2017, 2016 and 2015, or for the six months ended June 30, 2018.

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

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of June 30, 2018. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of June 30, 2018 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosures.

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

Changes in Internal Control Over Financial Reporting

As we continue with the integration of the business processes and information systems in effect prior to the closing of the Biotest Transaction with those of ADMA BioManufacturing, we are modifying our internal control over financial reporting to address the integrated operations. The integration plan and related internal control modifications are expected to continue through our current fiscal year.  Other than these integration-related changes, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our long-term liquidity will depend upon our ability to raise additional capital, fund our research and development and commercial programs, establish and build out a commercial sales force and commercial infrastructure and meet our ongoing obligations. If we are unable to successfully raise additional capital prior to the end of the second quarter of 2019, we will likely not have sufficient cash flow and liquidity to fund our business operations as we currently operate, forcing us to potentially curtail our activities and significantly reduce or cease operations. Even if we are able to raise additional capital, such financings may only be available on unattractive terms, resulting in significant dilution of stockholders' interests and, in such event, the value and potential future market price of our Common Stock may decline. In addition, if we raise additional funds through license arrangements or through the disposition of any of our assets, it may be necessary to relinquish potentially valuable rights to our product candidates or assets or grant licenses on terms that are not favorable to us.

Based upon our projected revenue and expenditures for fiscal 2018, including regulatory and consulting fees for the remediation of the Warning Letter and ongoing discussions with the FDA, continuing implementation of our commercialization and expansion activities and certain other assumptions, we currently believe that our cash, cash equivalents, projected revenue and accounts receivable, along with the additional $10.0 million we expect to be able to access through our existing senior credit facility will be sufficient to fund our operations, as currently conducted, into the second quarter of 2019. In order to have sufficient cash to fund our operations thereafter and to continue as a going concern, we will need to raise additional equity or debt financing before the end of the second quarter of 2019. This timeframe may change based upon how quickly we are able to execute on our quality management systems’ remediation plans for the ADMA BioManufacturing operations, commercial manufacturing ramp-up activities and the various financing options available to us. These estimates may also change based upon whether or when the FDA approves RI-002 or if any of our other assumptions change. We currently do not have arrangements to obtain additional financing. Any such financing could be difficult to obtain or only available on unattractive terms and could result in significant dilution to stockholders. Failure to secure necessary financing in a timely manner and on favorable terms could have a material adverse effect on our business plan and financial performance and could delay, discontinue or prevent product development, clinical trials, commercialization activities or the approval of any of our potential products. In addition, we could be forced to reduce or forgo sales and marketing efforts and forgo attractive business opportunities.

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

Prior to the closing of the Biotest Transaction, BTBU was our third-party manufacturer for RI-002. In response to our RI-002 BLA submission in 2015, in July 2016 the FDA issued the CRL. The CRL did not specify or request the need for any addition clinical trials or data; however, the CRL reaffirmed the issues set forth in the Warning Letter issued to Biotest relating to inspection issues identified at the Boca Facility. The FDA identified in the CRL, among other things, certain outstanding inspection issues and deficiencies related to Chemistry, Manufacturing and Controls (“CMC”) and Good Manufacturing Practices (“GMP”) at the Boca Facility and at certain of our third-party vendors, and requested documentation of corrections for a number of these issues. The FDA indicated in the CRL that it cannot grant final approval of our RI-002 BLA until, among other things, these deficiencies are resolved. Following the completion of the Biotest Transaction, we gained control over the regulatory, quality, general operations and drug substance manufacturing process at the Boca Facility, and our highest priority has been to remediate the outstanding compliance issues at the Boca Facility as indicated in the Warning Letter. We have been working with a consulting firm consisting of quality management systems and biologics production subject matter experts with extensive experience in remediating compliance and inspection issues related to quality management systems that manages a robust team of subject matter experts in plasma derived products and biologic drugs to assist us in addressing all identified CMC and current good manufacturing practice (“cGMP”) issues and deficiencies. We believe that we have successfully closed out the April 2018 FDA inspection of the Boca Facility, however there can be no assurances as to the timing by which the FDA may make any determinations post-inspection concerning our compliance status. There can also be no assurances that our ongoing efforts to remediate the Warning Letter and other inspection issues and deficiencies at the Boca Facility will be effective or whether the FDA will accept these efforts. Failure to timely remediate the issues identified in the Warning Letter and other inspection issues and deficiencies and/or receive approval from the FDA would have a material adverse effect on our business, prospects, financial condition and results of operations. Additionally, we are unable to control the timing of FDA inspections, responses, meeting requests, teleconference requests, requests for clarifications and similar regulatory communications as well as whether or not the FDA will change its requirements, guidance or expectations.

We are currently not profitable and may never become profitable.

We have a history of losses and expect to incur substantial losses and negative operating cash flow for the foreseeable future, and we may never achieve or maintain profitability. For the years ended December 31, 2017 and 2016, we incurred net losses of $43.8 and $19.5 million, respectively, and for the six months ended June 30, 2018 and 2017, we incurred net losses of $32.6 million and $15.6 million, respectively. From our inception in 2004 through June 30, 2018, we have incurred an accumulated deficit of $183.3 million. Even if we succeed in developing and commercializing one or more of our product candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our operating expenses will increase substantially in the foreseeable future as we:

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

Although our financial statements have been prepared on a going concern basis, we must raise additional capital before the end of the second quarter of 2019 to fund our operations in order to continue as a going concern.

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

We anticipate that our principal sources of liquidity will only be sufficient to fund our activities, as currently conducted, into the second quarter of 2019. In order to have sufficient cash to fund our operations thereafter and to continue as a going concern, we will need to raise additional equity or debt financing prior to the end of the second quarter of 2019. This time frame may change based upon how quickly we are able to execute on our quality management systems’ remediation plans for the ADMA BioManufacturing operations, commercial manufacturing ramp-up activities and the various financing options available to us. In order to have sufficient cash to fund our operations thereafter, we will need to raise additional equity or debt capital, and we cannot provide any assurance that we will be successful in doing so. If our assumptions underlying our estimated expenses prove to be wrong, we may have to raise additional capital sooner than the end of the second quarter of 2019.

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

Historically a single customer has accounted for a significant amount of our total revenue and, together with a second customer, represented 78% of our total revenue for the year ended December 31, 2017 and, collectively with two other customers, represented an aggregate of 90% of our total revenue for the six months ended June 30, 2018. Therefore, the loss of such single customer could have a material adverse effect on our business, results of operations and financial condition.

Historically, a significant amount of our total revenue is attributable to a single customer, BPC. For the year ended December 31, 2017, BPC and Sanofi represented 78% of our total revenue, with BPC representing 47% of our total revenue and Sanofi representing 31% of our total revenue. For the six months ended June 30, 2018, three customers represented an aggregate of 90% of our consolidated revenues, with BPC, McKesson Corporation and AmerisourceBergen representing 55%, 14% and 21%, respectively, of our consolidated revenues. For the six months ended June 30, 2017, sales to BPC represented 75% of our consolidated revenues, and sales to SK Plasma Co., Ltd. represented 15% of our consolidated revenues.

Although we expect this concentration to continue to decrease during 2018 as additional accretive revenues are generated from the Biotest Assets, BPC is still expected to account for a significant portion of our total revenue in fiscal 2018.

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

On October 10, 2017, we entered into the Credit Agreement with Marathon which provides for a senior secured term loan Credit Facility in an aggregate amount of up to $40.0 million, comprised of (i) the $30.0 million Tranche One Loan, (ii) an additional Tranche Two Loan to be made in the maximum principal amount not to exceed $10.0 million, which Tranche Two Loan availability is subject to the satisfaction of certain conditions. The Loans each have a Maturity Date of April 10, 2022, subject to acceleration pursuant to the Credit Agreement, including upon an Event of Default (as defined in the Credit Agreement). The Loans are secured by substantially all of our assets, including our intellectual property. Events of Default include, among others, non-payment of principal, interest, or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material contracts and events constituting a change of control. In addition to an increase in the rate of interest on the Loans of 5% per annum, the occurrence of an Event of Default could result in, among other things, the termination of commitments under the Credit Facility, the declaration that all outstanding Loans are immediately due and payable in whole or in part, and Marathon taking immediate possession of, and selling, any collateral securing the Loans.

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

We currently operate under the Warning Letter due to issues identified by the FDA in their prior inspections while the Boca Facility was under Biotest’s ownership and operational control. We engaged a consulting firm with extensive experience in remediating compliance and inspection issues related to quality management systems and which manages a robust team of subject matter experts in plasma derived products and biologic drugs to assist us in addressing all identified CMC and cGMP issues and deficiencies. We believe that we have successfully closed out the April 2018 FDA inspection of the Boca Facility, however there can be no assurances as to the timing by which the FDA may make such a determination after any inspection.

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

Our operations have consumed substantial amounts of cash since inception. For the six three months ended June 30, 2018 and 2017, we had negative cash flows from operations of $31.3 million and $14.2 million, respectively, and for the years ended December 31, 2017 and 2016, we had negative cash flows from operations of approximately $37.3 million and $18.3 million, respectively. We expect to continue to spend substantial amounts on product development, including commercialization activities, procuring raw material plasma, manufacturing, conducting potential future clinical trials for our product candidates and purchasing clinical trial materials from our suppliers. We currently anticipate, based upon our projected revenue and expenditures, as well as the additional $10.0 million we expect to be able to access under the Credit Agreement, that our current cash, cash equivalents and accounts receivable will be sufficient to fund our operations, as currently conducted, into the second quarter of 2019. In order to have sufficient cash to fund our operations thereafter and to continue as a going concern, we will need to raise additional equity or debt financing prior to the end of the second quarter of 2019. This time frame may change based upon how quickly we are able to execute on our operational initiatives and the various financing options available to us. However, if the assumptions underlying our estimated expenses prove to be incorrect, we may have to raise additional capital sooner than we currently expect. Until such time, if ever, as we can generate a sufficient amount of product revenue to achieve profitability, we expect to continue to finance our operations through additional equity or debt financings or corporate collaboration and licensing arrangements. If we are unable to raise additional capital as needed, we will have to delay, curtail or eliminate our product development activities, including conducting clinical trials for our product candidates and purchasing clinical trial materials from our suppliers, as well as future commercialization efforts.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and related rules, our management is required to report on the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have been required to upgrade, and may need to implement further upgrades, to our financial, information and operating systems, implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff.

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

As of August 10, 2018 most of our 46,349,514 outstanding shares of Common Stock, as well as a substantial number of shares of our Common Stock underlying outstanding warrants, were available for sale in the public market, subject to certain restrictions with respect to sales of our Common Stock by our affiliates, either pursuant to Rule 144 under the Securities Act (“Rule 144”) or under effective registration statements. The 4,295,580 shares of Common Stock and the 8,591,160 NV Biotest Shares acquired by BPC in the Biotest Transaction were subject to a lock-up for six months after closing of the Biotest Transaction, which lock-up expired on December 6, 2017. For three years after the end of such six-month period, subject to certain limited exceptions, under the Stockholders Agreement, sales by the Biotest Trust (as the transferee of BPC’s remaining 10,109,534 shares of our Common Stock pursuant to the Biotest Transfer Agreement effective July 24, 2018) of our equity interests may not exceed 15% of the issued and outstanding Common Stock in any twelve-month period; provided, however, that if our market capitalization increases to double our market capitalization immediately following the closing of the Biotest Transaction, then the Biotest Trust may sell up to 20% of our issued and outstanding Common Stock in any twelve-month period; provided, further, that (x) if our market capitalization increases to triple our market capitalization immediately following the closing of the Biotest Transaction, or (y) upon the one-year anniversary of the Biotest Trust holding less than a 25% economic interest in us, then the Biotest Trust may sell its equity interests in us at any time (subject to applicable securities laws). On May 14, 2018, we, ADMA BioManufacturing and ADMA BioCenters entered into the Biotest Transfer Agreement with BPC, Biotest AG, Biotest US and the Biotest Trust whereby BPC transferred to us, for no cash consideration, the 8,591,160 NV Biotest Shares, representing 100% of our then-issued and outstanding non-voting common stock. Immediately upon transfer of the NV Biotest Shares to us, the shares were retired and are no longer available for issuance. At the closing of the Biotest Transaction, we entered into the Registration Rights Agreement with BPC, pursuant to which the Biotest Trust, as BPC’s transferee, has, among other things, certain registration rights under the Securities Act with respect to its shares of our Common Stock, subject to certain transfer restrictions. Sales of a substantial number of shares of our Common Stock, or the perception that such sales may occur, may adversely impact the market price of our Common Stock.

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

Provisions of our A&R Certificate of Incorporation, our Bylaws and Delaware law may have the effect of deterring unsolicited takeovers or delaying or preventing a change in control of our Company or changes in our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. As of June 30, 2018, the Biotest Trust, our directors and executive officers and their affiliates beneficially owned in excess of 36% of the outstanding shares of our Common Stock. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. These provisions include:

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

We will incur increased costs when we cease being an “emerging growth company.”

When we cease to be an “emerging growth company” and when our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 of the Sarbanes-Oxley Act (“Section 404”) will correspondingly increase. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Our Board may, without stockholder approval, issue and fix the terms of shares of preferred stock and issue additional shares of Common Stock adversely affecting the rights of holders of our Common Stock.

Our A&R Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board. Currently, our A&R Certificate of Incorporation authorizes the issuance of up to 75,000,000 shares of Common Stock, of which 23,870,861 shares remain available for issuance and may be issued by us without stockholder approval, and up to 8,591,160 shares of non-voting common stock, all of which were reacquired by us in May 2018 pursuant to the Biotest Transfer Agreement and were subsequently retired and are no longer available for issuance.

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

ADMA Biologics, Inc.

Date: August 10, 2018	By:	/s/ Adam S. Grossman
		Name:	Adam S. Grossman
		Title:	President and Chief Executive Officer

Date: August 10, 2018	By:	/s/ Brian Lenz
		Name:	Brian Lenz
		Title:	Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Share Transfer, Amendment and Release Agreement, dated as of May 14, 2018, by and among Biotest Pharmaceuticals Corporation, Biotest AG, The Biotest Divestiture Trust, Biotest US Corporation, ADMA BioManufacturing, LLC, ADMA Biologics, Inc. and ADMA Bio Centers Georgia Inc.
10.2*+	Amendment #1 to the Plasma Supply Agreement, dated as of July 19, 2018, by and between Biotest Pharmaceuticals Corporation and ADMA BioManufacturing, LLC.
10.3*+	Amendment to Plasma Purchase Agreement, dated as of July 19, 2018, by and between Biotest Pharmaceuticals Corporation and ADMA BioManufacturing, LLC.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from ADMA Biologics, Inc.’s Form 10-Q for the quarter ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2018 (Unaudited) and December 31, 2017, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2018 and 2017, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity (Unaudited) for the six months ended June 30, 2018, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2018 and 2017, and (v) Notes to (Unaudited) Condensed Consolidated Financial Statements.

_______________________________

* Filed herewith.

** In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

+ Confidential treatment has been requested with respect as to certain portions of this exhibit. Such portions have been redacted and submitted separately to the SEC.