Form 10-Q
period 2018-09-30
ADMA BIOLOGICS, INC.
filed 2018-11-09
CIK 1368514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 5, 2018, there were 46,351,243 shares of the issuer’s common stock outstanding.

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

Special Note Regarding Forward-Looking Statements

Some of the information in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements include, among others, statements about:

•	our ability to successfully leverage the anticipated benefits and synergies from our June 6, 2017 acquisition of certain assets of Biotest Pharmaceuticals Corporation (the “Biotest Transaction”), including optimization of the combined businesses, operations and products and services, as well as the nature, strategy and focus of the combined company and the management and governance structure of the combined company;

•	our ability to resume the manufacturing and commercialization of BIVIGAM once the deficiencies identified in a November 2014 warning letter (the “Warning Letter”) with respect to the outstanding issues at the plasma fractionation facility in Boca Raton, FL acquired in the Biotest Transaction have been resolved by us to the satisfaction of the U.S. Food and Drug Administration (the “FDA”), as well as a positive review of the optimized manufacturing process for BIVIGAM submitted to the agency as a Prior Approval Supplement;

•	our plans to develop, manufacture, market, launch and expand our own commercial infrastructure and commercialize our current and future products and the success of such efforts;

•	the safety, efficacy and expected timing of and our ability to obtain and maintain regulatory approvals for our current products and product candidates, including the timeframe within which we may receive approval from the FDA, if at all, of our Biologics License Application resubmission for our lead pipeline product candidate, RI-002 (“RI-002”), and the labeling or nature of any such approvals, as well as our ability to maintain an acceptable compliance status to continue operations;

•	the achievement of or expected timing, progress and results of clinical development, clinical trials and potential regulatory approvals;

•	our dependence upon our third-party and related-party customers and vendors and their compliance with regulatory bodies;

•	our ability to obtain adequate quantities of FDA-approved plasma with proper specifications;

•	our plans to increase our supplies of plasma;

•	the potential indications for our product candidates;

•	potential investigational new product applications;

•	the acceptability of any of our products, including RI-002, for any purpose by physicians, patients or payers;

•	concurrence by the FDA with our conclusions and the satisfaction by us of its guidance;

•	the comparability of results of our immune globulin products to other comparably run Intravenous Immune Globulin clinical trials;

•	the potential of RI-002 and BIVIGAM to provide meaningful clinical improvement for patients living with Primary Immune Deficiency Disease;

•	our ability to market and promote Nabi-HB in a highly competitive environment and to generate meaningful revenues from this product;

ii

•	our intellectual property position and the defense thereof, including our expectations regarding the scope of patent protection with respect to RI-002 or other future pipeline product candidates;

•	our manufacturing capabilities, third-party contractor capabilities and strategy;

•	our plans relating to manufacturing, supply and other collaborative agreements;

•	our estimates regarding expenses, capital requirements and the need for and availability of additional financing;

•	possible or likely reimbursement levels for our currently marketed products and, if any, if and when RI-002 is approved for marketing;

•	estimates regarding market size, projected growth and sales of our existing products as well as our expectations of market acceptance of RI-002;

•	future economic conditions or performance; and

•	expectations for future capital requirements.

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

iii

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
ASSETS	(Unaudited)	(Note 2)
Current assets:
Cash and cash equivalents	$42,367,489	$43,107,574
Accounts receivable, net	4,126,794	3,880,154
Inventories	13,877,434	12,628,181
Prepaid expenses and other current assets	2,131,035	2,050,740
Restricted cash	—	1,500,000
Total current assets	62,502,752	63,166,649
Property and equipment, net	30,362,629	30,466,858
Intangible assets, net	4,215,646	4,849,350
Goodwill	3,529,509	3,529,509
Assets to be transferred under purchase agreement	1,204,391	1,496,410
Restricted cash	4,000,000	4,000,000
Deposits and other assets	530,173	510,057
TOTAL ASSETS	$106,345,100	$108,018,833

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,267,683	$5,920,873
Accrued expenses and other current liabilities	4,453,027	3,376,476
Current portion of deferred revenue	142,834	142,834
Current portion of capital lease obligation	29,443	—
Total current liabilities	9,892,987	9,440,183
Notes payable, net of discount	26,153,543	25,368,458
End of term liability, notes payable	2,760,000	2,760,000
Deferred revenue, net of current portion	2,440,074	2,547,199
Note payable - related party, net of discount	14,865,981	14,842,396
Obligation to transfer assets under purchase agreement	12,621,844	12,621,844
Capital lease obligation	126,765	—
Other non-current liabilities	277,692	105,996
TOTAL LIABILITIES	69,138,886	67,686,076

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock - voting, $0.0001 par value, 75,000,000 shares
authorized, 46,351,243 and 36,725,499 shares issued and outstanding	4,635	3,673
Common Stock - non-voting, $0.0001 par value, 8,591,160 shares
authorized, 0 and 8,591,160 shares issued and outstanding	—	859
Additional Paid-In Capital	235,600,830	191,022,018
Accumulated Deficit	(198,399,251)	(150,693,793)
TOTAL STOCKHOLDERS' EQUITY	37,206,214	40,332,757
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$106,345,100	$108,018,833

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

REVENUES:
Product revenue	$4,194,602	$4,693,703	$12,821,741	$10,650,558
License and other revenue	35,708	35,708	107,125	107,125
Total Revenues	4,230,310	4,729,411	12,928,866	10,757,683

OPERATING EXPENSES:
Cost of product revenue (exclusive of amortization expense shown below)	9,164,109	11,291,116	31,052,519	17,241,422
Research and development	1,317,234	1,814,069	4,071,040	4,365,205
Plasma center operating expenses	1,973,338	1,582,694	5,545,240	4,662,340
Amortization of intangibles	211,235	273,828	633,704	346,849
Selling, general and administrative	5,355,794	4,195,464	15,367,647	12,908,498
Total operating expenses	18,021,710	19,157,171	56,670,150	39,524,314

LOSS FROM OPERATIONS	(13,791,400)	(14,427,760)	(43,741,284)	(28,766,631)

OTHER INCOME (EXPENSE):
Interest income	75,581	8,014	135,197	34,440
Interest expense	(1,402,475)	(782,969)	(4,084,815)	(2,043,982)
Other expense	(17,191)	—	(14,556)	—
Other expense, net	(1,344,085)	(774,955)	(3,964,174)	(2,009,542)

NET LOSS	$(15,135,485)	$(15,202,715)	$(47,705,458)	$(30,776,173)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.33)	$(0.59)	$(1.06)	$(1.67)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	46,350,392	25,790,805	44,796,986	18,415,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY
(Unaudited)

For the Nine Months Ended September 30, 2018

	Common Stock				Additional
	Voting		Non-Voting		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - January 1, 2018	36,725,499	$3,673	8,591,160	$859	$191,022,018	$(150,693,793)	$40,332,757
Stock-based compensation	—	—	—	—	1,627,756	—	1,627,756
Issuance of common stock, net of offering expenses	9,623,430	962	—	—	42,943,869	—	42,944,831
Stock options exercised	2,314	—	—	—	6,328	—	6,328
Retirement of non-voting common stock	—	—	(8,591,160)	(859)	859	—	—
Net loss	—	—	—	—	—	(47,705,458)	(47,705,458)
Balance - September 30, 2018	46,351,243	$4,635	—	$—	$235,600,830	$(198,399,251)	$37,206,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,705,458)	$(30,776,173)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	2,522,496	1,231,265
Loss on disposal of fixed assets	13,200	4,155
Stock-based compensation	1,627,756	1,052,970
Amortization of debt discount	808,671	555,568
Amortization of license revenue	(107,125)	(107,125)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(246,640)	(481,782)
Inventories	(1,249,253)	(201,472)
Prepaid expenses and other current assets	(80,295)	(969,042)
Other assets	(20,116)	(723,530)
Accounts payable	(653,190)	5,228,096
Accrued expenses	1,013,003	1,277,700
Other current and non-current liabilities	191,393	(3,775)
Net cash used in operating activities	(43,885,558)	(23,913,145)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of short-term investments	—	5,390,184
Purchase of property and equipment	(1,276,594)	(666,457)
Cash acquired in acquisition transaction	—	12,500,000
Net cash (used in) provided by investing activities	(1,276,594)	17,223,727

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	—	(4,444,444)
Proceeds from issuance of common stock, net of offering expenses	42,944,831	—
Proceeds from the exercise of stock options	6,328	7,504
Proceeds from issuance of related party note payable	—	15,000,000
Payment of debt issuance costs	—	(174,839)
Payments on capital lease obligations	(9,395)	—
Payments of leasehold improvement loan	(19,697)	(12,279)
Net cash provided by financing activities	42,922,067	10,375,942

Net (decrease) increase in cash and cash equivalents	(2,240,085)	3,686,524
Cash and cash equivalents, including restricted cash - beginning of period	48,607,574	9,914,867
Cash and cash equivalents, including restricted cash - end of period	$46,367,489	$13,601,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS

ADMA Biologics, Inc. (“ADMA” or the “Company”) is a vertically integrated commercial biopharmaceutical company that manufactures, markets and develops specialty plasma-derived biologics for the treatment of Primary Immune Deficiency Disease (“PIDD”) and the prevention and treatment of certain infectious diseases. The Company’s targeted patient populations include immune-compromised individuals who suffer from an underlying immune deficiency disorder or who may be immune-suppressed for medical reasons. ADMA operates through its wholly-owned subsidiaries ADMA BioManufacturing, LLC (“ADMA BioManufacturing”) and ADMA Bio Centers Georgia Inc. (“ADMA Bio Centers”). ADMA BioManufacturing was formed in January 2017 to facilitate the acquisition of the Biotest Therapy Business Unit (“BTBU”) from Biotest Pharmaceuticals Corporation (“BPC” and, together with Biotest AG, “Biotest”) as more fully described below. ADMA Bio Centers is the Company’s source plasma collection business, with facilities located in Norcross, GA, Marietta, GA and Kennesaw, GA. All three of the Company’s plasma collection facilities have approved licenses with the U.S. Food and Drug Administration (the “FDA”) and the Norcross, GA and Marietta, GA facilities have certifications from the German Health Authority (the “GHA”) and the Korean Ministry of Food and Drug Safety.

As discussed in Note 3, on June 6, 2017, ADMA completed the acquisition of certain assets (the “Biotest Assets”) of BTBU, which include two FDA-licensed products, Nabi-HB (Hepatitis B Immune Globulin, Human) and BIVIGAM (Immune Globulin Intravenous, Human), and a plasma fractionation manufacturing facility located in Boca Raton, FL (the “Boca Facility”) (the “Biotest Transaction”). In addition to Nabi-HB and BIVIGAM, BTBU provides contract manufacturing services for certain clients and also generates revenues from the sale of intermediate by-products which result from the immunoglobulin production process. The Boca Facility is FDA-licensed and certified by the GHA. Immediately following the closing of the Biotest Transaction, the Biotest Assets were contributed into ADMA BioManufacturing.

Nabi-HB is a hyperimmune globulin that is rich in antibodies to the hepatitis B virus. Nabi-HB is indicated for the treatment of acute exposure to blood containing hepatitis B surface antigen (“HBsAg”), prenatal exposure to infants born to HBsAg-positive mothers, sexual exposure to HBsAg-positive persons and household exposure to persons with acute Hepatitis B virus infection. FDA approval for Nabi-HB was received on March 24, 1999. Under ADMA’s leadership, the production of Nabi-HB resumed during the third quarter of 2017, resulting in subsequent commercial sales.

BIVIGAM is indicated for the treatment of primary humoral immunodeficiency. FDA approval for BIVIGAM was received on December 19, 2012, and sales commenced in the first quarter of 2013. In December 2016, Biotest temporarily suspended the commercial production of BIVIGAM in order to focus on the completion of planned improvements to the manufacturing process. ADMA resumed production of BIVIGAM during the fourth quarter of 2017. The Company submitted a Prior Approval Supplement (the “PAS”) for BIVIGAM to amend the FDA-approved Biologics License Application (“BLA”) for BIVIGAM and once approved, ADMA intends to relaunch BIVIGAM in the United States. The Prescription Drug User Fee Act (“PDUFA”) target action date for the PAS is December 18, 2018. The BIVIGAM inventory of three conformance batches produced in the fourth quarter of 2017 and the first quarter of 2018 was used in connection with, and as the basis for, the prepared and submitted PAS, which was accepted for review by the FDA in July 2018. Upon approval of the PAS by the FDA, the Company intends to relaunch BIVIGAM. This relaunch is expected to take place during the first half of 2019, at which time the Company believes the conformance lots currently in inventory can be labeled and released for commercial sale. The anticipated relaunch of BIVIGAM is dependent upon the timing of certain FDA decisions, production slots available with the Company’s contract fill/finish provider, approvals that may need to be obtained for product labeling as well as other commercial requirements and regulatory factors.

Prior to the closing of the Biotest Transaction in June 2017, BTBU was the Company’s third-party manufacturer for RI-002. In the third quarter of 2015, the FDA accepted for review the Company’s BLA for RI-002 (the “RI-002 BLA”) for the treatment of PIDD. In July 2016, the FDA issued a Complete Response Letter (the “CRL”) to the Company for the RI-002 BLA. Although the CRL did not cite any concerns with the clinical safety or efficacy data for RI-002 submitted in the RI-002 BLA, nor did the FDA request any additional clinical studies be completed prior to FDA approval of RI-002, the CRL reaffirmed the issues set forth in the November 2014 warning letter (the “Warning Letter”) that had been issued by the FDA to Biotest related to certain compliance issues identified at the Boca Facility, and also identified certain outstanding inspection issues and deficiencies at the Boca Facility and certain of the Company’s third-party vendors, and requested documentation of corrections for a number of these issues. The FDA indicated in the CRL that it cannot grant final approval of the BLA until, among other things, these deficiencies are resolved. Upon the completion of the Biotest Transaction, ADMA gained control over the regulatory, quality, general operations and drug substance manufacturing process at the Boca Facility, and the Company’s highest priority has been the remediation of the outstanding compliance issues that were identified at the Boca Facility in the Warning Letter. The Company has worked with a consulting firm consisting of quality management systems and biologics production subject matter experts in order to improve the FDA inspection classification relative to the Warning Letter compliance issues as indicated in the CRL. Based on communication received from the FDA in July 2018 following the April 2018 FDA compliance inspection of the Boca Facility, the Company has determined that this inspection of the Boca Facility has been successfully closed out and the site’s compliance status has subsequently been improved to Voluntary Action Indicated, as indicated on the FDA’s website inspection database. The Company responded to the CRL and resubmitted the RI-002 BLA on September 28, 2018. As part of the RI-002 BLA resubmission, ADMA produced three conformance batches of inventory during the first quarter of 2018, which was used in connection with such BLA submission. The Company believes that this RI-002 inventory can be used for commercial sale once the RI-002 BLA is approved by the FDA. In October 2018, the FDA acknowledged receipt of the Company’s RI-002 BLA resubmission and set a target action date under PDUFA of April 2, 2019. Upon approval of the RI-002 BLA by the FDA, the Company intends to commercialize RI-002 with a full commercial launch anticipated for the second half of 2019.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2018, the Company had working capital of $52.6 million, including $42.4 million of cash and cash equivalents. Based upon the Company’s current projected revenue and expenditures, including capital expenditures and regulatory and consulting fees for the remediation of the Warning Letter and ongoing discussions with the FDA, as well as continuing implementation of the Company’s commercialization and expansion activities and certain other assumptions, the Company’s management currently believes that its cash, cash equivalents, projected revenue and accounts receivable, along with the additional $10.0 million it is able to access under its senior credit facility, will be sufficient to fund ADMA’s operations, as currently conducted, into the second quarter of 2019. In order to have sufficient cash to fund its operations thereafter and to continue as a going concern, the Company will need to raise capital prior to the end of the second quarter of 2019. These estimates may change based upon how quickly the Company is able to execute on its quality management systems’ remediation plans for the ADMA BioManufacturing operations, timing of receipt of communications, determinations and feedback from the FDA regarding inspectional outcomes and remediation activities undertaken to date, commercial manufacturing ramp-up activities, timing of any potential product approvals and the various financing options available to the Company. The Company currently has no firm commitments for additional financing, and there can be no assurances that the Company will be able to secure additional financing on terms that are acceptable to the Company, or at all. Furthermore, if the Company’s assumptions underlying its estimated expenses and revenues are incorrect, it may have to raise additional capital sooner than currently anticipated.

Due to numerous risks and uncertainties associated with ongoing remediation efforts, regulatory review cycles and the research and development and potential future commercialization of its products and product candidates, the Company is unable to estimate with certainty the amounts of increased capital outlays and operating expenditures associated with its development activities. The Company’s current estimates may be subject to change as circumstances regarding its business requirements evolve. The Company may decide to raise capital through public or private equity offerings or debt financings, or obtain a bank credit facility or corporate collaboration and licensing arrangements. The sale of additional equity or debt securities, if convertible, could result in dilution to the Company’s stockholders and, in such event, the value and potential future market price of its common stock may decline. The incurrence of additional indebtedness would result in increased fixed obligations and could also result in covenants that would restrict the Company’s operations or other financing alternatives. Failure to secure any necessary financing in a timely manner and on commercially reasonable terms could have a material adverse effect on the Company’s business plan and financial performance and it could be forced to delay or discontinue its product development, clinical trial or commercialization activities, delay or discontinue the approval efforts for any of the Company’s potential products or potentially cease operations. The Company has reported losses since inception in June 2004 through September 30, 2018 of $198.4 million. Management believes that the Company will continue to incur net losses and negative net cash flows from operating activities to fund its research and development and commercial programs and to meet its obligations on a timely basis through the foreseeable future. As such, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts and the classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 29, 2018. These condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X, and therefore omit or condense certain footnotes and other information normally included in consolidated interim financial statements prepared in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of September 30, 2018 and its results of operations for the three and nine months ended September 30, 2018 and 2017 and cash flows for the nine months ended September 30, 2018 and 2017.

During the three and nine months ended September 30, 2018 and 2017, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying condensed consolidated statements of operations. In addition, certain prior year balances have been reclassified to conform to the current presentation. Specifically, Other current liabilities at December 31, 2017 of approximately $58,000 have been reclassified into Accrued expenses and other current liabilities in the accompanying consolidated balance sheets. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Fair value of financial instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents and accounts payable, are shown at cost which approximates fair value due to the short-term nature of these instruments. The debt outstanding under the Company’s senior secured term loan (see Note 4) approximates fair value due to the variable interest rate on this debt. With respect to the related party note payable in the amount of $15.0 million as of September 30, 2018 which is held by a principal stockholder of the Company and was issued concurrent with an acquisition transaction with an affiliate of such stockholder (see Note 4), the Company has concluded that an estimation of fair value for this note is not practicable.

Accounts receivable

Accounts receivable are reported at realizable value, net of allowances for contractual credits and doubtful accounts, which are recognized in the period the related revenue is recorded. At September 30, 2018, four customers accounted for an aggregate of 93% of the Company’s total accounts receivable, and at December 31, 2017, two customers accounted for approximately 79% of the Company’s total accounts receivable.

Inventories

Inventories, including plasma intended for resale and plasma intended for internal use in the Company's research and development and future anticipated commercialization activities, are carried at the lower of cost or net realizable value determined by the first-in, first-out method.  Research and development plasma used in engineering lots or clinical trials is processed to a finished product and subsequently expensed to research and development.

Although the Company expects that the BIVIGAM and RI-002 inventory produced during 2017 and 2018 will ultimately be available for commercial sale, due to uncertainties at the time of production surrounding the timing and outcome of any FDA determinations concerning the Warning Letter and the PAS that must be approved and/or closed-out by the FDA prior to this inventory being available for commercial sale, all costs related to the production of BIVIGAM during the nine months ended September 30, 2018 in the amount of $1.1 million have been charged to cost of product revenue in the accompanying consolidated statement of operations. In addition, the costs related to the manufacture of conformance lots of RI-002 during the nine months ended September 30, 2018 in the amount of $2.9 million were also charged to cost of product revenue.

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired by the Company. Goodwill at September 30, 2018 and December 31, 2017 was $3.5 million. All of the Company’s goodwill is attributable to its ADMA BioManufacturing business segment.

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Impairment of long-lived assets

The Company assesses the recoverability of its long-lived assets, which include property and equipment and definite-lived intangible assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the three and nine months ended September 30, 2018 and 2017, the Company determined that there was no impairment of its long-lived assets.

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

For the nine months ended September 30, 2018, three customers represented an aggregate of 90% of the Company’s consolidated revenues, with BPC representing 54% of the Company’s consolidated revenues and the other two customers representing an aggregate of 35% of the Company’s consolidated revenues. For the nine months ended September 30, 2017, sales to BPC represented 68% of the Company’s consolidated revenues, and another customer represented 8% of the Company’s consolidated revenues.

Cost of product revenue

Cost of product revenue includes expenses related to process development as well as scientific and technical operations when these operations are attributable to marketed products. When the activities of these operations are attributable to new products in development, the expenses are classified as research and development expenses.

Expenses associated with remediating the issues identified in the Warning Letter for the three and nine months ended September 30, 2018 were approximately $0.1 million and $1.3 million, respectively, and are reflected in cost of product revenue in the accompanying consolidated statements of operations. For the three and nine months ended September 30, 2017, these expenses totaled $2.0 million and $2.5 million. In addition, for the nine months ended September 30, 2018, all operating expenses associated with the Boca Facility, other than the Nabi-HB production that was capitalized into inventory, have been expensed as incurred.

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

Diluted loss per common share is calculated by dividing net loss attributable to common stockholders, as adjusted for the effect of dilutive securities, if any, by the weighted average number of shares of common stock and dilutive common stock outstanding during the period. Potentially dilutive common stock includes the shares of common stock issuable upon the exercise of outstanding stock options and warrants, using the treasury stock method. Potentially dilutive common stock is excluded from the diluted loss per common share computation to the extent that it would be anti-dilutive. As a result, no potentially dilutive securities are included in the computation of any of the accompanying diluted loss per share amounts as the Company reported a net loss for all periods presented. For the nine months ended September 30, 2018 and 2017, the following securities were excluded from the calculation of diluted loss per common share because of their anti-dilutive effects:

	For the Three and Nine Months Ended September 30,
	2018	2017
Stock options	4,278,324	3,282,792
Warrants	528,160	188,859
	4,806,484	3,471,651

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

During the three and nine months ended September 30, 2018, the Company granted options to purchase an aggregate of 61,800 and 1,044,700 shares of common stock, respectively, to its directors and employees, and during the nine months ended September 30, 2018, the Company granted options to purchase 20,000 shares of common stock to a third party service provider. During the three and nine months ended September 30, 2017, the Company granted options to purchase an aggregate of 86,000 and 1,942,595 shares of common stock, respectively, to its directors and employees.

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

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2018 and December 31, 2017. The Company is subject to income tax examinations by major taxing authorities for all tax years since 2013 and its tax returns may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. No interest expense or penalties have been recognized as of September 30, 2018 and December 31, 2017. During the three and nine months ended September 30, 2018 and 2017, the Company recognized no adjustments for uncertain tax positions.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted, which included a reduction of the corporate income tax rate from 35% to 21%. This portion of the TCJA resulted in a reduction to the Company’s net deferred tax assets before valuation allowance of $17.2 million for the year ended December 31, 2017, with a corresponding $17.2 million reduction in the Company’s valuation allowance, resulting in no net impact to the Company’s tax provision. The Company expects to complete its analysis related to the TCJA and its impact on the Company’s consolidated financial statements, including the re-measurement of deferred tax assets and liabilities for the change in the corporate income tax rate, during the fourth quarter of 2018. However, the Company does not expect that the completion of this analysis will have a material impact on its consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. ASU 2016-02 requires modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Based on the lease agreements the Company had in place as of September 30, 2018, and after giving effect to the Company’s obligation to transfer ownership of two of its plasma collection centers to Biotest on January 1, 2019 (see Note 3), the Company does not believe this new standard will have a material impact on its consolidated financial statements and related disclosures.

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

On June 6, 2017, ADMA completed the acquisition of the Biotest Assets from BPC. As a result of this transaction, the Company acquired Nabi-HB, BIVIGAM, the Boca Facility and certain other assets of BTBU. The acquisition of the Biotest Assets expanded the Company’s product offering with two FDA-approved products while providing direct control over the manufacturing and regulatory processes impacting the Company’s RI-002 product candidate, including remediation of the Warning Letter as well as certain other remediation matters affecting the Boca Facility. Pursuant to the acquisition, the Company issued to Biotest 4,295,580 voting shares of its common stock and 8,591,160 shares of non-voting common stock (the “NV Biotest Shares”). The Company will also transfer ownership of two of its plasma centers to Biotest on January 1, 2019 as additional consideration, which are reflected as non-current assets in the accompanying consolidated balance sheets at September 30, 2018 and December 31, 2017 in the amount of $1.2 million and $1.5 million, respectively.

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

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Revenues:
As reported	$4,729,411	$10,757,683
Pro forma	$4,729,411	$29,021,453

Net loss
As reported	$(15,202,715)	$(30,776,173)
Pro forma	$(15,202,715)	$(40,029,464)

Basic and diluted net loss per share:
As reported	$(0.59)	$(1.67)
Pro forma	$(0.59)	$(1.55)

On May 14, 2018, the Company, ADMA BioManufacturing and ADMA Bio Centers entered into a Share Transfer, Amendment and Release Agreement with BPC, Biotest AG, Biotest US Corporation and The Biotest Divestiture Trust (the “Biotest Trust”) (the “Biotest Transfer Agreement”) whereby BPC transferred to the Company, for no cash consideration, the NV Biotest Shares. Immediately upon transfer of the NV Biotest Shares to the Company, the shares were retired and are no longer available for issuance. The retired NV Biotest Shares comprised approximately 19% of the total outstanding common stock of the Company as of May 14, 2018. In exchange for the transfer and retirement of the NV Biotest Shares, the Company (i) granted Biotest and its successors and assigns a release from all potential past, present and future indemnity claims arising under the Master Purchase and Sale Agreement, dated as of January 21, 2017, and (ii) relinquished its rights to, under certain circumstances, repurchase the two FDA-approved plasma collection centers required to be transferred to BPC on January 1, 2019. In addition, pursuant to the Biotest Transfer Agreement, BPC waived and terminated its rights to name a director and an observer to the Company’s Board of Directors (the “Board”). As BPC has made public statements regarding the U.S. Government required divestiture of all of BPC’s U.S. assets in connection with the sale of Biotest AG to CREAT Group Corporation, pursuant to the Biotest Transfer Agreement BPC transferred its remaining 10,109,534 shares of the Company’s common stock to the Biotest Trust on July 24, 2018, and the Biotest Trust is bound by all obligations of and has all of the remaining rights of BPC under that certain (i) Stockholders Agreement dated as of June 6, 2017, by and between the Company and BPC, as amended by the Biotest Transfer Agreement, and (ii) Registration Rights Agreement, dated as of June 6, 2017, by and between the Company and BPC, as amended by the Biotest Transfer Agreement. Furthermore, subject to the terms contained in the Biotest Transfer Agreement, for a 90-day period following BPC’s transfer of the remaining shares of ADMA common stock to the Biotest Trust, the Biotest Trust granted the Company a right of first negotiation for the purchase of the remaining shares of common stock held by the Biotest Trust, which right expired on October 22, 2018.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	DEBT

Senior Notes Payable

A summary of outstanding senior notes payable is as follows:

	September 30, 2018	December 31, 2017

Notes payable:	$30,000,000	$30,000,000
Less:
Debt discount	(3,846,457)	(4,631,542)
Senior notes payable	$26,153,543	$25,368,458

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

Borrowings under the Credit Agreement bear interest at a rate per annum equal to LIBOR plus 9.50% with a 1% LIBOR floor; provided, however, that in the event that the Company achieves sales of not less than $61.7 million for the 2018 calendar year and the Tranche Two Loan has been funded, then the interest rate on the borrowings under the Credit Agreement will decrease to LIBOR plus 7.75% with a 1% LIBOR floor. During an Event of Default under the Credit Agreement, the outstanding amount of indebtedness under the Credit Agreement will bear interest at a rate per annum equal to the interest rate then applicable to the borrowings under the Credit Agreement plus 5% per annum. Quarterly cash interest payments are due the first business day of each March, June, September and December, beginning on December 1, 2017. During the nine months ended September 30, 2018, the interest rate on the Tranche One Note ranged from 10.99% to 11.82%.

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

The Credit Agreement also required the establishment of a debt service reserve account, and the Company is required to maintain a certain minimum level of liquidity at all times. Liquidity is defined in the Credit Agreement as cash held in the debt service reserve account and any other deposit account subject to a control agreement with the Administrative Agent, and the required liquidity amount is reflected as restricted cash in the accompanying consolidated balance sheets as of September 30, 2018 and December 31, 2017. The minimum liquidity requirement was $4.0 million and $5.5 million as of September 30, 2018 and December 31, 2017, respectively. On May 31, 2018, the Credit Agreement was amended to reduce the minimum liquidity requirement to $5.25 million, and $250,000 was released from the debt service reserve account to the Company on June 25, 2018. On June 26, 2018, the Lender and the Administrative Agent acknowledged that the Company had met the requirements regarding its leased properties as set forth in Credit Agreement, and an additional $1.25 million was released from the debt service reserve account to the Company.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying consolidated balance sheets and statements of cash flows:

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$42,367,489	$43,107,574
Restricted cash included in current assets	—	1,500,000
Restricted cash included in long-term assets	4,000,000	4,000,000
Total cash, cash equivalents and restricted cash as shown in the consolidated statements of cash flows	$46,367,489	$48,607,574

The Credit Agreement also contains customary Events of Default which include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material contracts and events constituting a change of control. The occurrence of an Event of Default could result in, among other things, the termination of commitments under the Credit Facility and the declaration that all outstanding Loans are immediately due and payable in whole or in part. At September 30, 2018 and December 31, 2017, the Company was in compliance with all of the covenants contained in its senior lending agreements.

Related Party Note Payable

A summary of the outstanding related party note payable is as follows:

	September 30, 2018	December 31, 2017
Biotest - Gross proceeds	$15,000,000	$15,000,000
Less:
Debt discount	(134,019)	(157,604)
Note payable - related party	$14,865,981	$14,842,396

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the acquisition of the Biotest Assets (see Note 3), ADMA BioManufacturing issued a subordinated note payable to Biotest and in connection therewith received cash proceeds of $15.0 million. The note bears interest at a rate of 6.0% per annum and matures on June 6, 2022. The Company is obligated to make semi-annual interest payments, with all principal and unpaid interest due at maturity. The note is subordinate to all amounts outstanding under the Credit Agreement. In the event of default, all principal and unpaid interest is due on demand. The subordinated note also contains several non-financial covenants with which the Company was in compliance as of September 30, 2018.

On July 20, 2018, in connection with the U.S. Government required divestiture of all of BPC’s U.S. assets in connection with the sale of Biotest AG to CREAT Group Corporation, Biotest AG, BPC, ADMA BioManufacturing and the Company entered into an Assignment and Assumption Agreement whereby BPC transferred to Biotest AG all of its obligations, rights, title and interest in the subordinated loan agreement under which the Company borrowed $15.0 million from BPC.

5.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is currently authorized to issue up to 10 million shares of preferred stock, $0.0001, par value per share. There were no shares of preferred stock outstanding at September 30, 2018 and December 31, 2017.

Common Stock

As of September 30, 2018 and December 31, 2017, the Company was authorized to issue 75,000,000 shares of its common stock, and 46,351,243 and 36,725,499 shares of common stock, respectively, were outstanding. After giving effect to shares reserved for the issuance of warrants and stock options, as of September 30, 2018, 23,842,273 shares of common stock were available for issuance.

On May 14, 2018, pursuant to the Biotest Transfer Agreement, all 8,591,160 shares of the Company’s non-voting common stock (see Note 3) were transferred from Biotest to the Company and the shares were immediately retired and are no longer available for issuance.

In June 2018, the Company completed an underwritten public offering of 9,623,430 shares of common stock for gross proceeds of $46.0 million. The Company received net proceeds from this offering, after underwriters’ commissions and other offering expenses, of $42.9 million. The net proceeds have been and will continue to be used, among other things, (i) for continued remediation and ongoing improvements and enhancements at the Boca Facility, (ii) to submit the PAS for, and relaunch of, BIVIGAM, (iii) to resubmit the RI-002 BLA, (iv) for expenses associated with obtaining with FDA approval of ADMA’s third plasma collection facility, and (v) for general corporate purposes and other capital expenditures.

Equity Incentive Plan

The fair value of stock options granted under the Company’s 2007 Employee Stock Option Plan (the “2007 Plan”) and the ADMA Biologics, Inc. 2014 Omnibus Incentive Compensation Plan, as amended and restated (the “2014 Plan”), was determined on the date of grant using the Black-Scholes option valuation model. The Black-Scholes model was developed for use in estimating the fair value of publicly traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of certain subjective assumptions including the expected stock price volatility. The stock options granted to employees and directors have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. The following assumptions were used to determine the fair value of options granted during the nine months ended September 30, 2018 and 2017:

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30,
	2018	2017

Expected term	5.8 - 6.3 years	5.8 - 6.3 years
Volatility	54-57%	58-64%
Dividend yield	0.0	0.0
Risk-free interest rate	2.40-2.97%	1.60-2.29%

The weighted average remaining contractual life of stock options outstanding and expected to vest at September 30, 2018 is 7.7 years. The weighted average remaining contractual life of stock options exercisable at September 30, 2018 is 6.2 years.

A summary of the Company’s option activity under the 2007 Plan and 2014 Plan and related information is as follows:

	Nine Months Ended
	September 30, 2018
	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	3,276,043	$5.52
Forfeited	(46,285)	$4.05
Expired	(12,446)	$8.03
Granted	1,064,700	$3.99
Exercised	(3,688)	$3.14
Outstanding at end of period and expected to vest	4,278,324	$5.15

Options exercisable	2,026,707	$6.51

During the nine months ended September 30, 2018, an aggregate of 1,959 option shares were exercised in cashless exercise transactions resulting in the issuance of an aggregate of 585 shares of common stock, and 1,729 option shares were exercised for cash. Stock-based compensation expense for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Research and development	$84,588	$141,405	$246,231	$262,822
Plasma centers	7,836	10,341	22,682	36,288
Selling, general and administrative	444,651	331,946	1,245,702	726,062
Cost of product revenue	40,506	22,038	113,141	27,798

Total stock-based compensation expense	$577,581	$505,730	$1,627,756	$1,052,970

As of September 30, 2018, the Company had $4.7 million of unrecognized compensation expense related to options granted under the Company’s equity incentive plans, which is expected to be recognized over a weighted-average period of 2.7 years.

6.	INVENTORIES

The following table provides the components of inventories:

	September 30, 2018	December 31, 2017

Raw materials	$10,247,437	$10,143,149
Work-in-progress	1,440,168	1,265,339
Finished goods	2,189,829	1,219,693
Total inventories	$13,877,434	$12,628,181

Inventories are stated at the lower of cost or net realizable value with cost being determined on the first-in, first-out method. Finished goods inventories as of September 30, 2018 is comprised of Nabi-HB, a portion of which is recorded at fair value as part of the purchase price allocation of the Biotest Assets acquired, and plasma collected at ADMA Bio Centers which is expected to be sold. Raw materials includes materials expected to be used in the production of Nabi-HB, BIVIGAM and RI-002. All other activities and materials associated with the production of inventories used in research and development activities are expensed as incurred.

7.	INTANGIBLE ASSETS

Intangible assets at September 30, 2018 and December 31, 2017 consist of the following:

	September 30, 2018			December 31, 2017
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Trademark and other intangible rights related to Nabi-HB	$4,100,046	$780,961	$3,319,085	$4,100,046	$341,670	$3,758,376
Rights to intermediates	907,421	172,842	734,579	907,421	75,618	831,803
Customer contract	1,076,557	914,575	161,982	1,076,557	817,386	259,171
	$6,084,024	$1,868,378	$4,215,646	$6,084,024	$1,234,674	$4,849,350

All of the Company’s intangible assets were acquired in the Biotest Transaction. Amortization expense related to these intangible assets for the three and nine months ended September 30, 2018 was $0.2 million and $0.6 million, respectively. Amortization expense for the three and nine months ended September 30, 2017 was $0.3 million. Estimated aggregate future aggregate amortization expense for the next five years is expected to be as follows:

Remainder of 2018	$211,435
2019	844,938
2020	715,352
2021	715,352
2022	715,352

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and related accumulated depreciation are summarized as follows:

	September 30, 2018	December 31, 2017
Manufacturing and laboratory equipment	$7,386,573	$7,148,405
Office equipment and computer software	1,598,565	1,086,756
Furniture and fixtures	1,136,623	1,136,623
Construction in process	1,460,984	738,093
Leasehold improvements	1,650,029	1,642,903
Land	4,339,441	4,339,441
Buildings and building improvements	15,670,559	15,660,559
	33,242,774	31,752,780
Less: Accumulated depreciation	(2,880,145)	(1,285,922)
Total property, plant and equipment, net	$30,362,629	$30,466,858

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

The Company recorded depreciation expense on property and equipment for the three and nine months ended September 30, 2018 of $0.6 million and $1.9 million, respectively, which includes $0.1 million and $0.3 million, respectively, of depreciation expense on the plasma assets to be transferred (see Note 3). Depreciation expense for the three and nine months ended September 30, 2017 was $0.6 million and $0.9 million, respectively.

9.	RELATED PARTY TRANSACTIONS

The Company leases an office building and equipment from Areth, LLC (“Areth”) on a month-to-month basis pursuant to a shared services agreement, effective as of January 1, 2016, as amended effective September 25, 2017 and September 27, 2018 (the “Areth Agreement”). Monthly rent on this facility is $10,000. Rent expense under the Areth Agreement for the three and nine months ended September 30, 2018 was $30,000 and $90,000, respectively. Rent expense for the three and nine months ended September 30, 2017 was $48,000 and $144,000, respectively. Areth is a company controlled by Dr. Jerrold B. Grossman, the Company’s Vice Chairman of the Board, and Adam Grossman, the Company’s President and Chief Executive Officer.

As part of the Biotest Transaction, the Company issued a $15.0 million subordinated note payable to Biotest (see Note 4), and recognized interest expense on this note for the three and nine months ended September 30, 2018 in the amount of $0.2 and $0.7 million, respectively. Interest expense on this note for the three and nine months ended September 30, 2017 was $0.2 million and $0.3 million, respectively.

For the three and nine months ended September 30, 2018 and 2017, the Company recognized revenues under its out-licensing agreements with Biotest of approximately $36,000 and $107,000, respectively. Deferred revenue of $2.6 million and $2.7 million as of September 30, 2018 and December 31, 2017, respectively, is related to these agreements.

Biotest is the Company’s largest customer for the sale of normal source plasma. Plasma sales to Biotest for the three and nine months ended September 30, 2018 were $2.2 million and $7.0 million, respectively. For the three and nine months ended September 30, 2017, plasma sales to Biotest were $2.8 million and $7.3 million, respectively. Accounts receivable includes $1.0 million and $1.2 million due from Biotest as of September 30, 2018 and December 31, 2017, respectively. Additionally, Biotest is a supplier of plasma to ADMA. For the three and nine months ended September 30, 2018, the Company purchased $1.7 million and $2.5 million, respectively, of plasma from Biotest. Plasma purchases from Biotest for the three and nine months ended September 30, 2017 were $1.4 million and $1.7 million, respectively. Included in accounts payable is $1.8 million and $0.1 million due to Biotest as of September 30, 2018 and December 31, 2017, respectively. The following table summarizes the related party balances with Biotest:

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Sale and purchase of plasma
Product revenue	$2,207,312	$2,808,640	$7,009,380	$7,262,915
Purchases	1,694,999	1,411,500	2,529,788	1,735,640

License revenue	35,708	35,708	107,125	107,125

Interest expense	230,000	230,000	682,500	290,000

	September 30,	December 31,
	2018	2017
Accounts receivable	$1,005,971	$1,245,677
Accounts payable	1,791,354	139,939
Accrued expenses	19,661	314,820
Note payable, net of discount	14,865,981	14,842,396
Accrued interest	292,500	65,000
Deferred revenue	2,582,908	2,690,033

In connection with the acquisition of the Biotest Assets, the Company entered into a Transition Services Agreement with BPC pursuant to which each of the Company and BPC agreed to provide transition services to the other party, including services related to finance, human resources, information technologies, leasing of equipment and clinical and regulatory services for a period of up to 24 months after the June 6, 2017 closing date, as well as agreements to lease certain laboratory space within the Boca Facility to BPC for a period of up to 24 months after the closing date of the acquisition transaction. As of September 30, 2018 and December 31, 2017, approximately $20,000 and $0.3 million, respectively, was payable by the Company to BPC for services rendered and expenses incurred on behalf of the Company related to these agreements. This amount is reflected in accrued expenses in the accompanying consolidated balance sheets.  The services component of amounts billed to the Company by BPC for the three months and nine months ended September 30, 2018 was not material to the Company’s consolidated financial statements.

Under the terms of the acquisition of the Biotest Assets, the Company will transfer ownership of two plasma collection centers to BPC on January 1, 2019. The Company has estimated the fair value of these assets to be $12.6 million, and the obligation to transfer these assets to Biotest is reflected in non-current liabilities in the accompanying consolidated balance sheet as of September 30, 2018 and December 31, 2017.

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

Other commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of September 30, 2018. The Company does not anticipate recognizing any significant losses relating to these arrangements.

11.	SEGMENTS

The Company is engaged in the manufacture, marketing and development of specialty plasma-derived biologics. The Company’s operating segments reflect the consummation of the Biotest Transaction on June 6, 2017 (see Notes 1 and 3), and the nature of its operations subsequent to the close of the transaction. The Company’s ADMA BioManufacturing segment reflects the Company’s immune globulin manufacturing and development operations in Boca Raton, FL, acquired on June 6, 2017 (see Note 3). The Plasma Collection Centers segment consists of three FDA-licensed source plasma collection facilities located in Georgia. The Corporate segment includes general and administrative overhead expenses. The Company defines its segments as those business units whose operating results are regularly reviewed by the chief operating decision maker (“CODM”) to analyze performance and allocate resources. The Company’s CODM is its President and Chief Executive Officer. Summarized financial information concerning reportable segments is shown in the following tables:

Three Months Ended September 30, 2018
	ADMA BioManufacturing	Plasma Collection Centers	Corporate	Consolidated

Revenues	$1,985,630	$2,208,972	$35,708	$4,230,310

Cost of product revenue	7,671,279	1,492,830	—	9,164,109

Loss from operations	(10,214,933)	(1,257,196)	(2,319,271)	(13,791,400)

Interest and other expense, net	(255,410)	849	(1,089,524)	(1,344,085)

Net loss	(10,470,343)	(1,256,347)	(3,408,795)	(15,135,485)

Total assets	56,123,178	5,524,105	44,697,817	106,345,100

Depreciation and amortization expense	651,317	191,547	4,193	847,057

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2018
	ADMA BioManufacturing	Plasma Collection Centers	Corporate	Consolidated

Revenues	$5,796,597	$7,025,144	$107,125	$12,928,866

Cost of product revenue	26,334,602	4,717,917	—	31,052,519

Loss from operations	(32,656,560)	(3,238,013)	(7,846,711)	(43,741,284)

Interest and other expense, net	(732,623)	(22)	(3,231,529)	(3,964,174)

Net loss	(33,389,183)	(3,238,035)	(11,078,240)	(47,705,458)

Capital expenditures	772,339	504,255	—	1,276,594

Depreciation and amortization expense	1,922,448	581,059	18,989	2,522,496

Three Months Ended September 30, 2017
	ADMA BioManufacturing	Plasma Collection Centers	Corporate	Consolidated

Revenues	$1,879,921	$2,813,782	$35,708	$4,729,411

Cost of product revenue	9,552,128	1,738,988	—	11,291,116

Loss from operations	(10,532,500)	(507,900)	(3,387,360)	(14,427,760)

Interest and other expense, net	(237,548)	—	(537,407)	(774,955)

Net loss	(10,770,048)	(507,900)	(3,924,767)	(15,202,715)

Total assets	55,452,496	3,517,274	13,843,710	72,813,480

Depreciation and amortization expense	723,098	102,263	10,710	836,071

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2017
	ADMA BioManufacturing	Plasma Collection Centers	Corporate	Consolidated

Revenues	$2,419,144	$8,231,414	$107,125	$10,757,683

Cost of product revenue	12,050,984	5,190,438	—	17,241,422

Loss from operations	(13,650,801)	(1,621,364)	(13,494,466)	(28,766,631)

Interest and other expense, net	(299,535)	—	(1,710,007)	(2,009,542)

Net loss	(13,950,336)	(1,621,364)	(15,204,473)	(30,776,173)

Depreciation and amortization expense	881,496	309,606	40,163	1,231,265

Capital expenditures	360,000	291,194	15,263	666,457

12.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information for the nine months ended September 30, 2018 and 2017 is as follows:

	2018	2017
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$3,063,219	$1,217,524
Noncash Financing and Investing Activities:
Equipment acquired reflected in accounts payable and accrued liabilities	$533,921	$1,363,563
Equipment acquired through capital lease	$165,644	$—
Assets acquired through the issuance of common stock and liabilities assumed	$—	$60,161,629

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

OVERVIEW

Our Business

ADMA Biologics, Inc. (the “Company”, “ADMA”, “we”, “us” or “our”) is a vertically integrated commercial biopharmaceutical company that manufactures, markets and develops specialty plasma-derived biologics for the treatment of Primary Immune Deficiency Disease (“PIDD”), and the prevention and treatment of certain infectious diseases. Our targeted patient populations include immune-compromised individuals who suffer from an underlying immune deficiency disorder or who may be immune-suppressed for medical reasons. We currently have two approved products: Nabi-HB, which is currently marketed and indicated for the treatment of acute exposure to blood containing Hepatitis B surface antigen (“HBsAg”); and BIVIGAM, which is indicated for the treatment of primary humoral immunodeficiency. We are also developing a pipeline of plasma-derived therapeutics, including our lead pipeline product candidate, RI-002, for the treatment of PIDD. RI-002 is currently under FDA review with a target action due date under the Prescription Drug User Fee Act (“PDUFA”) of April 2, 2019. Our products and product candidates are intended to be used by physician specialists focused on caring for immune-compromised patients with or at risk for certain infectious diseases. Through our wholly-owned subsidiary, ADMA Bio Centers Georgia, Inc. (“ADMA Bio Centers”), we operate three U.S. Food and Drug Administration (the “FDA”)-licensed source plasma collection facilities located in the United States, two of which are certified by the German Health Authority (“GHA”) and Korean Ministry of Food and Drug Safety (“KMFDS”).

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

On May 14, 2018, we, ADMA BioManufacturing and ADMA Bio Centers entered into a Share Transfer, Amendment and Release Agreement with BPC, Biotest AG, Biotest US Corporation and The Biotest Divestiture Trust (the “Biotest Trust”) (the “Biotest Transfer Agreement”) whereby BPC transferred to us, for no cash consideration, 8,591,160 shares of our non-voting common stock, previously issued to BPC in connection with the Biotest Transaction and representing 100% of our issued and outstanding non-voting common stock (the “NV Biotest Shares”) and 19% of our total outstanding common stock, $0.0001 par value per share (the “Common Stock”), as of May 14, 2018. Immediately upon transfer of the NV Biotest Shares to us, the shares were retired and are no longer available for issuance. In exchange for the transfer and retirement of the NV Biotest Shares, we have (i) granted Biotest and its successors and assigns a release from all potential past, present and future indemnity claims arising under that certain Master Purchase and Sale Agreement, dated as of January 21, 2017 (as amended, restated, supplemented or otherwise modified from time to time, the “Purchase Agreement”), with BPC, and for certain limited purposes set forth in the Purchase Agreement, Biotest AG and Biotest US (together with Biotest AG, the “Biotest Guarantors”), and (ii) relinquished our rights to repurchase our two FDA-approved plasma collection centers required to be transferred to BPC on January 1, 2019. In addition, pursuant to the Biotest Transfer Agreement, BPC waived and terminated its rights to name a director and an observer to our Board of Directors (the “Board”). As BPC has made public statements regarding the U.S. Government required divestiture of all of BPC’s U.S. assets in connection with the sale of Biotest AG to CREAT Group Corporation, pursuant to the Biotest Transfer Agreement BPC, on July 24, 2018 BPC transferred its remaining 10,109,534 shares of our Common Stock to the Biotest Trust, and the Biotest Trust is bound by all obligations of and has all of the remaining rights of BPC under that certain (i) Stockholders Agreement dated as of June 6, 2017, by and between us and BPC, as amended by the Biotest Transfer Agreement, and (ii) Registration Rights Agreement, dated as of June 6, 2017, by and between us and BPC, as amended by the Biotest Transfer Agreement. Furthermore, subject to the terms contained in the Biotest Transfer Agreement, for a 90-day period following the date of the transfer of the remaining ADMA shares to the Biotest Trust, the Biotest Trust has granted us a right of first negotiation for the purchase of the remaining shares of Common Stock held by the Biotest Trust, which right expired on October 22, 2018.

Our Marketed Products

Nabi-HB

Nabi-HB is a hyperimmune globulin that is rich in antibodies to the Hepatitis B virus. Nabi-HB is a purified human polyclonal antibody product collected from plasma donors who have been previously vaccinated with a Hepatitis B vaccine. Nabi-HB is indicated for the treatment of acute exposure to blood containing HBsAg, prenatal exposure to infants born to HBsAg-positive mothers, sexual exposure to HBsAg-positive persons and household exposure to persons with acute Hepatitis B virus infection. Hepatitis B is a potentially life-threatening liver infection caused by the Hepatitis B virus. It is a major global health problem. It can cause chronic infection and puts people at high risk of death from cirrhosis and liver cancer. Nabi-HB has a well-documented record of long-term safety and effectiveness since its initial market introduction. FDA approval for Nabi-HB was received on March 24, 1999. Biotest acquired Nabi-HB from Nabi Biopharmaceuticals in 2007. Under our leadership, production of Nabi-HB at the Boca Facility resumed during the third quarter of 2017 and we continue to produce and release this product as demand indicates.

BIVIGAM

BIVIGAM is an intravenous immune globulin indicated for the treatment of primary humoral immunodeficiency. This includes, but is not limited to, agammaglobulinemia, common variable immunodeficiency, Wiskott-Aldrich syndrome and severe combined immunodeficiency. These primary immunodeficiencies (“PIs”) are a group of genetic disorders. Initially thought to be very rare, it is now believed that as many as one in every 1,200-2,000 people has some form of PI. BIVIGAM contains a broad range of antibodies similar to those found in normal human plasma. These antibodies are directed against bacteria and viruses, and help to protect PI patients against serious infections. BIVIGAM is a purified, sterile, ready-to-use preparation of concentrated Immunoglobulin G (“IgG”) antibodies. Antibodies are proteins in the human immune system that work to defend against disease. FDA approval for BIVIGAM was received on December 19, 2012, and sales commenced in the first quarter of 2013. In December 2016, BPC temporarily suspended the commercial production of BIVIGAM in order to focus on the completion of planned improvements to the manufacturing process. We resumed production of BIVIGAM utilizing our optimized intravenous immunoglobulin (“IVIG”) manufacturing process with two conformance lots in the fourth quarter of 2017 and a third conformance lot in the first quarter of 2018. We filed a Prior Approval Supplement (the “PAS”) with the FDA during the first half of 2018 to include the ADMA optimization improvements for BIVIGAM, and the PAS was accepted for review by the FDA in July 2018, and the Prescription Drug User Fee Act (“PDUFA”) target action date for the PAS is December 18, 2018. The BIVIGAM inventory of three conformance batches produced in the fourth quarter of 2017 and the first quarter of 2018 was used in connection with, and as the basis for, the prepared and submitted PAS. Upon FDA approval of the PAS, we anticipate being in a position to relaunch BIVIGAM during the first half of 2019, at which time we believe the conformance lots currently in inventory can be labeled and released for commercial sale. The anticipated relaunch of BIVIGAM is dependent upon the timing of certain FDA decisions, production slots available with our contract fill/finish provider, approvals that may need to be obtained for product labeling as well as other commercial requirements and regulatory factors.

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

Compliance Status Update for RI-002 CRL Response and BLA Resubmission

We have been working with a consulting firm consisting of quality management systems and biologics production subject matter experts in order to improve the FDA inspection classification relative to the Warning Letter compliance issues as indicated in the CRL. Based on official communication received in an Establishment Inspection Report from the FDA in July 2018 following the April 2018 FDA compliance inspection of the Boca Facility, we have determined that the April 2018 inspection has been successfully closed out and the site’s compliance status has subsequently been improved to Voluntary Action Indicated (“VAI”), as indicated on the FDA’s website inspection database. We believe that this VAI compliance classification is acceptable for the FDA to grant approvals for new applications. As such, we responded to the CRL and resubmitted the RI-002 BLA on September 28, 2018. As part of the RI-002 BLA resubmission, we produced three conformance batches of inventory during the first quarter of 2018, which was used in connection with such BLA submission. We believe that this RI-002 inventory can be used for commercial sale once the RI-002 BLA is approved by the FDA. In October of 2018, the FDA acknowledged receipt of our RI-002 BLA resubmission and set a target action date under PDUFA of April 2, 2019. Upon approval of the RI-002 BLA by the FDA, we intend to commercialize RI-002 with a full commercial launch anticipated for the second half of 2019.

Plasma Collection Facilities

ADMA Bio Centers, our wholly-owned subsidiary, currently operates three FDA-licensed source plasma collection facilities located in the United States, two of which are GHA and KMFDS-certified. ADMA Bio Centers provides us with a portion of our blood plasma for the manufacture of our products and product candidates. A typical plasma collection center, such as those operated by ADMA Bio Centers, can collect approximately 30,000 to 50,000 liters of source plasma annually, which may be sold for different prices depending upon the type of plasma, quantity of purchase and market conditions at the time of sale. Plasma collected from ADMA Bio Centers' facilities that is not used to manufacture our products or product candidates is sold to third-party customers in the United States, and other locations where we are approved globally under supply agreements or in the open “spot” market. As part of the purchase price to acquire the Biotest Assets, we agreed to transfer ownership of two of our plasma collection facilities to BPC on January 1, 2019.

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

Revenue Recognition

Revenues for the three and nine months ended September 30, 2018 are comprised of (i) revenues from Nabi-HB, (ii) product revenues from the sale of human plasma collected from our plasma collection centers segment; and (iii) license and other revenues primarily attributable to the out-licensing of RI-002 to Biotest to market and sell this product in Europe and selected countries in North Africa and the Middle East. Biotest has provided us with certain services and financial payments in accordance with the related Biotest license agreement and is obligated to pay us certain amounts in the future if certain milestones are achieved. Deferred revenue is amortized into income for a period of approximately 22 years, the term of the Biotest license agreement.

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

For the nine months ended September 30, 2018, three customers represented an aggregate of 90% of our consolidated revenues, with BPC, Amerisource Bergen (“AB”) and McKesson Corporation (“McKesson”) representing 54%, 16% and 20%, respectively, of the Company’s consolidated revenues. For the nine months ended September 30, 2017, sales to BPC represented 68% of the Company’s consolidated revenues, and sales to SK Plasma Co., Ltd. (“SK”) represented 8% of our consolidated revenues.

Accounts Receivable

Accounts receivable are reported at realizable value, net of allowances for contractual credits and doubtful accounts, which are recognized in the period the related revenue is recorded. At September 30, 2018, four customers represented an aggregate of 93% of our total accounts receivable, with McKesson, AB, BPC and Sanofi Pasteur S.A. (“Sanofi”) representing approximately 35%, 25%, 22% and 11%, respectively, of our consolidated accounts receivable. At December 31, 2017, Sanofi and BPC represented 48% and 30%, respectively, of our total accounts receivable.

Cost of Product Revenue

Cost of product revenue includes expenses related to process development as well as scientific and technical operations when these operations are attributable to marketed products. When the activities of these operations are attributable to new products in development, the expenses are classified as research and development expenses. Expenses associated with remediating the issues identified in the Warning Letter for the three and nine months ended September 30, 2018 of approximately $0.1 million and $1.3 million, respectively, are expensed as incurred and are reflected in cost of product revenue. In addition, for the nine months September 30, 2018, all operating expenses associated with the Boca Facility, other than the limited Nabi-HB production that was capitalized into inventory, were expensed as incurred.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the grantee’s requisite vesting period on a straight-line basis. For the purpose of valuing stock options granted to our employees, directors and officers, we use the Black-Scholes option pricing model. During the three and nine months ended September 30, 2018, we granted options to purchase an aggregate of 61,800 and 1,044,700 shares of Common Stock, respectively, to our directors and employees, and during the nine months ended September 30, 2018, we granted options to purchase 20,000 shares of Common Stock to a third party service provider. During the three and nine months ended September 30, 2017, we granted options to purchase an aggregate of 86,000 and 1,942,595 shares of Common Stock, respectively, to our directors and employees.

Research and Development Expenses

Our research and development (“R&D”) costs are expensed as incurred, including costs associated with (i) planning and conducting clinical trials; (ii) plasma storage and transportation costs for RI-002 (iii) quality testing, validation, regulatory consulting and filing fees; and (iv) employees’ compensation expenses directly related to R&D activities.

Impairment of Long-Lived Assets

We assess the recoverability of our long-lived assets, which include property and equipment and definite-lived intangible assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the three and nine months ended September 30, 2018 and 2017, we determined that there was no impairment of our long-lived assets.

Goodwill is not amortized, but is assessed for impairment on an annual basis or more frequently if impairment indicators exist. We have the option to perform a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill and other intangible assets. If we were to conclude that this is the case, then we must perform a goodwill impairment test by comparing the fair value of the reporting unit to its carrying value. An impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value, with the impairment loss recognized not to exceed the total amount of goodwill allocated to that reporting unit. We did not recognize any impairment charges related to goodwill for the nine months ended September 30, 2018.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. ASU 2016-02 requires modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Based on the lease agreements we had in place as of September 30, 2018, and after giving effect to our obligation to transfer ownership of two of our plasma collection centers to BPC on January 1, 2019 (see Note 3 to the consolidated financial statements), we do not believe this new standard will have a material impact on our consolidated financial statements and related disclosures.

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

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The following table presents a summary of the changes in our results of operations for the three months ended September 30, 2018, our third fiscal quarter, compared to the three months ended September 30, 2017:

	Three Months Ended September 30,
	2018	2017

Revenues	$4,230,310	$4,729,411	$(499,101)
Cost of product revenue (exclusive of amortization expense shown below)	9,164,109	11,291,116	(2,127,007)
Gross loss	(4,933,799)	(6,561,705)	1,627,906
Research and development expenses	1,317,234	1,814,069	(496,835)
Plasma center operating expenses	1,973,338	1,582,694	390,644
Amortization of intangibles	211,235	273,828	(62,593)
Selling, general and administrative expenses	5,355,794	4,195,464	1,160,330
Loss from operations	(13,791,400)	(14,427,760)	636,360
Interest expense	(1,402,475)	(782,969)	(619,506)
Other income, net	58,390	8,014	50,376
Net loss	$(15,135,485)	$(15,202,715)	$67,230

Revenues

We recorded total revenues of $4.2 million during the three months ended September 30, 2018, as compared to $4.7 million during the three months ended September 30, 2017, a decrease of $0.5 million, or approximately 11%. The decrease is due to a $0.6 million decrease in source plasma revenue from our ADMA Bio Centers operations, which was partially offset by a $0.1 million increase in Nabi-HB revenue. The decrease in source plasma revenue is mainly due to the timing of shipments to certain customers in accordance with their agreements with us.

Cost of Product Revenue

Cost of product revenue was $9.2 million for the three months ended September 30, 2018, as compared to $11.3 million for the three months ended September 30, 2017, a decrease of $2.1 million. The decrease is mainly due to a $1.8 million reduction in facility remediation costs, as the compliance status of the Boca Facility was upgraded as a result of the FDA inspection that took place in April 2018. In addition, we experienced a $0.7 million decrease in cost of product revenue related to Nabi-HB, as the Nabi-HB inventory sold in the third quarter of 2017 was carried at a higher value as a result of the Biotest Transaction (see Note 6 to the consolidated financial statements), resulting in higher cost of revenue in 2017. These decrease in cost of product revenue were partially offset by an increase in unabsorbed manufacturing costs related to the Boca Facility.

Research and Development Expenses

R&D expenses totaled $1.3 million for the three months ended September 30, 2018, as compared to $1.8 million for the three months ended September 30, 2017. The decrease is primarily due to fewer employees associated with R&D activities as we continue to focus more of our business on commercial operations in 2018 as compared to 2017. As a result of the Biotest Transaction, a number of ADMA employees that were previously contributing in R&D functions are now contributing more of their time to an FDA-approved facility generating commercial revenues.

Plasma Center Operating Expenses

Plasma center operating expenses were $2.0 million for the three months ended September 30, 2018, as compared to $1.6 million for the three months ended September 30, 2017. Plasma center operating expenses consist of: general and administrative plasma center costs; overhead comprised of rent, maintenance, utilities, wages, stock-based compensation and benefits for center staff; plasma collection supplies, plasma transportation and storage (off-site); advertising and promotion expenses; and computer software fees related to donor collections. The increase in plasma center operating expenses is mainly attributable to the opening of our third plasma center in Kennesaw, GA in December 2017.

Amortization of Intangibles

Amortization expense pertains to the amortization of intangible assets acquired in the Biotest Transaction (see Note 3 to the consolidated financial statements), and was $0.2 million for the three months ended September 30, 2018, as compared to $0.3 million for the three months ended September 30, 2017.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $5.4 million for the three months ended September 30, 2018, an increase of $1.2 million from the three months ended September 30, 2017. The increase was primarily due to increased headcount and related expenses of approximately $0.6 million, increased legal and professional fees of $0.2 million, branded prescription drug fees in 2018 of $0.2 million, an increase in insurance expense of $0.1 million and increased marketing costs in preparation for commercialization of BIVIGAM and RI-002 of $0.1 million.

Loss from Operations

Our operating loss was $13.8 million for the three months ended September 30, 2018, as compared to $14.4 million for the three months ended September 30, 2017. The decrease in operating loss was mainly due to the reductions in cost of product revenue and R&D expenses, partially offset by increased SG&A and plasma center operating expenses and lower total revenues.

Interest Expense

Interest expense was $1.4 million for the three months ended September 30, 2018, as compared to $0.8 million for the three months ended September 30, 2017. The increase is due to higher outstanding debt in 2018 resulting from the refinancing of our senior debt in the fourth quarter of 2017 (see “Liquidity and Capital Resources”), as well as the increase in the interest rate on our senior debt and an increase in amortization of debt discount.

Net Loss

Our net loss was $15.1 million for the three months ended September 30, 2018, as compared to $15.2 million for the three months ended September 30, 2017, as the improvement in operating loss was offset by the increase in interest expense.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

As a result of the Biotest Transaction, our operating results include the results of BTBU effective as of June 6, 2017. Therefore, our results of operations for the nine months ended September 30, 2018 are not comparable to the results of operations for the nine months ended September 30, 2017. The following table presents a summary of the changes in our results of operations for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017:

	Nine Months Ended September 30,
	2018	2017
Revenues	$12,928,866	$10,757,683	$2,171,183
Cost of product revenue (exclusive of amortization expense shown below)	31,052,519	17,241,422	13,811,097
Gross (loss) profit	(18,123,653)	(6,483,739)	(11,639,914)
Research and development expenses	4,071,040	4,365,205	(294,165)
Plasma center operating expenses	5,545,240	4,662,340	882,900
Amortization of intangibles	633,704	346,849	286,855
Selling, general and administrative expenses	15,367,647	12,908,498	2,459,149
Loss from operations	(43,741,284)	(28,766,631)	(14,974,653)
Interest expense	(4,084,815)	(2,043,982)	(2,040,833)
Other income, net	120,641	34,440	86,201
Net loss	$(47,705,458)	$(30,776,173)	$(16,929,285)

Revenues

Revenues for the nine months ended September 30, 2018 were $12.9 million, as compared to $10.8 million during the nine months ended September 30, 2017, an increase of $2.2 million, or approximately 20%. The increase is due to an increase in revenue attributable to the assets acquired in the Biotest Transaction of $3.4 million, partially offset by a decrease in product revenue attributable to our plasma collection centers of $1.2 million due to the timing of shipments to certain customers, and to increased competition from other local plasma donation centers which have opened in close proximity to our more established centers.

Cost of Product Revenue

Cost of product revenue was $31.1 million for the nine months ended September 30, 2018, as compared to $17.2 million for the nine months ended September 30, 2017. The increase is mainly attributable to our acquisition of the Boca Facility in June 2017, while our 2018 results include a full nine months of operating activities at the Boca Facility. As a result, we experienced a $10.4 million increase in unabsorbed manufacturing costs related to the Boca Facility in 2018 as compared to 2017. We also incurred approximately $2.9 million of costs related to the production of RI-002 and $1.5 million of costs related to the production of BIVIGAM and the related intermediates, partially offset by lower facility remediation expenses in the amount of $0.9 million.

Although we expect that the BIVIGAM and RI-002 conformance lots produced in 2017 and 2018 will be approved by the FDA and released for commercial sale, due to uncertainties at the time this inventory was produced surrounding the Warning Letter, the PAS related to improvements in the manufacturing process and the RI-002 BLA that must be approved by the FDA prior to this inventory being available for commercial release and sale, we have not capitalized these costs into inventory.

Research and Development Expenses

R&D expenses totaled $4.1 million for the nine months ended September 30, 2018, as compared to $4.4 million for the nine months ended September 30, 2017. The decrease is due to fewer employees whose activities are associated with R&D activities as we continue to focus more of our business on commercial operations in 2018 compared to 2017, partially offset by increased testing expense related to RI-002.

Plasma Center Operating Expenses

Plasma center expenses were $5.5 million for the nine months ended September 30, 2018, as compared to $4.7 million for the nine months ended September 30, 2017. The increase is mainly attributable to the opening of our third plasma center in Kennesaw, GA in December 2017.

Selling, General and Administrative Expenses

SG&A expenses were $15.4 million for the nine months ended September 30, 2018, an increase of $2.5 million from the nine months ended September 30, 2017. The increase reflects a full nine months of operations at the Boca Facility, as compared to four months of operating activity at the Boca Facility in 2017, resulting in higher expenses of $6.3 million, partially offset by $3.9 million of 2017 acquisition transaction expenses not present in 2018.

Amortization of Intangibles

Amortization expense was $0.6 million for the nine months ended September 30, 2018, as compared to $0.3 million for the nine months ended September 30, 2017, and reflects nine months of expense in 2018 and four months of expense in 2017.

Loss from Operations

Our operating loss was $43.7 million for the nine months ended September 30, 2018, as compared to $28.8 million for the nine months ended September 30, 2017. The increase in operating loss was mainly due to the $13.8 million increase in cost of product revenue associated with the Boca Facility and, to a lesser extent, the increases in other operating expenses, partially offset by the $2.2 million increase in total revenues.

Interest Expense

Interest expense was $4.1 million for the nine months ended September 30, 2018, as compared to $2.0 million for the nine months ended September 30, 2017. The increase is due to higher outstanding debt in 2018 resulting from the refinancing of our senior debt in the fourth quarter of 2017 and the $15.0 million note issued to BPC in June 2017, as well as the increase in the interest rate on our senior debt and increased amortization of debt discount.

Net Loss

Our net loss was $47.7 million for the nine months ended September 30, 2018, as compared to $30.8 million for the nine months ended September 30, 2017, an increase of $16.9 million, which is mainly due to the increase in operating loss and, to a lesser extent, the increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2018, we had working capital of $52.6 million, including cash and cash equivalents of $42.4 million, and stockholders’ equity of $37.2 million, as compared to working capital of $53.7 million, including cash and cash equivalents of $43.1 million, and stockholders’ equity of $40.3 million as of December 31, 2017. We have had limited revenue from operations and have incurred an accumulated deficit of $198.4 million since inception. For the nine months ended September 30, 2018 and 2017, we had negative cash flows from operations of $43.9 million and $23.9 million, respectively, and for the years ended December 31, 2017 and 2016 we had negative cash flows from operations of $37.3 million and $18.3 million, respectively. We have funded our operations to date primarily from the sale of our equity and debt securities, acquisition proceeds from the Biotest Transaction and loans from our principal stockholders.

We expect to continue to spend substantial amounts on product development, quality assurance, regulatory affairs, procurement of raw material plasma, manufacturing, marketing, sales and conducting clinical trials for our product candidates and purchasing clinical trial materials from our suppliers, some of which may be required by the FDA. We currently anticipate, based upon our projected revenue and expenditures, that our cash, cash equivalents, projected revenue and accounts receivable, along with the $10.0 million we are able to access under the Credit Agreement (as defined below), will be sufficient to fund our operations, as currently conducted, into the second quarter of 2019. In order to have sufficient cash to fund our operations thereafter and to continue as a going concern, we will need to raise additional capital prior to the end of the second quarter of 2019. This time frame may change based upon how quickly we are able to execute on our quality management systems’ enhancement plans for the ADMA BioManufacturing operations, commercial manufacturing ramp-up activities and the various financing options available to us. We currently have no firm commitments for additional financing, and we cannot provide any assurance that we will be able to secure additional financing on terms that are acceptable to us, or at all. Failure to secure any necessary financing in a timely manner and on commercially reasonable terms could have a material adverse effect on our business plan and financial performance and we could be forced to delay or discontinue our product development, clinical trial or commercialization activities, delay or discontinue the approval efforts for any of our potential products, or potentially cease operations. In addition, we could also be forced to reduce or forgo sales and marketing efforts and forgo attractive business opportunities.

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

On June 18, 2018, we completed an underwritten public offering of 9,623,430 shares of our Common Stock for gross proceeds of $46.0 million. We received net proceeds from this offering, after underwriters’ commissions and other offering expenses, of $42.9 million. The net proceeds have been and will continue to be used, among other things, (i) for continued remediation and ongoing improvement and enhancements at the Boca Facility, (ii) to submit the PAS for, and relaunch of, BIVIGAM, (iii) to resubmit the RI-002 BLA, (iv) for expenses associated with obtaining with FDA approval of ADMA’s third plasma collection facility, and (v) for general corporate purposes and other capital expenditures.

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

On the Marathon Closing Date, we issued a promissory note in favor of the Administrative Agent in the principal amount of $30.0 million (the “Tranche One Note”), evidencing our indebtedness resulting from the Tranche One Loan. Borrowings under the Credit Agreement bear interest at a rate per annum equal to LIBOR plus 9.50% with a 1% LIBOR floor; provided, however, that in the event that we achieve sales of not less than $61.7 million for the 2018 calendar year and the Tranche Two Loan has been funded, then the interest rate on the borrowings under the Credit Agreement will decrease to LIBOR plus 7.75% with a 1% LIBOR floor. During an Event of Default under the Credit Agreement, the outstanding amount of indebtedness under the Credit Agreement will bear interest at a rate per annum equal to the interest rate then applicable to the borrowings under the Credit Agreement plus 5% per annum. Quarterly cash interest payments are due the first business day of each March, June, September and December, beginning on December 1, 2017. During the nine months ended September 30, 2018, the interest rate on the Tranche One Note ranged from 10.99% to 11.82%.

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

The Credit Agreement contains market representations and warranties, affirmative covenants, negative covenants, financial covenants, and conditions that are customarily required for similar financings. The affirmative covenants, among other things, require us to undertake various reporting requirements. The negative covenants restrict or limit our and our subsidiaries’ ability to, among other things, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes or changes to our business activities; sell or otherwise dispose of assets; repurchase stock, pay dividends; repay certain other indebtedness; engage in certain affiliate transactions; or enter into any other agreements that restrict our ability to make loan repayments. In addition, the terms of the Credit Agreement required the establishment of a debt service reserve account, and we are required to maintain a certain minimum level of liquidity at all times. Liquidity is defined in the Credit Agreement as cash held in the debt service reserve account and any other deposit account subject to a control agreement with the Administrative Agent, and the required liquidity amount is reflected as restricted cash in the accompanying consolidated balance sheets as of September 30, 2018 and December 31, 2017. The minimum liquidity requirement was $4.0 million and $5.5 million as of September 30, 2018 and December 31, 2017, respectively. On the Marathon Closing Date, $5.5 million of the Tranche One Note proceeds was deposited into the debt service reserve account. On May 31, 2018, the Credit Agreement was amended to reduce the minimum liquidity requirement to $5.25 million, and $250,000 was released from the debt service reserve account to us on June 25, 2018. On June 26, 2018, the Lender and the Administrative Agent acknowledged that the Company had met the requirements regarding our leased properties as set forth in the Credit Agreement, and an additional $1.25 million was released from the debt service reserve account to us.

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

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2018	2017
Net cash used in operating activities	$(43,885,558)	$(23,913,145)
Net cash (used in) provided by investing activities	(1,276,594)	17,223,727
Net cash provided by financing activities	42,922,067	10,375,942
Net change in cash and cash equivalents	(2,240,085)	3,686,524

Cash and cash equivalents, including restricted cash - beginning of period	48,607,574	9,914,867
Cash and cash equivalents, including restricted cash - end of period	$46,367,489	$13,601,391

Net Cash Used in Operating Activities

Cash used in operations for the nine months ended September 30, 2018 was $43.9 million, an increase of $20.0 million from the same period of a year ago, mainly due to the higher net loss in 2018. The following table illustrates the primary components of our cash flows from operations:

	Nine Months Ended
	September 30,
	2018	2017
Net loss	$(47,705,458)	$(30,776,173)
Non-cash expenses, gains and losses	4,864,998	2,736,833
Changes in accounts receivable	(246,640)	(481,782)
Changes in inventories	(1,249,253)	(201,472)
Changes in prepaid expenses and other current assets	(80,295)	(969,042)
Changes in accounts payable and accrued expenses	359,813	6,505,796
Other	171,277	(727,305)
Cash used in operations	$(43,885,558)	$(23,913,145)

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2018 was $1.3 million, consisting of capital expenditures at the Boca Facility and final build-out costs of our third plasma center. Although we have no specific material commitments for capital expenditures as of September 30, 2018, we expect our total capital expenditures will be between $1.0 million and $2.0 million for the remainder of fiscal 2018.

Net cash provided by investing activities was $17.2 million for the nine months ended September 30, 2017, primarily consisting of a $12.5 million equity infusion from BPC in accordance with the terms of the Biotest Transaction and $5.4 million from the liquidation of short-term investments, partially offset by capital expenditures of $0.7 million.

Net Cash Provided by Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2018 was $42.9 million, which was a result of the net proceeds received from the June 2018 public offering of our Common Stock. Net cash provided by financing activities totaled $10.4 million for the nine months ended September 30, 2017, consisting primarily $15.0 million of proceeds from the issuance of a subordinated note payable to Biotest in accordance with the terms of the Biotest Transaction, partially offset by $4.4 of principal payments under our previously existing senior credit facility.

Effect of Inflation

Inflation or changing prices did not have a significant impact on our net sales, revenues or net loss in 2017, 2016 and 2015, or for the nine months ended September 30, 2018.

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

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of September 30, 2018. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of September 30, 2018 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosures.

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

Changes in Internal Control Over Financial Reporting

As we continue with the integration of the business processes and information systems in effect prior to the closing of the Biotest Transaction with those of ADMA BioManufacturing, we are modifying our internal control over financial reporting to address the integrated operations. The integration plan and related internal control modifications are expected to continue through our current fiscal year.  Other than these integration-related changes, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Failure to timely and effectively remediate and close out the outstanding Warning Letter and other inspection issues and deficiencies at the Boca Facility will have a material adverse effect on our business. Failure of the FDA to adhere to its stated timelines in the Code of Federal Regulations, as well as any potential government shut-downs or unforeseen government office closings may affect our ability to resolve the Warning Letter and other inspection issues within the timelines provided.

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

We have a history of losses and expect to incur substantial losses and negative operating cash flow for the foreseeable future, and we may never achieve or maintain profitability. For the years ended December 31, 2017 and 2016, we incurred net losses of $43.8 and $19.5 million, respectively, and for the nine months ended September 30, 2018 and 2017, we incurred net losses of $47.7 million and $30.8 million, respectively. From our inception in 2004 through September 30, 2018, we have incurred an accumulated deficit of $198.4 million. Even if we succeed in developing and commercializing one or more of our product candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our operating expenses will increase substantially in the foreseeable future as we:

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

ADMA Bio Centers operates FDA-licensed, GHA and KMFDS-certified source plasma collection facilities located in the United States, which provide us with a portion of our blood plasma for the manufacture of our products and product candidates. Plasma collected from ADMA Bio Centers' facilities that is not used to manufacture our products and product candidates is sold to third-party customers in the United States and other locations where we are approved globally under supply agreements or in the open "spot" market. Furthermore, we have completed the construction of our third plasma collection facility, initiated collections for this facility in December 2017, and we received our FDA license for this facility in October 2018. Nabi-HB and BIVIGAM are manufactured at the Boca Facility, an FDA-licensed facility certified by the GHA. A portion of our revenues are dependent upon the continued operation of these facilities. Our operations are vulnerable to interruption by fire, weather related events such as hurricanes, wind and rain, other acts of God, electric power loss, telecommunications failure, equipment failure and breakdown, human error, employee issues and events beyond our control. We do not have detailed disaster recovery plans for our facilities nor do we have a backup manufacturing facility, other than our other facilities, or contractual arrangements with any other manufacturers in the event of a casualty to or destruction of any facility or if any facility ceases to be available to us for any other reason. If we are required to rebuild or relocate any of our facilities, a substantial investment in improvements and equipment would be necessary. We carry only a limited amount of business interruption insurance, which may not sufficiently compensate us for losses that may occur.

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

Historically a single customer has accounted for a significant amount of our total revenue and, together with a second customer, represented 78% of our total revenue for the year ended December 31, 2017 and, collectively with two other customers, represented an aggregate of 90% of our total revenue for the nine months ended September 30, 2018. Therefore, the loss of such single customer could have a material adverse effect on our business, results of operations and financial condition.

Historically, a significant amount of our total revenue is attributable to a single customer, BPC. For the year ended December 31, 2017, BPC and Sanofi represented 78% of our total revenue, with BPC representing 47% of our total revenue and Sanofi representing 31% of our total revenue. For the nine months ended September 30, 2018, three customers represented an aggregate of 90% of our consolidated revenues, with BPC, McKesson Corporation and AmerisourceBergen representing 54%, 20% and 16%, respectively, of our consolidated revenues. For the nine months ended September 30, 2017, sales to BPC represented 68% of our consolidated revenues, and sales to SK represented 8% of our consolidated revenues.

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

Our current product development portfolio consists primarily of RI-002 and label expansion activities for Nabi-HB and BIVIGAM. We have initiated small scale preclinical activities to potentially expand our current portfolio through new product development efforts or to in-license or acquire additional products and product candidates. If we are not successful in developing or acquiring additional products and product candidates, we will have to depend on our ability to raise capital for, and the successful development and commercialization of, RI-002, as well as the revenue we may generate from the sale of Nabi-HB, BIVIGAM, contract manufacturing, and intermediates and plasma attributable to the operations of ADMA Bio Centers, to support our operations.

Our ADMA Bio Centers facilities collect information from donors in the United States that subjects us to consumer and health privacy laws, which could create enforcement and litigation exposure if we fail to meet their requirements.

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

We currently collect human blood plasma at our ADMA Bio Centers facilities, and if we cannot maintain FDA approval for these facilities we may be adversely affected and may not be able to sell or use this human blood plasma for future commercial purposes.

We intend to maintain FDA and other governmental and regulatory approvals of our ADMA Bio Centers collection facilities for the collection of human blood plasma. These facilities are subject to FDA and other governmental and regulatory inspections and extensive regulation, including compliance with current cGMP, FDA and other government approvals. Failure to comply with applicable governmental regulations or to receive applicable approvals for our future facilities, including our third facility, may result in enforcement actions, such as adverse inspection reports, warning letters, product recalls or seizures, monetary sanctions, injunctions to halt manufacture and distribution of products, civil or criminal sanctions, costly litigation, refusal of regulatory authority approvals and licenses, restrictions on operations or withdrawal of existing approvals and licenses, any of which may significantly delay or suspend our operations for these locations, potentially having a materially adverse effect on our ability to manufacture our products or offer for sale plasma collected at the affected site(s).

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

In order for plasma to be used in the manufacturing of our products, the individual centers at which the plasma is collected must be licensed by the FDA and approved by the regulatory authorities of any country in which we may wish to commercialize our products. When we open a new plasma center, and on an ongoing basis after licensure, it must be inspected by the FDA for compliance with cGMP and other regulatory requirements. An unsatisfactory inspection could prevent a new center from being licensed or risk the suspension or revocation of an existing license. We do not and will not have adequate plasma to manufacture our products. Therefore, we are reliant on the purchase of plasma from third parties to manufacture our products. We can give no assurances that appropriate plasma will be available to us on commercially reasonable terms, or at all, to manufacture our products. In order to maintain a plasma center's license, its operations must continue to conform to cGMP and other regulatory requirements. In the event that we determine that plasma was not collected in compliance with cGMP, we may be unable to use and may ultimately destroy plasma collected from that center, which would be recorded as a charge to cost of product revenue. Additionally, if non-compliance in the plasma collection process is identified after the impacted plasma has been pooled with compliant plasma from other sources, entire plasma pools, in-process intermediate materials and final products could be impacted. Consequently, we could experience significant inventory impairment provisions and write-offs which could adversely affect our business and financial results. We plan to increase our supplies of plasma for use in the manufacturing processes through increased purchases of plasma from third-party suppliers as well as collections from our existing ADMA Bio Centers plasma collection centers. This strategy is dependent upon our ability to maintain a cGMP compliant environment in both plasma centers and to expand production and attract donors to both centers. There is no assurance that the FDA will inspect and license our unlicensed plasma collection centers in a timely manner consistent with our production plans. If we misjudge the readiness of a center for an FDA inspection, we may lose credibility with the FDA and cause the FDA to more closely examine all of our operations. Such additional scrutiny could materially hamper our operations and our ability to increase plasma collections. Our ability to expand production and increase our plasma collection centers to more efficient production levels may be affected by changes in the economic environment and population in selected regions where ADMA Bio Centers operates its current or future plasma centers, by the entry of competitive plasma centers into regions where ADMA Bio Centers operates such centers, by misjudging the demographic potential of individual regions where ADMA Bio Centers expects to expand production and attract new donors, by unexpected facility related challenges, or by unexpected management challenges at selected plasma centers.

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

Our operations have consumed substantial amounts of cash since inception. For the nine months ended September 30, 2018 and 2017, we had negative cash flows from operations of $43.9 million and $23.9 million, respectively, and for the years ended December 31, 2017 and 2016, we had negative cash flows from operations of approximately $37.3 million and $18.3 million, respectively. We expect to continue to spend substantial amounts on product development, including commercialization activities, procuring raw material plasma, manufacturing, conducting potential future clinical trials for our product candidates and purchasing clinical trial materials from our suppliers. We currently anticipate, based upon our projected revenue and expenditures, as well as the additional $10.0 million we expect to be able to access under the Credit Agreement, that our current cash, cash equivalents and accounts receivable will be sufficient to fund our operations, as currently conducted, into the second quarter of 2019. In order to have sufficient cash to fund our operations thereafter and to continue as a going concern, we will need to raise additional equity or debt financing prior to the end of the second quarter of 2019. This time frame may change based upon how quickly we are able to execute on our operational initiatives and the various financing options available to us. However, if the assumptions underlying our estimated expenses prove to be incorrect, we may have to raise additional capital sooner than we currently expect. Until such time, if ever, as we can generate a sufficient amount of product revenue to achieve profitability, we expect to continue to finance our operations through additional equity or debt financings or corporate collaboration and licensing arrangements. If we are unable to raise additional capital as needed, we will have to delay, curtail or eliminate our product development activities, including conducting clinical trials for our product candidates and purchasing clinical trial materials from our suppliers, as well as future commercialization efforts.

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

Our cash balances could be adversely affected if the financial institutions in which we hold our cash were to fail.

We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit. While we monitor the cash balances in our operating accounts on a daily basis and adjust the balances as appropriate, these balances could be impacted, and there could be a material adverse effect on our business, if one or more of the financial institutions with which we deposit cash fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss or lack of access to our cash balances; however, we can provide no assurance that access to our cash balances will not be impacted by adverse conditions in the financial and credit markets.

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

As of November 5, 2018 most of our 46,351,243 outstanding shares of Common Stock, as well as a substantial number of shares of our Common Stock underlying outstanding warrants, were available for sale in the public market, subject to certain restrictions with respect to sales of our Common Stock by our affiliates, either pursuant to Rule 144 under the Securities Act (“Rule 144”) or under effective registration statements. The 4,295,580 shares of Common Stock and the 8,591,160 NV Biotest Shares acquired by BPC in the Biotest Transaction were subject to a lock-up for six months after closing of the Biotest Transaction, which lock-up expired on December 6, 2017. For three years after the end of such six-month period, subject to certain limited exceptions, under the Stockholders Agreement, sales by the Biotest Trust (as the transferee of BPC’s remaining 10,109,534 shares of our Common Stock pursuant to the Biotest Transfer Agreement effective July 24, 2018) of our equity interests may not exceed 15% of the issued and outstanding Common Stock in any twelve-month period; provided, however, that if our market capitalization increases to double our market capitalization immediately following the closing of the Biotest Transaction, then the Biotest Trust may sell up to 20% of our issued and outstanding Common Stock in any twelve-month period; provided, further, that (x) if our market capitalization increases to triple our market capitalization immediately following the closing of the Biotest Transaction, or (y) upon the one-year anniversary of the Biotest Trust holding less than a 25% economic interest in us, then the Biotest Trust may sell its equity interests in us at any time (subject to applicable securities laws). On May 14, 2018, we, ADMA BioManufacturing and ADMA Bio Centers entered into the Biotest Transfer Agreement with BPC, Biotest AG, Biotest US and the Biotest Trust whereby BPC transferred to us, for no cash consideration, the 8,591,160 NV Biotest Shares, representing 100% of our then-issued and outstanding non-voting common stock. Immediately upon transfer of the NV Biotest Shares to us, the shares were retired and are no longer available for issuance. At the closing of the Biotest Transaction, we entered into the Registration Rights Agreement with BPC, pursuant to which the Biotest Trust, as BPC’s transferee, has, among other things, certain registration rights under the Securities Act with respect to its shares of our Common Stock, subject to certain transfer restrictions. Sales of a substantial number of shares of our Common Stock, or the perception that such sales may occur, may adversely impact the market price of our Common Stock.

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

Provisions of our A&R Certificate of Incorporation, our Bylaws and Delaware law may have the effect of deterring unsolicited takeovers or delaying or preventing a change in control of our Company or changes in our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. As of September 30, 2018, the Biotest Trust, our directors and executive officers and their affiliates beneficially owned in excess of 36% of the outstanding shares of our Common Stock. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. These provisions include:

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

Our A&R Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board. Currently, our A&R Certificate of Incorporation authorizes the issuance of up to 75,000,000 shares of Common Stock, of which 23,842,273 shares remain available for issuance and may be issued by us without stockholder approval, and up to 8,591,160 shares of non-voting common stock, all of which were reacquired by us in May 2018 pursuant to the Biotest Transfer Agreement and were subsequently retired and are no longer available for issuance.

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

ADMA Biologics, Inc.

Date: November 8, 2018	By:	/s/ Adam S. Grossman
		Name:	Adam S. Grossman
		Title:	President and Chief Executive Officer

Date: November 8, 2018	By:	/s/ Brian Lenz
		Name:	Brian Lenz
		Title:	Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Assignment and Assumption Agreement (ADMA Loan), dated as of July 20, 2018, by and among Biotest AG, Biotest Pharmaceuticals Corporation, ADMA BioManufacturing, LLC and ADMA Biologics, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 24, 2018).

10.2	Agreement to Transfer Land, dated as of July 20, 2018, by and among Biotest Real Estate Corp., Biotest AG, Biotest Pharmaceuticals Corporation, ADMA BioManufacturing, LLC and ADMA Biologics, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 24, 2018).

10.3+	Amendment #1 to the Plasma Supply Agreement, dated as of July 19, 2018, by and between Biotest Pharmaceuticals Corporation and ADMA BioManufacturing, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2018).

10.4+	Amendment to Plasma Purchase Agreement, dated as of July 19, 2018, by and between Biotest Pharmaceuticals Corporation and ADMA BioManufacturing, LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2018).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from ADMA Biologics, Inc.’s Form 10-Q for the quarter ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2018 (Unaudited) and December 31, 2017, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2018 and 2017, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity (Unaudited) for the nine months ended September 30, 2018, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2018 and 2017, and (v) Notes to (Unaudited) Condensed Consolidated Financial Statements.

_______________________________

* Filed herewith.

** In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

+ Confidential treatment has been granted with respect as to certain portions of this exhibit. Such portions have been redacted and submitted separately to the SEC.