Form 10-K
period 2018-12-31
ADMA BIOLOGICS, INC.
filed 2019-03-13
CIK 1368514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

☐ Large Accelerated Filer ☒ Accelerated Filer ☐ Non-accelerated Filer ☒ Smaller Reporting Company ☐ Emerging Growth Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was $133,158,287 as of June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), based on a total of 29,525,119 shares of common stock held by non-affiliates and a closing price of $4.51 as reported on the Nasdaq Capital Market on June 29, 2018.

As of March 11, 2019, there were 46,353,068 shares of the issuer’s common stock outstanding.

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

Special Note Regarding Forward-Looking Statements

Some of the information in this Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws.  These statements include, among others, statements about:

•	the achievement of or expected timing, progress and results of clinical development, clinical trials and potential regulatory approvals;

•	our ability to successfully leverage the anticipated benefits and synergies from our June 6, 2017 acquisition of certain assets of Biotest Pharmaceuticals Corporation (the “Biotest Transaction”), including optimization of the combined businesses, operations and products and services, including the nature, strategy and focus of the combined company and the management and governance structure of the combined company;

•	our ability to resume the manufacturing of BIVIGAM on a commercial scale and commercialize this product once the deficiencies identified in a November 2014 warning letter (the “Warning Letter”) with respect to the outstanding issues at the plasma fractionation facility in Boca Raton, FL acquired in the Biotest Transaction have been resolved by us to the satisfaction of the U.S. Food and Drug Administration (the “FDA”), as well as a positive review of the optimized manufacturing process under a Prior Approval Supplement by the FDA and our ability to adequately address the FDA’s questions and information request contained in a Complete Response Letter received by us on December 19, 2018;

•	our plans to develop, manufacture, market, launch and expand our own commercial infrastructure and commercialize our current products and future products and the success of such efforts;

•	the safety, efficacy and expected timing of and our ability to obtain and maintain regulatory approvals for our current products and product candidates, including the timeframe within which we may receive approval from the FDA, if at all, of our Biologics License Application resubmission for RI-002 and the labeling or nature of any such approvals;

•	our dependence upon our third-party and related-party customers and vendors and their compliance with regulatory bodies;

•	our ability to obtain adequate quantities of FDA-approved plasma with proper specifications;

•	our plans to increase our supplies of plasma;

•	the potential indications for our product candidates;

•	potential investigational new product applications;

•	the acceptability of any of our products, including Nabi-HB, BIVIGAM and RI-002, for any purpose by physicians, patients or payers;

•	federal, state and local regulatory and business review processes and timing by such governmental and regulatory agencies of our business and regulatory submissions;
•	concurrence by the FDA with our conclusions and the satisfaction by us of its guidance;

•	the comparability of results of our immune globulin products to other comparably run Intravenous Immune Globulin trials;

•	the potential of RI-002 and BIVIGAM to provide meaningful clinical improvement for patients living with Primary Immune Deficiency Disease or other immune deficiencies;

•	our ability to market and promote Nabi-HB in a highly competitive environment with increasing competition from other antiviral therapies and to generate meaningful revenues from this product;

•	our intellectual property position and the defense thereof, including our expectations regarding the scope of patent protection with respect to RI-002 or other future pipeline product candidates;

•	our manufacturing capabilities, third-party contractor capabilities and strategy;

•	our plans related to manufacturing, supply and other collaborative agreements;

•	our estimates regarding expenses, capital requirements and the need for additional financing;

•	possible or likely reimbursement levels for our currently marketed products and, if any, if and when RI-002 is approved for marketing;

•	estimates regarding market size, projected growth and sales for our existing products as well as our expectations of market acceptance of RI-002;

•	future economic conditions or performance; and

•	expectations for future capital requirements.

These statements may be found under the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections of this Annual Report on Form 10-K.  Forward-looking statements typically are identified by the use of terms such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative thereof or other variations thereof or comparable terminology. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to the factors referenced above. Any forward-looking statement included or incorporated by reference in this Annual Report on Form 10-K reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions related to our operations, results of operations, industry and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the dates such statements are made.

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

PART I

Item 1. Business

Unless the context otherwise requires, references in this Business section to “ADMA,” “ADMA Biologics,” the “Company,” “we,” “us” and “our” refer to ADMA Biologics, Inc., a Delaware corporation, as well as its wholly-owned and indirectly owned subsidiaries, ADMA Plasma Biologics, Inc., a Delaware corporation, ADMA Bio Centers Georgia Inc., a Delaware corporation (“ADMA Bio Centers”) and ADMA BioManufacturing, LLC, a Delaware limited liability company (“ADMA BioManufacturing”).

Overview

We are a vertically integrated commercial biopharmaceutical and specialty immunoglobulin company that manufactures, markets and develops specialty plasma-derived biologics for the treatment of immune deficiencies and the prevention and treatment of certain infectious diseases. Our targeted patient populations include immune-compromised individuals who suffer from an underlying immune deficiency disorder or who may be immune-suppressed for medical reasons. We currently have two products with United States Food and Drug Administration (the “FDA”) Biologics License Application (“BLA”) approvals: Nabi-HB, which is currently marketed and commercially available and is indicated for the treatment of acute exposure to blood containing Hepatitis B surface antigen (“HBsAg”); and BIVIGAM, for which commercial distribution has been temporarily suspended since December 2016 and for which we have submitted a Prior Approval Supplement (“PAS”) to the FDA to amend the approved BLA to allow for the commercial re-launch of the product, which is indicated for the treatment of primary humoral immunodeficiency. We are also developing a pipeline of plasma-derived therapeutics, including our lead pipeline product candidate, RI-002, for the treatment of Primary Immune Deficiency Disease (“PIDD”), for which we previously submitted a BLA to the FDA and which has now been assigned a Prescription Drug User Fee Act (“PDUFA”) action date of April 2, 2019. Our products and product candidates are intended to be used by physician specialists focused on caring for immune-compromised patients with or at risk for certain infectious diseases. Through ADMA Bio Centers, we operate an FDA-approved source plasma collection facility located in Kennesaw, GA, which provides us with a portion of our blood plasma for the manufacture of our products and product candidates. We intend to open additional plasma collection centers in the U.S. during the next few years. A typical plasma collection center, such as those operated by ADMA Bio Centers, can collect approximately 30,000 to 50,000 liters of source plasma annually, which may be sold for different prices depending upon the type of plasma, quantity of purchase and market conditions at the time of sale. Plasma collected from ADMA Bio Centers' facilities that is not used to manufacture our products or product candidates is sold to third-party customers in the U.S., in other locations where we are approved globally under supply agreements or in the open "spot" market.

On June 6, 2017, we completed the acquisition of certain assets (the “Biotest Assets”) of the Therapy Business Unit (“BTBU”) of Biotest Pharmaceuticals Corporation (“BPC” and, together with Biotest AG, “Biotest”), which include two FDA-licensed products, Nabi-HB (Hepatitis B Immune Globulin, Human) and BIVIGAM (Immune Globulin Intravenous, Human) and a plasma fractionation facility located in Boca Raton, FL (the “Boca Facility”) (the “Biotest Transaction”). The Boca Facility is FDA-licensed and certified by the German Health Authority (the “GHA”). In addition to the manufacture and sale of Nabi-HB and the manufacture of BIVIGAM and RI-002, we also provide contract manufacturing services for certain historical clients, including the potential sale of intermediate by-products. Immediately following the acquisition, the Biotest Assets were contributed into ADMA BioManufacturing.

Concurrent with the closing of the Biotest Transaction, Biotest provided us with an aggregate of $40.0 million of funding. Upon the closing of the Biotest Transaction, we received $27.5 million from Biotest, comprised of $12.5 million in cash from BPC and a $15.0 million subordinated note at 6% interest payable to Biotest with a maturity of five years. Biotest also participated in our November 2017 follow-on equity offering by investing $12.5 million of the $42.0 million of total gross proceeds from the offering (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K).

At the closing of the Biotest Transaction, we delivered to BPC an aggregate equity interest equal to 50%, less one share, of our then-issued and outstanding capital stock comprised of 25%, or 4,295,580 shares, of our then-issued and outstanding voting common stock, $0.0001 par value per share (“Common Stock”), and 8,591,160 shares in the form of our non-voting common stock, $0.0001 par value per share (the “NV Biotest Shares”) (calculated as of immediately following the closing and on a post-closing issuance basis). The NV Biotest Shares were convertible into our Common Stock upon the occurrence of certain specified events.

On May 14, 2018, we entered into a Share Transfer, Amendment and Release Agreement with BPC, Biotest AG, Biotest US Corporation and The Biotest Divestiture Trust (the “Biotest Trust”) (the “Biotest Transfer Agreement”) whereby BPC transferred to us, for no cash consideration, the NV Biotest Shares. Immediately upon transfer of the NV Biotest Shares to us, the NV Biotest Shares were retired and are no longer available for issuance. The retired NV Biotest Shares comprised approximately 67% of the total common stock consideration provided to Biotest and approximately 19% of the total outstanding common stock of the Company as of May 14, 2018. In exchange for the transfer and retirement of the NV Biotest Shares, we (i) granted Biotest and its successors and assigns a release from all potential past, present and future indemnity claims arising under the Master Purchase and Sale Agreement, dated as of January 21, 2017 (the “Master Purchase Agreement”), which governs the Biotest Transaction, and (ii) relinquished our rights to, under certain circumstances, repurchase the two FDA-approved plasma collection centers which were transferred to BPC on January 1, 2019. In addition, pursuant to the Biotest Transfer Agreement, BPC waived and terminated its rights to name a director and an observer to our Board of Directors (the “Board”). As BPC has made public statements regarding the U.S. Government required divestiture of all of BPC’s U.S. assets in connection with the sale of Biotest AG to CREAT Group Corporation, pursuant to the Biotest Transfer Agreement BPC transferred its remaining 10,109,534 shares of our Common Stock to the Biotest Trust on July 24, 2018, and the Biotest Trust is bound by all obligations of and has all of the remaining rights of BPC under that certain Stockholders Agreement dated as of June 6, 2017, by and between us and BPC, as amended by the Biotest Transfer Agreement (the “Stockholders Agreement”).

As part of the purchase price to acquire the Biotest Assets, we transferred ownership of two of our plasma collection facilities to BPC on January 1, 2019. In October 2018, we received FDA approval for our current plasma collection facility located in Kennesaw, GA.

Our Products

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

BIVIGAM

BIVIGAM is an intravenous immune globulin indicated for the treatment of primary humoral immunodeficiency. This includes, but is not limited to, agammaglobulinemia, common variable immunodeficiency, Wiskott-Aldrich syndrome and severe combined immunodeficiency. These primary immunodeficiencies (“PIs”) are a group of genetic disorders. Initially thought to be very rare, it is now believed that as many as one in every 1,200-2,000 people has some form of PI. BIVIGAM contains a broad range of antibodies similar to those found in normal human plasma. These antibodies are directed against bacteria and viruses, and help to protect PI patients against serious infections. BIVIGAM is a purified, sterile, ready-to-use preparation of concentrated Immunoglobulin (“IgG”) antibodies. Antibodies are proteins in the human immune system that work to defend against disease. FDA approval for BIVIGAM was received on December 19, 2012, and sales commenced in the first quarter of 2013. In December 2016, BPC temporarily suspended the commercial production of BIVIGAM in order to focus on the completion of planned improvements to the manufacturing process. We resumed production of BIVIGAM utilizing our optimized intravenous immunoglobulin (“IVIG”) manufacturing process with two conformance lots in the fourth quarter of 2017, a third conformance lot in the first quarter of 2018 and additional production lots in the fourth quarter of 2018. During the first half of 2018, we qualified, validated and filled the BIVIGAM conformance batches and the product is currently on stability. During the second half of 2018, we filed a PAS with the FDA for BIVIGAM to include the ADMA optimization improvements for BIVIGAM and to seek FDA authorization which would enable us to resume commercial scale manufacturing and re-launch and commercialize this product in the U.S.  On December 19, 2018, we announced the receipt of a Complete Response Letter (“CRL”) (the “BIVIGAM CRL”) from the FDA for our PAS submission for BIVIGAM drug substance, and also announced the FDA approval of our PAS submission for BIVIGAM drug product. For clarity, drug substance is the bulk immune globulin we manufacture at the Boca Facility and drug product is the result of shipping the drug substance to our third party fill-finish provider who then fills the drug into vials and prepares the product for final release testing and potential commercial release. The BIVIGAM CRL requested certain additional information and clarifications relating to chemistry, manufacturing and control (“CMC”) matters contained in our PAS submission for drug substance, including complete resolution of certain manufacturing related deviations, information pertaining to how certain in-process manufacturing samples are taken, as well as updates on certain stability data previously submitted.  As the information we believed necessary to address and respond to the matters raised in the BIVIGAM CRL was readily available in our files, on January 7, 2019 we announced that our responses to the BIVIGAM CRL were submitted to the FDA for further review.  Subsequent to the January 7, 2019 resubmission to the FDA, we received an information request for a limited number of questions. We believe that all requests contained in the recently received FDA information request were addressable and we have responded to the FDA. To date, we have not received a formal BIVIGAM CRL resubmission acknowledgment and we have not received formal clarity on the FDA’s intended review timing.  We can confirm that the FDA is actively reviewing our BIVIGAM CRL resubmission and information request responses, however we cannot provide any assurance or predict with certainty the schedule for when we will, if at all, receive authorization from the FDA with respect to our PAS for BIVIGAM.

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

Prior to the closing of the Biotest Transaction, the BTBU was our third-party manufacturer for RI-002. In the third quarter of 2015, the FDA accepted for review our BLA for RI-002 (the “RI-002 BLA”) for the treatment of PIDD. In July 2016, the FDA issued a CRL (the “RI-002 CRL”). The RI-002 CRL reaffirmed the issues set forth in a November 2014 warning letter (the “Warning Letter”) that had been issued by the FDA to Biotest related to certain issues identified at the Boca Facility, but did not cite any concerns with the clinical safety or efficacy data for RI-002 submitted in our RI-002 BLA, nor did the FDA request any additional clinical studies be completed prior to FDA approval of RI-002. The FDA identified in the RI-002 CRL, among other things, certain outstanding inspection issues and deficiencies related to CMC and Good Manufacturing Practices (“GMP”) at the Boca Facility and at certain of our third-party vendors, and requested documentation of corrections for a number of these issues. The FDA indicated in the RI-002 CRL that it cannot grant final approval of our RI-002 BLA until, among other things, these deficiencies are resolved. Upon the completion of the Biotest Transaction, we gained control over the regulatory, quality, general operations and drug substance manufacturing process at the Boca Facility. In the first quarter of 2018, we produced required conformance lots using the ADMA optimized IVIG manufacturing process, and these batches were filled and finished, have been placed on stability and are currently under FDA review. In April 2018, we completed an FDA inspection and as a result of the inspection, our Boca Facility’s regulatory compliance status improved from Official Action Indicated (“OAI”) to Voluntary Action Indicated (“VAI”), allowing us to submit regulatory applications to the FDA for review. Following our BLA resubmission in September 2018, in October 2018, we received a PDUFA date of April 2, 2019 for FDA action on the RI-002 BLA.

Evaluation of RI-002 in PIDD Patients

PIDD, a genetic disorder that causes a deficient or absent immune system, is caused by hereditary or genetic defects and can affect anyone regardless of age or gender. PIDD patients are more vulnerable to infections and more likely to suffer complications from these infections. IVIG is a plasma derived product that is used to prevent serious infections in patients with PIDD. It is comprised of polyclonal antibodies, which are proteins produced by B-cells that are used by the body’s immune system to neutralize foreign objects such as bacteria and viruses. It is estimated that there are about 250,000 diagnosed PIDD patients in the U.S., approximately half of whom are treated with IVIG regularly. As reported in industry journals, the U.S. sales of immune and hyperimmune globulin products for all its uses were reported to be approximately $6.2 billion in 2017.

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

Manufacturing and Supply of Our Products

In order to produce plasma-derived immunoglobulin products, raw material plasma is collected from human donors and then manufactured into specialized products. Historically, plasma for our products and product candidates has been collected from healthy donors at FDA-licensed plasma donation centers. Source plasma is collected at any one of over 600 FDA-licensed donation centers located throughout the U.S., using a process called automated plasmapheresis. This sterile, self-contained, automated process separates red blood cells and other cellular components in the blood, which are then returned to the donor. Source plasma obtained by plasmapheresis is tested and must be negative for antibodies to human immunodeficiency virus types 1 and 2 (HIV-1/2), HBsAg and Hepatitis C virus (“HCV”), using FDA-licensed serological test procedures.

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

We have a PDUFA date of April 2, 2019 for RI-002 and we have been in ongoing communication with the FDA regarding the BIVIGAM PAS and the BIVIGAM CRL. We have initiated efforts to internally prepare for commercialization of our product candidates, if and when the RI-002 BLA and BIVIGAM PAS are approved, and have continued commercialization efforts to generate increased market awareness for Nabi-HB by attending and presenting at medical conferences, as well as sponsoring medical education symposiums. Upon FDA approval of either the BIVIGAM PAS or RI-002 BLA, we plan to bolster these efforts and initiatives by hiring a small, specialty sales force to market BIVIGAM upon its re-launch and, upon approval by the FDA, RI-002 to hospitals, physician offices/clinics, and other specialty treatment organizations. We also anticipate staffing our company with additional personnel for patient support, medical affairs, quality assurance, regulatory affairs, scientific affairs, third-party reimbursement, inventory and logistics, human resources and financial and operational management. If and when we receive FDA approval, we may also use a network of national and regional distributors to assist with order fulfillment for BIVIGAM and RI-002 for use by healthcare professionals and hospitals.

Pharmaceutical Pricing and Reimbursement of Our Products

All sales in the U.S. of Nabi-HB, BIVIGAM and RI-002, if and when approved by the FDA, depend in part upon the availability of reimbursement from third-party payers. Third-party payers include government health programs, managed care providers, private health insurers and other organizations. Nabi-HB and BIVIGAM are reimbursed or purchased under several government programs, including Medicaid, Medicare Parts B and D, the 340B/Public Health Service program, and pursuant to an existing contract with the Department of Veterans Affairs. Medicaid is a joint state and federal government health plan that provides covered outpatient prescription drugs for low-income individuals. Under Medicaid, drug manufacturers pay rebates to the states based on utilization data provided by the states.

Plasma Collection Operations

ADMA Bio Centers operates an FDA-licensed source plasma collection facility located in Kennesaw, GA which provides us with a portion of our blood plasma for the manufacture of our products and product candidates. As part of our plans for expansion, we are looking to initiate the buildout of additional plasma centers in the U.S. A typical plasma collection center, such as those operated by ADMA Bio Centers, can collect approximately 30,000 to 50,000 liters of source plasma annually, which may be sold for different prices depending upon the type of plasma, quantity of purchase, and market conditions at the time of sale. Plasma collected from ADMA Bio Centers' facilities that is not used to manufacture our products or product candidates are sold to third-party customers in the U.S. and other locations where we are approved globally under supply agreements or in the open "spot" market.

As part of the purchase price to acquire the Biotest Assets, we transferred ownership of two of our plasma collection facilities to BPC on January 1, 2019.

Leadership

The founders of ADMA have several decades of combined experience marketing and distributing blood plasma products and devices. With our executive team, members of our Board and our commercial team, we collectively possess a significant level of deep medical, technical, development and commercial experience in the biologics and pharmaceutical industries.

Our Strategy

Our goal is to be a leader in developing, manufacturing and commercializing specialized, targeted, plasma-derived therapeutics that are intended to extend and enhance the lives of individuals who are naturally or medically immune-compromised. The key elements of our strategy for achieving this goal are as follows:

•	Work with the FDA to close-out the Warning Letter. Following the FDA inspection in April 2018 and the subsequent inspection report close-out with the Boca Facility status classification improvement to VAI, we continue to operate the Boca Facility in compliance with FDA regulations and with ongoing continuous improvements to our quality management systems and enhancements to our manufacturing processes, while releasing commercial drug product. We continue to work with the FDA to officially close-out the Warning Letter status to the Boca Facility. However, the VAI inspection status of the Boca Facility permits substantive reviews to occur.

•	Increase marketing efforts around Nabi-HB. We plan to increase our marketing efforts and attend relevant medical conferences during 2019, raising awareness of the risks associated with Hepatitis B and the benefits and efficacy of Nabi-HB in its indicated populations.

•	Obtain FDA approval for the BIVIGAM PAS and re-launch. If we are successful in obtaining FDA approval of the drug substance PAS, which details our optimized BIVIGAM manufacturing process, we plan to re-launch BIVIGAM in the U.S. During the second half of 2018, we filed the PAS seeking FDA authorization which, if obtained, would enable us to resume commercial manufacturing and re-launch and commercialize this product. On December 19, 2018, we received the BIVIGAM CRL from the FDA for our PAS submission for BIVIGAM drug substance. The BIVIGAM CRL requested certain additional information and clarifications related to CMC matters contained in our PAS submission for drug substance, including complete resolution of certain manufacturing related deviations, information pertaining to how certain in-process manufacturing samples are taken, as well as updates on certain stability data previously submitted. As the information we believed necessary to address and respond to the matters raised in the BIVIGAM CRL was readily available in our files, on January 7, 2019 we announced that our responses to the BIVIGAM CRL were submitted to the FDA for further review. Subsequent to the January 7, 2019 resubmission to the FDA, we received an information request for a limited number of questions. We believe that all requests contained in the recently received FDA information request were addressable and we have responded to the FDA. To date, we have not received a formal BIVIGAM CRL resubmission acknowledgment and we have not received formal clarity on the FDA’s intended review timing. We can confirm that the FDA is actively reviewing our BIVIGAM CRL resubmission and information request responses, however we cannot provide any assurance or predict with certainty the schedule for when we will, if at all, receive authorization from the FDA with respect to the PAS.

•	Obtain FDA approval of RI-002 as a treatment for PIDD. In the third quarter of 2015, the FDA accepted for review the RI-002 BLA for the treatment of PIDD. In July 2016, the FDA issued the RI-002 CRL. The RI-002 CRL did not cite any concerns with the clinical safety or efficacy data for RI-002 submitted in the RI-002 BLA, nor did the FDA request any additional clinical studies be completed prior to FDA approval of RI-002. In connection with our remediation efforts at the Boca Facility and receiving an inspection close-out by the FDA, we submitted the RI-002 BLA for review and in October 2018, we received an FDA target action PDUFA date of April 2, 2019.

•	Commercialize RI-002 as a treatment for PIDD. We plan to enhance our recruiting initiatives and expand our existing specialty commercial sales force to market RI-002 to hospitals, physician offices/clinics, and other specialty treatment and infusion center organizations. We also anticipate staffing our company with additional personnel for patient support, medical affairs, quality assurance, regulatory affairs, scientific affairs, third-party reimbursement, inventory and logistics, human resources, and financial and operational management. We may also use a network of national distributors to fulfill orders for RI-002.

•	Expand RI-002’s FDA-approved uses. If RI-002 is approved by the FDA as a treatment for PIDD, we plan to evaluate the clinical and regulatory paths to grow the RI-002 franchise through expanded FDA-approved uses. We believe that there may be patient populations beyond PIDD that would derive clinical benefit from RI-002, some of which may be eligible for orphan status. We plan to leverage our previously conducted randomized, double-blind, placebo-controlled Phase II clinical trial evaluating RI-001, RI-002’s predecessor product candidate, in immune-compromised, RSV-infected patients to explore RI-002 for the treatment of RSV.

•	Increase the Boca Facility’s manufacturing capacity. During 2019, we plan to execute on our capacity optimization plan to increase the Boca Facility’s manufacturing capacity.
•	Expand our pipeline with additional plasma-derived therapeutics. Our core competency is in the development, manufacturing, testing and commercialization of plasma-derived therapeutics. We believe there are a number of under-addressed medical conditions for which plasma-derived therapeutics may be beneficial. Utilizing our intellectual property patents, which include our proprietary testing assay and other standardization methods and technologies, we have identified potential new product candidates that we may advance into preclinical activities in the near term.

•	Develop and expand ADMA Bio Centers. In order to maintain partial control of our raw material supply as well as generate revenues through additional sources, we operate ADMA Bio Centers, a subsidiary that was established to operate plasma collection facilities in the U.S. Our facility in Kennesaw, GA holds an FDA license, under which we may collect normal source plasma and high-titer RSV plasma, with a portion of the plasma being sold to third-party buyers. We also plan to grow through the creation and licensing of additional plasma collection facilities in various regions of the U.S. We believe additional plasma collection facilities will allow us to cost-effectively secure additional plasma for our product manufacturing, and potentially increase revenues through the collection and sale of normal source plasma and other hyperimmune plasma to third parties.

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

Plasma is collected using a process called “plasmapheresis.” During plasmapheresis, a donor’s blood is drawn into a specialized medical device that separates the plasma component through centrifugation, and then returns the other blood components back into the donor’s bloodstream. Plasmapheresis is performed utilizing an FDA-approved, automated device with a sterile, self-contained collection kit. The plasma that is collected is known as “normal source plasma.” There are over 600 plasma donation centers in the U.S. As noted in a variety of plasma industry trade reports and related conferences, approximately 42 million liters of source plasma were collected in the U.S. in 2017. In the U.S., a donor may donate plasma a maximum of two times during any seven-day period, with at least two days in between donations. Plasma donation centers in the U.S. typically pay donors $25 to $50 per donation and some donors with rare or high antibody levels can be paid more.

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

As reported in industry journals, the U.S. sales of immune and hyperimmune globulin products for all its uses were reported to be approximately $6.2 billion in 2017, and in 2016 industry journals reported that the worldwide market for plasma-derived therapeutic drug products was approximately $21 billion. IVIG products are used to treat primary immune deficiencies, certain autoimmune diseases, and other illnesses for immune-compromised patients and certain neuropathy indications. New research and data, additional labeled indications, an aging population and emerging countries with new markets are all adding to the worldwide demand and growth of IVIG utilization.

Manufacturing and Supply

In order to produce plasma-derived therapeutics that can be administered to patients, raw material plasma is collected from healthy donors at plasma collection facilities licensed by the FDA. ADMA Bio Centers operates an FDA-licensed source plasma collection facility located in Kennesaw, GA. which provides us with a portion of our blood plasma for the manufacture of our current products and product candidates. A typical plasma collection center, such as those operated by ADMA Bio Centers, can collect approximately 30,000 to 50,000 liters of source plasma annually, which may be sold for different prices depending upon the type of plasma, quantity of purchase, and market conditions at the time of sale. Plasma collected from ADMA Bio Centers’ facilities that is not used for the manufacture of our current products and product candidates is sold to third-party customers in the U.S., and other locations where we are approved globally under supply agreements or in the open "spot" market.

On June 6, 2017, we entered into a Termination Agreement with BPC with respect to the Manufacturing Supply and License Agreement and Master Services Agreement, which included, effective as of January 21, 2017, a mutual release with respect to any claims relating to or arising from any breach or default under the existing Manufacturing Supply and License Agreement and Master Services Agreement between ADMA BioManufacturing and BPC. Under our Manufacturing, Supply and License Agreement with BPC, we had agreed to purchase exclusively from BPC our worldwide requirements of RSV immune globulin manufactured from human plasma containing RSV antibodies. The term of the agreement was for a period of ten years from January 1, 2013, renewable for two additional five-year periods at the agreement of both parties. We were obligated under this agreement to purchase a minimum of at least one lot of product during each calendar year after the finished product is approved by the FDA. This number was subject to increase at our option. As consideration for BPC’s obligations under the agreement, we were obligated to pay a dollar amount per lot of RSV immune globulin manufactured from human plasma containing RSV antibodies, as well as a percentage royalty on the sales thereof and of RI-002, up to a specified cumulative maximum amount.

Pursuant to the terms of a plasma purchase agreement with BPC, dated as of November 17, 2011 (the “2011 Plasma Purchase Agreement”), we have agreed to purchase from BPC an annual minimum volume of source plasma containing antibodies to RSV to be used in the manufacture of RI-002. We must purchase a to-be-determined and agreed upon annual minimum volume from BPC, but may also collect high-titer RSV plasma from up to five wholly-owned ADMA plasma collection facilities. During 2015, we amended the 2011 Plasma Purchase Agreement with BPC to allow us the ability to collect our raw material RSV high-titer plasma from other third-party collection organizations, thus allowing us to expand our reach for raw material supply as we approach commercialization for RI-002. Unless terminated earlier, the 2011 Plasma Purchase Agreement expires in June 2027, after which it may be renewed for two additional five-year periods if agreed to by the parties. As part of the closing of the Biotest Transaction, we amended the 2011 Plasma Purchase Agreement to extend the initial term through the ten year anniversary of the closing date of the Biotest Transaction. On December 10, 2018, BPC assigned its rights and obligations under the 2011 Plasma Purchase Agreement to Grifols Worldwide Operations Limited (“Grifols”) as its successor-in-interest, effective January 1, 2019. On January 1, 2019, Grifols and ADMA entered into an additional amendment to the 2011 Plasma Purchase Agreement for the purchase of source plasma containing antibodies to RSV from Grifols. Pursuant to this amendment, until January 1, 2022, we may purchase RSV plasma from Grifols from the two previously owned ADMA plasma collection facilities which we transferred to BPC on January 1, 2019 at a price equal to cost plus five percent (5%) (without any additional increase due to inflation).

On March 23, 2016, we entered into an Amended and Restated Plasma Supply Agreement with BPC for the purchase by BPC of normal source plasma to be derived from automated plasmapheresis procedures conducted at the formerly owned ADMA Bio Centers’ Norcross, GA and Marietta, GA facilities to be used in BPC's proprietary products’ manufacturing (the “Amended and Restated Plasma Supply Agreement”). Under the Amended and Restated Plasma Supply Agreement, BPC obtained GHA certification of the two bio centers which we transferred to BPC on January 1, 2019. The initial term of the Amended and Restated Plasma Supply Agreement expired by its terms on December 31, 2018 and was not renewed.

On June 6, 2017, we entered into a Plasma Supply Agreement with BPC pursuant to which BPC supplies, on an exclusive basis subject to certain exceptions, to ADMA BioManufacturing an annual minimum volume of hyperimmune plasma that contain antibodies to the hepatitis B virus for the manufacture of Nabi-HB. The Plasma Supply Agreement has a 10-year term. On July 19, 2018, we entered into an amendment to the Plasma Supply Agreement with BPC to, among other things, that in the event BPC elects not to supply in excess of ADMA BioManufacturing’s specified amount of Hepatitis B plasma and ADMA BioManufacturing is unable to secure Hepatitis B plasma from a third party at a price which is within a low double digit percentage of the price which ADMA BioManufacturing pays to BPC, then BPC shall reimburse ADMA BioManufacturing for the difference in price ADMA BioManufacturing incurs. On December 10, 2018, BPC assigned its rights and obligations under the Plasma Supply Agreement to Grifols, effective January 1, 2019.

On June 6, 2017, we entered into a Plasma Purchase Agreement with BPC (the “2017 Plasma Purchase Agreement”), pursuant to which ADMA BioManufacturing purchases normal source plasma from BPC at agreed upon annual quantities and prices. The 2017 Plasma Purchase Agreement has an initial term of five years after which the 2017 Plasma Purchase Agreement may be renewed for additional two terms of two years each upon the mutual written consent of the parties. On July 19, 2018, we entered into an amendment to the 2017 Plasma Purchase Agreement with BPC to, among other things, provide agreed upon amounts of normal source plasma to be supplied by BPC to ADMA BioManufacturing in calendar year 2019 at a specified price per liter, provided that ADMA BioManufacturing delivers a valid purchase order to BPC. Additionally, pursuant to the amendment to the 2017 Plasma Purchase Agreement, BPC agrees that, for calendar years 2020 and 2021, it shall supply no less than a high double digit percentage of ADMA BioManufacturing’s requested NSP amounts, provided that such requested normal source plasma amounts are within an agreed range, at a price per liter to be mutually determined. Furthermore, pursuant to the amendment to the 2017 Plasma Purchase Agreement, in the event BPC fails to supply ADMA BioManufacturing with at least a high double digit percentage of ADMA BioManufacturing’s requested normal source plasma amounts, BPC shall promptly reimburse ADMA BioManufacturing the difference in price ADMA BioManufacturing incurs due to BPC’s election not to supply NSP to ADMA BioManufacturing in such amounts as requested. On December 10, 2018, BPC assigned its rights and obligations under the Plasma Purchase Agreement to Grifols, effective January 1, 2019.

Marketing, Sales and Market Research

We intend to market and sell our product through our specialty sales force, distribution relationships and other customary industry methods. We will focus our efforts specifically on the easily identifiable treatment centers which specialize in the care and management of immune compromised individuals. We estimate that there are approximately 500 leading specialty programs in the U.S. which have significant patient populations for PIDD, suitable for treatment with RI-002. We plan to hire our own specialty sales force which will consist of account managers, medical science liaisons and other normal and customary scientific, medical and detail representatives. Our management and Board has substantial prior direct marketing, sales and distribution experience with plasma derived drugs, specialty immune globulins and other biological products. We also anticipate staffing the company with additional personnel for patient support, medical affairs, quality assurance, regulatory affairs, scientific affairs, third-party reimbursement, supply chain and logistics, human resources, financial and other operational management positions. As is customary in the plasma products industry, we may also use a network of national distribution organizations that have specialty divisions that focus on plasma products to fulfill orders for RI-002. We anticipate that due to certain recent events, our current and anticipated plans and intentions will evolve and change. See “Special Note Regarding Forward-Looking Statements.”

On June 6, 2017, we entered into a Termination Agreement with BPC with respect to the Manufacturing Supply and License Agreement and Master Services Agreement, which included, effective as of January 21, 2017, a mutual release with respect to any claims related to or arising from any breach or default under the existing Manufacturing Supply and License Agreement and Master Services Agreement between ADMA BioManufacturing and BPC. Pursuant to our Manufacturing, Supply and License Agreement, we granted Biotest an exclusive license to market and sell RI-002 in Europe and in selected countries in North Africa and the Middle East (the “Territory”), to have access to our testing services for testing of BPC’s plasma samples using our proprietary RSV assay, and to reference (but not access) our proprietary information for the purpose of Biotest seeking regulatory approval for the RI-002 in the Territory. As consideration for the license, Biotest provided us with certain services at no charge and also compensated us with cash payments upon the completion of certain milestones. Biotest was also obligated to pay us an adjustable royalty based on a percentage of revenues from the sale of RI-002 in the Territory for 20 years from the date of first commercial sale.

Major Customers

BPC, McKesson Corporation and AmerisourceBergen represented 56%, 16% and 15%, respectively, of our total 2018 revenue and the loss of BPC, McKesson Corporation or AmerisourceBergen as a customer or a material change in the revenue generated by any of these customers could have a material adverse effect on our business, results of operations and financial condition. As discussed above, the initial term of the Amended and Restated Plasma Supply Agreement with BPC, pursuant to which we supplied BPC with normal source plasma, expired by its terms on December 31, 2018 and was not renewed.

Competition

The plasma products industry is highly competitive. We face, and will continue to face, intense competition from both U.S.-based and foreign producers of plasma products, some of which have lower cost structures, greater access to capital, greater resources for research and development, and sophisticated marketing capabilities.

These competitors may include but are not limited to: CSL Behring, Grifols Biologicals, Takeda-Shire, Octapharma and Kedrion. In addition to competition from other large worldwide plasma products providers, we face competition in local areas from smaller entities. In Europe, where the industry is highly regulated and health care systems vary from country to country, local companies may have greater knowledge of local health care systems, more established infrastructures and have existing regulatory approvals or a better understanding of the local regulatory process, allowing them to market their products more quickly. Moreover, plasma therapy generally faces competition from non-plasma products and other courses of treatments. For example, recombinant Factor VIII products compete with plasma-derived products in the treatment of Hemophilia A.

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

During the third quarter of 2017, U.S. Pat. App. Serial No. 14/790,872, entitled ‘Compositions and Methods for the Treatment of Immunodeficiency’, encompassing immunotherapeutic methods of using immune globulin compositions proprietary to us, was allowed and issued July 25, 2017 as U.S. Patent No. 9,714,283. The ‘283 patent has a term at least through January 2035.

In November 2017, U.S. Pat. App. Serial No. 14/592,727, related to immune globulin compositions containing elevated, neutralizing antibody titers to RSV, as well as elevated antibody titers to other respiratory pathogens, was allowed and issued as U.S. Patent No. 9,815,886. The term of the issued patent extends to January 2035.

In May 2018, U.S. Patent No. 9,969,793 was issued covering methods of treating respiratory infections. The newly issued patent encompasses methods of treating upper and lower respiratory infections, including those caused by RSV, other viruses as well as bacteria utilizing ADMA’s investigational drug candidate RI-002, that contains elevated, neutralizing antibody titers to RSV as well as elevated antibody titers to other respiratory pathogens, such as influenza virus, coronavirus, parainfluenza virus, and metapneumovirus. The term of the issued patent extends to January 2035.

During the first quarter of 2019, U.S. Pat. App. Serial No. 14/790,872, entitled ‘Compositions and Methods for the Treatment of Immunodeficiency’, encompassing immunotherapeutic methods of using immune globulin compositions proprietary to us, was allowed and issued July 25, 2017 as U.S. Patent No. 9,714,283. The ‘283 patent has a term at least through January 2035.

On January 24, 2019, the U.S. Patent and Trademark Office issued a Notice of Allowance for U.S. Patent Application Serial No. 15/460,147 related to methods of treatment and prevention of S. pneumonia infection. The allowed claims encompass methods of preparing immune globulin via harvesting plasma from S. pneumonia vaccinated, healthy adult human donors and pooling the harvested plasma as the source for manufacturing a hyperimmune anti-S pneumococcal immune globulin containing elevated opsonic antibodies to a plurality of S. pneumonia serotypes, hyperimmune anti-S pneumococcal immune globulin so prepared and methods of treating S. pneumonia infection and methods of providing immunotherapy using the hyperimmune anti-S pneumococcal immune globulin. This allowed Application is expected to issue as a patent in March 2019. The term of the patent, once issued, is expected to extend to March 2037.

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

We currently hold multiple trademarks, including but not limited to BIVIGAM and Nabi-HB. We have spent considerable resources registering the trademarks and building brand awareness and equity of the ADMA Biologics trade name, which has been used in commerce since 2006. We expect to maintain and defend our various trademarks to the fullest extent possible.

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

U.S. Government Regulation

In the U.S., the FDA regulates products under the Federal Food, Drug, and Cosmetic Act (the “FDCA”) and related regulations. Our current and anticipated future product candidates are considered “biologics” under the FDA regulatory framework. The FDA's regulatory authority for the approval of biologics resides in the Public Health Service Act. However, biologics are also subject to regulation under the FDCA because most biological products also meet the FDCA’s definition of "drugs." Most pharmaceuticals or “conventional drugs” consist of pure chemical substances and their structures are known. Most biologics, however, are complex mixtures that are not easily identified or characterized. Biological products differ from conventional drugs in that they tend to be heat-sensitive and susceptible to microbial contamination. This requires sterile processes to be applied from initial manufacturing steps. The process required by the FDA before our product candidates may be marketed in the U.S. generally involves the following (although the FDA is given wide discretion to impose different or more stringent requirements on a case-by-case basis):

•	completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies performed in accordance with the FDA’s good laboratory practice regulations and other regulations;

•	submission to the FDA of an Investigational New Drug (“IND”) application which must become effective before clinical trials may begin;

•	performance of adequate and well-controlled clinical trials meeting FDA requirements to establish the safety and efficacy of the product candidate for each proposed indication;

•	manufacturing (through an FDA-licensed contract manufacturing organization) of product in accordance with cGMP to be used in the clinical trials and providing manufacturing information need in regulatory filings;

•	submission of a BLA to the FDA;

•	satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the product candidate is produced, and potentially other involved facilities as well, to assess compliance with cGMP regulations and other applicable regulations; and

•	the FDA review and approval of a BLA prior to any commercial marketing, sale or shipment of the product.

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

Biologics License Application

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

During its review of a BLA, the FDA may refer the application to an advisory committee of experts for their review, evaluation and recommendation as to whether the application should be approved, which information is taken into consideration along with the FDA’s own review findings. The FDA may refuse to approve a BLA and issue a CRL if the applicable regulatory criteria are not satisfied or the FDA has additional open questions for which it requires clarification. A CRL may also require additional clinical or other data, including one or more additional pivotal Phase III clinical trials. Even if such requested data are submitted, the FDA may ultimately decide that the BLA does not satisfy the criteria for approval and issue a denial of the BLA. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we do. If the FDA’s evaluations of the BLA and the clinical and manufacturing procedures and facilities are favorable, the FDA may issue an approval letter; if the evaluations are not favorable the FDA will issue a CRL, which may contain the conditions that must be met in order to secure final approval of the BLA. If a CRL is issued, a company has up to twelve months to resubmit or withdraw the BLA, unless the FDA allows for an extension as requested by a sponsor. If a CRL is issued, resubmissions for original applications and supplements of different types are subject to varying agency review procedures and review timing goals. For example, upon the resubmission of an original BLA application or efficacy supplement, the Center for Biologics Evaluation and Research (CBER)’s written Standard Operating Policy and Procedure (SOPP) 8405.1 states that it will classify the resubmission as either Class 1 (triggering a two-month review goal for the FDA) or Class 2 (triggering a six-month review goal for the FDA) depending on the circumstances, and in this SOPP CBER stated goal for review of manufacturing and labeling supplement resubmissions for PDUFA BLAs is (using the timeframes referenced in 21 C.F.R.§ 314.110(b)(1)(iii)) to review them within the same timeframe as the initial review cycle for the supplement (excluding any extension due to a major amendment of the initial supplement) (for example, under the FDA’s published PDUFA goals for fiscal years 2018 – 2022, a goal of acting on 90% of manufacturing PASs within four months of receipt). In practice, FDA reviews may take longer than the stated goals. If and when the items identified in a CRL have been resolved to the FDA’s satisfaction, the FDA will issue an approval letter, authorizing commercial marketing of the product for certain indications. The FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing, including Phase IV post-approval clinical trials, and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. Products may be marketed only for the FDA-approved indications and in accordance with the FDA-approved label. The FDA generally does not allow drugs to be promoted for “off-label” uses – that is, uses that are not described in the product’s approved labeling and that differ from those that were approved by the FDA. Furthermore, the FDA generally limits approved uses to those studied in clinical trials. If there are any modifications to the product, including changes in indications, other labeling changes, or manufacturing processes or facilities, we may be required to submit and obtain FDA approval of a new BLA or BLA supplement, which may require us to develop additional data or conduct additional preclinical studies and clinical trials, and/or require additional manufacturing data.

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

The commercial distribution of prescription drugs (including biological drug products) is subject to the Drug Supply Chain Security Act ("DSCSA"), which regulates the distribution of the products at the federal level, and sets certain standards for federal or state registration and compliance of entities in the supply chain (manufacturers and repackagers, wholesale distributors, third-party logistics providers, and dispensers). The DSCSA preempts previously enacted state pedigree laws and the pedigree requirements of the Prescription Drug Marketing Act ("PDMA"). Trading partners within the drug supply chain must now ensure certain product tracing requirements are met, and are required to exchange transaction information, transaction history, and transaction statements. Further, the DSCSA limits the distribution of prescription pharmaceutical products and imposes requirements to ensure overall accountability and security in the drug supply chain. The distribution of product samples continues to be regulated under the PDMA.

From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. In addition to new legislation, FDA regulations, guidance, and policies are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our product candidates. It is impossible to predict whether further legislative or FDA regulation or policy changes will be enacted or implemented and what the impact of such changes, if any, may be.

Regulation of ADMA Bio Centers

All blood and blood product collection and manufacturing centers which engage in interstate commerce must be licensed by the FDA. In order to achieve licensure, the organization must submit a BLA and undergo pre-licensure inspection. ADMA Bio Centers has completed these requirements and holds an FDA license for its Kennesaw, GA plasma collection facility. In order to maintain an FDA license, each such facility operated by ADMA Bio Centers will be inspected at least every two years. ADMA Bio Centers is also required to submit annual reports to the FDA.

Blood plasma collection and manufacturing centers are also subject to the Clinical Laboratory Improvement Amendments, state licensure and compliance with industry standards such as the International Quality Plasma Program. Compliance with state and industry standards is verified by means of routine inspection. We believe that our ADMA Kennesaw, GA facility is currently in compliance with state and industry standards. Delays in obtaining, or failures to maintain, regulatory approvals for any facilities operated by ADMA Bio Centers would harm our business. In addition, we cannot predict what adverse federal and state regulations and industry standards may arise in the future.

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

Employees

As of December 31, 2018, we had a total of 318 employees, comprised of 314 full-time employees and four part-time employees. Over the course of the next year, we anticipate hiring additional full-time employees devoted to sales and marketing, medical and scientific affairs, general and administrative, as well as hiring additional staff to the plasma collection centers as appropriate. We intend to use Clinical Research Organizations(“ CROs”), third parties and consultants to perform our clinical studies and manufacturing, regulatory affairs and quality control services in addition to corporate marketing, branding and commercialization activities.

Corporate Information

ADMA Biologics, Inc. was founded on June 24, 2004 as a New Jersey corporation and re-incorporated in Delaware on July 16, 2007. We operate through our wholly-owned subsidiaries ADMA Plasma Biologics, ADMA BioManufacturing and ADMA Bio Centers. ADMA BioManufacturing was formed in January 2017 to facilitate the acquisition of BTBU. ADMA Bio Centers is the Company’s source plasma collection business which operates in the U.S. Each operational ADMA bio center, once approved, will have a license with the FDA and may obtain additional certifications from other regulatory agencies such as the GHA and the Korean Ministry of Food and Drug Safety. ADMA Bio Centers’ facility supplies ADMA with a portion of its raw material plasma for the manufacture of its products and product candidates.

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

To date, we have generated a substantial portion of our revenues from the sale of plasma by our plasma collections facilities. Following completion of the Biotest Transaction, we began generating revenues from the sale of Nabi-HB, and we recorded additional revenue in connection with a contract manufacturing agreement. Unless and until we receive approval from the FDA and other regulatory authorities for BIVIGAM and RI-002 and other products and product candidates in our pipeline, we do not expect to sell and generate revenue from the commercialization of BIVIGAM or RI-002 and other products and product candidates in our pipeline, and we will be required to raise additional funds through the sale of our equity and/or debt securities in order to establish a commercial sales force, develop our commercial infrastructure and recognize any significant revenues.

Our long-term liquidity will depend upon our ability to raise additional capital, fund our research and development and commercial programs, establish and build out a commercial sales force and commercial infrastructure and meet our ongoing obligations. If we are unable to successfully raise additional capital by the fourth quarter of 2019, we will likely not have sufficient cash flow and liquidity to fund our business operations as we currently operate, forcing us to potentially curtail our activities and significantly reduce or cease operations. Even if we are able to raise additional capital, such financings may only be available on unattractive terms, resulting in significant dilution of stockholders' interests and, in such event, the value and potential future market price of our Common Stock may decline. In addition, if we raise additional funds through license arrangements or through the disposition of any of our assets, it may be necessary to relinquish potentially valuable rights to our product candidates or assets or grant licenses on terms that are not favorable to us.

Based upon our projected revenue and expenditures for fiscal 2019, including continued implementation of our commercialization and expansion activities and certain other assumptions, we currently believe that our cash, cash equivalents, projected revenue and accounts receivable, along with the additional $27.5 million we anticipate being able to draw down through our existing senior credit facility (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), which is contingent upon, among other things, the FDA approval of either the BIVIGAM PAS or the RI-002 BLA, will be sufficient to fund our operations, as currently conducted, into the fourth quarter of 2019. In order to have sufficient cash to fund our operations thereafter and to continue as a going concern, we will need to raise additional equity or debt financing by the fourth quarter of 2019. However, if we do not receive FDA approval of either the BIVIGAM PAS or the RI-002 BLA, we believe that our cash balance will be sufficient to fund our operations, as currently conducted, into the third quarter of 2019, and we will be required to raise additional capital by the third quarter of 2019. This timeframe may change based upon how quickly we are able to execute on our ADMA BioManufacturing operations, commercial manufacturing ramp-up activities and the various financing options we are exploring. These estimates may change based upon whether or when the FDA approves BIVIGAM or RI-002 or if any of our other assumptions change. We currently do not have arrangements to obtain additional financing. Any such financing could be difficult to obtain or only available on unattractive terms and could result in significant dilution to stockholders. Failure to secure necessary financing in a timely manner and on favorable terms could have a material adverse effect on our business plan and financial performance and could delay, discontinue or prevent product development, clinical trials, commercialization activities or the approval of any of our potential products. In addition, we could be forced to reduce or forgo sales and marketing efforts and forgo attractive business opportunities.

Failure to timely and effectively remediate and close out the outstanding Warning Letter and other inspection issues and deficiencies at the Boca Facility will have a material adverse effect on our business.

Prior to the closing of the Biotest Transaction, BTBU was our third-party manufacturer for RI-002. In response to our RI-002 BLA submission in 2015, in July 2016 the FDA issued the CRL. The CRL did not specify or request the need for any addition clinical trials or data; however, the CRL reaffirmed the issues set forth in the Warning Letter issued to Biotest relating to inspection issues identified at the Boca Facility. The FDA identified in the CRL, among other things, certain outstanding inspection issues and deficiencies related to CMC and GMP at the Boca Facility and at certain of our third-party vendors, and requested documentation of corrections for a number of these issues. The FDA indicated in the CRL that it cannot grant final approval of our RI-002 BLA until, among other things, these deficiencies are resolved. Following the completion of the Biotest Transaction, we now have control over the regulatory, quality, general operations and drug substance manufacturing process at the Boca Facility, and one of our highest priorities is to close out the Warning Letter. In June 2017, we engaged a leading consulting firm with extensive experience in remediating compliance and inspection issues related to quality management systems that manages a robust team of subject matter experts in plasma derived products and biologic drugs to assist us in addressing all identified CMC and cGMP issues and deficiencies. In April 2018, the FDA inspected the Boca Facility and in July 2018 our FDA status improved from OAI to VAI and this inspection of the Boca Facility has been successfully closed-out as indicated on the FDA’s website inspection database. Upon our receiving FDA compliance status, we responded to the RI-002 CRL through resubmitting the RI-002 BLA on September 28, 2018 and the FDA assigned a PDUFA action due date of April 2, 2019. Upon approval of the RI-002 BLA by the FDA, we intend to commercialize RI-002. We cannot provide any assurances or predict with certainty the schedule for when we will, if at all, receive approval from the FDA for the RI-002 BLA. Similarly, there can be no assurances that our efforts to remediate the Warning Letter will be effective or whether the FDA will accept these efforts. Failure to timely remediate the issues identified in the Warning Letter and other inspection issues and deficiencies and/or receive approval from the FDA, as well as passing an FDA inspection within this timeline, if at all, will have a material adverse effect on our business, prospects, financial condition and results of operations. We may be issued additional 483 observations, Warning Letters or have other negative regulatory actions taken against us should we be found to be noncompliant.

We are currently not profitable and may never become profitable.

We have a history of losses and expect to incur substantial losses and negative operating cash flow for the foreseeable future, and we may never achieve or maintain profitability. For the years ended December 31, 2018 and 2017, we incurred net losses of $65.7 and $43.8 million, respectively, and from our inception in 2004 through December 31, 2018, we have incurred an accumulated deficit of $216.4 million. Even if we succeed in developing and commercializing one or more of our products and product candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our operating expenses will increase substantially in the foreseeable future as we:

•	remediate the outstanding compliance deficiencies identified by the FDA in the CRL and Warning Letter at the Boca Facility;

•	seek regulatory approval(s);

•	initiate commercialization and marketing efforts;

•	implement additional internal systems, controls and infrastructure;

•	hire additional personnel;

•	expand and build out our plasma center network; and

•	expand production capacity at the Boca Facility.

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

Although our financial statements have been prepared on a going concern basis, we must raise additional capital by the second half of 2019 to fund our operations in order to continue as a going concern.

CohnReznick LLP, our independent registered public accounting firm, has included an explanatory paragraph in their opinion that accompanies our audited consolidated financial statements as of and for the year ended December 31, 2018, indicating that our current liquidity position and history of losses raise substantial doubt about our ability to continue as a going concern. If we are unable to improve our liquidity position we may not be able to continue as a going concern.  If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements. We may also be forced to make reductions in spending, including delaying or curtailing our clinical development, trials or commercialization efforts, or seek to extend payment terms with our vendors and creditors. Our ability to raise or borrow the capital needed to improve our financial condition may be hindered by a variety of factors, including market conditions and the availability of such financing on acceptable terms, if at all. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business, which could cause our security holders to suffer the loss of all or a substantial portion of their investment.

We anticipate that our principal sources of liquidity will only be sufficient to fund our activities, as currently conducted, into the fourth quarter of 2019. In order to have sufficient cash to fund our operations thereafter and to continue as a going concern, we will need to raise additional equity or debt financing by the fourth quarter of 2019. However, if we do not receive FDA approval of either the BIVIGAM PAS or the RI-002 BLA, we believe that our cash balance will be sufficient to fund our operations, as currently conducted, into the third quarter of 2019, and we will be required to raise additional capital by the third quarter of 2019. This time frame may change based upon how quickly we are able to execute on our quality management systems’ remediation plans for the ADMA BioManufacturing operations, commercial manufacturing ramp-up activities and the various financing options we are exploring. In order to have sufficient cash to fund our operations thereafter, we will need to raise additional equity or debt capital, and we cannot provide any assurance that we will be successful in doing so. If our assumptions underlying our estimated expenses prove to be wrong, we may have to raise additional capital sooner than the second half of 2019.

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

Our operations, including our headquarters located in Ramsey, NJ, the Boca Facility and our Kennesaw, GA plasma collection center, are vulnerable to interruption by fire, weather related events such as hurricanes, wind and rain, other acts of God, electric power loss, telecommunications failure, equipment failure and breakdown, human error, employee issues, product liability claims and events beyond our control. While we maintain several insurance policies with reputable carriers, which we believe are in acceptable amounts and contain market terms common within the industry which provide adequate coverage for a variety of these risks, including replacing or rebuilding a substantial part of our facilities, these policies are subject to the insurance carriers’ final determination of compensation to us. In addition, our disaster recovery plans for our facilities may not be adequate and we do not have an alternative manufacturing facility or contractual arrangements with other manufacturers in the event of a casualty to or destruction of any of our facilities. If we are required to rebuild or relocate any of our facilities, a substantial investment in improvements and equipment would be necessary. We carry only a limited amount of business interruption insurance, which may not sufficiently compensate us for losses that may occur. As a result, any significant business interruption could adversely affect our business and results of operations.

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

In addition, the FDA or an independent institutional review board may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA finds deficiencies in our IND submissions or the conduct of these trials. Therefore, we cannot provide any assurance or predict with certainty the schedule for future clinical trials. In the event we do not ultimately receive regulatory approval for RI-002, we may be required to terminate development of our only product candidate. Unless we acquire or develop other product candidates that are saleable, our business will be limited to plasma collection and sales, as well as sales of Nabi-HB and, potentially, manufacturing intermediates.

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

Even if we receive approval from the FDA to market RI-002 for PIDD, our ability to market RI-002 for alternative indications could be limited, unless additional clinical trials are conducted.

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

We depend on third-party researchers, developers and vendors to develop, manufacture and test RI-002 and our other products, and such parties are, to some extent, outside of our control.

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

Historically a single customer has accounted for a significant amount of our total revenue and, collectively with two other customers, represented 87% of our total revenue for the year ended December 31, 2018, and therefore the loss of any of these customers could have a material adverse effect on our business, results of operations and financial condition.

Historically, a significant amount of our total revenue is attributable to a single customer, BPC. For the year ended December 31, 2018, BPC, McKesson Corporation and AmerisourceBergen represented 56%, 16% and 15%, respectively, of our total revenue.

The loss of any key customers or a material change in the revenue generated by any of these customers could potentially have a material adverse effect on our business, results of operations and financial condition. The initial term of our Amended and Restated Plasma Supply Agreement with BPC, pursuant to which we supplied BPC with normal source plasma, expired by its terms on December 31, 2018 and was not renewed. Factors that could influence our relationships with our customers include, among other things:

•	our ability to sell our products at competitive prices;

•	our ability to maintain features and quality standards for our products sufficient to meet the expectations of our customers; and

•	our ability to produce and deliver a sufficient quantity of our products in a timely manner to meet our customers’ requirements.

Additionally, an adverse change in the financial condition of BPC, McKesson Corporation or AmerisourceBergen could have a material adverse effect on our business and results of operations.

Issues with product quality and compliance could have a material adverse effect upon our business, subject us to regulatory actions and cause a loss of customer confidence in us or our products.

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

If physicians, payers and patients do not accept and use our current products or our future product candidates, our ability to generate revenue from these products will be materially impaired.

Even if the FDA approves a product made by ADMA Biologics, physicians, payers and patients may not accept and use it. Acceptance and use of our products will depend on a number of factors including:

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

Industry and other market data used in our periodic reports filed with the SEC and our other materials, including those undertaken by us or our engaged consultants, may not prove to be representative of current and future market conditions or future results.

Our periodic reports filed with the SEC and our other materials include statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties and surveys and studies we commissioned regarding the market potential for our current products as well as RI-002. Although we believe that such information has been obtained from sources believed to be reliable, neither the sources of such data, nor we, can guarantee the accuracy or completeness of such information. While we believe these industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data. With respect to the information from third-party consultants, the results of this data represent the independent consultants’ own methodologies, assumptions, research, analysis, projections, estimates, composition of respondent pool, presentation of data and adjustments, each of which may ultimately prove to be incorrect, and cause actual results and market viability to differ materially from those presented in any such report or other materials. Readers should not place undue reliance on this information.

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

Our ADMA Bio Centers operations collect information from donors in the U.S. that subjects us to consumer and health privacy laws, which could create enforcement and litigation exposure if we fail to meet their requirements.

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

While we are not a covered entity or business associate subject to HIPAA, even when HIPAA does not apply, according to the U.S. Federal Trade Commission (the “FTC”), failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Medical data is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule. In addition, states impose a variety of laws protecting consumer information, with certain sensitive information such as HIV/Sexually Transmitted Disease status subject to heightened standards. In addition, federal and state privacy, data security, and breach notification laws, rules and regulations, and other laws apply to the collection, use and security of personal information, including social security number, driver’s license numbers, government identifiers, credit card and financial account numbers. Some state privacy and security laws apply more broadly than HIPAA and associated regulations. For example, California recently enacted legislation – the California Consumer Privacy Act, or CCPA – which goes into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Legislators have stated that they intend to propose amendments to the CCPA before it goes into effect, and the California Attorney General will issue clarifying regulations. Although the law includes limited exceptions, including for certain information collected as part of clinical trials as specified in the law, it may regulate or impact our processing of personal information depending on the context. It remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. We could be subject to enforcement action and litigation exposure if we fail to adhere to these data privacy and security laws.

We may not realize the strategic and financial benefits currently anticipated from the Biotest Transaction.

We may not realize all of the strategic and financial benefits currently anticipated from the Biotest Transaction. For example, we may not realize the anticipated benefits of acquiring control of all aspects of RI-002 drug manufacturing, regulatory affairs and business operations. In addition, we may not be able to resolve the outstanding issues at the Boca Facility that resulted in the Warning Letter. As part of the remediation of the Warning Letter, in December 2016 BTBU temporarily suspended the production of BIVIGAM in order to focus on the completion of planned improvements to the manufacturing process. As a result, BIVIGAM was not available for sale or distribution throughout fiscal 2017. If we are unable to address the underlying concerns at the Boca Facility that resulted in the Warning Letter and the CRL in July 2016 that identified deficiencies and inspection issues related to certain of our third-party contract manufacturers, including BPC, and provide requested documentation of corrections for a number of these issues, we will not be able to apply for the PAS related to the manufacturing of BIVIGAM or reapply for FDA approval to market and sell RI-002, which could have a material adverse effect on us. Failure to resolve any outstanding issues or any administrative actions taken or changes made by the FDA toward our contract manufacturers, vendors or us could impact our ability to receive approval for RI-002, including the timing thereof, disrupt our business operations and the timing of our commercialization efforts and may have a material adverse effect on our financial condition and operating results. In April 2018, the FDA inspected the Boca Facility and in July 2018 our FDA status resulted improved from OAI to VAI and this inspection of the Boca Facility has been successfully closed-out as indicated on the FDA’s website inspection database. Upon our receiving FDA compliance status, we responded to the RI-002 CRL through resubmitting the RI-002 BLA on September 28, 2018 and the FDA assigned a Prescription User Fee Act (“PDUFA”) action due date of April 2, 2019. Upon approval of the RI-002 BLA by the FDA, we intend to commercialize RI-002. We cannot provide any assurances or predict with certainty the schedule for when we will, if at all, receive approval from the FDA for the RI-002 BLA.

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

By completing the Biotest Transaction, we were required to transfer assets that have historically generated substantially all of our revenue.

As part of the consideration paid to acquire the Biotest Assets, we were required to transfer to BPC ownership of two of our licensed plasma collection facilities in the U.S. and certain related assets and liabilities. These plasma collection facilities, which were transferred on January 1, 2019, have historically been the source of substantially all of our revenue. Although we have completed construction of, and received FDA approval for our plasma collection facility in Kennesaw, GA, there can be no assurances that we will generate similar revenues as historically reported from the plasma collection facilities we transferred to BPC on January 1, 2019.

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

In addition, while the Purchase Agreement contains certain non-compete clauses, such clauses do not prohibit either the Biotest Guarantors (as defined therein) or their other affiliates from directly or indirectly (other than through BPC) competing with BTBU after the closing of the Biotest Transaction. Such competition could result in the loss of existing or new customers, price reductions, reduced operating margins and loss of market share, which could have a material adverse effect on our business, financial condition, results of operations and stock price.

If our due diligence investigation for the Biotest Transaction was inadequate and/or the representations, warranties and indemnification given to us by BPC was inadequate, then it could result in a material adverse effect on our business.

Even though we believe that we conducted a reasonable and customary due diligence investigation of BTBU and we received market representations, warranties and indemnities from Biotest and BPC, we cannot be sure that our due diligence investigation uncovered all material or non-material issues that may be present. There also can be no assurances that we received access to or had the ability to diligence certain information, as well as appropriate representations and or warranties, that it would be possible to uncover all material issues through customary due diligence, or that issues outside of our control will not later arise or that all material issues which are or could have been discovered would otherwise be covered by the representations and warranties of Biotest and BPC and therefore indemnifiable. In connection with the Biotest Transfer Agreement, we granted a full release to Biotest from any and all past, present or future indemnification claims arising under or in connection with the Master Purchase Agreement. If we failed to identify any important issues, or if it were not possible to uncover all material issues, any such material issue could result in a material adverse effect on our business, financial condition, results of operations and stock price.

Our Credit Agreement and Guaranty (the “Credit Agreement”) with our secured lender, Perceptive Credit Holdings II, LP (“Perceptive”) is subject to acceleration in specified circumstances, which may result in Perceptive taking possession and disposing of any collateral.

On February 11, 2019, we entered into the Credit Agreement with Perceptive which provides for a senior secured term loan facility in an aggregate amount of up to $72.5 million (collectively, the “Credit Facility”), comprised of (i) a term loan in the principal amount of $45.0 million (the “Initial Term Loan”), (ii) an additional term loan to be made in the maximum principal amount not to exceed $27.5 million, but no less than $10.0 million (the “Additional Term Loan” and, together with the Initial Term Loan, the “Loans”), which Additional Term Loan availability is subject to the satisfaction of certain conditions. The Loans each have a maturity date of March 1, 2022, subject to acceleration pursuant to the Credit Agreement, including upon an Event of Default (as defined in the Credit Agreement). The Loans are secured by substantially all of our assets, including our intellectual property. Events of Default include, among others, non-payment of principal, interest, or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material contracts and events constituting a change of control. In addition to an increase in the rate of interest on the Loans of 4% per annum, the occurrence of an Event of Default could result in, among other things, the termination of commitments under the Credit Facility, the declaration that all outstanding Loans are immediately due and payable in whole or in part, and Perceptive taking immediate possession of, and selling, any collateral securing the Loans.

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

We currently collect human blood plasma at our ADMA Bio Centers facility, and if we cannot maintain FDA approval for this facility or obtain FDA approval for additional facilities which we create or acquire rights to, we may be adversely affected and may not be able to sell or use this human blood plasma for future commercial purposes.

We intend to maintain FDA approval of our ADMA Bio Centers collection facility in Kennesaw, GA for the collection of human blood plasma and we may seek other governmental and regulatory approvals for this facility. We also plan to grow through the creation and licensing of additional ADMA Bio Centers facilities in various regions of the U.S. Collection facilities are subject to FDA and potentially other governmental and regulatory inspections and extensive regulation, including compliance with current cGMP, FDA and other government approvals, as applicable. Failure to comply with applicable governmental regulations or to receive applicable approvals for our future facilities may result in enforcement actions, such as adverse inspection reports, warning letters, product recalls or seizures, monetary sanctions, injunctions to halt manufacture and distribution of products, civil or criminal sanctions, costly litigation, refusal of regulatory authority approvals and licenses, restrictions on operations or withdrawal of existing approvals and licenses, any of which may significantly delay or suspend our operations for these locations, potentially having a materially adverse effect on our ability to manufacture our products or offer for sale plasma collected at the affected site(s).

We currently manufacture our current marketed products, pipeline products, and products for third parties in our manufacturing and testing facilities, and if we or our vendors cannot maintain appropriate FDA status for these facilities, we may be adversely affected, and may not be able to sell, manufacture or commercialize these products.

We currently operate under the Warning Letter due to issues identified by the FDA in their prior inspections while the Boca Facility was under Biotest’s operational control. We engaged a leading consulting firm with extensive experience in remediating compliance and inspection issues related to quality management systems and which manages a robust team of subject matter experts in plasma derived products and biologic drugs to assist us in addressing all identified CMC and cGMP issues and deficiencies. We continue to work with the FDA to resolve the Warning Letter classification. Although we have improved our compliance status at the Boca Facility, there are no assurances we will be able to maintain compliance with all FDA or other regulations. Our third party vendors may perform activities for themselves or other clients and we may not be privy to all regulatory findings or issues discovered by the FDA or other regulatory agencies. Such findings, which are out of our control, may adversely affect our ability to continue to work with these vendors, or our ability to release commercial drug product or perform necessary testing or other actions for us or our clients, which may be required in order to remain FDA compliant or commercialize our products.

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

For example, under the Anti-Kickback Law and similar state laws and regulations, the offer or payment of anything of value for patient referrals, or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease, or ordering of any time or service reimbursable in whole or in part by a federal health care program is prohibited.  This places constraints on the marketing and promotion of products and on common business arrangements, such as discounted terms and volume incentives for customers in a position to recommend or choose products for patients, such as physicians and hospitals, and these practices can result in substantial legal penalties, including, among others, exclusion from the Medicare and Medicaid programs. Arrangements with referral sources such as purchasers, group purchasing organizations, physicians and pharmacists must be structured with care to comply with applicable requirements. Legislators and regulators may seek to further restrict the scope of financial relationships that are considered appropriate. For example HHS issued a proposed rule in February 2019, which aims to eliminate certain Anti-Kickback Statute safe harbor protection for drug rebates. Also, certain business practices, such as payments of consulting fees to healthcare providers, sponsorship of educational or research grants, charitable donations, interactions with healthcare providers that prescribe products for uses not approved by the FDA and financial support for continuing medical education programs, must be conducted within narrowly prescribed and controlled limits to avoid any possibility of wrongfully influencing healthcare providers to prescribe or purchase particular products or as a reward for past prescribing. Under the Patient Protection and Affordable Care Act (“ACA”) and the companion Health Care and Education Reconciliation Act, which together are referred to as the “Healthcare Reform Law”, payments and transfers of value by pharmaceutical manufacturers subject to this “Sunshine Act” and its implementing regulations to U.S. –licensed physicians and teaching hospitals, must be tracked and reported, and will be publicly disclosed. Such “applicable manufacturers” are also required to report certain ownership interests held by physicians and their immediate family members. In 2018 the Sunshine Act was extended to require tracking and reporting of payments and transfers of value to physician assistants, nurse practitioners, and other mid-level practitioners (with reporting requirements going into effect in 2022 for payments and transfers of value made in 2021). A number of states have similar laws in place. Additional and stricter prohibitions could be implemented by federal and state authorities. Where such practices have been found to be improper incentives to use such products, government investigations and assessments of penalties against manufacturers have resulted in substantial damages and fines. Many manufacturers have been required to enter into consent decrees or orders that prescribe allowable corporate conduct.

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

We are subject to extensive and rigorous governmental regulation, including the requirement of FDA and other federal, state and local business regulatory approval before our products and product candidates may be lawfully marketed, and our ability to obtain regulatory approval of our products and product candidates from the FDA in a timely manner, access the public markets and obtain necessary capital in order to properly capitalize and continue our operations may be hindered by inadequate funding for the FDA, the SEC and other state and local government agencies.

Both before and after the approval of our products, our products, our operations, our facilities, our suppliers and our contract research organizations are subject to extensive regulation by federal, state and local governmental authorities in the U.S. and other countries, with regulations differing from country to country. In the U.S., the FDA regulates, among other things, the pre-clinical testing, clinical trials, manufacturing, safety, efficacy, potency, labeling, storage, record keeping, quality systems, advertising, promotion, sale and distribution of therapeutic products. Failure to comply with applicable requirements could result in, among other things, one or more of the following actions: notices of violation, untitled letters, warning letters, complete response letters, fines and other monetary penalties, unanticipated expenditures, delays in approval or refusal to approve a product or product candidate, product recall or seizure, interruption of manufacturing or clinical trials, operating restrictions, injunctions and criminal prosecution. Our products and product candidates cannot be lawfully marketed in the U.S. without FDA and other federal, state and local business regulatory approval. Any failure to receive the marketing approvals necessary to commercialize our product or product candidates could harm our business.

The regulatory review and approval process of governmental authorities is lengthy, expensive and uncertain. For example, in December 2016, BPC, the owner of BIVIGAM prior to the Biotest Transaction in June 2017, temporarily suspended the commercial production of BIVIGAM in order to focus on the completion of planned improvements to the manufacturing process. We resumed production of BIVIGAM utilizing our optimized IVIG manufacturing process with two conformance lots in the fourth quarter of 2017 and a third conformance lot in the first quarter of 2018. During the first half of 2018, we qualified and filled the BIVIGAM conformance batches and the product is on stability. During the second half of 2018, we filed a drug substance PAS with the FDA for BIVIGAM to include the ADMA optimization improvements for BIVIGAM and to seek FDA authorization which would enable us to resume commercial scale manufacturing and relaunch and commercialize this product. On December 19, 2018, we received the BIVIGAM CRL for our PAS submission for BIVIGAM drug substance. The BIVIGAM CRL requested certain additional information and clarifications relating to CMC matters contained in our PAS submission for drug substance, including complete resolution of certain manufacturing related deviations, information pertaining to how certain in-process manufacturing samples are taken, as well as updates on certain stability data previously submitted. As the information we believed necessary to address and respond to the matters raised in the BIVIGAM CRL was readily available in our files, on January 7, 2019 we announced that our responses to the BIVIGAM CRL were submitted to the FDA for further review. Subsequent to the January 7, 2019 resubmission to the FDA, we received an information request for a limited number of questions. We believe that all requests contained in the recently received FDA information request were addressable and we have responded to the FDA. To date, we have not received a formal BIVIGAM CRL resubmission acknowledgment and we have not received formal clarity on the FDA’s intended review timing. We can confirm that the FDA is actively reviewing our BIVIGAM CRL resubmission and information request responses, however we cannot provide any assurance or predict with certainty the schedule for when we will, if at all, receive authorization from the FDA with respect to our PAS for BIVIGAM.

Additionally, the ability of the FDA and other federal, state and local business regulatory agencies to review and approve products and product candidates can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the FDA and other federal, state and local business regulatory agencies have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for products and product candidate submissions to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including in December 2018 and January 2019, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and SEC, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown reoccurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions and other reporting requirements, including our drug substance PAS for BIVIGAM, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

The manufacturing processes for plasma-based biologics are complex and involve biological intermediates that are susceptible to contamination and impurities.

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

Our ability to continue to produce safe and effective products depends on the safety of our plasma supply, testing by third parties and manufacturing processes against transmittable diseases.

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

We could become supply-constrained and our financial performance would suffer if we cannot obtain adequate quantities of FDA-approved source plasma with proper specifications or other necessary raw materials.

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

There have been repeated attempts by Congress to repeal or change the Healthcare Reform Law. Further, on January 20, 2017, the new administration signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the Healthcare Reform Law that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. More recently, the United States District Court for the Northern District of Texas struck down the Healthcare Reform Law, deeming it unconstitutional given that Congress repealed the individual mandate in 2017. This decision has been stayed pending outcome of an appeal to the Fifth Circuit Court of Appeals. Although there is no immediate impact on the ACA, we will continue to evaluate the effect that the Healthcare Reform Law and its possible repeal and replacement, or potential total revocation by the Supreme Court of the United States, has on our business.

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

Our operations have consumed substantial amounts of cash since inception. For the years ended December 31, 2018 and 2017, we had negative cash flows from operations of approximately $62.7 million and $37.3 million, respectively. We expect to continue to spend substantial amounts on product development, including commercialization activities, procuring raw material plasma, manufacturing, conducting potential future clinical trials for our product candidates and purchasing clinical trial materials from our suppliers, conducting commercial launch activities and potential post marketing studies. We currently anticipate, based upon our projected revenue and expenditures, as well as the additional $27.5 million we expect to be able to draw down under the Credit Agreement, that our current cash, cash equivalents and accounts receivable will be sufficient to fund our operations, as currently conducted, into the fourth quarter of 2019. In order to have sufficient cash to fund our operations thereafter and to continue as a going concern, we will need to raise additional equity or debt financing by the fourth quarter of 2019. However, if we do not receive FDA approval of either the BIVIGAM PAS or the RI-002 BLA, we believe that our cash balance will be sufficient to fund our operations, as currently conducted, into the third quarter of 2019, and we will be required to raise additional capital by the third quarter of 2019. This time frame may change based upon how quickly we are able to execute on our operational initiatives and the various financing options we are exploring. However, if the assumptions underlying our estimated expenses prove to be incorrect, we may have to raise additional capital sooner than we currently expect. Until such time, if ever, as we can generate a sufficient amount of product revenue to achieve profitability, we expect to continue to finance our operations through additional equity or debt financings or corporate collaboration and licensing arrangements. If we are unable to raise additional capital as needed, we will have to delay, curtail or eliminate our product development activities, including conducting clinical trials for our product candidates and purchasing clinical trial materials from our suppliers, as well as future commercialization efforts.

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

We have incurred substantial losses during our history. As of December 31, 2018, we had federal and state NOLs of $108.5 million and $72.3 million, respectively. These NOLs will begin to expire at various dates beginning in 2027, if not limited by triggering events prior to such time. Under the provisions of the Internal Revenue Code, changes in our ownership, in certain circumstances, will limit the amount of federal NOLs that can be utilized annually in the future to offset taxable income. In particular, Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on a company’s ability to use NOLs upon certain changes in such ownership. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. The Biotest Transaction on June 6, 2017 resulted in a change in ownership of ADMA under Section 382 and as result, we were required to write off $57.6 million of federal NOLs. We may experience ownership changes in the future as a result of subsequent changes in our stock ownership that we cannot predict or control that could result in further limitations being placed on our ability to utilize our federal NOLs.

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

Risks Associated with our Common Stock

The market price of our Common Stock may be volatile and may fluctuate in a way that is disproportionate to our operating performance.

Our stock price may experience substantial volatility as a result of a number of factors, including:

•	sales or potential sales of substantial amounts of our Common Stock;

•	our ability to successfully leverage the anticipated benefits and synergies from the Biotest Transaction, including optimization of the combined businesses, operations and products and services, including the nature, strategy and focus of the combined company and the management and governance structure of the combined company;

•	delay or failure in initiating or completing preclinical or clinical trials or unsatisfactory results of these trials;

•	delay in FDA approval for RI-002;

•	delay in a decision by federal, state or local business regulatory authority;

•	the timing of acceptance, third-party reimbursement and sales of RI-002;

•	our ability to resume the manufacturing of BIVIGAM once the deficiencies identified in the CRL have been resolved by us to the satisfaction of the FDA;

•	announcements about us or about our competitors, including clinical trial results, regulatory approvals or new product introductions;

•	developments concerning our licensors or third-party vendors;

•	litigation and other developments relating to our patents or other proprietary rights or those of our competitors;

•	conditions in the pharmaceutical or biotechnology industries;

•	governmental regulation and legislation;

•	variations in our anticipated or actual operating results; and

•	change in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations.

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

As of December 31, 2018, most of our 46,353,068 outstanding shares of Common Stock, as well as a substantial number of shares of our Common Stock underlying outstanding warrants, were available for sale in the public market, subject to certain restrictions with respect to sales of our Common Stock by our affiliates, either pursuant to Rule 144 (“Rule 144”) under the Securities Act of 1933, as amended (the “Securities Act”), or under effective registration statements. Pursuant to the Stockholders’ Agreement, until December 6, 2020, subject to certain limited exceptions, sales of the 10,109,534 shares of Common Stock held by the Biotest Trust (as successor-in-interest to BPC) may not exceed 15% of the issued and outstanding Common Stock of ADMA in any twelve-month period; provided, however, that if our market capitalization increases to double our market capitalization immediately following the closing of the Biotest Transaction, then the Biotest Trust may sell up to 20% of our issued and outstanding Common Stock in any twelve-month period; provided, further, that (x) if our market capitalization increases to triple our market capitalization immediately following the closing of the Biotest Transaction, or (y) upon the one-year anniversary of the Biotest Trust holding less than a 25% economic interest in us, which occurred on May 14, 2018 following the transfer of the NV Biotest Shares to us, then the Biotest Trust may sell any amount of its equity interests in us at any time (subject to applicable securities laws). Sales of a substantial number of shares of our Common Stock, or the perception that such sales may occur, may adversely impact the market price of our Common Stock.

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

As of December 31, 2018, the Biotest Trust, our directors and executive officers and their affiliates beneficially owned approximately 36% of the outstanding shares of our Common Stock. Additionally, on November 14, 2018, the standstill provisions contained in the Stockholders Agreement, which prohibited the Biotest Trust from, among other things, acquiring more than (i) 50%, less one share, of our issued and outstanding shares of capital stock on an as-converted basis, or (ii) 30% of the issued and outstanding shares of Common Stock, terminated and are of no further force and effect. Such event could result in the Biotest Trust acquiring additional shares of our Common Stock or taking other actions with the goal of acquiring additional shares of our Common Stock.

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

We will continue to incur increased costs now that we are no longer an “emerging growth company.”

Effective January 1, 2019, we ceased to be an “emerging growth company” as defined by the Jumpstart Our Business Startups Act (the “JOBS Act”). The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” we took advantage of certain benefits afforded to “emerging growth companies” under Section 7(a)(2)(B) of the Securities Act, which included delaying the adoption of new or revised accounting standards applicable to public companies until such standards would otherwise apply to private companies. As an emerging growth company, we were also exempt from the requirement to have our independent registered public accounting firm provide an attestation report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”).

Consequently, we have, and will continue to, incur increased costs related to our compliance with Section 404 of the Sarbanes-Oxley Act (“Section 404”). For example, in 2018, our Audit Committee retained the services of AC Lordi, a Sarbanes-Oxley advisor, to assist with our internal controls over financial reporting and information technology relating to Section 404. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our Common Stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Our Board may, without stockholder approval, issue and fix the terms of shares of preferred stock and issue additional shares of Common Stock adversely affecting the rights of holders of our Common Stock.

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board. Currently, our Certificate of Incorporation authorizes the issuance of up to 75,000,000 shares of Common Stock, of which 23,776,541 shares remain available for issuance and may be issued by us without stockholder approval, and up to 8,591,160 shares of non-voting common stock, all of which were reacquired by us in May 2018 pursuant to the Biotest Transfer Agreement and were subsequently retired and are no longer available for issuance.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

Our headquarters are located in approximately 4,200 square feet of space at 465 State Route 17, Ramsey, NJ.  Our telephone number is (201) 478-5552.  Currently we operate under a shared services agreement with Areth, LLC (“Areth”) for the office, warehouse space and certain related services. The agreement currently expires on September 30, 2019. Areth is a company controlled by Dr. Jerrold B. Grossman, our Vice Chairman, and Adam S. Grossman, our President and Chief Executive Officer, and we pay Areth monthly fees for the use of such office space and for other information technology, general warehousing and administrative services.  Rent under the shared services agreement is $10,000 per month.

ADMA Bio Centers’ plasma collection facility is located in Kennesaw, GA. This facility has approximately 12,000 square feet of space, and total rent for this facility is currently approximately $20,000 per month. The Kennesaw, GA lease expires April 1, 2026. ADMA Bio Centers also leases approximately 2,500 square feet of office space in Roswell, GA. Monthly rent for this space is approximately $3,000, and the lease expires December 31, 2023.

As part of the Biotest Transaction, we acquired the Boca Facility, which consists of two buildings aggregating more than 120,000 square feet residing on approximately 14.6 acres of land in Boca Raton, FL. All of our plasma fractionation and drug product manufacturing are conducted at the Boca Facility, which also contains administrative office space for our ADMA BioManufacturing subsidiary and for certain of our centralized corporate functions.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock has been listed on the Nasdaq Capital Market (“Nasdaq”) under the symbol "ADMA" since November 10, 2014.

Holders

As of December 31, 2018, there were eight record holders of our Common Stock, based upon information received from our transfer agent. However, this number does not include beneficial owners whose shares were held of record by nominees or broker dealers. As of February 1, 2019, we estimate that there are more than 2,000 beneficial owners of our Common Stock.

Dividend Policy

We have never paid any cash dividends on our capital stock.  We anticipate that we will retain earnings, if any, to support operations and to finance the growth and development of our business.  In addition, the terms of our Credit Agreement with Perceptive precludes us from paying cash dividends without their consent.  Therefore, we do not expect to pay cash dividends for the foreseeable future.

Stock Performance Graph

Not applicable.

Sale of Unregistered Securities

During the year ended December 31, 2018, we had no sales of unregistered securities that have not been previously disclosed in a Current Report on Form 8-K or Quarterly Reports on Form 10-Q.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our securities during the three months ended December 31, 2018.

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

OVERVIEW

Our Business

ADMA Biologics, Inc. (the “Company”, “ADMA”, “we”, “us” or “our”) is a vertically integrated commercial biopharmaceutical and specialty immunoglobulin company that manufactures, markets and develops specialty plasma-derived biologics for the treatment of immune deficiencies and the prevention and treatment of certain infectious diseases. Our targeted patient populations include immune-compromised individuals who suffer from an underlying immune deficiency disorder or who may be immune-suppressed for medical reasons.

We currently have two products with United States Food and Drug Administration (the “FDA”) Biologics License Application (“BLA”) approvals: Nabi-HB, which is currently marketed and commercially available and is indicated for the treatment of acute exposure to blood containing Hepatitis B surface antigen (“HBsAg”); and BIVIGAM, for which commercial distribution has been temporarily suspended since December 2016 and for which we have submitted a Prior Approval Supplement (“PAS”) to the FDA to amend the approved BLA to allow for the commercial re-launch of the product, which is indicated for the treatment of primary humoral immunodeficiency. We are also developing a pipeline of plasma-derived therapeutics, including our lead pipeline product candidate, RI-002, for the treatment of Primary Immune Deficiency Disease (“PIDD”), for which we previously submitted a Biologics License Application (“BLA”) to the United States Food and Drug Administration (the “FDA”) which has now been assigned a Prescription Drug User Fee Act (“PDUFA”) action date of April 2, 2019. We cannot provide any assurances or predict with any certainty the schedule for which we will, if at all, receive approval from the FDA with respect to RI-002. Our products and product candidates are intended to be used by physician specialists focused on caring for immune-compromised patients with or at risk for certain infectious diseases.

During fiscal 2018, through our wholly-owned subsidiary, ADMA Bio Centers Georgia, Inc. (“ADMA Bio Centers”), we operated three FDA-licensed source plasma collection facilities located in the U.S., two of which were transferred to Biotest Pharmaceuticals Corporation (“BPC”) on January 1, 2019, pursuant to the acquisition transaction described below. Our remaining source plasma collection facility located in Kennesaw, GA provides us with a portion of our blood plasma for the manufacture of our products and product candidates. We intend to open additional plasma collection centers in the U.S. during the next few years. A typical plasma collection center, such as those operated by ADMA Bio Centers, can collect approximately 30,000 to 50,000 liters of source plasma annually, which may be sold for different prices depending upon the type of plasma, quantity of purchase and market conditions at the time of sale. Plasma collected from ADMA Bio Centers' facilities that is not used to manufacture our products or product candidates is sold to third-party customers in the U.S., in other locations where we are approved globally under supply agreements or in the open "spot" market.

On June 6, 2017, we completed the acquisition of certain assets (the “Biotest Assets”) of the Therapy Business Unit (“BTBU”) of BPC (and, together with Biotest AG, “Biotest”), which include two FDA-licensed products, Nabi-HB (Hepatitis B Immune Globulin, Human) and BIVIGAM (Immune Globulin Intravenous, Human), and a plasma fractionation facility located in Boca Raton, FL (the “Boca Facility”) (the “Biotest Transaction”). The Boca Facility is FDA-licensed and certified by the German Health Authority. In addition to the manufacture and sale of Nabi-HB and the manufacture of BIVIGAM and RI-002, we also provide contract manufacturing services for certain historical clients, including the potential sale of intermediate by-products. Immediately following the acquisition, the Biotest Assets were contributed into our subsidiary, ADMA BioManufacturing, LLC (“ADMA BioManufacturing”).

Concurrent with the closing of the Biotest Transaction, Biotest provided us with an aggregate of $40.0 million of funding. Upon the closing of the Biotest Transaction, we received $27.5 million in cash from Biotest, consisting of $12.5 million in cash and $15.0 million from a subordinated note at 6% interest payable to Biotest with a maturity of five years. Biotest also participated in our November 2017 follow-on equity offering by investing $12.5 million of the $42.0 million of total gross proceeds from the offering. At the closing of the Biotest Transaction, we delivered to BPC an aggregate equity interest equal to 50%, less one share, of our then-issued and outstanding capital stock comprised of 25%, or 4,295,580 shares, of our then-issued and outstanding voting common stock, $0.0001 par value per share (“Common Stock”), and 8,591,160 shares in the form of our non-voting common stock, $0.0001 par value per share (the “NV Biotest Shares”) (calculated as of immediately following the closing and on a post-closing issuance basis). The NV Biotest Shares were convertible into our Common Stock upon the occurrence of certain specified events.

On May 14, 2018, we entered into a Share Transfer, Amendment and Release Agreement with BPC, Biotest AG, Biotest US Corporation and The Biotest Divestiture Trust (the “Biotest Trust”) (the “Biotest Transfer Agreement”) whereby BPC transferred to us, for no cash consideration, the NV Biotest Shares. Immediately upon transfer of the NV Biotest Shares to us, the NV Biotest Shares were retired and are no longer available for issuance. The retired NV Biotest Shares comprised approximately 67% of the total common stock consideration provided to Biotest and approximately 19% of the total outstanding common stock of the Company as of May 14, 2018. In exchange for the transfer and retirement of the NV Biotest Shares, we (i) granted Biotest and its successors and assigns a release from all potential past, present and future indemnity claims arising under the Master Purchase and Sale Agreement, dated as of January 21, 2017 (the “Master Purchase Agreement”), which governs the Biotest Transaction, and (ii) relinquished our rights to, under certain circumstances, repurchase the two FDA-approved plasma collection centers which were transferred to BPC on January 1, 2019. In addition, pursuant to the Biotest Transfer Agreement, BPC waived and terminated its rights to name a director and an observer to our Board of Directors (the “Board”). As BPC has made public statements regarding the U.S. Government required divestiture of all of BPC’s U.S. assets in connection with the sale of Biotest AG to CREAT Group Corporation, pursuant to the Biotest Transfer Agreement BPC transferred its remaining 10,109,534 shares of our Common Stock to the Biotest Trust on July 24, 2018, and the Biotest Trust is bound by all obligations of and has all of the remaining rights of BPC under that certain Stockholders Agreement dated as of June 6, 2017, by and between us and BPC, as amended by the Biotest Transfer Agreement (the “Stockholders Agreement”).

Our Products

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

FDA approval for BIVIGAM was received on December 19, 2012, and sales commenced in the first quarter of 2013. In December 2016, BPC temporarily suspended the commercial production of BIVIGAM in order to focus on the completion of planned improvements to the manufacturing process. We resumed production of BIVIGAM utilizing our optimized intravenous immunoglobulin (“IVIG”) manufacturing process with two conformance lots in the fourth quarter of 2017, a third conformance lot in the first quarter of 2018 and additional production lots in the fourth quarter of 2018. During the first half of 2018, we qualified and filled the BIVIGAM conformance batches and the product is on stability. During the second half of 2018, we filed a PAS with the FDA for BIVIGAM (the “PAS”) to include the ADMA optimization improvements for BIVIGAM and to seek FDA authorization which would enable us to resume commercial scale manufacturing and re-launch and commercialize this product.  On December 19, 2018, we announced the receipt of a Complete Response Letter (“CRL”) (the “BIVIGAM CRL”) from the FDA for our PAS submission for BIVIGAM drug substance, and also announced the FDA approval of our PAS submission for BIVIGAM drug product. For clarity, drug substance is the bulk immune globulin we manufacture at the Boca Facility and drug product is the result of shipping the drug substance to our third party fill-finish provider who then fills the drug into vials and prepares the product for final release testing and potential commercial release.  The BIVIGAM CRL requested certain additional information and clarifications relating to chemistry, manufacturing and control (“CMC”) matters contained in our PAS submission for drug substance, including complete resolution of certain manufacturing related deviations, information pertaining to how certain in-process manufacturing samples are taken, as well as updates on certain stability data previously submitted.  As the information we believed necessary to address and respond to the matters raised in the BIVIGAM CRL was readily available in our files, on January 7, 2019 we announced that our responses to the BIVIGAM CRL were submitted to the FDA for further review.  Subsequent to the January 7, 2019 resubmission to the FDA, we received an information request for a limited number of questions. We believe that all requests contained in the recently received FDA information request were addressable and we have responded to the FDA.  To date, we have not received a formal BIVIGAM CRL resubmission acknowledgment and we have not received formal clarity on the FDA’s intended review timing.  We can confirm that the FDA is actively reviewing our BIVIGAM CRL resubmission and information request responses, however we cannot provide any assurance or predict with certainty the schedule for when we will, if at all, receive authorization from the FDA with respect to the PAS.

Our Lead Pipeline Product Candidate – RI-002

We are currently developing our lead pipeline product candidate, RI-002, for the treatment of PIDD and have completed a pivotal Phase III clinical trial, which met the primary endpoint of no Serious Bacterial Infections reported. Secondary efficacy endpoints further demonstrated the benefits of RI-002 in the low incidence of infection, therapeutic antibiotic use, days missed from work/school/daycare, and unscheduled medical visits and hospitalizations. RI-002 is derived from human plasma blended from normal donors and from donors tested to have high levels of neutralizing titers to Respiratory Syncytial Virus (“RSV”). RI-002 is manufactured using a process known as fractionation, which purifies human IgG from this blended plasma pool resulting in a final IVIG product enriched with naturally occurring polyclonal anti-pathogen antibodies (such as streptococcus pneumonia, H. influenza type B, Cytomegalovirus, measles and tetanus). We use our proprietary RSV microneutralization assay to test for standardized levels of neutralizing antibodies to RSV in the final drug product.

Prior to the closing of the Biotest Transaction, BTBU was our third-party manufacturer for RI-002. In the third quarter of 2015, the FDA accepted for review our BLA for RI-002 (the “RI-002 BLA”) for the treatment of PIDD. In July 2016, the FDA issued a Complete Response Letter (the “RI-002” CRL”). The RI-002 CRL reaffirmed the issues set forth in a November 2014 Warning Letter (the “Warning Letter”) that had been issued by the FDA to Biotest related to certain compliance issues identified at the Boca Facility, but did not cite any concerns with the clinical safety or efficacy data for RI-002 submitted in our RI-002 BLA, nor did the FDA request any additional clinical studies be completed prior to FDA approval of RI-002. The FDA identified in the RI-002 CRL, among other things, certain outstanding inspection issues and deficiencies related to CMC and Good Manufacturing Practices (“GMP”) at the Boca Facility and at certain of our third-party vendors, and requested documentation of corrections for a number of these issues. The FDA indicated in the RI-002 CRL that it cannot grant final approval of our RI-002 BLA until, among other things, these deficiencies are resolved. Upon the completion of the Biotest Transaction, we gained control over the regulatory, quality, general operations and drug substance manufacturing process at the Boca Facility. In the first quarter of 2018, we produced three conformance lots using the optimized IVIG manufacturing process, and these batches were filled and finished during the second quarter of 2018 and have been placed on stability. In April 2018, we completed an FDA inspection and as a result of the inspection, our Boca Facility’s regulatory compliance status improved from Official Action Indicated to Voluntary Action Indicated, allowing us to submit regulatory applications to the FDA for review. Following our BLA resubmission in September 2018, in October 2018, we received a PDUFA date of April 2, 2019 for FDA action on the RI-002 BLA.

RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate these estimates and assumptions, including those described below. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates. Significant estimates include the fair value of assets acquired and liabilities assumed in a business combination, realizable value of accounts receivable, valuation of inventory, assumptions used in the fair value of awards granted under our equity incentive plans and warrants issued in connection with the issuance of notes payable and the valuation allowance for our deferred tax assets.

Some of the estimates and assumptions we have to make under U.S. GAAP require difficult, subjective and/or complex judgments about matters that are inherently uncertain and, as a result, actual results could differ from those estimates. Due to the estimation processes involved, the following summary of accounting policies and their application are considered to be critical to understanding our business operations, financial condition and results of operations. For a detailed discussion on the application of these and our other accounting policies, see Note 2 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Revenue Recognition

Revenues for the years ended December 31, 2018 and 2017 are comprised of (i) revenues from the sale of Nabi-HB, (ii) product revenues from the sale of human plasma collected from our Plasma Collection Centers business segment; and (iii) license and other revenues primarily attributable to the out-licensing of RI-002 to Biotest to market and sell this product in Europe and selected countries in North Africa and the Middle East. Biotest has provided us with certain services and financial payments in accordance with the related Biotest license agreement and is obligated to pay us certain amounts in the future if certain milestones are achieved. Deferred revenue is recognized over the term of the Biotest license. Deferred revenue is amortized into income for a period of approximately 22 years, the term of the Biotest license agreement. In addition, revenues for the year ended December 31, 2017 also include revenues related to our contract manufacturing agreement with Sanofi Pasteur S.A. (“Sanofi”) (see Note 6 to the consolidated financial statements).

Product revenue is recognized when the customer is deemed to have control over the product. Control is determined based on when the product is shipped or delivered and title passes to the customer. Revenue is recorded in an amount that reflects the consideration we expect to receive in exchange. Revenue from the sale of Nabi-HB is recognized when the product reaches the customer’s destination, and is recorded net of estimated rebates, price protection arrangements and customer incentives, including prompt pay discounts, wholesaler chargebacks and other wholesaler fees. These estimates are based on historical experience, and we believe that such estimates are reasonable. For revenues associated with contract manufacturing, control transfers to the customer and the performance obligation is satisfied when the customer takes possession of the product from the Boca Facility.

Product revenues from the sale of human plasma collected at our plasma collection centers are recognized at the time control of the product has been transferred to the customer, which generally occurs at the time of shipment. Product revenues are recognized at the time of delivery if we retain control of the product during shipment.

For the year ended December 31, 2018, sales to BPC represented 56% of our consolidated revenues, sales to McKesson Corporation represented 16% of our consolidated revenues and sales to AmerisourceBergen represented 15% of our consolidated revenues. For the year ended December 31, 2017, BPC represented 47% of our consolidated revenues, and the revenue attributable to the amendment of the contract manufacturing agreement with Sanofi represented 31% of our consolidated revenues.

Accounts Receivable

Accounts receivable are reported at realizable value, net of allowances for contractual credits and doubtful accounts, which are recognized in the period the related revenue is recorded. At December 31, 2018, BPC, AmerisourceBergen and Cardinal Health accounted for 59%, 23% and 12%, respectively, of our consolidated accounts receivable. At December 31, 2017, Sanofi, BPC, AmerisourceBergen and McKesson Corporation accounted for 48%, 30%, 9% and 9%, respectively, of our consolidated accounts receivable.

Cost of Product Revenue

Cost of product revenue includes expenses related to process development as well as scientific and technical operations when these operations are attributable to marketed products. When the activities of these operations are attributable to new products in development, the expenses are classified as research and development expenses. Expenses associated with remediating the issues identified in the Warning Letter for the years ended December 31, 2018 and 2017 of approximately $1.5 million and $3.8 million, respectively, are expensed as incurred and are reflected in cost of product revenue. In addition, for the years ended December 31, 2018 and 2017, all operating expenses associated with the Boca Facility, other than the limited Nabi-HB production and contract manufacturing production that was capitalized into inventory, have been expensed as incurred since the date of the Biotest Transaction.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the grantee’s requisite vesting period on a straight-line basis. For the purpose of valuing stock options granted to our employees, directors and officers, we use the Black-Scholes option pricing model. We granted options to purchase an aggregate of 1,167,044 and 1,976,295 shares of Common Stock during the years ended December 31, 2018 and 2017, respectively. To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of the grant with a term consistent with the expected term of our awards. The expected term of the options granted is in accordance with Staff Accounting Bulletins 107 and 110, and is based on the average between vesting terms and contractual terms. The expected dividend yield reflects our current and expected future policy for dividends on our Common Stock. The expected stock price volatility for our stock options was calculated by examining the historical volatility of our Common Stock since our Common Stock became publicly traded in the fourth quarter of 2013. We will continue to analyze the expected stock price volatility and expected term assumptions and will adjust our Black-Scholes option pricing assumptions as appropriate. In accordance with Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), we have elected not to establish a forfeiture rate, as stock-based compensation expense related to forfeitures of unvested stock options is fully reversed at the time of forfeiture.

Research and Development Expenses

Our research and development (“R&D”) costs consist of clinical research organization costs, costs related to clinical trials, assay development and testing, storage and transportation costs for high-titer plasma used in the manufacture of RI-002, as well as wages, benefits and stock-based compensation for employees directly related to R&D activities. All R&D costs are expensed as incurred.

Impairment of Long-Lived Assets

We assess the recoverability of our long-lived assets, which include property and equipment and definite-lived intangible assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s carrying value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the year ended December 31, 2018, we determined that there was no impairment of its long-lived assets. For the year ended December 31, 2017, we recorded an impairment charge in the amount of $0.8 million related to assets acquired in the Biotest Transaction.

Goodwill is not amortized, but is assessed for impairment on an annual basis or more frequently if impairment indicators exist. We have the option to perform a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill and other intangible assets. If we were to conclude that this is the case, then we must perform a goodwill impairment test by comparing the fair value of the reporting unit to its carrying value. An impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value, with the impairment loss recognized not to exceed the total amount of goodwill allocated to that reporting unit. We did not recognize any impairment charges related to goodwill for the year ending December 31, 2018 and 2017.

Recent Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815)” (“ASU 2017-11”). ASU 2017-11 changed the classification analysis of certain equity-linked financial instruments (or embedded features within such instruments) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with ASC 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. In addition, convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features in ASC 470-20, “Debt—Debt with Conversion and Other Options.” ASU 2017-11 became effective for us on January 1, 2019, and we do not believe this update will have a significant impact on our consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Modification Accounting for Share-Based Payment Arrangements, which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Adoption of this new guidance did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. ASU 2016-02 requires modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We will adopt ASU 2016-02 on January 1, 2019 using the option to recognize the cumulative-effect adjustment, if any, as of the date of application, which will also be January 1, 2019. As a result, there will be no restatement of comparative periods. We expect to recognize right-to-use assets and corresponding lease liabilities of approximately $1.4 million at the date of adoption. We also expect to elect the “package of practical expedients”, which permits us to not reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. In addition, we expect to elect the short-term lease recognition exemption for all leases that qualify.

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

In March 2016, April 2016 and December 2016, the FASB issued ASU No. 2016-08, Revenue From Contracts with Customers (ASC 606): Principal Versus Agent Considerations, ASU No. 2016-10, Revenue From Contracts with Customers (ASC 606): Identifying Performance Obligations and Licensing, and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue From Contracts with Customers, respectively, which further clarify the implementation guidance on principal versus agent considerations contained in ASU No. 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers, narrow-scope improvements and practical expedients which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts at transition. These standards became effective for us beginning in the first quarter of 2018.

We adopted the new revenue recognition standard and related updates effective January 1, 2018, using the modified retrospective method of adoption. Adoption of the new revenue recognition guidance did not have a material impact on our consolidated financial statements.

Year Ended December 31, 2018 Compared to December 31, 2017

Our results of operations for the year ended December 31, 2017 reflect the results of operations attributable to the Biotest Assets effective as of June 6, 2017. As a result, our operating results for the year ended December 31, 2018, which reflect a full year of operations of the Boca Facility, are generally not comparable to our operating results for the year ended December 31, 2017. The following table presents a summary of the changes in our results of operations for the year ended December 31, 2018 as compared to the year ended December 31, 2017:

	Year Ended December 31,
			Increase
	2018	2017	(Decrease)
Revenues	$16,985,290	$22,760,560	$(5,775,270)
Cost of product revenue (exclusive of amortization expense shown below)	42,194,635	29,164,321	13,030,314
Gross loss	(25,209,345)	(6,403,761)	(18,805,584)
Research and development expenses	3,926,120	5,570,029	(1,643,909)
Plasma center operating expenses	7,805,619	6,503,750	1,301,869
Asset impairment charge	—	845,389	(845,389)
Amortization of intangibles	844,938	1,234,674	(389,736)
Selling, general and administrative expenses	22,502,922	18,752,393	3,750,529
Loss from operations	(60,288,944)	(39,309,996)	(20,978,948)
Interest expense	(5,522,783)	(3,285,847)	(2,236,936)
Loss on extinguishment of debt	—	(1,210,216)	1,210,216
Other income, net	68,282	47,084	21,198
Net loss	$(65,743,445)	$(43,758,975)	$(21,984,470)

Revenues

We recorded total revenues of $17.0 million for the year ended December 31, 2018, as compared to $22.8 million for the year ended December 31, 2017. The decrease in total revenue of $5.8 million is primarily due to: (i) $7.0 million of non-recurring revenue in 2017 related to an amendment to the Sanofi Manufacturing Agreement (as defined below) that we assumed as part of the Biotest Transaction; and (ii) a decrease in the sale of normal source plasma attributable to our Plasma Collection Centers business segment of $1.6 million in 2018 due to increased competition in the local market where our collection facilities are located, partially offset by a $2.8 million increase in Nabi-HB revenues.

In September 2011, BPC entered into a manufacturing agreement, as subsequently amended, with Sanofi (the “Manufacturing Agreement”) in which Sanofi purchased from BPC specific Batches (as defined therein) of purified Rabies Fraction II Paste manufactured from human plasma containing rabies antibodies (the “Product”). The number of Batches of Product purchased by Sanofi under the Manufacturing Agreement vary from year to year and are subject to certain minimum purchase requirements by Sanofi. In the event that Sanofi fails to purchase any quantity of Product as part of its Firm Purchase Commitment (as defined under the Manufacturing Agreement), Sanofi is required to pay us, as the successor-in-interest to BPC, for the number of Batches not purchased in any given year. In addition, under the Manufacturing Agreement, damages are owed to Sanofi in the event the minimum Batch amounts are not manufactured or fail to comply with the supply plan and an escalating low single digit to low double digit percentage discount is applied to Batches which are delayed. The Manufacturing Agreement continues in effect for up to two years from the date of termination of the human Rabies Hyperimmune Plasma agreement between Sanofi and BPC.

In December 2017, we further amended the Manufacturing Agreement to modify the number of Batches of Product which Sanofi is to purchase from us in 2018 and 2019 and to update the supply plan which describes the agreed-upon timing for production of such Batches of Product. Pursuant to this third amendment to the Manufacturing Agreement, we are liable to Sanofi for liquidated damages in the event that we fail to supply a minimum number of Batches of Product or in the event we fail to adhere to the updated supply plan. Furthermore, pursuant to this third amendment to the Manufacturing Agreement, in consideration for certain quantities of Product that we would have otherwise been contractually obligated to supply, and that Sanofi would have been contractually obligated to purchase, prior to entry into such amendment, Sanofi agreed to pay us a one-time compensation fee in the aggregate amount of $7.0 million. For the year ended December 31, 2018, we manufactured all of the required Batches of Product in accordance with the current supply plan, and we expect to generate revenues from Sanofi for these Batches in 2019.

Cost of Product Revenue

Cost of product revenue was $42.2 million for the year ended December 31, 2018, as compared to $29.2 million for the year ended December 31, 2017, an increase of $13.0 million. The increase is mainly attributable to an increase in unabsorbed manufacturing costs related to the Boca Facility of $9.0 million and increases in production costs of BIVIGAM, RI-002 and the related intermediates in the amount of $7.2 million, partially offset by reduced consulting fees pertaining to the remediation efforts in response to the Warning Letter in the amount of $2.4 million. The reduction in facility remediation costs is the result of the successful close out of the FDA inspection of the Boca Facility in the third quarter of 2018. In addition, we experienced a $0.6 million reduction in cost of product revenue related to Nabi-HB despite the increase in Nabi-HB revenues, as the Nabi-HB inventory acquired in the Biotest Transaction, which had been carried on our consolidated balance sheet at its estimated fair value in accordance with U.S. GAAP, was liquidated in the normal course of business and replaced with inventory produced subsequent to the date of the Biotest Transaction which yielded higher margins than in 2017.

Although we expect that the BIVIGAM and RI-002 inventory produced in 2018 will ultimately be available for commercial sale, we have established an allowance for all of this inventory due to uncertainties surrounding FDA approvals of the PAS and the RI-002 BLA, which we must receive prior to this inventory being available for commercial sale. This allowance, in the amount of $8.9 million, is reflected in cost of product revenue.

Research and Development Expenses

R&D expenses were $3.9 million for the year ended December 31, 2018, a decrease of $1.6 million as compared to the same period of a year ago. The decrease is mainly due to fewer employees associated with R&D activities in 2018 as compared to 2017, which is primarily the result of shifting roles and responsibilities subsequent to the Biotest Transaction. During the latter part of 2017 and into 2018, we began to transform from a traditional biotechnology company focused on R&D to a manufacturing and FDA-regulated commercial operation. As a result, a number of employees who were previously involved in R&D activities are now performing functions more closely associated with cost of product revenue or selling, general and administrative expenses (“SG&A”).

Plasma Center Expenses

Plasma center expenses were $7.8 million for the year ended December 31, 2018, an increase of $1.3 million from the $6.5 million of plasma center expenses for the year ended December 31, 2017.  Plasma center operating expenses in 2018 and 2017 consist of certain general and administrative plasma center costs, including rent, maintenance, utilities, compensation and benefits for center staff, advertising and promotion expenses and computer software fees related to donor collections.  The increase in plasma center expenses is attributable to the opening of our plasma center in Kennesaw, GA, in mid-December 2017.

Selling, General and Administrative Expenses

SG&A was $22.5 million for the year ended December 31, 2018, an increase of $3.8 million as compared to the year ended December 31, 2017. The increase reflects a full year of operating activity at the Boca Facility and the associated increase in employee headcount in 2018, as well as the related changes in the scope and overall profile of the Company, resulting in expense increases related to (i) salaries, benefits and stock-based compensation of $5.2 million, (ii) legal, professional, consulting and investor relations expenses of $1.8 million, (iii) insurance expenses of $0.6 million; and (iv) $0.2 million of non-income related taxes, partially offset by non-recurring acquisition transaction costs of $3.9 million in 2017 pertaining to the Biotest Transaction.

Amortization of Intangibles

Amortization expense for intangible assets acquired in the Biotest Transaction was $0.8 million for the year ended December 31, 2018, a decrease of $0.4 million as compared to the year ended December 31, 2017. The decrease is related to the amendment to the Manufacturing Agreement, which shortened the useful life of our customer contract intangible resulting in accelerated amortization expense in 2017.

Asset Impairment Charge

During the year ended December 31, 2017, we recorded an impairment charge in the amount of $0.8 million related to certain assets acquired in the Biotest Transaction (see Note 3 to the consolidated financial statements), with no comparable amount for the year ended December 31, 2018.

Loss from Operations

Our operating loss was $60.3 million for the year ended December 31, 2018, as compared to $39.3 million for the year ended December 31, 2017. The increase was mainly due to the decrease in revenues and increase in cost of product revenue aggregating to $18.8 million, and an increase of $2.2 million, net, of other operating expenses.

Interest Expense

Interest expense was $5.5 million for the year ended December 31, 2018, as compared to $3.3 million for the year ended December 31, 2017. The increase reflects a higher average debt principal balance carried in 2018 as compared to 2017 due to the senior debt refinancing transaction in October 2017 (see “Liquidity and Capital Resources”), a full year of interest expense in 2018 on the subordinated Biotest note, a rise in the LIBOR interest rate over the course of 2018 and increased amortization of debt discount.

Loss on Extinguishment of Debt

During the year ended December 31, 2017, we incurred a loss on extinguishment of debt in the amount of $1.2 million in connection with the senior debt refinancing transaction in October 2017, comprised primarily of the write off of unamortized debt discount, with no comparable amount in 2018.

Net Loss

Net loss was $65.7 million for the year ended December 31, 2018, an increase of $22.0 million from the prior year. The increase was mainly due to the increases in operating loss and, to a lesser extent, interest expense.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2018, we had working capital of $34.9 million, including cash and cash equivalents of $22.8 million, and stockholders’ equity of $19.8 million, as compared to working capital of $52.9 million, including cash and cash equivalents of $43.1 million, and stockholders’ equity of $40.3 million as of December 31, 2017. We have had limited revenue from operations, incurred an accumulated deficit of $216.4 million since inception, and for the years ended December 31, 2018 and 2017, we had negative cash flows from operations of $62.7 million and $37.3 million, respectively. We have funded our operations to date primarily from the sale of our equity and debt securities, acquisition proceeds from the Biotest Transaction and loans from our primary stockholders.

We expect to continue to spend substantial amounts on product development, quality assurance, regulatory affairs, procurement of raw material plasma, building additional plasma centers, manufacturing, marketing, sales and conducting clinical trials for our product candidates and purchasing clinical trial materials from our suppliers, some of which may be required by the FDA. We currently anticipate that, based upon our projected revenue and expenditures for 2019, including continued implementation of our commercialization and expansion activities, the proceeds from the refinancing of our senior credit facility and corresponding release of funds from the debt service reserve account to us in February 2019 as discussed below, as well as certain other assumptions, our cash, cash equivalents, projected revenue and accounts receivable, along with the $27.5 million we anticipate being able to draw down under our current senior credit facility (which is contingent upon, among other things, the FDA approval of either the BIVIGAM PAS or the RI-002 BLA) will be sufficient to fund our operations, as currently conducted, into the fourth quarter of 2019. In order to have sufficient cash to fund our operations thereafter and to continue as a going concern, we will need to raise additional capital by the fourth quarter of 2019. However, if we do not receive FDA approval of either the BIVIGAM PAS or the RI-002 BLA, we believe that our cash balance will be sufficient to fund our operations, as currently conducted, into the third quarter of 2019, and we will be required to raise additional capital by the third quarter of 2019. These estimates may change based upon how quickly we are able to obtain FDA approval for BIVIGAM and RI-002, commercial manufacturing ramp-up activities and the various financing options being explored. We currently have no firm commitments for additional financing, and there can be no assurances that we will be able to secure additional financing on terms that are acceptable to us, or at all. Furthermore, if the assumptions underlying our estimated revenues and expenses are incorrect, we may have to raise additional capital sooner than currently anticipated.

Failure to secure any necessary financing in a timely manner and on commercially reasonable terms could have a material adverse effect on our business plan and financial performance and we could be forced to delay or discontinue our product development, clinical trial or commercialization activities, delay or discontinue the approval efforts for any of our potential products, or potentially cease operations. In addition, we could also be forced to reduce or forgo sales and marketing efforts and forgo attractive business opportunities. Due to numerous risks and uncertainties associated with FDA approval of BIVIGAM and RI-002, ongoing remediation and capacity expansion efforts at the Boca Facility and potential future commercialization of our products and product candidates, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures required to fund our commercialization and other development activities. Our current estimates may be subject to change as circumstances regarding our business requirements evolve. We may decide to raise capital through public or private equity offerings and such financings may only be available on unattractive terms, resulting in significant dilution of stockholders’ interests and, in such event, the value and potential future market price of our Common Stock may decline. We may also decide to obtain additional debt financing or a bank credit facility, subject to the restrictions contained in our current Credit Agreement, or to enter into corporate collaboration and licensing arrangements. The sale of additional equity or debt securities, if convertible, could result in dilution to our current stockholders. The incurrence of additional indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations or other future financing alternatives.

Our long-term liquidity depends upon our ability to raise additional capital, fund capacity expansion and commercial programs and achieve commercial status for our products and product candidates in order to generate sufficient revenues to cover our operating expenses and meet our obligations on a timely basis. We believe that we will continue to incur losses and negative cash flows from operating activities through the foreseeable future. As such, these conditions raise substantial doubt about our ability to continue as a going concern.

On February 11, 2019, (the “Perceptive Closing Date”), we and all of our subsidiaries entered into a Credit Agreement and Guaranty (the “Perceptive Credit Agreement”) with Perceptive Credit Holdings II, LP, as the lender and administrative agent (“Perceptive”). The Perceptive Credit Agreement provides for a senior secured term loan facility in a principal amount of up to $72.5 million (the “Perceptive Credit Facility”), comprised of (i) a term loan made on the Perceptive Closing Date in the principal amount of $45.0 million, as evidenced by our issuance of a promissory note (the “Perceptive Initial Note”) in favor of Perceptive on the Perceptive Closing Date (the “Perceptive Initial Term Loan”), and (ii) an additional term loan in the principal amount of up to $27.5 million, but no less than $10.0 million (the “Perceptive Additional Term Loan” and, together with the Perceptive Initial Term Loan, the “Perceptive Loans”), which Perceptive Additional Term Loan is subject to the satisfaction of certain conditions, including, but not limited to, the FDA’s approval of the PAS or the FDA’s approval of the RI-002 BLA, and no Material Adverse Changes (as defined in the Perceptive Credit Agreement) having occurred since December 31, 2017; provided, that the Perceptive Additional Term Loan shall not be made later than June 30, 2020. The Perceptive Credit Facility has a maturity date of March 1, 2022 (the “Perceptive Maturity Date”), subject to acceleration pursuant to the Perceptive Credit Agreement, including upon an Event of Default (as defined in the Perceptive Credit Agreement).

On the Perceptive Closing Date, we used $30.0 million of the Perceptive Initial Term Loan to terminate and pay in full all of the outstanding obligations under the Marathon Credit Facility (as defined below) that we entered into in October 2017. We also (i) used $2.8 million of the Perceptive Initial Term Loan to pay a deferred facility fee to the lender under the Marathon Credit Facility, (ii) used $6.5 million of the Perceptive Initial Term Loan to pay a prepayment penalty to Marathon, (iii) used $0.7 million of the Perceptive Initial Term Loan to pay outstanding accrued interest to Marathon and (iv) used proceeds of the Perceptive Initial Term Loan to pay certain fees and expenses incurred in connection with the Perceptive Credit Facility of approximately $1.3 million. In addition, on the Perceptive Closing Date, Marathon released the $4.0 million of cash held in the debt service reserve account (see note 7 to the consolidated financial statements) to us.

Borrowings under the Perceptive Credit Agreement will bear interest at a rate per annum equal to 7.5% (the “Applicable Margin”) plus the greater of (i) one-month LIBOR and (ii) 3.5%; provided, however, that upon, and during the continuance of, an Event of Default, the Applicable Margin shall automatically increase by an additional 400 basis points. On the last day of each month during the term of the Perceptive Credit Facility, we will pay accrued interest to Perceptive. The rate of interest in effect as of the Perceptive Closing Date was 11.0%.

On the Perceptive Maturity Date, we will pay Perceptive the entire outstanding principal amount underlying the Perceptive Loans and any accrued and unpaid interest thereon. Prior to the Perceptive Maturity Date, there will be no scheduled principal payments on the Perceptive Loans. We may prepay outstanding principal on the Perceptive Loans at any time and from time to time upon three business days’ prior written notice, subject to the payment to Perceptive of, (A) any accrued but unpaid interest on the prepaid principal amount plus (B) a redemption premium amount equal to (i) 5.0% of the prepaid principal amount, if prepaid on or prior to the first anniversary of the Perceptive Closing Date, (ii) 4.0% of the prepaid principal amount, if prepaid after the first anniversary of the Perceptive Closing Date and on or prior to the second anniversary of the Perceptive Closing Date, or (iii) 3.0% of the prepaid principal amount, if prepaid after the second anniversary of the Perceptive Closing Date and on or prior to the third anniversary of the Perceptive Closing Date.

All of our obligations under the Perceptive Credit Agreement are secured by a first-priority lien and security interest in substantially all of our tangible and intangible assets, including intellectual property and all of the equity interests in our subsidiaries.

As consideration for the Perceptive Credit Agreement, we issued to Perceptive, on the Perceptive Closing Date, a warrant to purchase 1,360,000 shares of our Common Stock (the “Perceptive Warrant”). The Perceptive Warrant has an exercise price equal to $3.28 per share, which is equal to the trailing 10-day volume weighted average price (“VWAP”) of our Common Stock on the business day immediately prior to the Perceptive Closing Date multiplied by 1.15 (the “Closing Date Exercise Price”); provided, however, that following the Perceptive Closing Date until March 31, 2019, if the Closing Date Exercise Price exceeds the Automatic Adjustment Exercise Price (as defined below), the exercise price will automatically be decreased to (A) the lesser of (i) the 10-day VWAP of the Common Stock immediately following our public announcement, in the event such announcement occurs on or prior to March 31, 2019, concerning the FDA classification of our January 4, 2019 response to the BIVIGAM CRL, or (ii) the public offering price per share of Common Stock in the event that we close a public offering of our Common Stock on or prior to March 31, 2019, multiplied by (B) 1.15 (such exercise price, the “Automatic Adjustment Exercise Price”). The Perceptive Warrant was valued by us at $2.7 million as of the Perceptive Closing Date, and has an expiration date of February 11, 2029. Perceptive represented to us, among other things, that it was an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)), and we issued the Perceptive Warrant in reliance upon an exemption from registration contained in Section 4(2) under the Securities Act. The Perceptive Warrant and the shares of Common Stock issuable thereunder may not be offered, sold, pledged or otherwise transferred in the U.S. absent registration or an applicable exemption from the registration requirements under the Securities Act.

On June 18, 2018, we completed an underwritten public offering of 9,623,430 shares of our Common Stock for gross proceeds of $46.0 million. We received net proceeds from this offering, after underwriters’ commissions and other offering expenses, of $42.9 million. The net proceeds have been and will continue to be used for (i) for continued remediation and ongoing improvement and enhancements at the Boca Facility, (ii) to submit the PAS for, and re-launch of, BIVIGAM, (iii) to resubmit the RI-002 BLA, (iv) for expenses associated with obtaining with FDA approval of our Kennesaw, GA plasma collection facility, and (v) for general corporate purposes, including capital expenditures.

On November 13, 2017, we completed an underwritten public offering of 19,523,255 shares of Common Stock for gross proceeds of $42.0 million. Net proceeds from this offering, after payment of underwriting discounts and offering expenses of $2.8 million, were $39.2 million. The proceeds from this offering were used for (i) the purchase of raw material inventory and the ramp-up of our manufacturing capabilities, (ii) continued remediation of the issues identified in the RI-002 CRL and the Warning Letter and completion of our internal quality management systems overhaul, (iii) capital expenditures for the Boca Facility, (iv) product launch and medical education campaigns, (v) the build-out of our Kennesaw, GA plasma collection facility, (vi) research and development activities for our plasma collection programs and specialty plasma products, and (vii) working capital needs and general corporate purposes, including expenses associated with improving the FDA inspection classification relative to the Warning Letter, filing the BIVIGAM PAS and obtaining marketing clearance for the relaunch of BIVIGAM and re-filing the RI-002 BLA.

On October 10, 2017 (the “Marathon Closing Date”), we entered into a Credit Agreement (the “Marathon Credit Agreement”) with Marathon Healthcare Finance Fund, L.P. (“Marathon”) and Wilmington Trust, National Association, as the administrative agent for the Lender (the “Administrative Agent”). The Marathon Credit Agreement provided for a senior secured term loan facility in an aggregate amount of up to $40.0 million (collectively, the “Marathon Credit Facility”), comprised of (i) a term loan made on the Marathon Closing Date in the principal amount of $30.0 million (the “Tranche One Loan”), and (ii) an additional term loan to be made in the maximum principal amount not to exceed $10.0 million (the “Tranche Two Loan” and, together with the Tranche One Loan, the “Marathon Loans”), which Tranche Two Loan availability was subject to the satisfaction of certain conditions. The Marathon Loans each had a maturity date of April 10, 2022 (the “Marathon Maturity Date”), subject to acceleration pursuant to the Marathon Credit Agreement, including upon an Event of Default (as defined in the Marathon Credit Agreement).

On the Marathon Closing Date, we used approximately $17.0 million of the Tranche One Loan to retire and pay in full our previously existing credit facility, as amended, with Oxford Finance, LLC (“Oxford”) and all of the obligations thereunder, including the end-of-term liability of $1.8 million and prepayment penalties of $0.2 million. We also (i) used $5.5 million of the Tranche One Loan to pre-fund a debt service reserve account in accordance with the terms of the Marathon Credit Agreement, and (ii) paid diligence fees, legal and other expenses associated with the Marathon Credit Facility in the amount of approximately $1.5 million, which fees exclude a deferred facility fee to Marathon equal to 9.20% of the Tranche One Loan payable at the earlier of the prepayment date or at maturity. The remaining $6.0 million of proceeds was used for the continued remediation of the issues identified in the CRL and the Warning Letter and for general corporate purposes.

On the Marathon Closing Date, we issued a promissory note in favor of the Administrative Agent in the principal amount of $30.0 million (the “Tranche One Note”), evidencing our indebtedness resulting from the Tranche One Loan. Borrowings under the Marathon Credit Agreement bore interest at a rate per annum equal to LIBOR plus 9.50% with a 1% LIBOR floor. During an Event of Default under the Marathon Credit Agreement, the outstanding amount of indebtedness under the Marathon Credit Agreement would bear interest at a rate per annum equal to the interest rate then applicable to the borrowings under the Marathon Credit Agreement plus 5% per annum. Quarterly cash interest payments were due the first business day of each March, June, September and December, beginning on December 1, 2017. During the years ended December 31, 2018 and 2017, the interest rate on the Tranche One Note ranged from 10.86% to 12.24%.

We were required to pay Marathon a facility fee in an amount equal to 9.20% of the amount funded, or $2.8 million, payment of which was deferred until the earlier of the prepayment date or the Marathon Maturity Date pursuant to the terms of the Marathon Credit Agreement. As such, we paid this facility fee to Marathon on the Perceptive Closing Date. Commencing on October 10, 2020, and on the first business day of each month, we would have been required to make principal payments on the Tranche One Loan in equal monthly installments over 18 months, subject to certain conditions in the Marathon Credit Agreement.

As consideration for the Marathon Credit Agreement, we issued warrants to purchase an aggregate of 339,301 shares of our Common Stock to Marathon and certain of Marathon’s affiliates (the “Marathon Warrants”). The Marathon Warrants, which we valued at $0.6 million, have (i) an exercise price equal to $3.0946, which was the trailing 10-day VWAP of our Common Stock prior to the Marathon Closing Date, and (ii) an expiration date of October 10, 2024. We issued the Marathon Warrants in reliance upon an exemption from registration contained in Section 4(2) under the Securities Act. The Marathon Warrants and the shares of Common Stock issuable thereunder may not be offered, sold, pledged or otherwise transferred in the U.S. absent registration or an applicable exemption from the registration requirements under the Securities Act.

In June 2017, we received $27.5 million in connection with the Biotest Transaction, comprised of $12.5 million in cash from BPC and an unsecured subordinated 6% note payable to Biotest in the amount of $15.0 million. Also in June 2017, BPC provided us with a firm equity commitment to invest up to an additional $12.5 million in our future equity financings, and this commitment was invested in the foregoing November 2017 public offering of Common Stock.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Year Ended December 31,
	2018	2017
Net cash used in operating activities	$(62,678,682)	$(37,271,774)
Net cash (used in) provided by investing activities	(2,095,600)	15,213,856
Net cash provided by financing activities	42,921,560	60,750,625
Net change in cash and cash equivalents	(21,852,722)	38,692,707

Cash and cash equivalents, including restricted cash - beginning of year	48,607,574	9,914,867
Cash and cash equivalents, including restricted cash - end of year	$26,754,852	$48,607,574

Cash Flows from Operating Activities

The following table illustrates the primary components of our cash flows from operations:

	Year Ended December 31,
	2018	2017
Net loss	$(65,743,445)	$(43,758,975)
Non-cash expenses, gains and losses	6,753,203	6,769,443
Changes in accounts receivable	2,487,713	(2,862,127)
Changes in inventories	(5,987,988)	589,318
Changes in prepaid expenses and other current assets	(540,509)	(941,272)
Changes in accounts payable and accrued expenses	386,504	3,426,549
Other	(34,160)	(494,710)
Cash used in operations	$(62,678,682)	$(37,271,774)

Cash used in operations increased by $25.4 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017, mainly due to the higher net loss.

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2018 was $2.1 million, as compared to net cash provided by investing activities of $15.2 million for the year ended December 31, 2017, which reflects the $12.5 million cash received by us in connection with the Biotest Transaction and the redemptions of short-term investments in the amount of $5.4 million, partially offset by capital expenditures in the amount of $2.7 million. Although we have no specific material commitments for capital expenditures as of December 31, 2018, we expect our total capital expenditures will be between $3.0 million and $5.0 million for fiscal 2019.

Cash Flows from Financing Activities

Net cash provided by financing activities was $42.9 million for the year ended December 31, 2018 and was primarily the result of the June 2018 public offering of our Common Stock. Net cash provided by financing activities totaled $60.8 million for the year ended December 31, 2017, consisting primarily of $39.2 million of net proceeds from a public offering of Common Stock, $15.0 million received from the issuance of the note payable to Biotest and the refinancing of the Oxford indebtedness with the Marathon Credit Facility, which resulted in net proceeds of approximately $11.5 million, partially offset by repayments on the principal balances of our notes payable to Oxford in the amount of $5.0 million.

Effect of Inflation

Inflation did not have a significant impact on ADMA’s net sales, revenues or income from continuing operations in 2017 or 2018.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Management’s annual report on internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) is included with the financial statements reflected in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

Attestation Report of the Registered Public Accounting Firm

CohnReznick LLP, our independent registered public accounting firm, which has audited the consolidated financial statements included in this Annual Report on Form 10-K, has also issued an audit attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2018. Their report is included with the financial statements contained in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required to be disclosed by this Item with respect to our executive officers is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Executive Officers and Director and Officer Compensation: Executive Officers” contained in our definitive proxy statement for our 2019 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2018.

Information required to be disclosed by this Item about our Board is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Proposal No. 1: Election of Directors” contained in our definitive proxy statement for our 2019 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2018.

Information required to be disclosed by this Item about the Section 16(a) compliance of our directors and executive officers is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for our 2019 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2018.

Information required to be disclosed by this Item about our Board, the Audit Committee of our Board, our audit committee financial expert, our Code of Ethics and Business Conduct Standards, and other corporate governance matters is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Corporate Governance” contained in our definitive proxy statement for our 2019 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2018.

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

Item 11. Executive Compensation

Information required to be disclosed by this Item is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Executive Officers and Director and Officer Compensation” contained in our definitive proxy statement for our 2019 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required to be disclosed by this Item is incorporated into this Annual Report on Form 10-K by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained in our definitive proxy statement for our 2019 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Certain Relationships and Related Transactions, and Director Independence” contained in our definitive proxy statement for our 2019 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2018.

Item 14. Principal Accounting Fees and Services

The information required to be disclosed by this Item is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Audit and Other Fees” contained in our definitive proxy statement for our 2019 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2018.

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

ADMA Biologics, Inc.

Date: March 13, 2019	By:	/s/ Adam S. Grossman
	Name: Title:	Adam S. Grossman President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Adam S. Grossman	President and Chief Executive
Adam S. Grossman	Officer (Principal Executive Officer)	March 13, 2019

/s/ Brian Lenz
Brian Lenz	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2019

/s/ Steven A. Elms
Steven A. Elms	Chairman of the Board of Directors and Director	March 13, 2019

/s/ Dr. Jerrold B. Grossman
Dr. Jerrold B. Grossman	Vice Chairman of the Board of Directors and Director	March 13, 2019

/s/ Bryant E. Fong
Bryant E. Fong	Director	March 13, 2019

/s/ Dov A. Goldstein, M.D.
Dov A. Goldstein, M.D.	Director	March 13, 2019

/s/ Lawrence P. Guiheen
Lawrence P. Guiheen	Director	March 13, 2019

/s/ Eric I. Richman
Eric I. Richman	Director	March 13, 2019

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Management’s Annual Report on Internal Control Over Financial Reporting

The Management of ADMA Biologics, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our company's assets that could have a material effect on the financial statements.

        Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of its internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018 based on those criteria.

        Our independent registered public accounting firm, which has audited the consolidated financial statements included in this Annual Report on Form 10-K, has also issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2018. Their report appears on page F-3 of this Annual Report on Form 10-K.

/s/ Adam S. Grossman	/s/ Brian Lenz
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
March 13, 2019	March 13, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ADMA Biologics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited ADMA Biologics, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, ADMA Biologics, Inc. and subsidiaries (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the consolidated balance sheets as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ equity(deficit), and cash flows for the years then ended of the Company, and the related notes, and our report, which includes an explanatory paragraph relating to the Company’s ability to continue as a going concern, dated March 13, 2019, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ CohnReznick LLP

Roseland, New Jersey

March 13, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ADMA Biologics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ADMA Biologics, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2019, expressed an unqualified opinion.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Roseland, New Jersey

March 13, 2019

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2018 and 2017

	December 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$22,754,852	$43,107,574
Accounts receivable, net	1,392,441	3,880,154
Inventories	18,616,169	12,628,181
Prepaid expenses and other current assets	1,766,163	1,225,654
Restricted cash	—	1,500,000
Total current assets	44,529,625	62,341,563
Property and equipment, net	30,115,730	30,466,858
Intangible assets, net	4,004,412	4,849,350
Goodwill	3,529,509	3,529,509
Assets to be transferred under purchase agreement	1,153,508	1,496,410
Restricted cash	4,000,000	4,000,000
Deposits and other assets	1,543,737	1,335,143
TOTAL ASSETS	$88,876,521	$108,018,833

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,900,394	$5,920,873
Accrued expenses and other current liabilities	3,551,835	3,376,476
Current portion of deferred revenue	142,834	142,834
Current portion of capital lease obligation	29,983	—
Total current liabilities	9,625,046	9,440,183
Notes payable, net of discount	26,440,830	25,368,458
End of term liability, notes payable	2,760,000	2,760,000
Deferred revenue, net of current portion	2,404,365	2,547,199
Note payable - related party, net of discount	14,874,184	14,842,396
Obligation to transfer assets under purchase agreement	12,621,844	12,621,844
Capital lease obligation	119,080	—
Other non-current liabilities	260,734	105,996
TOTAL LIABILITIES	69,106,083	67,686,076

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock - voting, $0.0001 par value, 75,000,000 shares
authorized, 46,353,068 and 36,725,499 shares issued and outstanding	4,635	3,673
Common Stock - non-voting, $0.0001 par value, 8,591,160 shares
authorized, 0 and 8,591,160 shares issued and outstanding	—	859
Additional paid-in capital	236,203,041	191,022,018
Accumulated deficit	(216,437,238)	(150,693,793)
TOTAL STOCKHOLDERS' EQUITY	19,770,438	40,332,757
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$88,876,521	$108,018,833

The accompanying notes are an integral part of these consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2018 and 2017

	Years Ended December 31,
	2018	2017

REVENUES:
Product revenue	$16,842,456	$15,617,726
License revenue	142,834	142,834
Other revenue	—	7,000,000
Total Revenues	16,985,290	22,760,560

OPERATING EXPENSES:
Cost of product revenue (exclusive of amortization expense shown below)	42,194,635	29,164,321
Research and development	3,926,120	5,570,029
Plasma center operating expenses	7,805,619	6,503,750
Asset impairment charge	—	845,389
Amortization of intangible assets	844,938	1,234,674
Selling, general and administrative	22,502,922	18,752,393
Total operating expenses	77,274,234	62,070,556

LOSS FROM OPERATIONS	(60,288,944)	(39,309,996)

OTHER INCOME (EXPENSE):
Interest income	195,403	57,228
Interest expense	(5,522,783)	(3,285,847)
Loss on extinguishment of debt	—	(1,210,216)
Other expense	(127,121)	(10,144)
Other expense, net	(5,454,501)	(4,448,979)

NET LOSS	$(65,743,445)	$(43,758,975)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(1.45)	$(1.91)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	45,188,899	22,896,042

The accompanying notes are an integral part of these consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
Years Ended December 31, 2018 and 2017

	Common Stock				Additional		Total
	Voting		Non-Voting		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2016	12,886,741	$1,289	—	$—	$102,476,267	$(106,934,818)	$(4,457,262)
Stock-based compensation	—	—	—	—	1,561,659	—	1,561,659
Shares issued in connection with acquisition	4,295,580	430	8,591,160	859	47,164,179	—	47,165,468
Warrants issued in connection with note payable	—	—	—	—	614,513	—	614,513
Issuance of common stock, net of offering expenses	19,523,255	1,952	—	—	39,197,898	—	39,199,850
Stock options exercised	19,923	2	—	—	7,502	—	7,504
Net loss	—	—	—	—	—	(43,758,975)	(43,758,975)
Balance at December 31, 2017	36,725,499	3,673	8,591,160	859	191,022,018	(150,693,793)	40,332,757
Stock-based compensation	—	—	—	—	2,223,288	—	2,223,288
Issuance of common stock, net of offering expenses	9,623,430	962	—	—	42,943,869	—	42,944,831
Stock options exercised	4,139	—	—	—	13,007	—	13,007
Retirement of non-voting common stock	—	—	(8,591,160)	(859)	859	—	—
Net loss	—	—	—	—	—	(65,743,445)	(65,743,445)
Balance at December 31, 2018	46,353,068	$4,635	—	$—	$236,203,041	$(216,437,238)	$19,770,438

The accompanying notes are an integral part of these consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2018 and 2017

	Years Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(65,743,445)	$(43,758,975)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	3,446,398	2,692,301
Loss on disposal of fixed assets	122,190	10,144
Stock-based compensation	2,223,288	1,561,659
Asset impairment charge	—	845,389
Amortization of debt discount	1,104,161	781,567
Loss on extinguishment of debt		1,021,216
Amortization of license revenue	(142,834)	(142,834)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	2,487,713	(2,862,126)
Inventories	(5,987,988)	589,318
Prepaid expenses and other current assets	(540,509)	(941,272)
Deposits and other assets	(208,594)	(482,894)
Accounts payable	(20,480)	2,812,066
Accrued expenses	406,984	614,483
Other current and non-current liabilities	174,434	(11,816)
Net cash used in operating activities	(62,678,682)	(37,271,774)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of short-term investments	—	5,390,184
Purchase of property and equipment	(2,095,600)	(2,676,328)
Cash acquired in acquisition transaction	—	12,500,000
Net cash (used in) provided by investing activities	(2,095,600)	15,213,856

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	—	(20,000,000)
Payment of end of end of term fee	—	(1,790,000)
Proceeds from issuance of common stock, net of offering expenses	42,944,831	39,199,850
Proceeds from the exercise of stock options	13,007	7,504
Proceeds from issuance of related party note payable	—	15,000,000
Proceeds from issuance of note payable	—	30,000,000
Payment of debt issuance costs	—	(1,650,170)
Payments on capital lease obligations	(16,581)	—
Payments of leasehold improvement loan	(19,697)	(16,559)
Net cash provided by financing activities	42,921,560	60,750,625

Net (decrease) increase in cash and cash equivalents	(21,852,722)	38,692,707
Cash and cash equivalents, including restricted cash - beginning of year	48,607,574	9,914,867
Cash and cash equivalents, including restricted cash - end of year	$26,754,852	$48,607,574

The accompanying notes are an integral part of these consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

1.       ORGANIZATION AND BUSINESS

ADMA Biologics, Inc. (“ADMA” or the “Company”) is a vertically integrated commercial biopharmaceutical and specialty immunoglobulin company that manufactures, markets and develops specialty plasma-derived biologics for the treatment of immune deficiencies and the prevention and treatment of certain infectious diseases. The Company’s targeted patient populations include immune-compromised individuals who suffer from an underlying immune deficiency disorder or who may be immune-suppressed for medical reasons. ADMA operates through its wholly-owned subsidiaries ADMA BioManufacturing, LLC (“ADMA BioManufacturing”) and ADMA Bio Centers Georgia Inc. (“ADMA Bio Centers”). ADMA BioManufacturing was formed in January 2017 to facilitate the acquisition of the Biotest Therapy Business Unit (“BTBU”) from Biotest Pharmaceuticals Corporation (“BPC” and, together with Biotest AG, “Biotest”) as more fully described below. ADMA Bio Centers is the Company’s source plasma collection business with, as of December 31, 2018, plasma collection facilities located in Norcross, GA, Marietta, GA and Kennesaw, GA, all of which hold approved licenses with the U.S. Food and Drug Administration (the “FDA”). Effective January 1, 2019, in connection with the Biotest Transaction defined below, the Company transferred its Norcross, GA and Marietta, GA plasma collection facilities to BPC (see Notes 3 and 17).

As more fully discussed in Note 3, on June 6, 2017, ADMA completed the acquisition of certain assets (the “Biotest Assets”) of BTBU, which included two FDA-licensed products, Nabi-HB (Hepatitis B Immune Globulin, Human) and BIVIGAM (Immune Globulin Intravenous, Human), and a plasma fractionation manufacturing facility located in Boca Raton, FL (the “Boca Facility”) (the “Biotest Transaction”). In addition to Nabi-HB and BIVIGAM, the Company provides contract manufacturing services for certain clients and expects to generate revenues from the sale of intermediate by-products which result from the immunoglobulin production process. The Boca Facility is FDA-licensed and certified by the German Health Authority. Immediately following the closing of the Biotest Transaction, the Biotest Assets were contributed into ADMA BioManufacturing.

Nabi-HB is a hyperimmune globulin that is rich in antibodies to the Hepatitis B virus. Nabi-HB is indicated for the treatment of acute exposure to blood containing hepatitis B surface antigen (“HBsAg”), prenatal exposure to infants born to HBsAg-positive mothers, sexual exposure to HBsAg-positive persons and household exposure to persons with acute Hepatitis B virus infection. FDA approval for Nabi-HB was received on March 24, 1999. Under ADMA’s ownership, production of Nabi-HB resumed during the third quarter of 2017, resulting in ongoing commercial revenues.

BIVIGAM is an intravenous immune globulin indicated for the treatment of primary humoral immunodeficiency. FDA approval for BIVIGAM was received on December 19, 2012, and product sales commenced in the first quarter of 2013. In December 2016, Biotest temporarily suspended the commercial production of BIVIGAM in order to focus on the completion of planned improvements to the manufacturing process. ADMA resumed production of BIVIGAM during the fourth quarter of 2017. During the second half of 2018, the Company submitted a Prior Approval Supplement (the “PAS”) with the FDA for BIVIGAM to amend its FDA-approved Biologics License Application (“BLA”) which, once approved, would enable the Company to relaunch and commercialize this product in the U.S. Although the Company believes that the FDA is actively reviewing the PAS submission for BIVIGAM drug substance and the related documents that the Company has provided to the FDA subsequent to the original PAS submission, the Company cannot provide any assurance or predict with certainty the schedule for when the Company will, if at all, receive authorization from the FDA with respect to the PAS. In addition, the anticipated relaunch of BIVIGAM is dependent upon the timing of certain FDA decisions, production slots available with the Company’s contract fill/finish provider, approvals that may need to be obtained for product labeling as well as other commercial requirements and regulatory factors.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

Prior to the closing of the Biotest Transaction in June 2017, BTBU was the Company’s third-party manufacturer for its lead pipeline product candidate, RI-002, for the treatment of Primary Immune Deficiency Disease (“PIDD”). In the third quarter of 2015, the FDA accepted for review the Company’s BLA for RI-002 (the “RI-002 BLA”) for the treatment of PIDD. In July 2016, the FDA issued a Complete Response Letter (the “CRL”) to the Company for the RI-002 BLA (the “RI-002 CRL”). The RI-002 CRL reaffirmed the issues set forth in the November 2014 warning letter (the “Warning Letter”) that had been issued by the FDA to Biotest related to certain compliance issues identified at the Boca Facility, but did not cite any concerns with the clinical safety or efficacy data for RI-002 submitted in the RI-002 BLA, nor did the FDA request any additional clinical studies be completed prior to FDA approval of RI-002. The FDA identified in the RI-002 CRL, among other things, certain outstanding inspection issues and deficiencies related to chemistry, manufacturing and controls and Good Manufacturing Practices at the Boca Facility and certain of the Company’s third-party vendors, and requested documentation of corrections for a number of these issues. The FDA indicated in the RI-002 CRL that it cannot grant final approval of the RI-002 BLA until, among other things, these deficiencies are resolved. Upon the completion of the Biotest Transaction, ADMA gained control over the regulatory, quality, general operations and drug substance manufacturing process at the Boca Facility. In April 2018, the FDA inspected the Boca Facility and in July 2018 the Company’s FDA status with respect to the Boca Facility improved from Official Action Indicated to Voluntary Action Indicated, and the Company determined that this inspection of the Boca Facility was been successfully closed out. Upon the Company’s receipt of the improved FDA compliance status, the Company responded to the CRL through resubmitting the RI-002 BLA on September 28, 2018. Upon approval of the RI-002 BLA by the FDA, if received, the Company intends to commercialize RI-002. The Company cannot provide any assurances or predict with certainty the schedule for when the Company will, if at all, receive approval from the FDA for the RI-002 BLA.

As of December 31, 2018, the Company had working capital of $34.9 million, including $22.8 million of cash and cash equivalents. Based upon the Company’s projected revenue and expenditures for 2019, including continued implementation of the Company’s commercialization and expansion activities, the proceeds from the refinancing of the Company’s senior debt and release of funds from the debt service reserve account in February 2019 (see Notes 7 and 17), as well as certain other assumptions, the Company’s management currently believes that its cash, cash equivalents, projected revenue and accounts receivable, along with the $27.5 million it anticipates being able to draw down under its senior credit facility, which is contingent upon, among other things, the FDA approval of either the BIVIGAM PAS or the RI-002 BLA (see Note 17), will be sufficient to fund ADMA’s operations, as currently conducted, into the fourth quarter of 2019. In order to have sufficient cash to fund its operations thereafter and to continue as a going concern, the Company will need to raise additional capital by the fourth quarter of 2019. However, if the Company does not receive FDA approval of either the BIVIGAM PAS or the RI-002 BLA, management believes that the Company’s cash balance will be sufficient to fund ADMA’s operations, as currently conducted, into the third quarter of 2019, and the Company will be required to raise additional capital by the third quarter of 2019. These estimates may change based upon how quickly the Company is able to obtain FDA approval for BIVIGAM and RI-002, commercial manufacturing ramp-up activities and the various financing options being explored. The Company currently has no firm commitments for additional financing, and there can be no assurances that the Company will be able to secure additional financing on terms that are acceptable to the Company, or at all. Furthermore, if the Company’s assumptions underlying its estimated expenses and revenues are incorrect, it may have to raise additional capital sooner than currently anticipated.

Due to numerous risks and uncertainties associated with FDA approval of the Company’s products, ongoing remediation and capacity expansion efforts at the Company’s Boca Facility and potential future commercialization of the Company’s products and product candidates, the Company is unable to estimate with certainty the amounts of increased capital outlays and operating expenditures required to fund its development activities. The Company’s current estimates may be subject to change as circumstances regarding its business requirements evolve. The Company may decide to raise capital through public or private equity offerings or debt financings, or obtain a bank credit facility or corporate collaboration and licensing arrangements. The sale of additional equity or debt securities, if convertible, could result in dilution to the Company’s stockholders and, in such event, the value and potential future market price of its common stock may decline. The incurrence of additional indebtedness would result in increased fixed obligations and could also result in covenants that would restrict the Company’s operations or other financing alternatives. Failure to secure any necessary financing in a timely manner and on commercially reasonable terms could have a material adverse effect on the Company’s business plan and financial performance and it could be forced to delay or discontinue its product development, clinical trial or commercialization activities, delay or discontinue the approval efforts for any of the Company’s potential products or potentially cease operations. The Company has reported cumulative losses since inception in June 2004 through December 31, 2018 of $216.4 million. Management believes that the Company will continue to incur net losses and negative net cash flows from operating activities to fund its operations and meet its obligations on a timely basis through the foreseeable future. As such, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts and the classification of liabilities that might be necessary from the outcome of this uncertainty.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

In February 2019, the Company refinanced its senior debt (see Note 17) whereby the Company received net proceeds of approximately $4.4 million, and an additional $4.0 million, which was reflected as restricted cash in the accompanying consolidated balance sheet at December 31, 2018 (see Notes 2 and 7), was released by the Company’s then-senior creditor to the Company.

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

During the years ended December 31, 2018 and 2017, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying consolidated statements of operations. In addition, certain prior year balances have been reclassified to conform to the current presentation. Specifically, spare parts used for the Company’s manufacturing and laboratory equipment in the amount of $0.8 million at December 31, 2017 have been reclassified from Prepaid expenses and other current assets to Deposits and other assets in the accompanying consolidated balance sheets, and $0.7 million of operating expenses for the year ended December 31, 2017 have been reclassified from Research and development expenses to Selling, general and administrative expenses in the accompanying consolidated statements of operations.

Use of estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the fair value of assets acquired and liabilities assumed in a business combination, realizable value of accounts receivable, valuation of inventory, assumptions used in the fair value of awards granted under the Company’s equity incentive plans and warrants issued in connection with the issuance of notes payable and the valuation allowance for the Company’s deferred tax assets.

Cash and cash equivalents

The Company considers all highly-liquid instruments purchased with a maturity of three months or less to be cash equivalents. From time to time, the Company may purchase certificates of deposit with maturity schedules of three, six, nine and twelve months. Instruments with original maturities greater than three months but less than twelve months are included in short-term investments.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

The Company regularly maintains cash and cash equivalents at third-party financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit. Although the Company monitors the daily cash balances in the operating accounts and adjusts the balances as appropriate, these balances could be impacted, and there could be a material adverse effect on the Company’s business, if one or more of the financial institutions with which the Company has deposits fails or is subject to other adverse conditions in the financial or credit markets. To date, the Company has not experienced a loss or lack of access to its invested cash or cash equivalents; however, the Company cannot provide assurance that access to its invested cash and cash equivalents will not be impacted by adverse conditions in the financial and credit markets in the future.

Restricted cash

Restricted cash consists of cash held in a reserve account as required by the terms of the Company’s senior lending agreement (see Note 7).

Accounts receivable

Accounts receivable are reported at realizable value, net of allowances for contractual credits and doubtful accounts, which are recognized in the period the related revenue is recorded.

Inventories

Inventories, including plasma intended for resale and plasma intended for internal use in the Company’s research and development and future anticipated commercialization activities, are carried at the lower of cost or net realizable value determined by the first-in, first-out method.  Although the Company expects that BIVIGAM and RI-002 inventory manufactured during 2017 and 2018 will ultimately be available for commercial sale, due to uncertainties surrounding the Warning Letter, the PAS and the RI-002 BLA, resolution of which are dependent upon action by the FDA prior to this inventory being available for commercial sale, all costs related to the production of BIVIGAM and RI-002 during the years ended December 31, 2018 and 2017 have been charged to cost of product revenue in the accompanying consolidated statements of operations.

Property and equipment

Assets comprising property and equipment (see Note 5) are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the asset’s estimated useful life. Land is not depreciated. The buildings have been assigned a useful life of 30 years. Property and equipment other than land and buildings have useful lives ranging from 3 to 15 years. Leasehold improvements are amortized over the lesser of the lease term or their estimated useful lives.

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired by the Company. Goodwill at December 31, 2018 and 2017 was $3.5 million, all of which is attributable to the Company’s ADMA BioManufacturing business segment. The following table presents the changes in the carrying amount of goodwill during the years ended December 31, 2018 and 2017:

Balance as of January 1, 2017	$—
Goodwill recorded in connection with the acquistion of the Biotest Assets	3,529,509
Balance as of December 31, 2018 and 2017	$3,529,509

Goodwill is not amortized, but is assessed for impairment on an annual basis or more frequently if impairment indicators exist. The Company has the option to perform a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill and other intangible assets. If the Company concludes that this is the case, then it must perform a goodwill impairment test by comparing the fair value of the reporting unit to its carrying value. An impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value. The impairment loss recognized would not exceed the total amount of goodwill allocated to that reporting unit. The Company’s impairment analyses as of October 1, 2018 and 2017 did not result in any impairment charges related to goodwill for the years ending December 31, 2018 and 2017.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

Impairment of long-lived assets

The Company assesses the recoverability of its long-lived assets, which include property and equipment and definite-lived intangible assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s carrying value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the year ended December 31, 2018, the Company determined that there was no impairment of its long-lived assets. For the year ended December 31, 2017, the Company recorded an impairment charge in the amount of $0.8 million related to assets acquired in the Biotest Transaction.

Revenue recognition

Revenues for the years ended December 31, 2018 and 2017 are comprised of (i) revenues from the sale of Nabi-HB, (ii) product revenues from the sale of human plasma collected from the Company’s Plasma Collection Centers business segment; and (iii) license and other revenues primarily attributable to the out-licensing of RI-002 to Biotest to market and sell this product in Europe and selected countries in North Africa and the Middle East. Biotest has provided the Company with certain services and financial payments in accordance with the related Biotest license agreement and is obligated to pay the Company certain amounts in the future if certain milestones are achieved. Deferred revenue is recognized over the term of the Biotest license. Deferred revenue is amortized into income for a period of approximately 22 years, the term of the Biotest license agreement. In addition, revenues for the year ended December 31, 2017 also include revenues related to a contract manufacturing agreement (see Note 6)

Product revenue is recognized when the customer is deemed to have control over the product. Control is determined based on when the product is shipped or delivered and title passes to the customer. Revenue is recorded in an amount that reflects the consideration the Company expects to receive in exchange. Revenue from the sale of Nabi-HB is recognized when the product reaches the customer’s destination, and is recorded net of estimated rebates, price protection arrangements and customer incentives, including prompt pay discounts, wholesaler chargebacks and other wholesaler fees. These estimates are based on historical experience, and the Company believes that such estimates are reasonable. For revenues associated with contract manufacturing, control transfers to the customer and the performance obligation is satisfied when the customer takes possession of the product from the Boca Facility.

Product revenues from the sale of human plasma collected at the Company’s plasma collection centers are recognized at the time control of the product has been transferred to the customer, which generally occurs at the time of shipment. Product revenues are recognized at the time of delivery if the Company retains control of the product during shipment.

Cost of product revenue

Cost of product revenue includes expenses related to process development as well as scientific and technical operations when these operations are attributable to marketed products. When the activities of these operations are attributable to new products in development, the expenses are classified as research and development expenses. Expenses associated with remediating the issues identified in the Warning Letter for the years ended December 31, 2018 and 2017 of approximately $1.5 million and $3.8 million, respectively, are expensed as incurred and are reflected in cost of product revenue in the accompanying consolidated statements of operations. In addition, for the years ended December 31, 2018 and 2017, all operating expenses associated with the Boca Facility, other than the limited Nabi-HB production and contract manufacturing production that was capitalized into inventory, have been expensed as incurred since the date of the Biotest Transaction.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

Research and development expenses

Research and development expenses consist of clinical research organization costs, costs related to clinical trials, assay development and testing, storage and transportation costs for high-titer plasma used in the manufacture of RI-002, as well as wages, benefits and stock-based compensation for employees directly related to research and development activities. All research and development costs are expensed as incurred.

Advertising and marketing expenses

Advertising and marketing expense includes cost for promotional materials and trade show expenses for the marketing of the Company’s products and services.  Advertising and marketing expenses were $0.8 million and $0.6 million for the years ended December 31, 2018 and 2017, respectively.

Stock-based compensation

The Company follows recognized accounting guidance which requires all equity-based payments, including grants of stock options, to be recognized in the statement of operations as compensation expense based on their fair values on the grant date. Compensation expense related to awards to employees and directors with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated vesting period of the award, which is generally four years. Stock options granted under the Company’s equity incentive plans generally have a term of 10 years.

Income taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or its tax returns. Under this method, deferred tax assets and liabilities are recognized for the temporary differences between the tax bases of assets and liabilities and their respective financial reporting amounts at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. The Company records a valuation allowance on its deferred tax assets if it is more likely than not that the Company will not generate sufficient taxable income to utilize its deferred tax assets (see Note 11). The Company is subject to income tax examinations by major taxing authorities for all tax years since 2014 and for previous periods as it relates to the Company’s net operating loss carryforwards.

In December 2017, the SEC staff issued Staff Accounting Bulletin (“SAB”) 118 to provide guidance for companies that had not completed their accounting for the income tax effects of the Tax Cuts and Job Act (the “TCJA”).  Due to the complexities involved in accounting for the enactment of the TCJA, SAB 118 allowed for a provisional estimate of the impacts of the TCJA on the Company’s consolidated financial statements for the year ended December 31, 2017, as well as up to a one year measurement period that ended on December 22, 2018, for any subsequent adjustments to such provisional estimate.  Pursuant to SAB 118, in 2017 the Company recorded a provisional estimate of $17.3 million, before valuation allowances, for the impacts of the TCJA, primarily due to the re-measurement of its U.S. deferred income tax liabilities at the lower 21% U.S. federal corporate income tax rate (see Note 11), with no other significant impacts for other provisions within the TCJA. The Company has completed its analysis of the impacts of the TCJA, including analyzing the effects of any Internal Revenue Service and U.S. Treasury guidance issued, as well as state tax law changes enacted, within the maximum one year measurement period. The Company’s analysis resulted in no significant adjustments to the $17.3 million provisional amount previously recorded.

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

Diluted net loss per share is calculated by dividing net loss attributable to common stockholders as adjusted for the effect of dilutive securities, if any, by the weighted average number of shares of common stock, including the non-voting class of common stock, and dilutive common stock outstanding during the period. Potentially dilutive common stock includes the shares of common stock issuable upon the exercise of outstanding stock options and warrants (using the treasury stock method). Potentially dilutive common stock in the diluted net loss per share computation is excluded to the extent that it would be anti-dilutive. No potentially dilutive securities are included in the computation of any diluted per share amounts as the Company reported a net loss for all periods presented. For the years ended December 31, 2018 and 2017, the following securities were excluded from the calculation of diluted loss per common share because of their anti-dilutive effects:

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

	For the Years Ended December 31,
	2018	2017
Stock options	4,342,231	3,276,043
Warrants	528,160	528,160
	4,870,391	3,804,203

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

Fair value of financial instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts payable, and notes payable are shown at cost, which approximates fair value due to the short-term nature of these instruments. The debt outstanding under the Company’s senior notes payable (see Note 7) approximates fair value due to the variable interest rate on this debt. With respect to the related party note payable in the amount of $15.0 million as of December 31, 2018 and 2017 (see Notes 3 and 7), which is held by a principal stockholder of the Company and was issued concurrent with an acquisition transaction with such stockholder, the Company has concluded that an estimation of fair value for this note is not practicable.

Recent Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815)” (“ASU 2017-11”). ASU 2017-11 changed the classification analysis of certain equity-linked financial instruments (or embedded features within such instruments) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) would no longer be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with ASC 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. In addition, convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features in ASC 470-20, “Debt—Debt with Conversion and Other Options.” ASU 2017-11 became effective for the Company on January 1, 2019, and the Company does not believe this update will have a significant impact on its consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Modification Accounting for Share-Based Payment Arrangements, which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2016-02 requires modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company will adopt ASU 2016-02 on January 1, 2019 using the option to recognize the cumulative-effect adjustment, if any, as of the date of application, which will also be January 1, 2019. As a result, there will be no restatement of comparative periods. The Company expects to recognize right-to-use assets and corresponding lease liabilities of approximately $1.4 million at the date of adoption. The Company also expects to elect the “package of practical expedients”, which permits the Company to not reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. In addition, the Company expects to elect the short-term lease recognition exemption for all leases that qualify.

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

3.       ACQUISITION

On June 6, 2017, ADMA completed the acquisition of the Biotest Assets from BPC. As a result of the Biotest Transaction, the Company acquired Nabi-HB, BIVIGAM, the Boca Facility and certain other assets of BTBU. The acquisition of the Biotest Assets expanded the Company’s product offering with two FDA-approved products while providing direct control over the manufacturing and regulatory processes impacting the Company’s RI-002 product candidate, including remediation of the Warning Letter as well as certain other remediation matters affecting the Boca Facility. Pursuant to the Biotest Transaction, the Company issued to BPC 4,295,580 voting shares of its common stock and 8,591,160 shares of non-voting common stock (the “NV Biotest Shares”). The Company also transferred ownership of two of its plasma centers to BPC on January 1, 2019 as additional consideration, which are reflected as non-current assets in the accompanying consolidated balance sheets at December 31, 2018 and December 31, 2017 in the amount of $1.2 million and $1.5 million, respectively.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

The purchase price was calculated as follows:

Issuance of 12,886,740 shares of common stock (voting and non-voting) valued at $3.66 per share	$47,165,468
Transfer of two plasma collection centers at fair value	12,621,844
Total purchase price	$59,787,312

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

The Company engaged various third party valuation specialists to determine the fair value of the land and buildings, property and equipment, right to intermediates, customer contract and Nabi-HB intangible assets, as well as the assets held for sale. Goodwill is being deducted for tax purposes.

Assets held for sale reflects certain manufacturing equipment acquired in the transaction that will not be utilized in the manufacture or development of any of the Company’s current products or product candidates, and the Company’s plans as of the date of acquisition was to complete the sale of these assets within one year from the date of the Biotest Transaction. These sales efforts were unsuccessful and at December 31, 2017, the Company recorded an impairment charge for the full carrying value of these assets in the amount of $0.8 million.

As a result of the foregoing transaction, BPC became a principal stockholder and Biotest became a related party of the Company (see Note 9). Therefore, all of the Company’s transactions with Biotest between June 6, 2017 and December 31, 2018, including product and license revenues attributable to Biotest, were related party transactions. The results from BTBU’s operations are included in the Company’s consolidated financial statements from the date of acquisition. For the year ended December 31, 2017, the Company incurred a total of approximately $3.9 million in transaction closing costs, which were expensed as incurred as selling, general and administrative expenses in the consolidated statement of operations.

Concurrent with the closing of the Biotest Transaction, the Company received $27.5 million in cash from Biotest, comprised of $12.5 million in cash from BPC and a $15.0 million loan from Biotest evidenced by a 6% subordinated note payable to BPC, which was subsequently assigned to Biotest AG on July 20, 2018, with a maturity of 5 years (see Note 7). In addition, BPC committed to participate in any future equity offering or private placement undertaken by the Company in an amount equal to up to $12.5 million on a pro-rata basis. The entire $12.5 million commitment was invested in the follow-on public offering of the Company’s common stock, which closed on November 13, 2017 (see Note 8).

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

Year Ended December 31, 2017
Revenues:
As reported	$22,760,560
Pro forma	$41,024,330

Net loss
As reported	$(43,758,975)
Pro forma	$(52,928,428)

Basic and diluted net loss per share:
As reported	$(1.91)
Pro forma	$(1.17)

On May 14, 2018, the Company, ADMA BioManufacturing and ADMA Bio Centers entered into a Share Transfer, Amendment and Release Agreement with BPC, Biotest AG, Biotest US Corporation and The Biotest Divestiture Trust (the “Biotest Trust”) (the “Biotest Transfer Agreement”) whereby BPC transferred to the Company, for no cash consideration, the NV Biotest Shares. Immediately upon transfer of the NV Biotest Shares to the Company, the shares were retired and are no longer available for issuance. The retired NV Biotest Shares comprised approximately 19% of the total outstanding common stock of the Company as of May 14, 2018, and approximately 67% of the total shares issued to BPC in the Biotest Transaction. In exchange for the transfer and retirement of the NV Biotest Shares, the Company (i) granted Biotest and its successors and assigns a release from all potential past, present and future indemnity claims arising under the Master Purchase and Sale Agreement, dated as of January 21, 2017, which governs the Biotest Transaction, and (ii) relinquished its rights to, under certain circumstances, repurchase the two FDA-approved plasma collection centers which were transferred to BPC on January 1, 2019. In addition, pursuant to the Biotest Transfer Agreement, BPC waived and terminated its rights to name a director and an observer to the Company’s Board of Directors (the “Board”). As BPC has made public statements regarding the U.S. Government required divestiture of all of BPC’s U.S. assets in connection with the sale of Biotest AG to CREAT Group Corporation, pursuant to the Biotest Transfer Agreement, BPC transferred its remaining 10,109,534 shares of the Company’s common stock to the Biotest Trust on July 24, 2018, and the Biotest Trust is bound by all obligations of and has all of the remaining rights of BPC under that certain Stockholders Agreement dated as of June 6, 2017, by and between the Company and BPC, as amended by the Biotest Transfer Agreement. Furthermore, subject to the terms contained in the Biotest Transfer Agreement, for a 90-day period following BPC’s transfer of the remaining shares of ADMA common stock to the Biotest Trust, the Biotest Trust granted the Company a right of first negotiation for the purchase of the remaining shares of common stock held by the Biotest Trust, which right expired on October 22, 2018.

4.       INVENTORIES

The following table provides the components of inventories:

	December 31, 2018	December 31, 2017

Raw materials	$14,019,668	$10,143,149
Work-in-progress	—	1,265,339
Finished goods	4,596,501	1,219,693
Total inventories	$18,616,169	$12,628,181

Inventories are stated at the lower of cost or net realizable value with cost being determined on the first-in, first-out method. Raw materials includes plasma and other materials expected to be used in the production of RI-002 and BIVIGAM, as there are alternative uses for these materials which provide a probable future benefit or will be consumed in the production of goods expected to be available for sale. All other activities and materials associated with the production of inventories used in research and development activities are expensed as incurred.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

Finished goods inventory at December 31, 2018 includes $2.3 million of Nabi-HB, $1.2 million of product manufactured under a contract manufacturing agreement and $1.1 million of plasma collected at the Company’s plasma collection centers. Finished goods inventory as of December 31, 2017 is comprised of Nabi-HB, and was recorded at fair value as part of the purchase price allocation of the Biotest Assets acquired.

5.       PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2018 and 2017 is summarized as follows:

	December 31, 2018	December 31, 2017
Manufacturing and laboratory equipment	$8,233,203	$7,148,405
Office equipment and computer software	1,608,994	1,086,756
Furniture and fixtures	1,163,552	1,136,623
Construction in process	845,538	738,093
Leasehold improvements	1,660,709	1,642,903
Land	4,339,441	4,339,441
Buildings and building improvements	15,685,325	15,660,559
	33,536,762	31,752,780
Less: Accumulated depreciation	(3,421,032)	(1,285,922)
Total property, plant and equipment, net	$30,115,730	$30,466,858

The Company recorded depreciation expense on property and equipment of $2.6 million and $1.5 million for the years ended December 31, 2018 and 2017, respectively, which includes $0.3 million and $0.4 million of depreciation expense on the plasma assets to be transferred (see Note 3) for the years ended December 31, 2018 and 2017, respectively.

6.       INTANGIBLE ASSETS

Intangible assets at December 31, 2018 and 2017 consist of the following:

	December 31, 2018			December 31, 2017
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Trademark and other intangible rights related to Nabi-HB	$4,100,046	$927,391	$3,172,655	$4,100,046	$341,670	$3,758,376
Rights to intermediates	907,421	205,250	702,171	907,421	75,618	831,803
Customer contract	1,076,557	946,971	129,586	1,076,557	817,386	259,171
	$6,084,024	$2,079,612	$4,004,412	$6,084,024	$1,234,674	$4,849,350

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

The customer contract pertains to a contract manufacturing agreement with a third party that the Company assumed upon the consummation of the Biotest Transaction. On December 22, 2017, Company and the customer entered into an amendment to this contract which reduced the number of batches the Company was committed to supply to the customer. In connection with this amendment, the customer agreed to pay the Company an aggregate compensation fee of $7.0 million, which was recognized as other revenue in the accompanying consolidated statement of operations for the year ended December 31, 2017. The remaining required production volume is 13 batches over 2018 and 2019, and the Company recorded additional amortization expense of approximately $0.6 million in connection with the reduced volume. The net unamortized balance of this asset as of December 31, 2018 and 2017 is being amortized through the end of the contract period.

Amortization expense related to the Company’s intangible assets for the years ended December 31, 2018 and 2017 was $0.8 million and $1.2 million, respectively. Estimated aggregate future aggregate amortization expense for the next five years is expected to be as follows:

2019	$844,938
2020	715,352
2021	715,352
2022	715,352
2023	715,352

7.       NOTES PAYABLE

Senior Notes Payable

A summary of outstanding senior notes payable as of December 31, 2018 and 2017 is as follows:

	December 31, 2018	December 31, 2017

Notes payable:	$30,000,000	$30,000,000
Less:
Debt discount	(3,559,170)	(4,631,542)
Senior notes payable	$26,440,830	$25,368,458

On October 10, 2017 (the “Marathon Closing Date”), the Company entered into a Credit Agreement (the “Marathon Credit Agreement”) with Marathon Healthcare Finance Fund, L.P. (“Marathon” or the “Lender”) and Wilmington Trust, National Association, as the administrative agent for the Lender (the “Administrative Agent”). The Marathon Credit Agreement provided for a senior secured term loan facility in an aggregate amount of up to $40.0 million (collectively, the “Marathon Credit Facility”), comprised of (i) a term loan made on the Marathon Closing Date in the principal amount of $30.0 million evidenced by a secured promissory note (the “Tranche One Note”), and (ii) an additional term loan evidenced by a secured promissory note to be made in the maximum principal amount not to exceed $10.0 million (the “Tranche Two Note” and, together with the Tranche One Note, the “Notes”), which Tranche Two Note availability was subject to the satisfaction of certain conditions. The Notes each had a maturity date of April 10, 2022 (the “Maturity Date”), subject to acceleration pursuant to the Marathon Credit Agreement, including upon an Event of Default (as defined in the Marathon Credit Agreement).

Borrowings under the Marathon Credit Agreement bore interest at a rate per annum equal to LIBOR plus 9.50% with a 1% LIBOR floor. During an Event of Default under the Marathon Credit Agreement, the outstanding amount of indebtedness under the Marathon Credit Agreement would bear interest at a rate per annum equal to the interest rate then applicable to the borrowings under the Marathon Credit Agreement plus 5% per annum. Quarterly cash interest payments were due the first business day of each March, June, September and December, beginning on December 1, 2017. During the years ended December 31, 2018 and 2017, the interest rate on the Tranche One Note ranged from 10.86% to 12.24%.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

The Marathon Credit Agreement required payment of a facility fee to Marathon in an amount equal to 9.20% of the amount of the Tranche One Note, payment of which was deferred until the earlier of the prepayment date or the Maturity Date. Commencing on October 10, 2020, the Company would have been required to make principal payments on the Tranche One Note in equal monthly installments over 18 months, subject to certain conditions in the Marathon Credit Agreement.

The Marathon Credit Agreement contained market representations and warranties, affirmative covenants, negative covenants, financial covenants, and conditions that are customarily required for similar financings. The affirmative covenants, among other things, required the Company to undertake various reporting requirements. The negative covenants restricted or limited the ability of the Company and its subsidiaries to, among other things, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes or changes to the Company’s business activities; sell or otherwise dispose of assets; repurchase stock, pay dividends; repay certain other indebtedness; engage in certain affiliate transactions; or enter into any other agreements that restrict the Company’s ability to make loan repayments.

The Marathon Credit Agreement also required the establishment of a debt service reserve account, and the Company was required to maintain a certain minimum level of liquidity at all times. Liquidity is defined in the Marathon Credit Agreement as cash held in the debt service reserve account and any other deposit account subject to a control agreement with the Administrative Agent, and the required liquidity amount is reflected as restricted cash in the accompanying consolidated balance sheets as of December 31, 2018 and December 31, 2017. The minimum liquidity requirement was $4.0 million and $5.5 million as of December 31, 2018 and December 31, 2017, respectively. On May 31, 2018, the Marathon Credit Agreement was amended to reduce the minimum liquidity requirement to $5.25 million, and $250,000 was released from the debt service reserve account to the Company on June 25, 2018. On June 26, 2018, the Lender and the Administrative Agent acknowledged that the Company had met the requirements regarding its leased properties as set forth in the Marathon Credit Agreement, and an additional $1.25 million was released from the debt service reserve account to the Company.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying consolidated balance sheets and statements of cash flows:

	December 31, 2018	December 31, 2017
Cash and cash equivalents	$22,754,852	$43,107,574
Restricted cash included in current assets	—	1,500,000
Restricted cash included in long-term assets	4,000,000	4,000,000
Total cash, cash equivalents and restricted cash as shown in the consolidated statements of cash flows	$26,754,852	$48,607,574

The Marathon Credit Agreement also contained customary Events of Default which include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material contracts and events constituting a change of control. The occurrence of an Event of Default could have resulted in, among other things, the termination of commitments under the Marathon Credit Facility and the declaration that all outstanding Loans were immediately due and payable in whole or in part. At December 31, 2018 and December 31, 2017, the Company was in compliance with all of the covenants contained in the Marathon Credit Agreement.

As consideration for the Marathon Credit Agreement, the Company issued warrants to purchase an aggregate of 339,301 shares of the Company’s common stock to the Lender and certain of its affiliates (the “Tranche One Warrants”). The Tranche One Warrants, which the Company valued at $0.6 million, have (i) an exercise price equal to $3.0946, which was the trailing 10-day volume weighted-average price of the Company’s common stock prior to the Marathon Closing Date, and (ii) an expiration date of October 10, 2024. The Company issued the Tranche One Warrants in reliance upon an exemption from registration contained in Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”). The Tranche One Warrants and the shares of common stock issuable thereunder may not be offered, sold, pledged or otherwise transferred in the U.S. absent registration or an applicable exemption from the registration requirements under the Securities Act.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

As a result of the diligence fees, legal and other expenses associated with the Marathon Credit Facility, the Tranche One Warrants and the facility fee, the Company recognized a discount on the Tranche One Note on the Marathon Closing Date in the amount of $4.8 million as follows:

Facility fee	$2,760,000
Deferred financing fees	1,475,330
Tranche One Warrants	614,513
Total debt discount at Marathon Closing Date	$4,849,843

 The Company records debt discount as a reduction to the face amount of the debt, and debt discount is amortized as interest expense over the life of the debt using the interest method. Based on the fair value of the Tranche One Warrants, the facility fee and the fees and expenses associated with obtaining the Credit Facility, the effective interest rate on the Tranche One Note as of the Marathon Closing Date was approximately 16.5%. The Company’s obligations under the Marathon Credit Agreement were secured by a first-priority lien and security interest in substantially all of the Company’s assets, including a mortgage on the Boca Facility, and those of the Company’s subsidiaries as well as all of the equity interests in each subsidiary.

On February 11, 2019, the Company entered into a new senior credit facility with another lender, as more fully described in Note 17, whereby the Company repaid in full all of the outstanding obligations under the Marathon Credit Facility, including the deferred facility fee, and Marathon released to the Company the remaining $4.0 million contained in the debt service reserve account.

Related Party Note Payable

A summary of the outstanding related party note payable is as follows:

	December 31, 2018	December 31, 2017
Related party note payable to Biotest	$15,000,000	$15,000,000
Less:
Debt discount	(125,816)	(157,604)
Note payable - related party	$14,874,184	$14,842,396

In connection with the acquisition of the Biotest Assets (see Note 3), ADMA BioManufacturing issued a subordinated note payable to BPC and in connection therewith received cash proceeds of $15.0 million. The note bears interest at a rate of 6.0% per annum and matures on June 6, 2022. The Company is obligated to make semi-annual interest payments, with all principal and unpaid interest due at maturity. The note is subordinate to the amounts outstanding under the Company’s existing senior credit facility. In the event of default, all principal and unpaid interest is due on demand. The subordinated note also contains several non-financial covenants with which the Company was in compliance as of December 31, 2018 and 2017. The Company incurred $0.2 million of debt issuance costs in connection with the issuance of this note, which were recorded as a debt discount. The debt discount is being amortized as interest expense over the term of the note.

On July 20, 2018, in connection with the U.S. Government required divestiture of all of BPC’s U.S. assets in connection with the sale of Biotest AG to CREAT Group Corporation, Biotest AG, BPC, ADMA BioManufacturing and the Company entered into an Assignment and Assumption Agreement whereby BPC transferred to Biotest AG all of its obligations, rights, title and interest in the subordinated note and the related loan agreements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

8.       STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is currently authorized to issue up to 10 million shares of preferred stock, $0.0001, par value per share. There were no shares of preferred stock outstanding at December 31, 2018 and 2017.

Common Stock

As of December 31, 2018 and 2017, the Company was authorized to issue 75 million shares of its common stock, $0.0001 par value per share, and 46,353,068 and 36,725,499 shares of common stock were outstanding as of December 31, 2018 and 2017, respectively. After giving effect to shares reserved for the issuance of warrants and stock options, 23,776,541 shares of common stock were available for issuance as of December 31, 2018.

As of December 31, 2018 and 2017, the Company was also authorized to issue 8,591,160 shares of its non-voting common stock, $0.0001 par value per share, and 0 and 8,591,160 shares of its non-voting common stock were outstanding as of December 31, 2018 and 2017, respectively.

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

On June 6, 2017, the Company issued 4,295,580 shares of common stock and the NV Biotest Shares to Biotest in connection with the Biotest Transaction (see Note 3). On May 14, 2018, pursuant to the Biotest Transfer Agreement, the NV Biotest Shares were transferred from Biotest to the Company and the shares were immediately retired and are no longer available for issuance.

Warrants

On October 10, 2017, the Company issued to Marathon the Tranche One Warrants (see Note 7) whereby Marathon may purchase an aggregate of 339,301 shares of common stock with an exercise price $3.0946 per share. The Tranche One Warrants became exercisable on the Marathon Closing Date, were valued at $0.6 million and were recorded as discount to the Tranche One Note. The Tranche One Warrants were valued using the Black-Scholes option-pricing model assuming an expected term of seven years, a volatility of 57%, a dividend yield of 0% and a risk-free interest rate of 2.18%. No warrants were issued during the year ended December 31, 2018.

At December 31, 2018 and 2017, the Company had outstanding warrants to purchase an aggregate of 528,160 shares of common stock, with a weighted average exercise price of $4.76 per share and with expiration dates ranging between June 2022 and October 2024.

Stock Options

From time to time the Company grants stock options or other equity-based awards under the Company’s 2007 Employee Stock Option Plan (the “2007 Plan”) and the Amended and Restated 2014 Omnibus Incentive Compensation Plan (the “2014 Plan”).

The 2014 Plan, as amended, was approved by the Board on March 15, 2017 and by the Company’s stockholders on May 25, 2017. Currently, the maximum number of shares reserved for grant under the 2014 Plan is: (a) 2,334,940 shares, less any shares available as of such date for issuance under the 2007 Plan; plus (b) an annual increase as of the first day of the Company’s fiscal year, beginning in 2018 and occurring each year thereafter through 2022, equal to 4% of the outstanding shares of common stock as of the end of the Company’s immediately preceding fiscal year, or any lesser number of shares determined by the Board; provided, however, that no more than an aggregate of 10 million shares of common stock may be issued pursuant to incentive stock options intended to qualify under Section 422 of the Internal Revenue Code. As of December 31, 2018, an aggregate of 1,395,610 shares were available for issuance under the 2007 Plan and the 2014 Plan. In accordance with the foregoing, on January 1, 2019 the aggregate number of shares available for issuance increased to 3,249,732.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

During the years ended December 31, 2018 and 2017, the Company recorded stock-based compensation expense to employees of $2.2 million and $1.6 million, respectively. The fair value of employee options granted was determined on the date of grant using the Black-Scholes model. The Black-Scholes option valuation model was developed for use in estimating the fair value of publicly traded options, which have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the underlying Black-Scholes assumptions can materially affect the fair value estimate. To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of the grant with a term consistent with the expected term of the Company’s awards. The expected term of the options granted is in accordance with Staff Accounting Bulletins 107 and 110, which is based on the average between vesting terms and contractual terms. The expected dividend yield reflects the Company’s current and expected future policy for dividends on the Company’s common stock. For the year ended December 31, 2018, the expected stock price volatility for the Company’s stock options was calculated by examining the historical volatility of the Company’s common stock since the stock became publicly traded in the fourth quarter of 2013. For the year ended December 31, 2017, the expected stock price volatility for the Company’s stock options was calculated by examining the pro rata historical volatilities for similar publicly traded industry peers and the trading history for the Company’s common stock.

The grant date fair values of stock options awarded during the years ended December 31, 2018 and 2017 were determined using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Expected term	5.8-6.3 years	5.8-6.3 years
Volatility	54-57%	56-64%
Dividend yield	0.0	0.0
Risk-free interest rate	2.40-3.11%	1.77-2.29%

The 2007 Plan and 2014 Plan provide for the Board or a Committee of the Board (the “Committee”) to grant awards to optionees and to determine the exercise price, vesting term, expiration date and all other terms and conditions of the awards, including acceleration of the vesting of an award at any time. All options granted under the 2007 and 2014 Plans are intended to be incentive stock options (“ISOs”), unless specified by the Committee to be non-qualified options (“NQOs”) as defined by the Internal Revenue Code. ISOs and NQOs may be granted to employees, consultants or Board members at an option price not less than the fair market value of the common stock subject to the stock option agreement. The following table summarizes information about stock options outstanding as of December 31, 2018 and 2017:

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

	Shares	Weighted Average Exercise Price
Balance at December 31, 2016	1,535,187	$7.90
Forfeited	(94,024)	$7.72
Expired	(47,476)	$9.02
Granted	1,976,295	$3.73
Exercised	(93,939)	$2.68
Balance at December 31, 2017	3,276,043	$5.52
Forfeited	(60,854)	$4.09
Expired	(34,489)	$8.38
Granted	1,167,044	$4.15
Exercised	(5,513)	$3.31
Balance at December 31, 2018	4,342,231	$5.16

Options exercisable	2,192,663	$6.30

The weighted average remaining contractual term of stock options outstanding and expected to vest at December 31, 2018 is 7.5 years. The weighted average remaining contractual term of stock options exercisable at December 31, 2018 is 6.2 years. The following table summarizes additional information regarding outstanding and exercisable options under the stock option plans at December 31, 2018:

	Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.34 - $2.06	35,168	7.9	$1.96	$14,966	12,928	6.2	$1.80	$7,627
$2.96 - $4.60	2,563,017	8.7	$3.66	—	789,901	8.4	$3.64	—
$4.72 - $7.21	593,893	8.4	$5.52	—	262,908	7.4	$5.66	—
$7.56 - $10.80	1,150,153	4.4	$8.39	—	1,126,926	4.3	$8.37	—
	4,342,231	7.5	$5.16	$14,966	2,192,663	6.2	$6.30	$7,627

Stock-based compensation expense for the years ended December 31, 2018 and 2017 was as follows:

	2018	2017

Research and development	$292,736	$380,925
Plasma centers	34,797	47,330
Selling, general and administrative	1,739,037	1,081,236
Cost of product revenue	156,718	52,168

Total stock-based compensation expense	$2,223,288	$1,561,659

As of December 31, 2018, the total unrecognized compensation expense related to unvested options was $4.3 million, which is expected to be recognized over a weighted-average period of 2.6 years. The Company’s outstanding and exercisable options had an intrinsic value of approximately $8,000 as of December 31, 2018.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

9.       RELATED PARTY TRANSACTIONS

The Company leases an office building and equipment from Areth, LLC (“Areth”) pursuant to an agreement for services effective as of January 1, 2016, as amended from time to time. Effective October 1, 2017, monthly rent on this facility was reduced to $10,000. On September 27, 2018, the agreement was amended to extend the term of the agreement through September 30, 2019. Rent expense amounted to $0.1 million and $0.2 million for the years December 31, 2018 and 2017, respectively, and includes fees for the use of such office space and for other information technology, general warehousing and administrative services. Areth is a company controlled by Dr. Jerrold B. Grossman, the Company’s Vice Chairman, and Adam S. Grossman, the Company’s President and Chief Executive Officer. The Company also reimburses Areth for office and building related (common area) expenses, equipment and certain other operational expenses, which were not material to the consolidated financial statements for the years ended December 31, 2018 and 2017.

As of December 31, 2018 and 2017, the Company has a $15.0 million subordinated note payable to Biotest (see Note 7), and the Company recognized interest expense on this note for the years ended December 31, 2018 and 2017 in the amount of $0.9 million and $0.5 million, respectively.

For the years ended December 31, 2018 and 2017, the Company recognized revenues under its out-licensing agreement with Biotest of $0.1 million. Deferred revenue of $2.5 million and $2.7 million as of December 31, 2018 and 2017, respectively, is related to this agreement.

Biotest is the Company’s largest customer for the sale of normal source plasma. Plasma sales to Biotest for the years ended December 31, 2018 and 2017 were $9.6 million and $10.7 million, respectively. Accounts receivable includes $1.0 million and $1.2 million due from Biotest as of December 31, 2018 and 2017, respectively. Additionally, Biotest is a supplier of plasma to ADMA, with the Company purchasing approximately $7.8 million and $2.8 million of plasma in the years ended December 31, 2018 and 2017, respectively. Included in accounts payable is approximately $2.0 million and $0.1 million due to Biotest as of December 31, 2018 and 2017, respectively. The following table summarizes the related party balances with Biotest:

	Year Ended December 31,
	2018	2017

Sale and purchase of plasma
Product revenue	$9,564,388	$10,664,456
Purchases	7,822,226	2,776,959

License revenue	142,834	142,834

Interest expense	912,500	520,000

	December 31,	December 31,
	2018	2017
Accounts receivable	$961,145	$1,245,677
Accounts payable	2,010,774	139,939
Accrued expenses	10,659	314,820
Note payable, net of discount	14,874,184	14,842,396
Accrued interest	65,000	65,000
Deferred revenue	2,547,199	2,690,033

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

In connection with the acquisition of the Biotest Assets, the Company entered into a Transition Services Agreement with BPC pursuant to which each of the Company and BPC agreed to provide transition services to the other party, including services related to finance, human resources, information technologies, leasing of equipment and clinical and regulatory services for a period of up to 24 months after the June 6, 2017 closing date, as well as agreements to lease certain laboratory space within the Boca Facility to BPC for a period of up to 24 months after the closing date of the acquisition transaction. As of December 31, 2018 and 2017, approximately $11,000 and $0.3 million, respectively, was payable by the Company to BPC for expenses incurred on behalf of the Company and services related to these agreements. This amount is reflected in accrued expenses in the accompanying consolidated balance sheets. The services component of amounts billed to the Company by BPC for the year ended December 31, 2018 and 2017 was not material to the Company’s consolidated financial statements.

Under the terms of the Biotest Transaction, the Company transferred ownership of two plasma collection centers to BPC on January 1, 2019 (see Note 17). The Company has estimated the fair value of these assets to be $12.6 million, and the obligation to transfer these assets to Biotest is reflected in non-current liabilities in the accompanying consolidated balance sheets as of December 31, 2018 and 2017. The Company has also entered into several plasma supply agreements with BPC (see Note 10).

10.       COMMITMENTS AND CONTINGENCIES

Lease commitments

The Company has entered into various non-cancelable operating lease agreements for its three ADMA Bio Centers facilities in Georgia, as well as for certain operating equipment and office space. Two of these leases were assigned to BPC on January 1, 2019 (see Note 17). Total rent expense for the Company’s leased facilities and equipment was $1.1 million and $0.6 million for the years ended December 31, 2018 and 2017, respectively. Future minimum lease payments under the Company’s operating leases for each of the next five years ending December 31, and thereafter are as follows:

2019	$455,444
2020	361,719
2021	339,813
2022	340,849
2023	343,898
Thereafter	606,913
$2,448,636

Vendor and Licensor Commitments

In a license agreement effective December 31, 2012, the Company granted Biotest an exclusive license to market and sell RI-002 in Europe and in selected countries in North Africa and the Middle East, (the “Territory”), to have access to the Company’s testing services for testing of BPC’s plasma samples using the Company’s proprietary respiratory syncytial virus (“RSV”) assay, and to reference (but not access) the Company’s proprietary information for the purpose of Biotest seeking regulatory approval for RI-002 in the Territory.  In addition, the Company is obligated to provide Biotest with research and development services and regulatory support in obtaining approvals of any studies conducted or already conducted by or on behalf of the Company. As consideration for the license, Biotest agreed to provide the Company with certain services at no charge and also compensate the Company with cash payments upon the completion of certain milestones (see Note 9).  Such services have been accounted for as deferred revenue which was recognized in 2013 as a result of certain research and development services as provided for in accordance with the license agreement. Deferred revenue is recognized over the term of the license and is amortized into income for a period of approximately 22 years, the term of the license agreement. Biotest is also obligated to pay the Company an adjustable royalty based on a percentage of revenues from the sale of RI-002 in the Territory for 20 years from the date of first commercial sale.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

Pursuant to the terms of a plasma purchase agreement with BPC dated as of November 17, 2011 (the “2011 Plasma Purchase Agreement”), the Company agreed to purchase from BPC an annual minimum volume of source plasma containing antibodies to RSV to be used in the manufacture of RI-002.  The Company must purchase a to-be-determined and agreed upon annual minimum volume from BPC, but may also collect high-titer RSV plasma from up to five wholly-owned ADMA plasma collection facilities.  During 2015, the Company and BPC amended the 2011 Plasma Purchase Agreement to allow the Company the ability to collect its raw material RSV high-titer plasma from other third-party collection organizations, thus allowing the Company to expand its reach for raw material supply as it approaches commercialization for RI-002. Unless terminated earlier, the 2011 Plasma Purchase Agreement expires in June 2027, after which it may be renewed for two additional five-year periods if agreed to by the parties. As part of the closing of the Biotest Transaction, the parties amended the 2011 Plasma Purchase Agreement to extend the initial term through the ten year anniversary of the closing date of the Biotest Transaction. On December 10, 2018, BPC assigned its rights and obligations under the 2011 Plasma Purchase Agreement to Grifols Worldwide Operations Limited (“Grifols”) as its successor-in-interest, effective January 1, 2019. On January 1, 2019, Grifols and the Company entered into an additional amendment to the 2011 Plasma Purchase Agreement for the purchase of source plasma containing antibodies to RSV from Grifols. Pursuant to this amendment, until January 1, 2022, the Company may purchase RSV plasma from Grifols from the two plasma collection centers which were transferred to BPC on January 1, 2019 at a price equal to cost plus five percent (5%) (without any additional increase due to inflation).

On March 23, 2016, the Company entered into an Amended and Restated Plasma Supply Agreement with BPC for the purchase by BPC of normal source plasma to be derived from automated plasmapheresis procedures conducted at ADMA Bio Centers’ Norcross, GA and Marietta, GA facilities to be used in BPC's proprietary products’ manufacturing (the “Amended and Restated Plasma Supply Agreement”). Under the Amended and Restated Plasma Supply Agreement, BPC obtained GHA certification of the two bio centers which the Company transferred to BPC on January 1, 2019. The initial term of the Amended and Restated Plasma Supply Agreement expired by its terms on December 31, 2018 and was not renewed.

On June 6, 2017, the Company and BPC entered into a Plasma Supply Agreement pursuant to which BPC supplies, on an exclusive basis subject to certain exceptions, to ADMA BioManufacturing an annual minimum volume of hyperimmune plasma that contain antibodies to the hepatitis B virus for the manufacture of Nabi-HB. The Plasma Supply Agreement has a 10-year term. On July 19, 2018, the Company and BPC entered into an amendment to the Plasma Supply Agreement to, among other things, that in the event BPC elects not to supply in excess of ADMA BioManufacturing’s specified amount of Hepatitis B plasma and ADMA BioManufacturing is unable to secure Hepatitis B plasma from a third party at a price which is within a low double digit percentage of the price which ADMA BioManufacturing pays to BPC, then BPC shall reimburse ADMA BioManufacturing for the difference in price ADMA BioManufacturing incurs. On December 10, 2018, BPC assigned its rights and obligations under the Plasma Supply Agreement to Grifols, effective January 1, 2019.

On June 6, 2017, the Company and BPC entered into a Plasma Purchase Agreement (the “2017 Plasma Purchase Agreement”), pursuant to which ADMA BioManufacturing purchases normal source plasma from BPC at agreed upon annual quantities and prices. The 2017 Plasma Purchase Agreement has an initial term of five years after which the 2017 Plasma Purchase Agreement may be renewed for additional two terms of two years each upon the mutual written consent of the parties. On July 19, 2018, the Company and BPC entered into an amendment to the 2017 Plasma Purchase Agreement to, among other things, provide agreed upon amounts of normal source plasma to be supplied by BPC to ADMA BioManufacturing in calendar year 2019 at a specified price per liter, provided that ADMA BioManufacturing delivers a valid purchase order to BPC. Additionally, pursuant to the amendment to the 2017 Plasma Purchase Agreement, BPC agrees that, for calendar years 2020 and 2021, it shall supply no less than a high double digit percentage of ADMA BioManufacturing’s requested NSP amounts, provided that such requested normal source plasma amounts are within an agreed range, at a price per liter to be mutually determined. Furthermore, pursuant to the amendment to the 2017 Plasma Purchase Agreement, in the event BPC fails to supply ADMA BioManufacturing with at least a high double digit percentage of ADMA BioManufacturing’s requested normal source plasma amounts, BPC shall promptly reimburse ADMA BioManufacturing the difference in price ADMA BioManufacturing incurs due to BPC’s election not to supply NSP to ADMA BioManufacturing in such amounts as requested. On December 10, 2018, BPC assigned its rights and obligations under the Plasma Purchase Agreement to Grifols, effective January 1, 2019.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

Employment contracts

The Company has entered into employment agreements with its executive management team consisting of its President and Chief Executive Officer, its Executive Vice President, Chief Medical Officer and Chief Scientific Officer and its Executive Vice President and Chief Financial Officer.

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

Other commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of December 31, 2018. The Company does not anticipate recognizing any significant losses relating to these arrangements.

11.       INCOME TAXES

A reconciliation of income taxes at the U.S. Federal statutory rate to the benefit for income taxes is as follows:

	Year Ended December 31,
	2018	2017
Benefit at U.S. federal statutory rate	$(13,806,124)	$(14,758,443)
State taxes - deferred	(1,443,538)	(1,581,844)
Increase in valuation allowance	(1,015,582)	(751,505)
Research and development credits	(223,735)	(272,262)
Federal tax reform rate change	—	17,263,248
Decrease in federal net operating loss	12,090,203	—
Decrease in federal research and development credits	4,294,344	—
Other	104,432	100,806
Benefit for income taxes	$—	$—

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

A summary of the Company’s deferred tax assets is as follows:

	Year Ended December 31,
	2018	2017
Federal and state net operating loss carryforwards	$26,080,351	$29,137,918
Federal and state research credits	525,248	4,526,201
Interest expense limitation carryforwards	1,159,422	—
Transaction costs	1,147,581	1,269,443
Deferred revenue	624,610	679,068
Accrued expenses and other	6,011,057	951,219
Total gross deferred tax assets	35,548,269	36,563,849
Less: valuation allowance for deferred tax assets	(35,548,269)	(36,563,849)
Net deferred tax assets	$—	$—

As of December 31, 2018, the Company had federal and state (post-apportioned basis) net operating losses (“NOLs”) of $108.5 million and $72.3 million, respectively, as well as federal research and development tax credit carryforwards of approximately $0.5 million. The NOLs will begin to expire at various dates beginning in 2027, if not limited by triggering events prior to such time. Under the provisions of the Internal Revenue Code, changes in ownership of the Company, in certain circumstances, will limit the amount of federal NOLs that can be utilized annually in the future to offset taxable income. In particular, section 382 of the Internal Revenue Code imposes limitations on an entity’s ability to use NOLs upon certain changes in ownership. If the Company is limited in its ability to use its NOLs in future years in which it has taxable income, then the Company will pay more taxes than if it were otherwise able to fully utilize its NOLs. The Company may experience ownership changes in the future as a result of subsequent shifts in ownership of the Company’s capital stock that the Company cannot predict or control that could result in further limitations being placed on the Company’s ability to utilize its federal NOLs. As of December 31, 2018, the Company performed a preliminary analysis of limitations imposed by section 382 of the Internal Revenue Code and as a result has written off $57.6 million of federal NOLs, $4.3 million of federal research and development tax credits, and $10.9 million of state NOL’s which are limited by historical ownership changes. As a result, there was a $16.9 million reduction to the Company’s deferred tax assets. However, as discussed below, the Company maintains a full valuation allowance against its deferred tax assets. Therefore, the $16.9 million reduction to the Company’s deferred tax assets is offset by a corresponding $16.9 million reduction to the Company’s valuation allowance for its net deferred tax assets, resulting in no net impact to the Company’s tax provision for the year ended December 31, 2018.

A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. When determining the amount of net deferred tax assets that are more likely than not to be realized, the Company assesses all available positive and negative evidence. This evidence includes, but is not limited to, prior earnings history, expected future earnings, carry-back and carry-forward periods and the feasibility of ongoing tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. The weight given to the positive and negative evidence is commensurate with the extent the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income, exclusive of reversing taxable temporary differences, to outweigh objective negative evidence of recent financial reporting losses. Based on these criteria and the relative weighting of both the positive and negative evidence available, management continues to maintain a full valuation allowance against its net deferred tax assets.

On December 22, 2017, the U.S. Government enacted the TCJA. The TCJA made broad changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S federal corporate tax rate from 35% to 21%; (2) eliminating the corporate alternative minimum tax; (3) creating a new limitation on deductible interest expense; (4) creating the base erosion and anti-abuse tax, a new minimum tax; (5) limitation on the deductibility of certain executive compensation; (6) enhancing the option to claim accelerated depreciation deductions on qualified property, and (7) changing the rules related to uses and limitations of NOLs in tax years beginning after December 31, 2017.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

The TCJA reduced the corporate tax rate to 21%, effective January 1, 2018, resulting in a reduction to the net deferred tax assets, along with a corresponding reduction to the valuation allowance for such deferred tax assets, of $17.3 million for the year ended December 31, 2017.

The TCJA contains significant limitations on the ability of a taxpayer to deduct interest paid or accrued. The accounting for this portion of the TCJA resulted in an increase to the net deferred tax assets, with a corresponding increase to the valuation allowance, of $1.2 million for the year ended December 31, 2018.

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. The amount of the liability for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that the Company believes is more likely than not to be realized upon ultimate settlement of the position. Components of the liability are classified as either a current or a long-term liability in the accompanying consolidated balance sheets based on when the Company expects each of the items to be settled. The Company does not have any unrecognized tax benefits as of December 31, 2018 and 2017, and does not anticipate a significant change in unrecognized tax benefits during the next 12 months.

12.       SEGMENTS

The Company is engaged in the manufacture, marketing and development of specialty plasma-derived biologics. The Company’s operating segments reflect the consummation of the Biotest Transaction on June 6, 2017 (see Notes 1 and 3), and the nature of its operations subsequent to the close of the transaction. The Company’s ADMA BioManufacturing segment reflects the Company’s immune globulin manufacturing and development operations in Florida, acquired on June 6, 2017 (see Note 3). The Plasma Collection Centers segment consists of three FDA-licensed source plasma collection facilities located in Georgia, two of which were transferred to Biotest on January 1, 2019 (see Note 17). The Corporate segment includes general and administrative overhead expenses. The Company defines its segments as those business units whose operating results are regularly reviewed by the chief operating decision maker (“CODM”) to analyze performance and allocate resources. The Company’s CODM is its President and Chief Executive Officer. Summarized financial information concerning reportable segments is shown in the following tables:

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

Year Ended December 31, 2018
	ADMA BioManufacturing	Plasma Collection Centers	Corporate	Consolidated

Revenues	$6,797,548	$10,044,908	$142,834	$16,985,290

Cost of product revenue	35,485,273	6,709,362	—	42,194,635

Loss from operations	(45,633,715)	(4,470,073)	(10,185,156)	(60,288,944)

Interest and other expense, net	(1,077,624)	(967)	(4,375,910)	(5,454,501)

Net loss	(46,711,339)	(4,471,040)	(14,561,066)	(65,743,445)

Capital expenditures	1,580,684	514,916	—	2,095,600

Depreciation and amortization expense	2,608,776	814,768	22,854	3,446,398

Total assets	57,818,051	5,443,032	25,615,438	88,876,521

Year Ended December 31, 2017

	ADMA	Plasma Collection
	BioManufacturing	Centers	Corporate	Consolidated
Revenues	$10,980,987	$11,636,739	$142,834	$22,760,560

Cost of product revenue	21,862,140	7,302,181	—	29,164,321

Gross (loss) profit	(10,881,153)	4,334,558	142,834	(6,403,761)

Loss from operations	(19,801,455)	(2,169,192)	(17,339,349)	(39,309,996)

Interest and other expense, net	(537,235)	(6,885)	(3,904,859)	(4,448,979)

Net loss	(20,338,690)	(2,176,077)	(21,244,208)	(43,758,975)

Capital expenditures	747,402	1,913,663	15,263	2,676,328

Depreciation and amortization	2,204,772	436,687	50,842	2,692,301

Total Assets	54,004,696	3,933,673	50,080,464	108,018,833

13.       OTHER EMPLOYEE BENEFITS

The Company sponsors a 401(k) savings plan. Under the plan, employees may make contributions which are eligible for a Company discretionary percentage contribution as defined in the plan and determined by the Board of Directors. The Company recognized $0.7 million and $0.5 million of related compensation expense for the years ended December 31, 2018 and 2017, respectively.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

14.       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information for the years ended December 31, 2018 and 2017 is as follows:

	2018	2017
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$4,399,972	$2,293,590
Noncash Financing and Investing Activities:
Equipment acquired reflected in accounts payable and accrued liabilities	$238,790	$544,125
Equipment acquired through capital lease	$165,644	$—
Warrants issued in connection with notes payable	$—	$614,513
End of term liability for senior notes payable	$—	$2,760,000
Assets acquired through the issuance of common stock and liabilities assumed	$—	$60,161,629

15.       CONCENTRATIONS

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. At December 31, 2018, three customers accounted for approximately 95% of the Company’s consolidated accounts receivable. At December 31, 2017, two customers accounted for 79% of the Company’s total accounts receivable.

For the year ended December 31, 2018, BPC represented 56% of the Company’s consolidated revenues, and two other customers totaled 31% of the Company’s consolidated revenues. For the year ended December 31, 2017, BPC represented 47% of the Company’s consolidated revenues, and another customer represented 31% of the Company’s consolidated revenues.

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

In the opinion of management, the following unaudited consolidated financial information includes all normal and recurring adjustments considered necessary to present fairly the Company’s results of operations for the periods indicated.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

	For the Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018

REVENUES:
Product revenue	$4,006,298	$4,620,841	$4,194,602	$4,020,715
License and other revenue	35,708	35,709	35,708	35,709
Total Revenues	4,042,006	4,656,550	4,230,310	4,056,424

OPERATING EXPENSES:
Cost of product revenue (exclusive of amortization expense shown below)	12,242,748	9,645,662	9,164,109	11,142,116
Research and development (1)	965,571	1,040,427	1,002,818	917,304
Plasma center operating expenses	1,833,774	1,738,128	1,973,338	2,260,379
Amortization of intangibles	211,235	211,234	211,235	211,234
Selling, general and administrative (1)	5,321,181	5,438,480	5,670,210	6,073,051
Total operating expenses	20,574,509	18,073,931	18,021,710	20,604,084

LOSS FROM OPERATIONS	(16,532,503)	(13,417,381)	(13,791,400)	(16,547,660)

OTHER INCOME (EXPENSE):
Interest income	26,546	33,070	75,581	60,206
Interest expense	(1,323,152)	(1,359,188)	(1,402,475)	(1,437,968)
Other expense	6,967	(4,332)	(17,191)	(112,565)
Other expense, net	(1,289,639)	(1,330,450)	(1,344,085)	(1,490,327)

NET LOSS	$(17,822,142)	$(14,747,831)	$(15,135,485)	$(18,037,987)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.39)	$(0.35)	$(0.33)	$(0.39)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	45,317,042	42,712,168	46,350,392	46,351,860

(1) -	For the three months ended March 31, June 30, and September 30, 2018, the Company reclassified $0.3 million, $0.4 million and $0.3 million, respectively, of operating expenses from Research and development expenses to Selling, general and administrative expenses

17.       SUBSEQUENT EVENTS

Transfer of Plasma Collection Facilities

Effective as of January 1, 2019, pursuant to the terms of the Biotest Transaction and as part of the purchase price for the Biotest Assets, the Company transferred to BPC two of its FDA-licensed source plasma collection facilities located in Norcross, GA and Marietta, GA. As a result of this transfer, the liability reflected in the accompanying consolidated balance sheets as of December 31, 2018 and 2017 in the amount of $12.6 million has been satisfied, and the Company will record a non-cash gain for this amount in the first quarter of 2019, net of the book value of the assets being transferred, which consist primarily of inventory and property and equipment, of approximately $1.1 million. In connection with this transfer, the Company and BPC entered into a transition services agreement (the “TSA”), pursuant to which the Company agreed to provide transition services to BPC, including services related to plasma operations, finance, human resources, contracts, regulatory affairs, information technology, quality systems and record retention (the “Services”), for a period of up to six months after the effective date of the TSA, subject to earlier termination or extension pursuant to the terms therein. In exchange for the Services, BPC will pay the Company based on an hourly billable rate which varies in amount depending on the ADMA staff member providing the Services. The TSA contains mutual confidentiality and indemnification provisions customary for an agreement of this nature.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

Refinancing of Senior Credit Facility

On February 11, 2019, (the “Perceptive Closing Date”), the Company and all of its subsidiaries entered into a Credit Agreement and Guaranty (the “Perceptive Credit Agreement”) with Perceptive Credit Holdings II, LP, as the lender and administrative agent (“Perceptive”). The Perceptive Credit Agreement provides for a senior secured term loan facility in a principal amount of up to $72.5 million (the “Perceptive Credit Facility”), comprised of (i) a term loan made on the Perceptive Closing Date in the principal amount of $45.0 million, as evidenced by the Company’s issuance of a promissory note (the “Perceptive Initial Note”) in favor of Perceptive on the Perceptive Closing Date (the “Perceptive Initial Term Loan”), and (ii) an additional term loan in the principal amount of up to $27.5 million, but no less than $10.0 million (the “Perceptive Additional Term Loan” and, together with the Perceptive Initial Term Loan, the “Perceptive Loans”), which Perceptive Additional Term Loan is subject to the satisfaction of certain conditions, including, but not limited to, the FDA’s approval of the PAS or the FDA’s approval of the RI-002 BLA, and no Material Adverse Changes (as defined in the Perceptive Credit Agreement) having occurred since December 31, 2017; provided, that the Perceptive Additional Term Loan shall not be made later than June 30, 2020. The Perceptive Credit Facility has a maturity date of March 1, 2022 (the “Perceptive Maturity Date”), subject to acceleration pursuant to the Perceptive Credit Agreement, including upon an Event of Default (as defined in the Perceptive Credit Agreement).

On the Perceptive Closing Date, the Company used $30.0 million of the Perceptive Initial Term Loan to terminate and pay in full all of the outstanding obligations under the Marathon Credit Facility (see Note 7). The Company also (i) used $2.8 million of the Perceptive Initial Term Loan to pay a deferred facility fee to Marathon, (ii) used $6.5 million of the Perceptive Initial Term Loan to pay a prepayment penalty to Marathon, (iii) used $0.7 million of the Perceptive Initial Term Loan to pay outstanding accrued interest to Marathon, and (iv) used proceeds of the Perceptive Initial Term Loan to pay certain fees and expenses incurred in connection with the Perceptive Credit Facility of approximately $1.3 million. In addition, Marathon released the $4.0 million of cash held in the debt service reserve account (see note 7) to the Company.

Borrowings under the Perceptive Credit Agreement will bear interest at a rate per annum equal to 7.5% (the “Applicable Margin”) plus the greater of (i) one-month LIBOR and (ii) 3.5%; provided, however, that upon, and during the continuance of, an Event of Default, the Applicable Margin shall automatically increase by an additional 400 basis points. On the last day of each month during the term of the Perceptive Credit Facility, the Company will pay accrued interest to Perceptive. The rate of interest in effect as of the Perceptive Closing Date was 11.0%.

On the Perceptive Maturity Date, the Company will pay Perceptive the entire outstanding principal amount underlying the Perceptive Loans and any accrued and unpaid interest thereon. Prior to the Perceptive Maturity Date, there will be no scheduled principal payments on the Perceptive Loans. The Company may prepay outstanding principal on the Perceptive Loans at any time and from time to time upon three business days’ prior written notice, subject to the payment to Perceptive of, (A) any accrued but unpaid interest on the prepaid principal amount plus (B) a redemption premium amount equal to (i) 5.0% of the prepaid principal amount, if prepaid on or prior to the first anniversary of the Perceptive Closing Date, (ii) 4.0% of the prepaid principal amount, if prepaid after the first anniversary of the Perceptive Closing Date and on or prior to the second anniversary of the Perceptive Closing Date, or (iii) 3.0% of the prepaid principal amount, if prepaid after the second anniversary of the Perceptive Closing Date and on or prior to the third anniversary of the Perceptive Closing Date.

All of the Company’s obligations under the Perceptive Credit Agreement are secured by a first-priority lien and security interest in substantially all of the Company’s tangible and intangible assets, including intellectual property and all of the equity interests in the Company’s subsidiaries.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

As consideration for the Perceptive Credit Agreement, the Company issued to Perceptive, on the Perceptive Closing Date, a warrant to purchase 1,360,000 shares of the Company’s common stock (the “Perceptive Warrant”). The Perceptive Warrant has an exercise price equal to $3.28 per share, which is equal to the trailing 10-day VWAP of the Company’s common stock on the business day immediately prior to the Perceptive Closing Date multiplied by 1.15 (the “Closing Date Exercise Price”); provided, however, that following the Perceptive Closing Date until March 31, 2019, if the Closing Date Exercise Price exceeds the Automatic Adjustment Exercise Price (as defined below), the exercise price will automatically be decreased to (A) the lesser of (i) the 10-day VWAP of the common stock immediately following the public announcement, in the event such announcement occurs on or prior to March 31, 2019, concerning the FDA classification of the Company’s January 4, 2019 response to the BIVIGAM CRL, or (ii) the public offering price per share of the Company’s common stock, in the event that the Company closes a public offering of its common stock on or prior to March 31, 2019, multiplied by (B) 1.15 (such exercise price, the “Automatic Adjustment Exercise Price”). The Perceptive Warrant was valued by the Company at $2.7 million as of the Perceptive Closing Date, and has an expiration date of February 11, 2029. Perceptive represented to the Company, among other things, that it was an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act and the Company issued the Perceptive Warrant in reliance upon an exemption from registration contained in Section 4(2) under the Securities Act. The Perceptive Warrant and the shares of common stock issuable thereunder may not be offered, sold, pledged or otherwise transferred in the U.S. absent registration or an applicable exemption from the registration requirements under the Securities Act.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Master Purchase and Sale Agreement, dated as of January 21, 2017, by and among Biotest Pharmaceuticals Corporation, ADMA BioManufacturing, LLC, ADMA Biologics, Inc., Biotest AG and Biotest US Corporation (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 23, 2017).
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 12, 2017).
3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 7, 2016).
4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Current Report on Form 8-K/A, filed with the SEC on March 29, 2012).
4.2	Warrant Agreement, dated December 21, 2012, issued by the Company to Hercules Technology Growth Capital, Inc. (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1, filed with the SEC on February 11, 2013).
4.3	Form of Warrant Agreement, dated May 13, 2016, issued by the Company to Oxford Finance LLC (incorporated herein by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2016).
4.4	Warrant to Purchase Stock, dated October 10, 2017, issued by the Company to Marathon Healthcare Finance Fund, L.P. (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 11, 2017).
4.5	Warrant to Purchase Stock, dated February 11, 2019, issued by the Company to Perceptive Credit Holdings II, LP (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 12, 2019).
4.6	Note, dated February 11, 2019, issued by the Company to Perceptive Credit Holdings II, LP (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 12, 2019).
10.1†	2007 Employee Stock Option Plan, as amended by Amendment No. 3 (incorporated herein by reference to Exhibit A to the Information Statement on Schedule 14C, filed with the SEC on October 29, 2012).
10.2†	Amended and Restated ADMA Biologics, Inc. 2014 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, filed with the SEC on August 18, 2017).
10.3†	Amended and Restated Employment Agreement, dated January 29, 2019, by and between ADMA Biologics, Inc. and Adam Grossman (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 29, 2019).
10.4†	Amended and Restated Employment Agreement, dated January 29, 2019, by and between ADMA Biologics, Inc. and Brian Lenz (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on January 29, 2019).
10.5†	Amended and Restated Employment Agreement, dated January 29, 2019, by and between ADMA Biologics, Inc. and James Mond, M.D., Ph.D. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 29, 2019).
10.6+	Plasma Purchase Agreement, dated as of November 17, 2011, by and between Biotest Pharmaceuticals Corporation and ADMA Biologics, Inc., as amended by First Amendment to Plasma Purchase Agreement, dated as of December 1, 2011, by and between Biotest Pharmaceuticals Corporation and ADMA Biologics, Inc. (incorporated herein by reference to Exhibit 10.9 to Amendment No. 3 to the Company’s Current Report on Form 8-K/A, filed with the SEC on June 22, 2012).
10.6.1+	Second Amendment to Plasma Purchase Agreement, dated as of December 18, 2015, by and between Biotest Pharmaceuticals Corporation and ADMA Biologics, Inc. (incorporated herein by reference to Exhibit 10.3.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 23, 2016).

10.6.2	Third Amendment to Plasma Purchase Agreement, dated as of April 8, 2016, by and between Biotest Pharmaceuticals Corporation and ADMA Biologics, Inc. (incorporated herein by reference to Exhibit 10.3.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2016).
10.6.3	Fourth Amendment to Plasma Purchase Agreement, dated as of June 6, 2017, by and between Biotest Pharmaceuticals Corporation and ADMA Biologics, Inc. (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2017).
10.6.4+

Fifth Amendment to Plasma Purchase Agreement, dated as of January 1, 2019, by and between Grifols Worldwide Operations Limited (as successor-in-interest to Biotest Pharmaceuticals Corporation) and ADMA Biologics, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-K, filed with the SEC on January 2, 2019).

10.7+	Plasma Supply Agreement, dated as of June 6, 2017, by and between ADMA BioManufacturing, LLC and Biotest Pharmaceuticals Corporation (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2017).
10.7.1+

Amendment #1 to the Plasma Supply Agreement, dated as of July 19, 2018, by and between Biotest Pharmaceuticals Corporation and ADMA BioManufacturing, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2018).

10.8+	Plasma Purchase Agreement, dated as of June 6, 2017, by and between ADMA BioManufacturing, LLC and Biotest Pharmaceuticals Corporation (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2017).
10.8.1+

Amendment to Plasma Purchase Agreement, dated as of July 19, 2018, by and between Biotest Pharmaceuticals Corporation and ADMA BioManufacturing, LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2018).

10.9	Amended and Restated Agreement for Services, effective as of January 1, 2016, as amended, by and between ADMA Biologics, LLC and Areth LLC (incorporated herein by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 12, 2016).
10.10	Lease, effective as of February 17, 2017, by and between Home Center Properties, LLC and ADMA Bio Centers Georgia Inc. (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 24, 2017).
10.11	Purchase Agreement, dated as of June 6, 2017, by and among the Company, Biotest Pharmaceuticals Corporation and ADMA Bio Centers Georgia, Inc. (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2017).
10.12	Agreement to Transfer Land, dated as of July 20, 2018, by and among Biotest Real Estate Corp., Biotest AG, Biotest Pharmaceuticals Corporation, ADMA BioManufacturing, LLC and the Company (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 24, 2018).
10.13	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed with the SEC on February 13, 2012).
10.14	Subordinated Loan Agreement, dated as of June 6, 2017, by and among the Company, ADMA BioManufacturing, LLC and Biotest Pharmaceuticals Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 12, 2017).
10.15	Assignment and Assumption Agreement (ADMA Loan), dated as of July 20, 2018, by and among Biotest AG, Biotest Pharmaceuticals Corporation, ADMA BioManufacturing, LLC and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 24, 2018).

10.16

Credit Agreement and Guaranty, dated as of February 11, 2019, by and among the Company, ADMA Plasma Biologics, Inc., ADMA Bio Centers Georgia Inc., ADMA BioManufacturing, LLC, and Perceptive Credit Holdings II, LP. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 12, 2019).

10.17

Security Agreement, dated as of February 11, 2019, by and among the Company, ADMA Plasma Biologics, Inc., ADMA Bio Centers Georgia Inc., ADMA BioManufacturing, LLC, and Perceptive Credit Holdings II, LP. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 12, 2019).

10.18+	License Agreement, effective as of December 31, 2012, by and between ADMA Biologics, Inc. and Biotest AG (incorporated herein by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1, filed with the SEC on February 11, 2013).
10.18.1	First Amendment to License Agreement, dated as of June 6, 2017, by and between the Company and Biotest AG (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2017).
10.19+	Manufacturing Agreement, dated as of September 30, 2011, by and between ADMA BioManufacturing, LLC (as successor-in-interest to Biotest Pharmaceuticals Corporation) and Sanofi Pasteur S.A. (incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2018).
10.19.1+	Amendment #2 to the Manufacturing Agreement, effective as of August 1, 2016, by and between ADMA BioManufacturing, LLC (as successor-in-interest to Biotest Pharmaceuticals Corporation) and Sanofi Pasteur S.A. (incorporated herein by reference to Exhibit 10.24.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2018).
10.19.2+	Amendment #3 to the Manufacturing Agreement, effective as of December 21, 2017, by and between ADMA BioManufacturing, LLC and Sanofi Pasteur S.A. (incorporated herein by reference to Exhibit 10.24.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2018).
10.20	Stockholders Agreement, dated as of June 6, 2017, by and between the Company and Biotest Pharmaceuticals Corporation (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 12, 2017).
10.21+	Transition Services Agreement, dated as of June 6, 2017, by and between ADMA BioManufacturing, LLC and Biotest Pharmaceuticals Corporation (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2017).
10.22++	Transition Services Agreement, dated as of January 1, 2019, by and between the Company and Biotest Pharmaceuticals Corporation.
10.23	Share Transfer, Amendment and Release Agreement, dated as of May 14, 2018, by and among the Company, ADMA BioManufacturing, LLC, ADMA Bio Centers Georgia Inc., Biotest Pharmaceuticals Corporation, Biotest AG, The Biotest Divestiture Trust and Biotest US Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2018).
21.1*	Subsidiaries of the Company.
23.1*	Consent of CohnReznick LLP.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from ADMA Biologics, Inc. Form 10-K for the year ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the years ended December 31, 2018 and 2017 (iii) Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the years ended December 31, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017 and (v) Notes to Consolidated Financial Statements.

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