Form 10-Q
period 2019-06-30
ADMA BIOLOGICS, INC.
filed 2019-08-08
CIK 1368514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 6, 2019, there were 59,317,806 shares of the issuer’s common stock outstanding.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

This Quarterly Report on Form 10-Q includes our trademarks, trade names and service marks, such as “ASCENIV™,” “Nabi-HB®” and “BIVIGAM®,” which are protected under applicable intellectual property laws and are the property of ADMA Biologics, Inc., or its subsidiaries. Solely for convenience, trademarks, trade names and service marks referred to in this report may appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

i

Special Note Regarding Forward-Looking Statements

Some of the information in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. These statements include, among others, statements about:

•	our ability to resume the manufacturing of BIVIGAM on a commercial scale and commercialize this product as a result of the approval of the Prior Approval Supplement for BIVIGAM by the U.S. Food and Drug Administration (the “FDA”) on May 9, 2019;

•	our ability to manufacture ASCENIV on a commercial scale and commercialize this product as a result of the approval of the approval by the FDA on April 1, 2019;

•	our plans to develop, manufacture, market, launch and expand our own commercial infrastructure and commercialize our current and future products and the success of such efforts;

•	the safety, efficacy and expected timing of and our ability to obtain and maintain regulatory approvals for our current products and product candidates, and the labeling or nature of any such approvals;

•	the achievement of or expected timing, progress and results of clinical development, clinical trials and potential regulatory approvals;

•	our dependence upon our third-party customers and vendors and their compliance with applicable regulatory requirements;

•	our ability to obtain adequate quantities of FDA-approved plasma with proper specifications;

•	our plans to increase our supplies of plasma;

•	the potential indications for our products and product candidates;

•	potential investigational new product applications;

•	the acceptability of any of our products, including Nabi-HB, BIVIGAM and ASCENIV, for any purpose by physicians, patients or payers;
•	Federal, state and local regulatory and business review processes and timing by such governmental and regulatory agencies of our business and regulatory submissions;
•	concurrence by the FDA with our conclusions and the satisfaction by us of its guidance;

•	the comparability of results of our immune globulin products to other comparably run Intravenous Immune Globulin clinical trials;

•	the potential for ASCENIV and BIVIGAM to provide meaningful clinical improvement for patients living with Primary Immune Deficiency Disease or other immune deficiencies;

•	our ability to market and promote Nabi-HB in a highly competitive environment with increasing competition from other antiviral therapies and to generate meaningful revenues from this product;

•	our intellectual property position and the defense thereof, including our expectations regarding the scope of patent protection with respect to ASCENIV or other future pipeline product candidates;

•	our manufacturing capabilities, third-party contractor capabilities and strategy;

•	our plans relating to manufacturing, supply and other collaborative agreements;

ii

•	our estimates regarding expenses, capital requirements and the need for and availability of additional financing;

•	possible or likely reimbursement levels for our currently marketed products;

•	estimates regarding market size, projected growth and sales of our existing products as well as our expectations of market acceptance of ASCENIV;

•	future economic conditions or performance; and

•	expectations for future capital requirements.

These statements may be found under the “Risk Factors“ and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Quarterly Report on Form 10-Q. Forward-looking statements may be identified by the use of terms such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative thereof or other variations thereof or comparable terminology. Our actual results could differ materially from those contained in the forward-looking statements due to the factors described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Any forward-looking statement included or incorporated by reference in this Quarterly Report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions related to our operations, results of operations, industry and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the dates such statements are made.

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

iii

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
ASSETS	(Unaudited)	(Note 2)
Current assets:
Cash and cash equivalents	$73,615,909	$22,754,852
Accounts receivable, net	5,086,663	1,392,441
Inventories	23,589,750	18,616,169
Prepaid expenses and other current assets	1,596,671	1,766,163
Total current assets	103,888,993	44,529,625
Property and equipment, net	29,444,489	30,115,730
Intangible assets, net	3,581,943	4,004,412
Goodwill	3,529,509	3,529,509
Assets to be transferred under purchase agreement	—	1,153,508
Restricted cash	—	4,000,000
Deposits and other assets	2,829,186	1,543,737
TOTAL ASSETS	$143,274,120	$88,876,521

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,788,144	$5,900,394
Accrued expenses and other current liabilities	2,974,476	3,551,835
Current portion of deferred revenue	142,834	142,834
Current portion of lease obligations	223,114	29,983
Total current liabilities	10,128,568	9,625,046
Senior notes payable, net of discount	67,468,637	26,440,830
End of term liability, notes payable	—	2,760,000
Deferred revenue, net of current portion	2,332,949	2,404,365
Subordinated note payable, net of discount	14,890,711	14,874,184
Obligation to transfer assets under purchase agreement	—	12,621,844
Lease obligations, net of current portion	1,414,976	119,080
Other non-current liabilities	132,418	260,734
TOTAL LIABILITIES	96,368,259	69,106,083

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock - voting, $0.0001 par value, 75,000,000 shares
authorized, 59,317,806 and 46,353,068 shares issued and outstanding	5,932	4,635
Additional paid-in capital	289,616,994	236,203,041
Accumulated deficit	(242,717,065)	(216,437,238)
TOTAL STOCKHOLDERS' EQUITY	46,905,861	19,770,438
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$143,274,120	$88,876,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

REVENUES:
Product revenue	$6,525,233	$4,620,841	$10,018,114	$8,627,139
License revenue	35,709	35,709	71,417	71,417
Total Revenues	6,560,942	4,656,550	10,089,531	8,698,556

OPERATING EXPENSES:
Cost of product revenue (exclusive of amortization expense shown below)	10,491,236	9,645,662	19,896,415	21,888,410
Research and development	516,986	1,040,427	1,387,621	2,005,998
Plasma center operating expenses	594,113	1,738,128	1,248,599	3,571,902
Amortization of intangible assets	211,234	211,234	422,469	422,469
Selling, general and administrative	6,086,047	5,438,480	11,681,517	10,759,661
Total operating expenses	17,899,616	18,073,931	34,636,621	38,648,440

LOSS FROM OPERATIONS	(11,338,674)	(13,417,381)	(24,547,090)	(29,949,884)

OTHER INCOME (EXPENSE):
Interest and other income	209,808	33,070	337,207	59,616
Interest expense	(2,072,578)	(1,359,188)	(3,613,085)	(2,682,340)
Loss on extinguishment of debt	—	—	(9,962,495)	—
Gain on transfer of plasma center assets	—	—	11,527,421	—
Other (expense) income	(10,428)	(4,332)	(21,785)	2,635
Other expense, net	(1,873,198)	(1,330,450)	(1,732,737)	(2,620,089)

NET LOSS	$(13,211,872)	$(14,747,831)	$(26,279,827)	$(32,569,973)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.25)	$(0.35)	$(0.53)	$(0.74)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	52,206,204	42,712,168	49,295,805	44,007,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(Unaudited)

For the Three and Six Months Ended June 30, 2019

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2018	46,353,068	$4,635	$236,203,041	$(216,437,238)	$19,770,438
Stock-based compensation	—	—	637,263	—	637,263
Warrants issued in connection with note payable	—	—	2,699,208	—	2,699,208
Net loss				(13,067,955)	(13,067,955)
Balance at March 31, 2019	46,353,068	4,635	239,539,512	(229,505,193)	10,038,954
Exercise of stock options	27,238	3	75,045	—	75,048
Issuance of common stock, net of offering expenses	12,937,500	1,294	48,395,794	—	48,397,088
Warrants issued in connection with note payable	—	—	879,907	—	879,907
Stock-based compensation	—	—	726,736	—	726,736
Net loss	—	—	—	(13,211,872)	(13,211,872)
Balance at June 30, 2019	59,317,806	5,932	289,616,994	(242,717,065)	46,905,861

For the Three and Six Months Ended June 30, 2018

	Common Stock				Additional		Total
	Voting		Non-Voting		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2017	36,725,499	$3,673	8,591,160	$859	$191,022,018	$(150,693,793)	$40,332,757
Stock-based compensation	—	—	—	—	514,784	—	514,784
Stock options exercised	585	—	—	—	—	—	—
Net loss	—	—	—	—	—	(17,822,142)	(17,822,142)
Balance - March 31, 2018	36,726,084	3,673	8,591,160	859	191,536,802	(168,515,935)	23,025,399
Issuance of common stock, net of offering expenses	9,623,430	962	—	—	42,945,149	—	42,946,111
Stock-based compensation	—	—	—	—	535,391	—	535,391
Retirement of non-voting common stock	—	—	(8,591,160)	(859)	859	—	—
Net loss	—	—	—	—	—	(14,747,831)	(14,747,831)
Balance - June 30, 2018	46,349,514	4,635	—	—	235,018,201	(183,263,766)	51,759,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,279,827)	$(32,569,973)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	1,611,422	1,675,439
Loss on disposal of property and equipment	8,788	2,459
Stock-based compensation	1,363,999	1,050,175
Gain on transfer of plasma assets	(11,527,421)	—
Amortization of debt discount	340,481	525,135
Loss on extinguishment of debt	9,962,495	—
Amortization of license revenue	(71,417)	(71,417)
Changes in operating assets and liabilities:
Accounts receivable	(3,694,222)	82,960
Inventories	(5,175,148)	381,213
Prepaid expenses and other current assets	163,747	(380,626)
Deposits and other assets	118,832	(23,365)
Accounts payable	887,753	(2,819,792)
Accrued expenses	(529,589)	554,885
Other current and non-current liabilities	(91,029)	250,754
Net cash used in operating activities	(32,911,136)	(31,342,153)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(245,675)	(1,046,375)
Net cash used in investing activities	(245,675)	(1,046,375)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(30,000,000)	—
Payment of end of term fee	(2,760,000)	—
Payment of debt refinancing fees	(6,499,867)	—
Proceeds from issuance of common stock, net of offering expenses	48,397,088	42,946,111
Proceeds from the exercise of stock options	75,048	—
Proceeds from issuance of note payable	72,500,000	—
Payment of debt issuance costs	(1,679,661)	—
Payments on finance lease obligations	(14,740)	(2,329)
Payments of leasehold improvement loan	—	(8,853)
Net cash provided by financing activities	80,017,868	42,934,929

Net increase in cash and cash equivalents	46,861,057	10,546,401
Cash and cash equivalents, including restricted cash - beginning of period	26,754,852	48,607,574
Cash and cash equivalents, including restricted cash - end of period	$73,615,909	$59,153,975

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS

ADMA Biologics, Inc. (“ADMA” or the “Company”) is a vertically integrated commercial biopharmaceutical and specialty immunoglobulin company that manufactures, markets and develops specialty plasma-derived biologics for the treatment of immune deficiencies and the prevention and treatment of certain infectious diseases. The Company’s targeted patient populations include immune-compromised individuals who suffer from an underlying immune deficiency disorder or who may be immune-suppressed for medical reasons. ADMA operates through its wholly-owned subsidiaries ADMA BioManufacturing, LLC (“ADMA BioManufacturing”) and ADMA Bio Centers Georgia Inc. (“ADMA Bio Centers”). ADMA BioManufacturing was formed in January 2017 to facilitate the acquisition of the Biotest Therapy Business Unit (“BTBU”) from Biotest Pharmaceuticals Corporation (“BPC”) as more fully described below. BTBU had been the Company’s third-party manufacturer for its then-lead pipeline product candidate, ASCENIV, previously referred to as “RI-002.” ADMA Bio Centers is the Company’s source plasma collection business with a plasma collection facility located in Kennesaw, GA, which holds an approved license with the U.S. Food and Drug Administration (the “FDA”). Effective January 1, 2019, in connection with the Biotest Transaction defined below, the Company transferred its FDA-approved Norcross, GA and Marietta, GA plasma collection facilities to BPC (see Note 11).

On June 6, 2017, ADMA completed the acquisition of certain assets (the “Biotest Assets”) of BTBU, which included two FDA-licensed products, Nabi-HB (Hepatitis B Immune Globulin, Human) and BIVIGAM (Immune Globulin Intravenous, Human), and an FDA-licensed plasma fractionation manufacturing facility located in Boca Raton, FL (the “Boca Facility”) (the “Biotest Transaction”). In addition to Nabi-HB and BIVIGAM, the Company provides contract manufacturing services for certain clients and expects to generate revenues from the sale of intermediate by-products which result from the immunoglobulin production process. Immediately following the closing of the Biotest Transaction, the Biotest Assets were contributed into ADMA BioManufacturing.

On April 1, 2019, the FDA approved the Company’s Biologics License Application (“BLA”) for ASCENIV (Immune Globulin Intravenous, Human – slra 10% Liquid), formerly referred to as RI-002. ASCENIV is an Intravenous Immune Globulin (“IVIG”) drug product for the treatment of Primary Humoral Immunodeficiency Disease (“PIDD” or “PI”) in adults and adolescents (12 to 17 years of age). The Company anticipates having the product available for commercial launch during the second half of 2019.

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

BIVIGAM is an intravenous immune globulin indicated for the treatment of PI. BPC had originally received FDA approval for BIVIGAM on December 19, 2012, prior to the acquisition of BTBU, and product sales commenced in the first quarter of 2013. BIVIGAM had been under FDA review for the Prior Approval Supplement (the “PAS”) that the Company submitted to the FDA in June 2018 to amend BIVIGAM’s FDA-approved BLA. On May 9, 2019, the FDA approved the PAS, and the Company expects to relaunch and commercialize this product in the U.S. during the second half of 2019.

The anticipated launch of ASCENIV and relaunch of BIVIGAM are dependent upon several factors beyond the Company’s control, including but not limited to, the timing of certain FDA decisions, production slots available with the Company’s contract fill/finish provider, approvals that may need to be obtained for product labeling as well as other commercial requirements and regulatory factors.

As of June 30, 2019, the Company had working capital of $93.8 million, including $73.6 million of cash and cash equivalents. Based upon the Company’s current projected revenue and expenditures, including capital expenditures and continued implementation of the Company’s commercialization and expansion activities, as well as certain other assumptions, the Company’s management currently believes that its cash, cash equivalents, projected revenue and accounts receivable, along with the additional $12.5 million it is able to access under its senior credit facility, will be sufficient to fund ADMA’s operations, as currently conducted, into the fourth quarter of 2020. In order to have sufficient cash to fund its operations thereafter and to continue as a going concern, the Company will need to raise additional capital during the fourth quarter of 2020. These estimates may change based upon the success of our commercial manufacturing ramp-up activities, the acceptability of BIVIGAM and ASCENIV by physicians, patients or payers and the various financing options that may be available to the Company. Other than the $12.5 million commitment currently available under its senior credit facility (see Note 6) the Company currently has no firm commitments for additional financing, and there can be no assurances that the Company will be able to secure additional financing on terms that are acceptable to the Company, or at all. Furthermore, if the Company’s assumptions underlying its estimated expenses and revenues are incorrect, it may have to raise additional capital sooner than currently anticipated.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Due to numerous risks and uncertainties associated with FDA approvals related to the Company’s products, ongoing remediation, compliance requirements and capacity expansion efforts at the Company’s Boca Facility and potential future commercialization of the Company’s products and product candidates, the Company is unable to estimate with certainty the amounts of increased capital outlays and operating expenditures required to fund its development activities. The Company’s current estimates may be subject to change as circumstances regarding its business requirements evolve. Failure to secure any necessary financing in a timely manner and on commercially reasonable terms could have a material adverse effect on the Company’s business plan and financial performance and it could be forced to delay or discontinue its product development, clinical trial or commercialization activities, delay or discontinue the approval efforts for any of the Company’s potential products or potentially cease operations. The Company has reported cumulative losses since inception in June 2004 through June 30, 2019 of $242.7 million. Management believes that the Company will continue to incur net losses and negative net cash flows from operating activities to fund its operations and meet its obligations on a timely basis through the foreseeable future. As such, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts and the classification of liabilities that might be necessary from the outcome of this uncertainty.

The Company may decide to raise capital through public or private equity offerings or debt financings, or obtain a bank credit facility or enter into corporate collaboration and licensing arrangements. The sale of additional equity or debt securities, if convertible, could result in dilution to the Company’s stockholders and, in such event, the value and potential future market price of its common stock may decline. The incurrence of additional indebtedness would result in increased fixed obligations and could also result in covenants that would restrict the Company’s operations or other financing alternatives. In addition, the Company is exploring additional contract manufacturing arrangements and other business development opportunities, which may provide additional liquidity to the Company.

In February 2019, the Company refinanced its senior debt (see Note 6) whereby the Company received net proceeds of approximately $4.2 million, and an additional $4.0 million, which was reflected as restricted cash in the accompanying consolidated balance sheet at December 31, 2018, was released by the Company’s then-senior creditor to the Company. On May 3, 2019, the Company received the additional $27.5 million that was available to the Company under its senior credit facility and amended the facility to increase the total amount available under the facility by an additional $12.5 million (see Note 6). On May 21, 2019, the Company closed on an underwritten public offering of its common stock and received net proceeds of $48.4 million (see Note 7).

There can be no assurance that the Company’s approved products will be commercially viable, or that research and development will be successfully completed or that any product will be approved. The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with FDA and other governmental regulations and approval requirements.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 13, 2019. The accompanying consolidated balance sheet as of December 31, 2018 was derived from the audited financial statements for the year ended December 31, 2018. These condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X, and therefore omit or condense certain footnotes and other information normally included in consolidated interim financial statements prepared in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2019, its results of operations for the three months and six months ended June 30, 2019 and 2018, its changes in equity and cash flows for the six months ended June 30, 2019 and 2018.

During the three and six months ended June 30, 2019 and 2018, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying condensed consolidated statements of operations. In addition, certain prior year balances have been reclassified to conform to the current presentation. Specifically, for the three and six months ended June 30, 2018, approximately $0.4 million and $0.7 million was reclassified from research and development expenses to selling, general and administrative expenses in the accompanying consolidated statements of operations. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

Use of estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the realizable value of accounts receivable, valuation of inventory, assumptions used in the fair value of awards granted under the Company’s equity incentive plans and warrants issued in connection with the issuance of notes payable and the valuation allowance for the Company’s deferred tax assets.

Fair value of financial instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents and accounts payable, are shown at cost which approximates fair value due to the short-term nature of these instruments. The debt outstanding under the Company’s senior secured term loan (see Note 6) approximates fair value due to the variable interest rate on this debt. With respect to the subordinated note payable in the amount of $15.0 million as of June 30, 2019 and December 31, 2018, which is held by Biotest AG (“Biotest”), a principal stockholder of the Company at the time the note was issued, and was issued concurrent with an acquisition transaction with an affiliate of such stockholder (see Note 6), the Company has concluded that an estimation of fair value for this note is not practicable.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounts receivable

Accounts receivable is reported at realizable value, net of allowances for contractual credits and doubtful accounts, which are recognized in the period the related revenue is recorded. At June 30, 2019, two customers accounted for an aggregate of 83% of the Company’s total accounts receivable, and at December 31, 2018, three customers accounted for approximately 95% of the Company’s total accounts receivable.

Inventories

Inventories, including plasma intended for resale and plasma intended for internal use in the Company’s manufacturing, future anticipated commercialization activities and research and development are carried at the lower of cost or net realizable value determined by the first-in, first-out method.  Although the Company expects that BIVIGAM and ASCENIV inventory manufactured prior to their respective BLA approvals on May 9, 2019 and April 1, 2019, respectively, will ultimately be available for commercial sale, due to prior uncertainties surrounding the timing of these FDA approvals, all costs related to the production of BIVIGAM and ASCENIV that were incurred prior to their respective approval dates have been charged to cost of product revenue in the accompanying consolidated statements of operations. These costs amounted to $0 and $0.3 million for the three months ended June 30, 2019 and 2018, respectively, and $0.6 million and $4.0 million for the six months ended June 30, 2019 and 2018, respectively.

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired by the Company. Goodwill at June 30, 2019 and December 31, 2018 was $3.5 million. All of the Company’s goodwill is attributable to its ADMA BioManufacturing business segment.

Goodwill is not amortized, but is assessed for impairment on an annual basis or more frequently if impairment indicators exist. The Company has the option to perform a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill and other intangible assets. If the Company concludes that this is the case, then it must perform a goodwill impairment test by comparing the fair value of the reporting unit to its carrying value. An impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The Company performs its annual goodwill impairment test as of October 1 of each year, and the Company did not record any impairment charges related to goodwill for the six months ended June 30, 2019 and 2018.

Impairment of long-lived assets

The Company assesses the recoverability of its long-lived assets, which include property and equipment and definite-lived intangible assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s carrying value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the six months ended June 30, 2019 and 2018, the Company determined that there was no impairment of its long-lived assets.

Revenue recognition

Revenues for the three and six months ended June 30, 2019 and 2018 are comprised of (i) revenues from the sale of Nabi-HB, (ii) product revenues from the sale of human plasma collected from the Company’s Plasma Collection Centers business segment; and (iii) license and other revenues primarily attributable to the out-licensing of ASCENIV to Biotest to market and sell this product in Europe and selected countries in North Africa and the Middle East. Biotest has provided the Company with certain services and financial payments in accordance with the related Biotest license agreement and is obligated to pay the Company certain amounts in the future if certain milestones are achieved. Deferred revenue is recognized over the term of the Biotest license. Deferred revenue is amortized into income for a period of approximately 22 years, the term of the Biotest license agreement. Deferred revenue of approximately $2.5 million as of June 30, 2019 and December 31, 2018 is related to this agreement. Revenues for the three and six months ended June 30, 2019 also include contract manufacturing revenue.

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

Product revenues from the sale of human plasma collected at the Company’s plasma collection centers are recognized at the time control of the product has been transferred to the customer, which generally occurs at the time of shipment. Product revenues are recognized at the time of delivery to the customer if the Company retains control of the product during shipment.

For the six months ended June 30, 2019, three customers represented an aggregate of 84% of the Company’s consolidated revenues. For the six months ended June 30, 2018, three customers represented an aggregate of 90% of the Company’s consolidated revenues, with BPC representing 55% of the Company’s consolidated revenues and the other two customers representing an aggregate of 35% of the Company’s consolidated revenues.

Cost of product revenue

Cost of product revenue includes expenses related to process development as well as scientific and technical operations when these operations are attributable to marketed products. When the activities of these operations are attributable to new products in development, the expenses are classified as research and development expenses.

Expenses associated with remediating certain compliance issues at the Boca Facility for the six months ended June 30, 2019 and 2018 were approximately $0.2 million and $1.3 million, respectively, and are reflected in cost of product revenue in the accompanying consolidated statements of operations.

Loss per common share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share is calculated by dividing net loss attributable to common stockholders, as adjusted for the effect of dilutive securities, if any, by the weighted average number of shares of common stock and dilutive common stock outstanding during the period. Potentially dilutive common stock includes the shares of common stock issuable upon the exercise of outstanding stock options and warrants, using the treasury stock method. Potentially dilutive common stock is excluded from the diluted loss per common share computation to the extent that it would be anti-dilutive. As a result, no potentially dilutive securities are included in the computation of any of the accompanying diluted loss per share amounts as the Company reported a net loss for all periods presented. For the six months ended June 30, 2019 and 2018, the following securities were excluded from the calculation of diluted loss per common share because of their anti-dilutive effects:

	For the Six Months Ended June 30,
	2019	2018
Stock options	5,624,603	4,251,465
Warrants	2,138,160	528,160
	7,762,763	4,779,625

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

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2019 and December 31, 2018, and during the six months ended June 30, 2019 and 2018, the Company recognized no adjustments for uncertain tax positions.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2016-02 requires modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company adopted ASU 2016-02 on January 1, 2019 using the option to recognize the cumulative-effect adjustment, if any, as of the date of application, which was also January 1, 2019. The Company recognized right-to-use assets of $1.4 million and corresponding lease liabilities of approximately $1.6 million at the date of adoption (see Note 12). The Company also elected the “package of practical expedients,” which permits the Company to not reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. In addition, the Company elected the short-term lease recognition exemption for all leases that qualify, including the agreement under which the Company occupies certain office space as discussed in Note 8.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815)” (“ASU 2017-11”). ASU 2017-11 changed the classification analysis of certain equity-linked financial instruments (or embedded features within such instruments) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) will no longer be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with ASC 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. In addition, convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features in ASC 470-20, “Debt—Debt with Conversion and Other Options.” ASU 2017-11 became effective for the Company on January 1, 2019, and this update did not have a significant impact on the Company’s consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	INVENTORIES

The following table provides the components of inventories:

	June 30, 2019	December 31, 2018

Raw materials	$15,904,618	$14,019,668
Work-in-process	4,668,266	—
Finished goods	3,016,866	4,596,501
Total inventories	$23,589,750	$18,616,169

Raw materials includes plasma and other materials expected to be used in the production of ASCENIV and BIVIGAM, as there are alternative uses for these materials that provide a probable future benefit or will be consumed in the production of goods expected to be available for sale. All other activities and materials associated with the production of inventories used in research and development activities are expensed as incurred.

Work-in-process inventory at June 30, 2019 consists of $2.1 million of ASCENIV, $1.0 million of BIVIGAM and $1.5 million of Nabi-HB. Finished goods inventory at June 30, 2019 is comprised of $1.5 million of Nabi-HB, $0.9 million of product manufactured under a contract manufacturing agreement, $0.4 million of plasma collected at the Company’s plasma collection center and $0.2 million of intermediates. Finished goods inventory at December 31, 2018 is comprised of $2.3 million of Nabi-HB, $1.2 million of product manufactured under a contract manufacturing agreement and $1.1 million of plasma collected at the Company’s plasma collection centers.

4.	INTANGIBLE ASSETS

Intangible assets at June 30, 2019 and December 31, 2018 consist of the following:

	June 30, 2019			December 31, 2018
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Trademark and other intangible rights related to Nabi-HB	$4,100,046	$1,220,251	$2,879,795	$4,100,046	$927,391	$3,172,655
Rights to intermediates	907,421	270,066	637,355	907,421	205,250	702,171
Customer contract	1,076,557	1,011,764	64,793	1,076,557	946,971	129,586
	$6,084,024	$2,502,081	$3,581,943	$6,084,024	$2,079,612	$4,004,412

All of the Company’s intangible assets were acquired in the Biotest Transaction. Amortization expense related to these intangible assets for the six months ended June 30, 2019 and 2018 was $0.4 million. Estimated aggregate future aggregate amortization expense for the next five years is expected to be as follows:

Remainder of 2019	$422,469
2020	715,352
2021	715,352
2022	715,352
2023	715,352

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation are summarized as follows:

	June 30, 2019	December 31, 2018
Manufacturing and laboratory equipment	$8,367,061	$8,233,203
Office equipment and computer software	1,606,177	1,608,994
Furniture and fixtures	849,088	1,163,552
Construction in process	1,217,849	845,538
Leasehold improvements	1,673,084	1,660,709
Land	4,339,441	4,339,441
Buildings and building improvements	16,063,049	15,685,325
	34,115,749	33,536,762
Less: Accumulated depreciation	(4,671,260)	(3,421,032)
Total property and equipment, net	$29,444,489	$30,115,730

Fixed assets are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the asset’s estimated useful life. Land is not depreciated. The buildings were assigned a useful life of 30 years. Property and equipment other than land and buildings have useful lives ranging from three to 10 years. Leasehold improvements are amortized over the lesser of the lease term or their estimated useful lives.

The Company recorded depreciation expense on property and equipment for the three and six months ended June 30, 2019 of $0.6 million and $1.2 million, respectively. Depreciation expense for the three and six months ended June 30, 2018 was $0.6 million and $1.3 million, respectively, which includes $0.1 million and $0.2 million, respectively, of depreciation on the plasma assets that were transferred to Biotest on January 1, 2019 (see Notes 1 and 11).

6.	DEBT

Senior Notes Payable

A summary of outstanding senior notes payable is as follows:

	June 30, 2019	December 31, 2018

Notes payable:	$72,500,000	$30,000,000
Less:
Debt discount	(5,031,363)	(3,559,170)
Senior notes payable	$67,468,637	$26,440,830

On February 11, 2019 (the “Perceptive Closing Date”), the Company and all of its subsidiaries entered into a Credit Agreement and Guaranty (the “Perceptive Credit Agreement”) with Perceptive Credit Holdings II, LP, as the lender and administrative agent (“Perceptive”). The Perceptive Credit Agreement, as amended, provides for a senior secured term loan facility in a principal amount of up to $85.0 million (the “Perceptive Credit Facility”), comprised of (i) a term loan made on the Perceptive Closing Date in the principal amount of $45.0 million, as evidenced by the Company’s issuance of a promissory note (the “Perceptive Tranche I Note”) in favor of Perceptive on the Perceptive Closing Date (the “Perceptive Tranche I Loan”), (ii) a term loan in the principal amount of up to $27.5 million (the “Perceptive Tranche II Loan”) evidenced by the Company’s issuance of a promissory note (the “Perceptive Tranche II Note”) in favor of Perceptive on May 3, 2019; and (iii) a term loan in the principal amount of up to $12.5 million (the “Perceptive Tranche III Loan”, and together with the Perceptive Tranche I Loan and the Perceptive Tranche II Loan, the “Perceptive Loans”) to be drawn-down at the Company’s sole option. The Perceptive Tranche III Loan is the result of an amendment to the Perceptive Credit Agreement (the “Perceptive Amendment”) that the Company and Perceptive entered into on May 3, 2019, and the Perceptive Tranche III Loan became available to the Company upon the approval of the PAS on May 9, 2019. The Perceptive Credit Facility has a maturity date of March 1, 2022 (the “Maturity Date”), subject to acceleration pursuant to the Perceptive Credit Agreement, including upon an Event of Default (as defined in the Perceptive Credit Agreement).

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On the Perceptive Closing Date, the Company used $30.0 million of the Perceptive Tranche I Loan to terminate and pay in full all of the outstanding obligations under its previously existing credit agreement with Marathon Healthcare Finance Fund, L.P. (“Marathon”) (the “Marathon Credit Facility”). The Company also used proceeds from the Perceptive Tranche I Loan to: (i) pay a deferred facility fee to Marathon in the amount of $2.8 million, (ii) pay a prepayment penalty to Marathon in the amount of $6.5 million, (iii) pay outstanding accrued interest to Marathon in the amount of $0.7 million, and (iv) pay certain fees and expenses incurred in connection with the Perceptive Credit Facility of approximately $1.5 million. In addition, Marathon released $4.0 million of cash to the Company that was held in a debt service reserve account per the terms of the Marathon Credit Facility, which was reflected as restricted cash in the accompanying consolidated balance sheet as of December 31, 2018. In connection with the Perceptive Amendment, the Company paid an additional facility fee to Perceptive in the amount of $0.1 million on May 3, 2019.

As a result of the Company’s entering into the Perceptive Credit Agreement and terminating the Marathon Credit Facility, the Company recognized a loss on the extinguishment of debt in the amount of approximately $10.0 million, comprised of the $6.5 million prepayment penalty and the write-off of unamortized debt discount related to the Marathon Credit Facility in the amount of $3.5 million.

Borrowings under the Perceptive Credit Agreement bear interest at a rate per annum equal to 7.5% plus the greater of (i) one-month LIBOR and (ii) 3.5%; provided, however, that upon, and during the continuance of, an Event of Default, the interest rate will automatically increase by an additional 400 basis points. Accrued interest is payable to Perceptive on the last day of each month during the term of the Perceptive Credit Facility. The rate of interest in effect as of the Perceptive Closing Date and at June 30, 2019 was 11.0%.

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

All of the Company’s obligations under the Perceptive Credit Agreement are secured by a first-priority lien and security interest in substantially all of the Company’s tangible and intangible assets, including intellectual property and all of the equity interests in the Company’s subsidiaries. The Perceptive Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The negative covenants restrict or limit the ability of the Company and its subsidiaries to, among other things and subject to certain exceptions contained in the Perceptive Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to the Company’s or subsidiaries’ business activities; make certain Investments or Restricted Payments (each as defined in the Perceptive Credit Agreement); change its fiscal year; pay dividends; repay other certain indebtedness; engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that have the impact of restricting the Company’s ability to make loan repayments under the Perceptive Credit Agreement. In addition, the Company must (i) at all times prior to the Maturity Date maintain a minimum cash balance of $3.0 million; and (ii) as of the last day of each fiscal quarter commencing with the fiscal quarter ending June 30, 2019, report revenues for the trailing 12-month period that exceed the amounts set forth in the Perceptive Credit Agreement, which range from $7.0 million for the fiscal quarter ending June 30, 2019 to $55.0 million for the fiscal quarter ending December 31, 2021. At June 30, 2019, the Company was in compliance with all of the covenants contained in the Perceptive Credit Agreement.

As consideration for the Perceptive Credit Agreement, the Company issued to Perceptive a warrant to purchase 1,360,000 shares of the Company’s common stock (the “Perceptive Warrant”) on the Perceptive Closing Date. The Perceptive Warrant has an exercise price equal to $3.28 per share, which is equal to the trailing 10-day volume weighted average price (“VWAP”) of the Company’s common stock on the business day immediately prior to the Perceptive Closing Date multiplied by 1.15. The Perceptive Warrant was valued by the Company at $2.7 million as of the Perceptive Closing Date and has an expiration date of February 11, 2029. In connection with the Perceptive Amendment, the Company issued an additional warrant (the “Perceptive Tranche III Warrant” and, together with the Perceptive Warrant, the “Perceptive Warrants”) to purchase 250,000 shares of the Company’s common stock to Perceptive with an exercise price equal to $4.64 per share, which represents the trailing 10-day VWAP of the Company’s common stock as of May 2, 2019. The Perceptive Tranche III Warrant was valued by the Company at $0.9 million and has an expiration date of May 3, 2029. Perceptive has represented to the Company, among other things, that it was an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act) and the Company issued the Perceptive Warrants in reliance upon an exemption from registration contained in Section 4(2) under the Securities Act. The Perceptive Warrants and the shares of common stock issuable thereunder may not be offered, sold, pledged or otherwise transferred in the U.S. absent registration or an applicable exemption from the registration requirements under the Securities Act.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As a result of the fees paid to Perceptive and the value of the Perceptive Warrants, the Company recognized an aggregate discount on the Perceptive Tranche I Note and Perceptive Tranche II Note in the amount of $5.3 million.  The Company records debt discount as a reduction to the face amount of the debt, and the debt discount is amortized as interest expense over the life of the debt using the interest method. Based on the fair value of the Perceptive Warrants and the aggregate amount of fees and expenses associated with obtaining the Perceptive Credit Facility, the effective interest rate on the Perceptive Loans as of May 3, 2019 was approximately 13.9%.

Subordinated Note Payable

A summary of the outstanding subordinated note payable is as follows:

	June 30, 2019	December 31, 2018
Subordinated note payable to Biotest	$15,000,000	$15,000,000
Less:
Debt discount	(109,289)	(125,816)
Subordinated note payable	$14,890,711	$14,874,184

In connection with the acquisition of the Biotest Assets (see Note 1), ADMA BioManufacturing issued a subordinated note payable to BPC and in connection therewith received cash proceeds of $15.0 million. This note has since been assigned from BPC to Biotest. The note bears interest at a rate of 6.0% per annum and matures on June 6, 2022. The Company is obligated to make semi-annual interest payments, with all principal and unpaid interest due at maturity. The note is subordinate to all amounts outstanding under the Perceptive Credit Agreement. In the event of default, all principal and unpaid interest is due on demand. The subordinated note also contains several non-financial covenants with which the Company was in compliance as of June 30, 2019.

7.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is currently authorized to issue up to 10 million shares of preferred stock, $0.0001, par value per share. There were no shares of preferred stock outstanding at June 30, 2019 and December 31, 2018.

Common Stock

As of June 30, 2019 and December 31, 2018, the Company was authorized to issue 75,000,000 shares of its common stock, $0.0001 par value per share, and 59,317,806 and 46,353,068 shares of common stock were outstanding as of June 30, 2019 and December 31, 2018, respectively. After giving effect to shares reserved for the issuance of warrants and stock options, as of June 30, 2019, there were 7,919,431 shares of common stock available for issuance. On May 21, 2019, the Company issued 12,937,500 shares of its common stock in an underwritten public offering for gross proceeds of approximately $51.8 million. After deducting underwriters’ commissions and other expenses associated with the offering, the Company received net proceeds of $48.4 million.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

On the Perceptive Closing Date, the Company issued the Perceptive Warrant, whereby Perceptive may purchase an aggregate of 1,360,000 shares of common stock at an exercise price of $3.28 per share. The Perceptive Warrant became exercisable on the Perceptive Closing Date, and was valued at $2.7 million. The Perceptive Warrant was valued using the Black-Scholes option-pricing model assuming an expected term of 10 years, a volatility of 61.2%, a dividend yield of 0% and a risk-free interest rate of 2.65%.

On May 3, 2019, the Company issued the Perceptive Tranche III Warrant, whereby Perceptive may purchase an aggregate of 250,000 shares of common stock at an exercise price of $4.64 per share. The Perceptive Tranche III was exercisable on the date of issuance and was valued at $0.9 million. The Perceptive Tranche III Warrant was valued using the Black-Scholes option-pricing model assuming an expected term of 10 years, a volatility of 62.3%, a dividend yield of 0% and a risk-free interest rate of 2.54%. At June 30, 2019, the Company had outstanding warrants to purchase an aggregate of 2,138,160 shares of common stock, with a weighted average exercise price of $3.81 per share and expiration dates ranging between June 2022 and May 2029.

Equity Incentive Plans

The fair value of stock options granted under the Company’s 2007 Employee Stock Option Plan (the “2007 Plan”) and the ADMA Biologics, Inc. 2014 Omnibus Incentive Compensation Plan, as amended and restated (the “2014 Plan”), was determined on the date of grant using the Black-Scholes option valuation model. The Black-Scholes model was developed for use in estimating the fair value of publicly traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of certain subjective assumptions including the expected stock price volatility. The stock options granted to employees and directors have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. The following assumptions were used to determine the fair value of options granted during the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018

Expected term	5.8 - 6.3 years	5.8-6.3 years
Volatility	54.2-62.3%	54-57%
Dividend yield	0.0	0.0
Risk-free interest rate	1.80-2.92%	2.40-2.59%

During the six months ended June 30, 2019 and 2018, the Company granted options to purchase an aggregate of 1,429,100 and 1,002,900 shares of common stock, respectively, to its directors, employees and certain third party service providers.

The weighted average remaining contractual life of stock options outstanding and expected to vest at June 30, 2019 is 7.6 years. The weighted average remaining contractual life of stock options exercisable at June 30, 2019 is 6.3 years.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s option activity under the 2007 Plan and 2014 Plan and related information is as follows:

	Shares	Weighted Average Exercise Price
Balance at December 31, 2018	4,342,231	$5.16
Forfeited	(113,667)	$4.04
Expired	(5,823)	$5.54
Granted	1,429,100	$3.47
Exercised	(27,238)	$2.76
Balance at June 30, 2019	5,624,603	$4.76

Options exercisable	2,824,929	$5.78

During the six months ended June 30, 2019, 27,238 options were exercised, and the Company received cash proceeds of $0.1 million.

Stock-based compensation expense for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Research and development	$89,543	$83,339	$176,066	$161,644
Plasma centers	13,213	7,760	24,753	14,846
Selling, general and administrative	569,349	406,193	1,067,820	801,050
Cost of product revenue	54,631	38,099	95,360	72,635
Total stock-based compensation expense	$726,736	$535,391	$1,363,999	$1,050,175

As of June 30, 2019, the Company had $5.6 million of unrecognized compensation expense related to options granted under the Company’s equity incentive plans, which is expected to be recognized over a weighted-average period of 2.7 years.

8.	RELATED PARTY TRANSACTIONS

The Company leases an office building and equipment from Areth, LLC (“Areth”) pursuant to an agreement for services effective as of January 1, 2016, as amended from time to time. Effective October 1, 2017, monthly rent on this facility was reduced to $10,000. On September 27, 2018, the agreement was amended to extend the term of the agreement through September 30, 2019. Rent expense for the three months ended June 30, 2019 and 2018 amounted to $30,000, and rent expense for the six months June 30, 2019 and 2018 amounted to $60,000, and includes fees for the use of such office space and for other information technology, general warehousing and administrative services. Areth is a company controlled by Dr. Jerrold B. Grossman, the Company’s Vice Chairman, and Adam S. Grossman, the Company’s President and Chief Executive Officer. The Company also reimburses Areth for office and building related (common area) expenses, equipment and certain other operational expenses, which were not material to the consolidated financial statements for the three and six months ended June 30, 2019 and 2018.

See Note 6 for a discussion of the Company’s credit facility and related transactions with Perceptive, a holder of greater than 10% of the Company’s common stock.

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

Vendor and Licensor Commitments

Pursuant to the terms of a plasma purchase agreement with BPC dated as of November 17, 2011 (the “2011 Plasma Purchase Agreement”), the Company agreed to purchase from BPC an annual minimum volume of source plasma containing antibodies to RSV to be used in the manufacture of ASCENIV. The Company must purchase a to-be-determined and agreed upon annual minimum volume from BPC, but may also collect high-titer RSV plasma from up to five wholly-owned ADMA plasma collection facilities.  During 2015, the Company and BPC amended the 2011 Plasma Purchase Agreement to allow the Company the ability to collect its raw material RSV high-titer plasma from other third-party collection organizations, thus allowing the Company to expand its reach for raw material supply as it approaches commercialization for ASCENIV. Unless terminated earlier, the 2011 Plasma Purchase Agreement expires in June 2027, after which it may be renewed for two additional five-year periods if agreed to by the parties. As part of the closing of the Biotest Transaction, the parties amended the 2011 Plasma Purchase Agreement to extend the initial term through the ten year anniversary of the closing date of the Biotest Transaction. On December 10, 2018, BPC assigned its rights and obligations under the 2011 Plasma Purchase Agreement to Grifols Worldwide Operations Limited (“Grifols”) as its successor-in-interest, effective January 1, 2019. On January 1, 2019, Grifols and the Company entered into an additional amendment to the 2011 Plasma Purchase Agreement for the purchase of source plasma containing antibodies to RSV from Grifols. Pursuant to this amendment, until January 1, 2022, the Company may purchase RSV plasma from Grifols from the two plasma collection centers that were transferred to BPC on January 1, 2019 at a price equal to cost plus five percent (5%) (without any additional increase due to inflation).

On June 6, 2017, the Company and BPC entered into a Plasma Supply Agreement pursuant to which BPC supplies, on an exclusive basis subject to certain exceptions, to ADMA BioManufacturing an annual minimum volume of hyperimmune plasma that contain antibodies to the hepatitis B virus for the manufacture of Nabi-HB. The Plasma Supply Agreement has a 10-year term. On July 19, 2018, the Company and BPC entered into an amendment to the Plasma Supply Agreement to provide, among other things, that in the event BPC elects not to supply in excess of ADMA BioManufacturing’s specified amount of Hepatitis B plasma and ADMA BioManufacturing is unable to secure Hepatitis B plasma from a third party at a price that is within a low double digit percentage of the price that ADMA BioManufacturing pays to BPC, then BPC shall reimburse ADMA BioManufacturing for the difference in price ADMA BioManufacturing incurs. On December 10, 2018, BPC assigned its rights and obligations under the Plasma Supply Agreement to Grifols, effective January 1, 2019.

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company purchases substantially all of its raw material plasma from Grifols. For the six months ended June 30, 2019, plasma purchases from Grifols totaled approximately $5.0 million, representing approximately 67% of our total inventory purchases. For the six months ended June 30, 2018, plasma purchases from BPC totaled $0.8 million, or approximately 49% of our total inventory purchases.

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

Other commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of June 30, 2019. The Company does not anticipate recognizing any significant losses relating to these arrangements.

10.	SEGMENTS

The Company is engaged in the manufacture, marketing and development of specialty plasma-derived biologics. The Company’s ADMA BioManufacturing segment reflects the Company’s immune globulin manufacturing and development operations in Boca Raton, FL, acquired on June 6, 2017 (see Note 1). The Plasma Collection Centers segment consists of one and three FDA-licensed source plasma collection facilities located in Georgia for the six months ended June 30, 2019 and 2018, respectively. The Corporate segment includes general and administrative overhead expenses. The Company defines its segments as those business units whose operating results are regularly reviewed by the chief operating decision maker (“CODM”) to analyze performance and allocate resources. The Company’s CODM is its President and Chief Executive Officer. Summarized financial information concerning reportable segments is shown in the following tables:

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended June 30, 2019
	ADMA BioManufacturing	Plasma Collection Centers	Corporate	Consolidated

Revenues	$4,002,445	$2,522,788	$35,709	$6,560,942

Cost of product revenue	8,170,381	2,320,855	—	10,491,236

Loss from operations	(8,671,783)	(392,181)	(2,274,710)	(11,338,674)

Interest and other expense, net	(246,603)	(59)	(1,626,536)	(1,873,198)

Net loss	(8,918,386)	(392,240)	(3,901,246)	(13,211,872)

Depreciation and amortization	688,848	113,958	3,287	806,093

Total assets	67,236,416	3,835,999	72,201,705	143,274,120

Three Months Ended June 30, 2018
	ADMA BioManufacturing	Plasma Collection Centers	Corporate	Consolidated

Revenues	$2,144,724	$2,476,117	$35,709	$4,656,550

Cost of product revenue	7,965,681	1,679,981	—	9,645,662

Loss from operations	(9,918,243)	(941,993)	(2,557,145)	(13,417,381)

Interest and other expense, net	(237,161)	(436)	(1,092,853)	(1,330,450)

Net loss	(10,155,404)	(942,429)	(3,649,998)	(14,747,831)

Depreciation and amortization	639,300	200,598	6,001	845,899

Total assets	54,297,915	5,438,645	58,015,432	117,751,992

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2019
	ADMA BioManufacturing	Plasma Collection Centers	Corporate	Consolidated

Revenues	$5,346,428	$4,671,686	$71,417	$10,089,531

Cost of product revenue	16,110,727	3,785,688	—	19,896,415

Loss from operations	(19,292,591)	(362,601)	(4,891,898)	(24,547,090)

Interest and other (expense) income, net	(416,216)	13,560	(2,895,007)	(3,297,663)

Gain on transfer of plasma center assets	—	11,527,421	—	11,527,421

Loss on extinguishment of debt	—	—	(9,962,495)	(9,962,495)

Net (loss) income	(19,708,807)	11,178,380	(17,749,400)	(26,279,827)

Depreciation and amortization	1,376,240	228,199	6,983	1,611,422

Capital expenditures	224,440	21,235	—	245,675

Six Months Ended June 30, 2018
	ADMA BioManufacturing	Plasma Collection Centers	Corporate	Consolidated

Revenues	$3,810,967	$4,816,172	$71,417	$8,698,556

Cost of product revenue	18,663,323	3,225,087	—	21,888,410

Loss from operations	(22,642,709)	(1,980,817)	(5,326,358)	(29,949,884)

Interest and other expense, net	(477,214)	(871)	(2,142,004)	(2,620,089)

Net loss	(23,119,923)	(1,981,688)	(7,468,362)	(32,569,973)

Depreciation and amortization	1,271,131	389,512	14,796	1,675,439

Capital expenditures	591,665	454,710	—	1,046,375

11.	TRANSFER OF PLASMA CENTER ASSETS

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

The Company determines if an arrangement is an operating lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. All other leases are recorded on the balance sheet with assets representing the right to use the underlying asset for the lease term and lease liabilities representing the obligation to make lease payments arising from the lease. Right-to-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of the lease payments is determined using the Company’s incremental borrowing rate as of the date of application of ASU 2016-02, or the lease commencement date. For the lease liabilities recognized upon the application of ASU 2016-02, the Company used a discount rate of 13% to determine the present value of its lease obligations. The Company’s operating lease expense is recognized on a straight-line basis over the lease term and is reflected in Plasma center operating expenses and Selling, general and administrative expenses. Aggregate rent expense and cash paid for the Company’s operating leases for the three and six months ended June 30, 2019 was $0.1 million and $0.2 million, respectively.

In connection with the adoption of ASU 2016-02 on January 1, 2019 (see Note 2), the Company recognized right to use assets of $1.4 million and lease liabilities of approximately $1.6 million. The right-to-use assets are reflected in Deposits and other assets in the accompanying consolidated balance sheet as of June 30, 2019. Including a finance lease the Company entered into in June 2018, the Company has aggregate lease liabilities of $1.6 million as of June 30, 2019, which are comprised primarily of the lease for the Company’s plasma collection center in Kennesaw, GA and an administrative office lease in Roswell, GA related to the Company’s ADMA Bio Centers subsidiary. The Company’s operating leases have a weighted average remaining term of 6.4 years. Scheduled payments under the Company’s lease obligations are as follows:

Remainder of 2019	$206,290
Year ended December 31, 2020	407,792
2021	385,887
2022	382,287
2023	360,197
Thereafter	606,912
Total payments	2,349,365
Less: imputed interest	(711,275)
Balance at June 30, 2019	$1,638,090

13.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information for the six months ended June 30, 2019 and 2018 is as follows:

	2019	2018
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$3,574,304	$2,145,005
Noncash Financing and Investing Activities:
Equipment acquired reflected in accounts payable and accrued liabilities	$290,389	$183,233
Equipment acquired through finance lease	$—	$165,644
Warrants issued in connection with notes payable	$3,579,115	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We currently have three products with United States Food and Drug Administration (the “FDA”) approvals: Nabi-HB (Hepatitis B Immune Globulin, Human), which is currently marketed and commercially available and is indicated for the treatment of acute exposure to blood containing Hepatitis B surface antigen (“HBsAg”), and other listed exposures to Hepatitis B; ASCENIV (Immune Globulin Intravenous, Human – slra 10% Liquid), previously referred to as RI-002, an Intravenous Immune Globulin (“IVIG”) product for the treatment of Primary Humoral Immunodeficiency Disease (“PIDD” or “PI”), for which we received FDA approval on April 1, 2019 and anticipate having this product available for commercial launch in the second half of 2019; and BIVIGAM (Immune Globulin Intravenous, Human), for which we submitted a Prior Approval Supplement (the “PAS”) to the FDA to amend the approved Biologics License Application (“BLA”) to allow for the commercial re-launch of the product, which is indicated for the treatment of primary humoral immunodeficiency. The PAS was approved on May 9, 2019, and the relaunch of BIVIGAM is anticipated to commence in the second half of 2019. We seek to develop a pipeline of plasma-derived therapeutics, including a product based on our most recently approved patent application under U.S. Patent No. 10,259,865 related to methods of treatment and prevention of S. pneumonia infection for an immunoglobulin manufactured to contain standardized antibodies to numerous serotypes of S. pneumonia. Our products and product candidates are intended to be used by physician specialists focused on caring for immune-compromised patients with or at risk for certain infectious diseases.

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

On June 6, 2017, we completed the acquisition of certain assets (the “Biotest Assets”) of the Therapy Business Unit (“BTBU”) of BPC, which included two FDA-licensed products, Nabi-HB and BIVIGAM, and an FDA-licensed plasma fractionation facility located in Boca Raton, FL (the “Boca Facility”) (the “Biotest Transaction”). Prior to the closing of the Biotest Transaction, BTBU was our third-party manufacturer for ASCENIV, our then-lead pipeline product candidate previously referred to as “RI-002.” In addition to the manufacture and sale of Nabi-HB, ASCENIV and BIVIGAM, we also provide contract manufacturing services for certain historical clients, including the potential sale of intermediate by-products.

Upon the completion of the Biotest Transaction, we gained control over the regulatory, quality, general operations and drug substance manufacturing process at the Boca Facility. In April 2018, the FDA inspected the Boca Facility and in July 2018 our FDA status with respect to the Boca Facility improved from Official Action Indicated to Voluntary Action Indicated, and we determined that this inspection of the Boca Facility was successfully closed out. During the second quarter of 2019, we received FDA approval of the respective submissions for both ASCENIV and BIVIGAM, and the transfer of the BIVIGAM and Nabi-HB licenses from BPC to us was completed on July 2, 2019.

Our Products

ASCENIV (formerly referred to as RI-002)

ASCENIV is a plasma-derived, polyclonal, IVIG. ASCENIV is manufactured under a U.S. Department of Health and Human Services License No. 2019 using a process known as fractionation, using our unique, patented plasma donor screening methodology and tailored plasma pooling design, which blends normal source plasma and plasma from donors tested to have high levels of neutralizing titers to Respiratory Syncytial Virus (“RSV”) using our proprietary microneutralization assay. ASCENIV contains naturally occurring polyclonal antibodies, and is indicated for the treatment of PIDD in adults and adolescents (12 to 17 years of age). Polyclonal antibodies are proteins that are used by the body's immune system to neutralize microbes, such as bacteria and viruses and prevent against infection and disease. ASCENIV is approved for the treatment of PIDD, having completed a pivotal Phase III clinical trial among fifty-nine patients treated for twelve months during the pivotal investigation and met the primary endpoint of no Serious Bacterial Infections reported. Secondary efficacy endpoints further demonstrated the benefits of ASCENIV in the low incidence of infection, therapeutic antibiotic use, days missed from work/school/daycare and unscheduled medical visits and hospitalizations. We anticipate the commercial launch of ASCENIV during the second half of 2019. We believe this FDA approval better positions ADMA to further its mission to evaluate ASCENIV in immune-compromised patients infected with or at-risk for RSV infection. We look forward to working with the FDA and the immunology and infectious disease community on developing a clinical investigation to evaluate the use of ASCENIV in this patient population in the near future.

BIVIGAM

BIVIGAM is an intravenous immune globulin indicated for the treatment of PI. This includes, but is not limited to, the humoral immune defect in common variable immunodeficiency, X-linked agammaglobulinemia, congenital agammaglobulinemia, Wiskott-Aldrich syndrome and severe combined immunodeficiency. These primary immunodeficiencies (“PIs”) are a group of genetic disorders. Initially thought to be very rare, it has been estimated that as many as one in every 1,200 people in the United States has some form of PI. BIVIGAM contains a broad range of antibodies similar to those found in normal human plasma. These antibodies are directed against bacteria and viruses, and help to protect PI patients against serious infections. BIVIGAM is a purified, sterile, ready-to-use preparation of concentrated human Immunoglobulin G antibodies.

BPC had originally received FDA approval for BIVIGAM on December 19, 2012, prior to our acquisition of BTBU, and product sales commenced in the first quarter of 2013. On May 9, 2019, the FDA approved the PAS for the use of our IVIG manufacturing process, thereby enabling us to relaunch and commercialize this product in the United States. We resumed production of BIVIGAM during the fourth quarter of 2017 after the closing of the Biotest Transaction and commercial production is ongoing, using our FDA-approved IVIG manufacturing process, with the commercial launch and first commercial sales expected to occur in the second half of 2019.

Nabi-HB

Nabi-HB is a hyperimmune globulin that is rich in antibodies to the Hepatitis B virus. Nabi-HB is a purified human polyclonal antibody product collected from plasma donors who have been previously vaccinated with a Hepatitis B vaccine. Nabi-HB is indicated for the treatment of acute exposure to blood containing HBsAg, prenatal exposure of infants born to HBsAg-positive mothers, sexual exposure to HBsAg-positive persons and household exposure to persons with acute Hepatitis B virus infection in specific, listed settings. Hepatitis B is a potentially life-threatening liver infection caused by the Hepatitis B virus. It is a major global health problem. It can cause chronic infection and puts people at high risk of death from cirrhosis and liver cancer. Nabi-HB has a well-documented record of long-term safety and effectiveness since its initial market introduction. FDA approval for Nabi-HB was received on March 24, 1999. Biotest acquired Nabi-HB from Nabi Biopharmaceuticals in 2007. Production of Nabi-HB at the Boca Facility has continued under our leadership since the third quarter of 2017. In early 2018, we received authorization from the FDA for the release of our first commercial batch of Nabi-HB for commercial distribution in the U.S.

RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate these estimates and assumptions, including those described below. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates. Significant estimates include the realizable value of accounts receivable, valuation of inventory, assumptions used in the fair value of awards granted under our equity incentive plans and warrants issued in connection with the issuance of notes payable and the valuation allowance for our deferred tax assets.

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

Revenue Recognition

Revenues for the three and six months ended June 30, 2019 are comprised of (i) revenues from Nabi-HB, (ii) product revenues from the sale of human plasma collected from our plasma collection centers business segment, (iii) contract manufacturing revenue and; and (iv) license and other revenues primarily attributable to the out-licensing of ASCENIV to Biotest AG (“Biotest”) to market and sell this product in Europe and selected countries in North Africa and the Middle East. Biotest has provided us with certain services and financial payments in accordance with the related Biotest license agreement and is obligated to pay us certain amounts in the future if certain milestones are achieved. Deferred revenue is amortized into income for a period of approximately 22 years from December 31, 2012, the term of the Biotest license agreement.

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

For the six months ended June 30, 2019, three customers represented an aggregate of 84% of our consolidated revenues, with Biolife Plasma Services, L.P. (“Biolife”), Sanofi Pasteur S.A. (“Sanofi”) and AmerisourceBergen representing 46%, 24% and 14%, respectively, of our consolidated revenues. For the six months ended June 30, 2018, three customers represented an aggregate of 90% of the Company’s consolidated revenues, with BPC representing 55%, Amerisource Bergen representing 21% and McKesson Corporation representing 14% of the Company’s consolidated revenues. Our supply contract to sell normal source plasma to BPC expired on December 31, 2018 and was not renewed.

Accounts Receivable

Accounts receivable are reported at realizable value, net of allowances for contractual credits and doubtful accounts, which are recognized in the period the related revenue is recorded. At June 30, 2019, two customers represented an aggregate of 83% of our total accounts receivable, with Sanofi and Biolife representing approximately 45%, and 38%, respectively, of our consolidated accounts receivable. At December 31, 2018, BPC, AmerisourceBergen and Cardinal Health accounted for 59%, 23% and 12%, respectively, of our consolidated accounts receivable.

Cost of Product Revenue

Cost of product revenue includes expenses related to process development as well as scientific and technical operations when these operations are attributable to marketed products. When the activities of these operations are attributable to new products in development, the expenses are classified as research and development expenses. Expenses associated with remediating the issues identified at the Boca Facility by the FDA prior to the closing of the Biotest Transaction for the six months ended June 30, 2019 and 2018 of approximately $0.2 million and $1.3 million, respectively, are expensed as incurred and are reflected in cost of product revenue.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the grantee’s requisite vesting period on a straight-line basis. For the purpose of valuing stock options granted to our employees, directors and officers and certain third party service providers, we use the Black-Scholes option pricing model. We granted options to purchase an aggregate of 1,429,100 and 1,002,900 shares of common stock, $0.0001 par value per share (“Common Stock”) during the six months ended June 30, 2019 and 2018, respectively. To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of the grant with a term consistent with the expected term of our awards. The expected term of the options granted is in accordance with Staff Accounting Bulletins 107 and 110, and is based on the average between vesting terms and contractual terms. The expected dividend yield reflects our current and expected future policy for dividends on our Common Stock. The expected stock price volatility for our stock options was calculated by examining the historical volatility of our Common Stock since our Common Stock became publicly traded in the fourth quarter of 2013.

Research and Development Expenses

Our research and development (“R&D”) costs consist of clinical research organization costs, costs related to clinical trials, post-marketing commitment studies for BIVIGAM, wages, benefits and stock-based compensation for employees directly related to R&D activities and, prior to April 1, 2019, assay development and testing, storage and transportation costs for high-titer plasma used in the manufacture of ASCENIV. All R&D costs are expensed as incurred.

Impairment of Long-Lived Assets

We assess the recoverability of our long-lived assets, which include property and equipment and definite-lived intangible assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the six months ended June 30, 2019 and 2018, we determined that there was no impairment of our long-lived assets.

Goodwill is not amortized, but is assessed for impairment on an annual basis or more frequently if impairment indicators exist. We have the option to perform a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill and other intangible assets. If we were to conclude that this is the case, then we must perform a goodwill impairment test by comparing the fair value of the reporting unit to its carrying value. An impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value, with the impairment loss recognized not to exceed the total amount of goodwill allocated to that reporting unit. We did not recognize any impairment charges related to goodwill for the six months ended June 30, 2019 and 2018.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2016-02 requires modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We adopted ASU 2016-02 on January 1, 2019 using the option to recognize the cumulative-effect adjustment, if any, as of the date of application, which was also January 1, 2019. As a result, there will be no restatement of comparative periods. We recognized right-to-use assets of $1.4 million and corresponding lease liabilities of approximately $1.6 million at the date of adoption (see Note 12 to the consolidated financial statements). The right-to-use assets are reflected in Deposits and other assets in the accompanying consolidated balance sheet as of June 30, 2019. We also elected the “package of practical expedients”, which permits us to not reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. In addition, we elected the short-term lease recognition exemption for all leases that qualify.

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

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

The following table presents a summary of the changes in our results of operations for the three months ended June 30, 2019, our second fiscal quarter, compared to the three months ended June 30, 2018:

	Three Months Ended June 30,
	2019	2018	Increase (Decrease)
Revenues	$6,560,942	$4,656,550	$1,904,392
Cost of product revenue (exclusive of amortization expense shown below)	10,491,236	9,645,662	845,574
Gross loss	(3,930,294)	(4,989,112)	1,058,818
Research and development expenses	516,986	1,040,427	(523,441)
Plasma center operating expenses	594,113	1,738,128	(1,144,015)
Amortization of intangibles	211,234	211,234	—
Selling, general and administrative expenses	6,086,047	5,438,480	647,567
Loss from operations	(11,338,674)	(13,417,381)	2,078,707
Interest expense	(2,072,578)	(1,359,188)	(713,390)
Interest and other income, net	199,380	28,738	170,642
Net loss	$(13,211,872)	$(14,747,831)	$1,535,959

Revenues

We recorded total revenues of $6.6 million during the three months ended June 30, 2019, as compared to $4.7 million during the three months ended June 30, 2018, an increase of $1.9 million, or approximately 41%. The increase is mainly due to $2.4 million of contract manufacturing revenue in the second quarter of 2019, with no corresponding amount in the second quarter of 2018, partially offset by a $0.5 million decrease in Nabi-HB revenues related to the timing of shipment requests from a key customer. The contract manufacturing revenue is related to an agreement we assumed from BPC as part of the Biotest Transaction. While we expect to generate additional revenue under this contract in the second half of 2019, this contract is set to expire at the end of 2019.

Cost of Product Revenue

Cost of product revenue was $10.5 million for the three months ended June 30, 2019, as compared to $9.6 million for the three months ended June 30, 2018, an increase of approximately $0.8 million. The second quarter of 2019 includes cost of product revenue for contract manufacturing of $1.2, partially offset by lower facilities remediation costs of $0.4 million.

Research and Development Expenses

R&D expenses totaled $0.5 million for the three months ended June 30, 2019, as compared to $1.0 million for the three months ended June 30, 2018. As a result of the approval of ASCENIV by the FDA on April 1, 2019, we no longer charge the testing, storage and transportation costs for high-titer plasma used in the manufacture of ASCENIV to R&D expense, but instead reflect those costs as part of the cost of the raw material plasma.

Plasma Center Operating Expenses

Plasma center operating expenses were $0.6 million for the three months ended June 30, 2019, as compared to $1.7 million for the three months ended June 30, 2018. Plasma center operating expenses consist of certain general and administrative plasma center costs, including rent, maintenance, utilities, compensation and benefits for center and administrative staff, advertising and promotion expenses and computer software fees related to donor collections. The decrease in plasma center operating expenses is attributable to the transfer of two of our plasma collection centers to BPC on January 1, 2019.

Amortization of Intangibles

Amortization expense pertains to the amortization of intangible assets acquired in the Biotest Transaction, and was $0.2 million for the three months ended June 30, 2019 and 2018.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $6.1 million for the three months ended June 30, 2019, an increase of $0.6 million from the three months ended June 30, 2018. The increase was primarily due to $0.5 million of increased employee-related costs, including stock-based compensation expense, and an increase in marketing expenses associated with the BIVIGAM and ASCENIV product launches of approximately $0.2 million.

Loss from Operations

Our operating loss was $11.3 million for the second quarter of 2019, as compared to $13.4 million for the second quarter of 2018. The $2.1 million decrease in operating loss was mainly due to the gross profit related to contract manufacturing revenue in 2019 and to the decreases in plasma center operating expenses and R&D expenses, partially offset by higher SG&A expenses.

Interest Expense

Interest expense was $2.1 million for the three months ended June 30, 2019, as compared to $1.4 million for the three months ended June 30, 2018. In February of 2019, we refinanced our senior debt, resulting in an increase in the outstanding principal balance from $30 million to $45 million (see “Liquidity and Capital Resources”), and in May of 2019 we borrowed an additional $27.5 million, resulting in higher interest expense for the period. These additional borrowings will also result in increased interest expense in future periods.

Net Loss

Our net loss was $13.2 million for the three months ended June 30, 2019, as compared to $14.7 million for the three months ended June 30, 2018. The reduction in net loss of $1.5 million was the result of the lower operating loss for the quarter, partially offset by higher interest expense.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

The following table presents a summary of the changes in our results of operations for the six months ended June 30, 2019 compared to the six months ended June 30, 2018:

	Six Months Ended June 30,
	2019	2018	Increase (Decrease)
Revenues	$10,089,531	$8,698,556	$1,390,975
Cost of product revenue (exclusive of amortization expense shown below)	19,896,415	21,888,410	(1,991,995)
Gross loss	(9,806,884)	(13,189,854)	3,382,970
Research and development expenses	1,387,621	2,005,998	(618,377)
Plasma center operating expenses	1,248,599	3,571,902	(2,323,303)
Amortization of intangibles	422,469	422,469	—
Selling, general and administrative expenses	11,681,517	10,759,661	921,856
Loss from operations	(24,547,090)	(29,949,884)	5,402,794
Interest expense	(3,613,085)	(2,682,340)	(930,745)
Loss on extinguishment of debt	(9,962,495)	—	(9,962,495)
Gain on transfer of plasma center assets	11,527,421	—	11,527,421
Interest and other income, net	315,422	62,251	253,171
Net loss	$(26,279,827)	$(32,569,973)	$6,290,146

Revenues

We recorded total revenues of $10.1 million during the six months ended June 30, 2019, as compared to $8.7 million during the six months ended June 30, 2018, an increase of $1.4 million, or approximately 16%. The increase is mainly due to $2.4 million of contract manufacturing revenue generated in the second quarter of 2019, with no corresponding amount in the second quarter of 2018, partially offset by a $0.9 million decrease in Nabi-HB revenues related to the timing of shipment requests from a key customer. The contract manufacturing revenue is related to an agreement we assumed from BPC as part of the Biotest Transaction. While we expect to generate additional revenue under this contract in the second half of 2019, this contract is set to expire at the end of 2019.

Cost of Product Revenue

Cost of product revenue was $19.9 million for the six months ended June 30, 2019, as compared to $21.9 million for the six months ended June 30, 2018, a decrease of approximately $2.0 million. During the first half of 2018, we produced three lots of ASCENIV and one lot of BIVIGAM which we charged to expense in the amount of $4.0 million as these products had yet to be approved by the FDA at the time the lots were produced, as compared to one lot of BIVIGAM charged to expense in 2019 in the amount of $0.6 million. In addition, facilities remediation costs decreased by $1.1 million in 2019 compared to 2018. These amounts were partially offset by an increase in underabsorbed manufacturing overhead in the amount of $1.4 million and cost of product revenue related to contract manufacturing in the amount of $1.2 million in 2019.

Research and Development Expenses

R&D expenses totaled $1.4 million for the six months ended June 30, 2019, as compared to $2.0 million for the six months ended June 30, 2018. As a result of the approval of testing, storage and transportation costs for high-titer plasma used in the manufacture of ASCENIV no longer being charged to R&D expense.

Plasma Center Operating Expenses

Plasma center operating expenses were $1.2 million for the six months ended June 30, 2019, as compared to $3.6 million for the six months ended June 30, 2018. The decrease in plasma center operating expenses is attributable to the transfer of two of our plasma collection centers to BPC on January 1, 2019.

Amortization of Intangibles

Amortization expense pertains to the amortization of intangible assets acquired in the Biotest Transaction, and was $0.4 million for the six months ended June 30, 2019 and 2018.

Selling, General and Administrative Expenses

SG&A expenses were $11.7 million for the six months ended June 30, 2019, an increase of $0.9 million from the six months ended June 30, 2018. The increase was primarily due to $0.6 million of increased employee-related costs, including stock-based compensation expense, and an increase in marketing expenses associated with the BIVIGAM and ASCENIV product launches of approximately $0.2 million.

Loss from Operations

Our operating loss was $24.5 million for the first six months of 2019, as compared to $29.9 million for the first six months of 2018. The decrease in operating loss was mainly due to the gross profit related to contract manufacturing revenue in 2019 and the decreases in cost of product revenue, as well as the decreases in plasma center operating expenses and R&D expenses, partially offset by higher SG&A expenses.

Interest Expense

Interest expense was $3.6 million for the six months ended June 30, 2019, as compared to $2.7 million for the six months ended June 30, 2018. In February of 2019, we refinanced our senior debt, resulting in an increase in the outstanding principal balance from $30 million to $45 million (see “Liquidity and Capital Resources”), and in May of 2019 we borrowed an additional $27.5 million, resulting in higher interest expense for the period. These additional borrowings will also result in increased interest expense in future periods.

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

Gain on Transfer of Plasma Center Assets

As part of the purchase price for the Biotest Assets, we agreed to transfer our Marietta, GA and Norcross, GA plasma collection centers to BPC effective January 1, 2019. We had estimated the combined fair value of the two facilities to be $12.6 million, and we recorded a liability in our financial statements for this amount as of the date of the Biotest Transaction. On January 1, 2019, the two plasma collection facilities were transferred to BPC and we recorded a gain on this transfer in the amount of $11.5 million, which reflects the derecognition of the obligation to transfer ownership of the two facilities net of the carrying value of the assets associated with these facilities, primarily property and equipment and inventory, in the amount of $1.1 million.

Net Loss

Our net loss was $26.3 million for the six months ended June 30, 2019, as compared to $32.6 million for the six months ended June 30, 2018. The reduction in net loss of $6.3 million was the result of the lower operating loss for the period and the gain on the transfer of plasma center assets, largely offset by the loss on extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2019, we had working capital of $93.8 million, including cash and cash equivalents of $73.6 million, and stockholders’ equity of $46.9 million, as compared to working capital of $34.9 million, including cash and cash equivalents of $22.8 million, and stockholders’ equity of $19.8 million as of December 31, 2018. We have had limited revenue from operations, incurred an accumulated deficit of $242.7 million since inception, had negative cash flows from operations of $32.9 million and $31.3 million for the six months ended June 30, 2019 and 2018, respectively, and had negative cash flows from operations of $62.7 million and $37.3 million for the years ended December 31, 2018 and 2017, respectively. We have funded our operations to date primarily from the sale of our equity and debt securities, acquisition proceeds from the Biotest Transaction and loans from our primary stockholders.

We expect to continue to spend substantial amounts on product development, quality assurance, regulatory affairs, procurement of raw material plasma, building additional plasma centers, commercial product launches, ramping up manufacturing and conducting clinical trials for our product candidates and purchasing clinical trial materials from our suppliers, some of which may be required by the FDA. Based upon our current projected revenue and expenditures, including capital expenditures and continued implementation of our commercialization and expansion activities, we currently believe that our cash, cash equivalents, projected revenue and accounts receivable, along with the additional $12.5 million we are able to access under our senior credit facility, will be sufficient to fund our operations, as currently conducted, into the fourth quarter of 2020. In order to have sufficient cash to fund our operations thereafter and to continue as a going concern, we will need to raise additional capital during the fourth quarter of 2020. These estimates may change based upon the success of our commercial manufacturing ramp-up activities, the acceptability of BIVIGAM and ASCENIV by physicians, patients or payers, and the various financing options that may be available to us. Other than the $12.5 million commitment currently available under our senior credit facility as discussed below, we currently have no firm commitments for additional financing, and there can be no assurances that we will be able to secure additional financing on terms that are acceptable to us, or at all. Furthermore, if our assumptions underlying our estimated expenses and revenues are incorrect, we may have to raise additional capital sooner than currently anticipated.

Our long-term liquidity depends upon our ability to raise additional capital, fund capacity expansion and commercial programs and achieve commercial status for our products and product candidates in order to generate sufficient revenues to cover our operating expenses and meet our obligations on a timely basis. We believe that we will continue to incur losses and negative cash flows from operating activities through the foreseeable future. Failure to secure any necessary financing in a timely manner and on commercially reasonable terms could have a material adverse effect on our business plan and financial performance and we could be forced to delay or discontinue our product development, clinical trial or commercialization activities, delay or discontinue the approval efforts for any of our product candidates, or potentially cease operations. In addition, we could also be forced to reduce or forgo sales and marketing efforts and forgo attractive business opportunities. Due to numerous risks and uncertainties associated with FDA approvals related to our products, ongoing remediation, compliance requirements and capacity expansion efforts at the Boca Facility and potential future commercialization of our products and product candidates, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures required to fund our commercialization and other development activities. Our current estimates may be subject to change as circumstances regarding our business requirements evolve. As such, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

We may decide to raise capital through public or private equity offerings or debt financings, or obtain a bank credit facility or enter into corporate collaboration and licensing arrangements. The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders and, in such event, the value and potential future market price of our common stock may decline. The incurrence of additional indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations or other financing alternatives. In addition, we are exploring additional contract manufacturing arrangements and other business development opportunities, which may provide additional liquidity to us.

On May 21, 2019, we issued 12,937,500 shares of our Common Stock in an underwritten public offering for gross proceeds of $51.75 million, before deducting underwriting discounts and commissions and other offering expenses payable by us. We expect to use the net proceeds of $48.4 million from the offering to (i) support the commercial launch of ASCENIV anticipated during the fourth quarter of 2019, (ii) for the commercial relaunch of BIVIGAM, (iii) to expand the manufacturing capacity of the Boca Facility, (iv) for the procurement of raw materials for the manufacturing of ASCENIV and BIVIGAM, (v) to expand our plasma collection facility network; and (vi) for general corporate purposes and other capital expenditures.

On February 11, 2019 (the “Perceptive Closing Date”), we and all of our subsidiaries entered into a Credit Agreement and Guaranty (the “Perceptive Credit Agreement”) with Perceptive Credit Holdings II, LP, as the lender and administrative agent (“Perceptive”). The Perceptive Credit Agreement provides for a senior secured term loan facility in a principal amount of up to $72.5 million (the “Perceptive Credit Facility”), comprised of (i) a term loan made on the Perceptive Closing Date in the principal amount of $45.0 million, as evidenced by our issuance of a promissory note (the “Perceptive Tranche I Note”) in favor of Perceptive on the Perceptive Closing Date (the “Perceptive Tranche I Loan”), and (ii) an additional term loan in the principal amount of up to $27.5 million, but no less than $10.0 million (the “Perceptive Tranche II Loan” and, together with the Perceptive Tranche I Loan, the “Initial Perceptive Loans”), which Perceptive Tranche II Loan was subject to the satisfaction of certain conditions. The Perceptive Credit Facility has a maturity date of March 1, 2022 (the “Perceptive Maturity Date”), subject to acceleration pursuant to the Perceptive Credit Agreement, including upon an Event of Default (as defined in the Perceptive Credit Agreement).

On the Perceptive Closing Date, we used $30.0 million of the Perceptive Tranche I Loan to terminate and pay in full all of the outstanding obligations under our previously existing credit agreement with Marathon Healthcare Finance Fund, L.P. (“Marathon”) (the “Marathon Credit Facility”) that we entered into in October 2017. We also used proceeds from the Perceptive Tranche I Loan to: (i) pay a deferred facility fee to Marathon of $2.8 million, (ii) pay a prepayment penalty to Marathon of $6.5 million, (iii) pay outstanding accrued interest to Marathon of $0.7 million and (iv) pay certain fees and expenses incurred in connection with the Perceptive Credit Facility of approximately $1.5 million. In addition, on the Perceptive Closing Date, Marathon released to us the $4.0 million of cash held in a debt service reserve account, per the terms of the Marathon Credit Facility.

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

Also on May 3, 2019, we and Perceptive entered into an amendment to the Perceptive Credit Agreement (the “Perceptive Amendment”) whereby Perceptive agreed to an additional commitment under the Perceptive Credit Facility in the principal amount of up to $12.5 million (the “Perceptive Tranche III Loan” and, together with the Initial Perceptive Loans, the “Perceptive Loans”). The Perceptive Tranche III Loan is subject to the satisfaction of certain conditions, including, but not limited to, FDA approval of the BIVIGAM PAS, which we received on May 9, 2019, and no Material Adverse Changes (as defined in the Perceptive Credit Agreement) having occurred since December 31, 2018; provided that the Perceptive Tranche III Loan would not be made later than March 31, 2020. The Perceptive Tranche III Loan has terms that are substantially identical to those of the Initial Perceptive Loans. The Perceptive Tranche III Loan required us to pay certain proceeds of the Perceptive Tranche II Loan to Perceptive on May 3, 2019 as a facility fee. In addition, we issued a warrant (the “Perceptive Tranche III Warrant” and, together with the Perceptive Warrant, the “Perceptive Warrants”) to purchase 250,000 shares of our Common Stock to Perceptive with an exercise price equal to $4.64 per share, which represents the trailing 10-day VWAP of our Common Stock as of May 2, 2019. The Perceptive Tranche III Warrant has an expiration date of May 3, 2029. The Perceptive Warrants were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act.

Borrowings under the Perceptive Credit Agreement bear interest at a rate per annum equal to 7.5% plus the greater of (i) one-month LIBOR and (ii) 3.5%; provided, however, that upon, and during the continuance of, an Event of Default, the interest rate will automatically increase by an additional 400 basis points. Under the terms of the Perceptive Credit Facility, we pay accrued interest to Perceptive on the last day of the month of approximately $0.7 million per month. The rate of interest in effect as of the Perceptive Closing Date and as of June 30, 2019 was 11.0%.

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

All of our obligations under the Perceptive Credit Agreement are secured by a first-priority lien and security interest in substantially all of our tangible and intangible assets, including intellectual property and all of the equity interests in our subsidiaries. The Perceptive Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The negative covenants restrict or limit our ability to, among other things and subject to certain exceptions contained in the Perceptive Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to our business activities; make certain Investments or Restricted Payments (each as defined in the Perceptive Credit Agreement); change our fiscal year; pay dividends; repay other certain indebtedness; engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that have the impact of restricting our ability to make loan repayments under the Perceptive Credit Agreement. In addition, we must (i) at all times prior to the Maturity Date maintain a minimum cash balance of $3.0 million; and (ii) as of the last day of each fiscal quarter commencing with the fiscal quarter ending June 30, 2019, report revenues for the trailing 12-month period that exceed the amounts set forth in the Perceptive Credit Agreement, which range from $7.0 million for the fiscal quarter ending June 30, 2019 to $55.0 million for the fiscal quarter ending December 31, 2021. At June 30, 2019, we were in compliance with all of the covenants under the Perceptive Credit Facility.

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

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2019	2018
Net cash used in operating activities	$(32,911,136)	$(31,342,153)
Net cash used in investing activities	(245,675)	(1,046,375)
Net cash provided by financing activities	80,017,868	42,934,929
Net change in cash and cash equivalents	46,861,057	10,546,401

Cash and cash equivalents, including restricted cash - beginning of period	26,754,852	48,607,574
Cash and cash equivalents, including restricted cash - end of period	$73,615,909	$59,153,975

Net Cash Used in Operating Activities

Cash used in operations for the six months ended June 30, 2019 was $32.9 million, an increase of $1.6 million from the same period of a year ago, mainly due to increases in inventory and accounts receivable. The following table illustrates the primary components of our cash flows from operations:

	Six Months Ended June 30,
	2019	2018
Net loss	$(26,279,827)	$(32,569,973)
Non-cash expenses, gains and losses	1,688,347	3,181,791
Changes in accounts receivable	(3,694,222)	82,960
Changes in inventories	(5,175,148)	381,213
Changes in prepaid expenses and other current assets	163,747	(380,626)
Changes in accounts payable and accrued expenses	358,164	(2,264,907)
Other	27,803	227,389
Cash used in operations	$(32,911,136)	$(31,342,153)

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2019 and 2018 was $0.2 million and $1.0 million, respectively, consisting of capital expenditures at the Boca Facility. Although we have no specific material commitments for capital expenditures as of June 30, 2019, we expect our total capital expenditures will be between $3.0 million and $6.0 million for the remainder of fiscal 2019.

Net Cash Provided by Financing Activities

Cash provided by financing activities during the six months ended June 30, 2019 was $80.0 million, which is comprised of the net proceeds received from our May 2019 equity offering in the amount of $48.4 million and the $31.6 million of net proceeds received from the refinancing of our senior credit facility and the subsequent Perceptive Tranche II Loan. Net cash provided by financing activities for the six months ended June 30, 2018 of $42.9 million reflects the net proceeds received from our June 2018 equity offering.

Effect of Inflation

Inflation or changing prices did not have a significant impact on our net sales, revenues or net loss for the six months ended June 30, 2019 or in 2018 or 2017.

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

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of June 30, 2019. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of June 30, 2019 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

We may become subject to certain legal proceedings and claims arising in connection with the normal course of our business. In the opinion of management, there are currently no material pending legal proceedings that would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

To date, we have generated a substantial portion of our revenues from the sale of plasma by our plasma collections facilities. Following completion of the Biotest Transaction, we began generating revenues from the sale of Nabi-HB, and we recorded additional revenue in connection with a contract manufacturing agreement. On April 1, 2019, the FDA approved ASCENIV, formerly referred to as RI-002, and we anticipate having the product available for commercial launch during the second half of 2019. On May 9, 2019 we received approval from the FDA for BIVIGAM, and we anticipate relaunching this product in the second half of 2019.

Our long-term liquidity will depend upon our ability to raise additional capital, fund and successfully implement our research and development and commercial programs, establish and build out a commercial sales force and commercial infrastructure and meet our ongoing obligations. If we are unable to successfully raise additional capital by the fourth quarter of 2020, we will likely not have sufficient cash flow and liquidity to fund our business operations as we currently operate, forcing us to potentially curtail our activities and significantly reduce or cease operations. Even if we are able to raise additional capital, such financings may only be available on unattractive terms, resulting in significant dilution of stockholders’ interests and, in such event, the value and potential future market price of our Common Stock may decline. In addition, if we raise additional funds through license arrangements or through the disposition of any of our assets, it may be necessary to relinquish potentially valuable rights to our product candidates or assets or grant licenses on terms that are not favorable to us.

Based upon our projected revenue and expenditures for fiscal 2019, including continued implementation of our commercialization and expansion activities and certain other assumptions, we currently believe that our cash, cash equivalents, projected revenue and accounts receivable, along with the additional funds we are able to draw down through our existing senior credit facility (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), will be sufficient to fund our operations, as currently conducted, into the fourth quarter of 2020. In order to have sufficient cash to fund our operations thereafter and to continue as a going concern, we will need to raise additional equity or debt financing during the fourth quarter of 2020. This timeframe may change based upon how quickly we are able to execute on our ADMA BioManufacturing operations, commercial manufacturing ramp-up activities and the various financing options we are exploring. Other than the additional $12.5 million that became available under the Perceptive Credit Facility as a result of the FDA approval of BIVIGAM, we currently do not have arrangements to obtain additional financing. Any such financing could be difficult to obtain or only available on unattractive terms and could result in significant dilution to stockholders. Failure to secure necessary financing in a timely manner and on favorable terms could have a material adverse effect on our business plan and financial performance and could delay, discontinue or prevent product development, clinical trials, commercialization activities or the approval of any of our potential products. In addition, we could be forced to reduce or forgo sales and marketing efforts and forgo attractive business opportunities.

Failure to timely and effectively remediate and close out the outstanding November 2014 warning letter (the “Warning Letter”) that had been issued by the FDA to BPC related to certain compliance and other inspection issues and deficiencies identified at the Boca Facility will have a material adverse effect on our business. Failure of the FDA to adhere to its stated timelines in the Code of Federal Regulations, statements of internal policy or review timing goals, as well as any potential government shut-downs or unforeseen government office closings, may affect our ability to resolve the Warning Letter and other inspection and review issues within estimated timelines described.

Prior to the closing of the Biotest Transaction, BTBU was our third-party manufacturer for ASCENIV, formerly referred to as RI-002. In response to our BLA submission for RI-002 in 2015 (the “RI-002 BLA”), in July 2016 the FDA issued a CRL for RI-002 (the “RI-002 CRL”). The RI-002 CRL did not specify or request the need for any addition clinical trials or data; however, the RI-002 CRL reaffirmed the issues set forth in the Warning Letter issued to Biotest relating to inspection issues identified at the Boca Facility. The FDA identified in the RI-002 CRL, among other things, certain outstanding inspection issues and deficiencies related to CMC and Good Manufacturing Practices (“GMP”) at the Boca Facility and at certain of our third-party vendors, and requested documentation of corrections for a number of these issues. The FDA indicated in the RI-002 CRL that it could not grant final approval of our RI-002 BLA until, among other things, these deficiencies are resolved. Following the completion of the Biotest Transaction, we gained control over the regulatory, quality, general operations and drug substance manufacturing process at the Boca Facility, and our highest priority has been to remediate the outstanding compliance issues at the Boca Facility as indicated in the Warning Letter. We have been working with a consulting firm consisting of quality management systems and biologics production subject matter experts with extensive experience in remediating compliance and inspection issues related to quality management systems that manages a robust team of subject matter experts in plasma derived products and biologic drugs to assist us in addressing all identified CMC and current good manufacturing practice (“cGMP”) issues and deficiencies. Although we received FDA approval of our RI-002 BLA on April 1, 2019, we have not received a “Warning Letter close-out letter” from the FDA. We believe that we have successfully closed out the April 2018 FDA inspection of the Boca Facility, however there can be no assurances as to the timing by which the FDA may make any post-approval determinations concerning our compliance status. There can also be no assurances that our ongoing efforts to remediate the Warning Letter and other inspection issues and deficiencies at the Boca Facility have been effective or whether the FDA will accept these efforts. Failure to timely and fully remediate the issues identified in the Warning Letter and other inspection issues and deficiencies would have a material adverse effect on our business (including the ability to timely commercialize our products), prospects, financial condition and results of operations. Additionally, we are unable to control the timing of FDA inspections, responses, meeting requests, teleconference requests, requests for clarifications and similar regulatory communications as well as whether or not the FDA will change its requirements, guidance or expectations.

We are currently not profitable and may never become profitable.

We have a history of losses and expect to incur substantial losses and negative operating cash flow for the foreseeable future, and we may never achieve or maintain profitability. For the years ended December 31, 2018 and 2017, we incurred net losses of $65.7 million and $43.8 million, respectively, and for the six months ended June 30, 2019 and 2018, we incurred net losses of $26.3 million and $32.6 million, respectively. From our inception in 2004 through June 30, 2019, we have incurred an accumulated deficit of $242.7 million. Even if we succeed in developing and commercializing one or more of our products and product candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our operating expenses will increase substantially in the foreseeable future as we:

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

Although our financial statements have been prepared on a going concern basis, we must raise additional capital during the fourth quarter of 2020 to fund our operations in order to continue as a going concern.

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

We anticipate that our principal sources of liquidity will only be sufficient to fund our activities, as currently conducted, into the fourth quarter of 2020. In order to have sufficient cash to fund our operations thereafter and to continue as a going concern, we will need to raise additional equity or debt financing during the fourth quarter of 2020. This time frame may change based upon how quickly we are able to execute on our quality management systems’ remediation plans for the ADMA BioManufacturing operations, commercial manufacturing ramp-up activities and the various financing options we are exploring. In order to have sufficient cash to fund our operations thereafter, we will need to raise additional equity or debt capital, and we cannot provide any assurance that we will be successful in doing so. If our assumptions underlying our estimated expenses prove to be wrong, we may have to raise additional capital sooner than the fourth quarter of 2020.

We have a limited operating history upon which to base an investment decision.

We have not demonstrated an ability to perform the functions necessary for the successful commercialization of our FDA-approved products. The successful development and commercialization of ASCENIV, BIVIGAM or any product candidate will require us or our third party service providers to perform a variety of functions, including:

•	undertaking product development and clinical trials;

•	participating in regulatory approval processes;

•	formulating and manufacturing products; and

•	conducting sales and marketing activities once product approval is received.

Our operations thus far provide a limited basis for you to assess our ability to commercialize our FDA-approved products and the advisability of investing in our securities.

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

We cannot be certain as to what type and how many clinical trials the FDA, or equivalent foreign regulatory agencies, will require us to conduct before we may successfully gain approval to market any of our product candidates that still require FDA approval. Prior to approving a new drug or biologic, the FDA generally requires that the effectiveness of the product candidate (which is not typically fully investigated until Phase 3) be demonstrated in two adequate and well-controlled clinical trials. However, if the FDA or an equivalent foreign regulatory authority determines that our Phase 3 clinical trial results do not demonstrate a statistically significant, clinically meaningful benefit with an acceptable safety profile, or if a relevant regulator requires us to conduct additional Phase 3 clinical trials in order to gain approval, we will incur significant additional development costs and commercialization of these products would be prevented or delayed and our business would be adversely affected.

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

If we do not obtain the necessary U.S. or worldwide regulatory approvals to commercialize a product candidate, we will not be able to sell that product candidate, which would make it difficult for us to recover the costs of researching and developing such product candidate.

If we are not be able to generate revenue from such product candidates, our sources of revenue may continue to be from a product mix consisting only of plasma collection and sales revenues, revenues generated from sales of our FDA-approved commercial products, revenues generated from ongoing contract manufacturing for third parties and revenues generated from the sales of manufacturing intermediates. We cannot assure you that we will receive the approvals necessary to commercialize any product candidate we may acquire or develop in the future. In order to obtain FDA approval of any product candidate requiring FDA approval, our clinical development must demonstrate that the product candidate is safe for humans and effective for its intended use, and we must successfully complete an FDA BLA review. Obtaining FDA approval of a product candidate generally requires significant research and testing, referred to as preclinical studies, as well as human tests, referred to as clinical trials. Satisfaction of the FDA's regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in products that the FDA considers safe for humans and effective for indicated uses. The FDA has substantial discretion in the product approval process and may require us to conduct additional preclinical and clinical testing or to perform post-marketing studies, or may require additional CMC or other data and information, and the development and provision of this data and information may be time-consuming and expensive. There are numerous FDA personnel assigned to review different aspects of a BLA, and uncertainties can be presented by their ability to exercise judgment and discretion during the review process. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may:

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

We depend on third-party researchers, developers and vendors to develop, manufacture and test products and product candidates, and such parties are, to some extent, outside of our control.

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

Historically, a single customer or a few customers have accounted for a significant amount of our total revenue and the loss of any of these customers could have a material adverse effect on our business, results of operations and financial condition.

Historically, a significant amount of our total revenue is attributable to a single customer, BPC. For the year ended December 31, 2018, BPC, McKesson and AmerisourceBergen represented 56%, 16% and 15%, respectively, of our total revenue. For the six months ended June 30, 2019, Biolife, Sanofi and AmerisourceBergen represented 46%, 24% and 14%, respectively, of our total revenue.

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

Our current product development portfolio consists primarily of label expansion activities for Nabi-HB, BIVIGAM and ASCENIV. We have initiated small scale preclinical activities to potentially expand our current portfolio through new product development efforts or to in-license or acquire additional products and product candidates. If we are not successful in developing or acquiring additional products and product candidates, we will have to depend on our ability to raise capital for, and the successful commercialization of ASCENIV, as well as the revenue we may generate from the sale of Nabi-HB, BIVIGAM, contract manufacturing, and intermediates and plasma attributable to the operations of ADMA Bio Centers, to support our operations.

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

We may not be able to officially resolve the outstanding issues at the Boca Facility that resulted in the Warning Letter.

We may not be able to officially resolve the outstanding issues at the Boca Facility that resulted in the Warning Letter. As part of the remediation of the Warning Letter, in December 2016 BTBU temporarily suspended the production of BIVIGAM in order to focus on the completion of planned improvements to the manufacturing process. As a result, BIVIGAM was not available for sale or distribution throughout fiscal 2017. Failure to address the underlying concerns at the Boca Facility that resulted in the Warning Letter and the CRL in July 2016 that identified deficiencies and inspection issues related to certain of our third-party contract manufacturers, including BPC, and provide requested documentation of corrections for a number of these issues, could disrupt our business operations and the timing of our commercialization efforts and may have a material adverse effect on our financial condition and operating results. In April 2018, the FDA inspected the Boca Facility and in July 2018 our FDA status resulted improved from OAI to VAI and this inspection of the Boca Facility has been successfully closed-out as indicated on the FDA’s website inspection database. In April 2019, the FDA approved ASCENIV and in May 2019 the FDA approved BIVIGAM, and we anticipate having these products available for commercial launch during the second half of 2019. On July 2, 2019 the FDA notified us that the licenses for BIVIGAM and Nabi-HB have been revoked from BPC, U.S. License No. 1792 and transferred and issued to our U.S. License No. 2019. However, the FDA has yet to inform us that the outstanding issues set forth in the Warning Letter have been officially resolved, and there is no assurance and no definitive timeline as to when or if the Warning Letter will be officially resolved by the FDA.

We may neither be successful in integrating the Biotest Assets into our business nor realize the strategic and financial benefits currently anticipated from the Biotest Transaction.

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

By completing the Biotest Transaction, we transferred assets that had historically generated substantially all of our revenue.

As part of the consideration paid to acquire the Biotest Assets, we transferred to BPC ownership of two of our licensed plasma collection facilities in the U.S. and certain related assets and liabilities. These plasma collection facilities, which were transferred on January 1, 2019, had historically been the source of substantially all of our revenue. Plasma collection centers are expensive to construct, time-consuming and this industry is subject to market saturation and increasing competition from companies with substantially greater financial resources than us. Although we have completed construction of, and received FDA approval for our plasma collection facility in Kennesaw, GA, there can be no assurances that we will generate similar revenues as historically reported from the plasma collection facilities we transferred to BPC on January 1, 2019 or that we will successfully expand and build out our plasma center network.

The Biotest Transaction exposes us to liabilities, a release of claims and competition that could have a material adverse effect on our business, financial condition, results of operations and stock price.

As part of the consideration for the Biotest Transaction, we agreed to assume certain liabilities of BPC related to BTBU, which exposes us to liabilities that are not within our control and we cannot predict the extent to which these liabilities may arise in the future. Any liabilities that may arise could have a material adverse effect on our business, financial condition, results of operations and stock price. For example, we assumed a contract manufacturing agreement related to the fractionation of plasma provided by one of our third-party customers that includes certain minimum production requirements. If we are unable to meet our contractual obligations under this agreement, we may be liable for the payment of liquidated damages. If we are unable to resolve these issues, such failure could have a material adverse effect on us.

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

If our due diligence investigation for the Biotest Transaction was inadequate and/or the representations, warranties and indemnification given to us by BPC were inadequate, then it could result in a material adverse effect on our business.

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

The Perceptive Credit Agreement is subject to acceleration in specified circumstances, which may result in Perceptive taking possession and disposing of any collateral.

On May 3, 2019, we amended the Perceptive Credit Agreement which provides for a senior secured term loan facility in an aggregate amount of up to $85.0 million, comprised of (i) the Perceptive Tranche I Loan made on February 11, 2019 with an outstanding principal amount of $45.0 million, (ii) the Perceptive Tranche II Loan made on May 3, 2019 with an outstanding principal amount of $27.5 million, and (iii) the Perceptive Tranche III Loan in the principal amount of $12.5 million which has yet to be drawn down (together with the Perceptive Tranche I Term Loan and the Perceptive Tranche II Loan, the “Loans”). The Loans each have a maturity date of March 1, 2022, subject to acceleration pursuant to the Perceptive Credit Agreement, including upon an Event of Default (as defined in the Credit Agreement). The Loans are secured by substantially all of our assets, including our intellectual property. Events of Default include, among others, non-payment of principal, interest, or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material contracts and events constituting a change of control. In addition to an increase in the rate of interest on the Loans of 4% per annum, the occurrence of an Event of Default could result in, among other things, the termination of commitments under the Perceptive Credit Facility, the declaration that all outstanding Loans are immediately due and payable in whole or in part, and Perceptive taking immediate possession of, and selling, any collateral securing the Loans.

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

We currently collect human blood plasma at our ADMA Bio Centers facility, and if we cannot maintain FDA approval for this facility or obtain FDA approval for additional facilities that we create or acquire rights to, we may be adversely affected and may not be able to sell or use this human blood plasma for future commercial purposes.

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

We currently operate under the Warning Letter due to issues identified by the FDA in their prior inspections while the Boca Facility was under BPC’s operational control. We engaged a leading consulting firm with extensive experience in remediating compliance and inspection issues related to quality management systems and which manages a robust team of subject matter experts in plasma derived products and biologic drugs to assist us in addressing all identified CMC and cGMP issues and deficiencies. We continue to work with the FDA to resolve the Warning Letter classification. Although we have improved our compliance status at the Boca Facility, there are no assurances we will be able to maintain compliance with all FDA or other regulations. Our third-party vendors may perform activities for themselves or other clients and we may not be privy to all regulatory findings or issues discovered by the FDA or other regulatory agencies. Such findings, which are out of our control, may adversely affect our ability to continue to work with these vendors, or our ability to release commercial drug product or perform necessary testing or other actions for us or our clients, which may be required in order to remain FDA compliant or to commercialize our products.

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

The regulatory review and approval process of governmental authorities is lengthy, expensive and uncertain. For example, in December 2016, BPC, the owner of BIVIGAM prior to the Biotest Transaction in June 2017, temporarily suspended the commercial production of BIVIGAM in order to focus on the completion of planned improvements to the manufacturing process. We resumed production of BIVIGAM utilizing our now FDA-approved IVIG manufacturing process with two conformance lots in the fourth quarter of 2017 and a third conformance lot in the first quarter of 2018. During the first half of 2018, we qualified and filled the BIVIGAM conformance batches and the product is on stability. In June 2018, we filed a drug substance PAS with the FDA for BIVIGAM to include the ADMA improvements for BIVIGAM and to seek FDA authorization which would enable us to resume commercial scale manufacturing and relaunch and commercialize this product. On December 19, 2018, we received the BIVIGAM CRL for our PAS submission for BIVIGAM drug substance. The BIVIGAM CRL requested certain additional information and clarifications relating to CMC matters contained in our PAS submission for drug substance, including complete resolution of certain manufacturing related deviations, information pertaining to how certain in-process manufacturing samples are taken, as well as updates on certain stability data previously submitted. As the information we believed necessary to address and respond to the matters raised in the BIVIGAM CRL was readily available in our files, on January 7, 2019 we announced that our responses to the BIVIGAM CRL were submitted to the FDA for further review. Subsequent to the January 7, 2019 resubmission to the FDA, we received an information request for a limited number of questions. On May 9, 2019, we received FDA approval for our PAS for BIVIGAM.

Additionally, the ability of the FDA and other federal, state and local business regulatory agencies to review and approve products and product candidates can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the FDA and other federal, state and local business regulatory agencies have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for products and product candidate submissions to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including in December 2018 and January 2019, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and SEC, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown reoccurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions and other reporting requirements which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Our operations have consumed substantial amounts of cash since inception. For the six months ended June 30, 2019 and 2018, we had negative cash flows from operations of $32.9 million and $31.3 million, respectively, and for the years ended December 31, 2018 and 2017, we had negative cash flows from operations of approximately $62.7 million and $37.3 million, respectively. We expect to continue to spend substantial amounts on product development, including commercialization activities, procuring raw material plasma, manufacturing, conducting potential future clinical trials for our product candidates and purchasing clinical trial materials from our suppliers, conducting commercial launch activities and potential post-marketing studies. We currently anticipate, based upon our projected revenue and expenditures, as well as the additional funds we are able to draw down under the Credit Agreement, that our current cash, cash equivalents and accounts receivable will be sufficient to fund our operations, as currently conducted, into the fourth quarter of 2020. In order to have sufficient cash to fund our operations thereafter and to continue as a going concern, we will need to raise additional equity or debt financing during the fourth quarter of 2020. This time frame may change based upon how quickly we are able to execute on our operational initiatives and the various financing options that may be available to us in 2020. However, if the assumptions underlying our estimated expenses prove to be incorrect, we may have to raise additional capital sooner than we currently expect. Until such time, if ever, as we can generate a sufficient amount of product revenue to achieve profitability, we expect to continue to finance our operations through additional equity or debt financings or corporate collaboration and licensing arrangements. If we are unable to raise additional capital as needed, we will have to delay, curtail or eliminate our product development activities, including conducting clinical trials for our product candidates and purchasing clinical trial materials from our suppliers, as well as future commercialization efforts.

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

Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.

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

We have incurred substantial losses during our history. As of December 31, 2018, we had federal and state NOLs of $108.5 million and $72.3 million, respectively. These NOLs will begin to expire at various dates beginning in 2027, if not limited by triggering events prior to such time. Under the provisions of the Internal Revenue Code, changes in our ownership, in certain circumstances, will limit the amount of federal NOLs that can be utilized annually in the future to offset taxable income. In particular, Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on a company’s ability to use NOLs upon certain changes in such ownership. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. The Biotest Transaction on June 6, 2017 resulted in a change in ownership of ADMA under Section 382 and as a result, we were required to write off $57.6 million of federal NOLs. We may experience ownership changes in the future as a result of subsequent changes in our stock ownership that we cannot predict or control that could result in further limitations being placed on our ability to utilize our federal NOLs.

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

Risks Associated with our Common Stock

The market price of our Common Stock may be volatile and may fluctuate in a way that is disproportionate to our operating performance.

Our stock price may experience substantial volatility as a result of a number of factors, including:

•	sales or potential sales of substantial amounts of our Common Stock;

•	our ability to successfully leverage the anticipated benefits and synergies from the Biotest Transaction, including optimization of the combined businesses, operations and products and services, including the nature, strategy and focus of the combined company and the management and governance structure of the combined company;

•	delay or failure in initiating or completing preclinical or clinical trials or unsatisfactory results of these trials;

•	delay in a decision by federal, state or local business regulatory authority;

•	the timing of acceptance, third-party reimbursement and sales of ASCENIV;

•	our ability to resume the manufacturing of BIVIGAM subsequent to the FDA’s approval of the PAS on May 9, 2019

•	announcements about us or about our competitors, including clinical trial results, regulatory approvals or new product introductions;

•	developments concerning our licensors or third-party vendors;

•	litigation and other developments relating to our patents or other proprietary rights or those of our competitors;

•	conditions in the pharmaceutical or biotechnology industries;

•	governmental regulation and legislation;

•	variations in our anticipated or actual operating results; and

•	change in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations.

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

As of August 1, 2019, most of our 59,317,806 outstanding shares of Common Stock, as well as a substantial number of shares of our Common Stock underlying outstanding warrants, were available for sale in the public market, subject to certain restrictions with respect to sales of our Common Stock by our affiliates, either pursuant to Rule 144 (“Rule 144”) under the Securities Act of 1933, as amended (the “Securities Act”), or under effective registration statements. Pursuant to the Stockholders’ Agreement, until December 6, 2020, subject to certain limited exceptions, sales of the 4,295,580 shares of Common Stock held by The Biotest Divestiture Trust (the “Biotest Trust”) (as successor-in-interest to BPC) may not exceed 15% of the issued and outstanding Common Stock of ADMA in any twelve-month period; provided, however, that if our market capitalization increases to double our market capitalization immediately following the closing of the Biotest Transaction, then the Biotest Trust may sell up to 20% of our issued and outstanding Common Stock in any twelve-month period; provided, further, that (x) if our market capitalization increases to triple our market capitalization immediately following the closing of the Biotest Transaction, or (y) upon the one-year anniversary of the Biotest Trust holding less than a 25% economic interest in us, which occurred on May 14, 2018 following the transfer of the NV Biotest Shares to us, then the Biotest Trust may sell any amount of its equity interests in us at any time (subject to applicable securities laws). Sales of a substantial number of shares of our Common Stock, or the perception that such sales may occur, may adversely impact the market price of our Common Stock.

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

As of August 1, 2019, the Biotest Trust, our directors and executive officers and their affiliates beneficially owned approximately 25% of the outstanding shares of our Common Stock. Additionally, on November 14, 2018, the standstill provisions contained in that certain Stockholders Agreement, dated as of June 6, 2017, by and between us and BPC, as amended by that certain Share Transfer, Amendment and Release Agreement, dated as of May 14, 2018, with BPC, Biotest AG and the Biotest Trust, which prohibited the Biotest Trust from, among other things, acquiring more than (i) 50%, less one share, of our issued and outstanding shares of capital stock on an as-converted basis, or (ii) 30% of the issued and outstanding shares of Common Stock, terminated and are of no further force and effect. Such event could result in the Biotest Trust acquiring additional shares of our Common Stock or taking other actions with the goal of acquiring additional shares of our Common Stock.

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

We have never paid cash dividends on any of our capital stock and we currently intend to retain future earnings, if any, to fund the development and growth of our business. In addition, the terms of existing and future debt agreements may preclude us from paying dividends. For example, the Perceptive Credit Agreement prohibits us from paying dividends. As a result, capital appreciation, if any, of our Common Stock will be your sole source of gain for the foreseeable future.

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

Consequently, we have, and will continue to, incur increased costs related to our compliance with Section 404 of the Sarbanes-Oxley Act (“Section 404”). For example, in 2018, our Audit Committee retained the services of BDO, a Sarbanes-Oxley advisor, to assist with our internal controls over financial reporting and information technology relating to Section 404. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our Common Stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Our Board may, without stockholder approval, issue and fix the terms of shares of preferred stock and issue additional shares of Common Stock adversely affecting the rights of holders of our Common Stock.

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board. Currently, our Certificate of Incorporation authorizes the issuance of up to 75,000,000 shares of Common Stock. As of August 1, 2019, there were 7,875,431 shares remaining available for issuance, after giving effect to 7,806,763 shares of our Common Stock which were subject to outstanding stock options, warrants or other convertible securities as of August 1, 2019 that may be issued by us without stockholder approval, and exclusive of 8,591,160 shares of non-voting common stock, all of which were reacquired by us in May 2018 pursuant to the Biotest Transfer Agreement and were subsequently retired and are no longer available for issuance.

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

ADMA Biologics, Inc.

Date: August 8, 2019	By:	/s/ Adam S. Grossman
		Name:	Adam S. Grossman
		Title:	President and Chief Executive Officer

Date: August 8, 2019	By:	/s/ Brian Lenz
		Name:	Brian Lenz
		Title:	Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

4.1	Note, dated May 3, 2019, issued by the Company to Perceptive Credit Holdings II, LP (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 3, 2019).

4.2	Warrant to Purchase Stock, dated May 3, 2019, issued by the Company to Perceptive Credit Holdings II, LP (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 3, 2019).

10.1	Amendment No. 1 to Credit Agreement and Guaranty, dated as of May 3, 2019, by and among ADMA Biologics, Inc., ADMA Plasma Biologics, Inc., ADMA Bio Centers Georgia Inc., ADMA BioManufacturing, LLC, and Perceptive Credit Holdings II, LP (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 3, 2019).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from ADMA Biologics, Inc.’s Form 10-Q for the quarter ended June 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2019 (Unaudited) and December 31, 2018, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited) for the three and six months ended June 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2019 and 2018, and (v) Notes to (Unaudited) Condensed Consolidated Financial Statements.

_______________________________

* Filed herewith.

** In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.