Form 10-Q
period 2019-09-30
ADMA BIOLOGICS, INC.
filed 2019-11-06
CIK 1368514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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
___________________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ADMA	Nasdaq Global Market

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

As of November 1, 2019, there were 59,318,355 shares of the issuer’s common stock outstanding.

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

Special Note Regarding Forward-Looking Statements

Some of the information in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. These statements include, among others, statements about:

•	our ability to manufacture BIVIGAM on a commercial scale and commercialize this product as a result of the approval of the Prior Approval Supplement for BIVIGAM by the U.S. Food and Drug Administration (the “FDA”) on May 9, 2019;

•	our ability to manufacture ASCENIV on a commercial scale and commercialize this product as a result of the FDA approval of ASCENIV’s Biologics License Application on April 1, 2019;

•	our plans to develop, manufacture, market, launch and expand our commercial infrastructure and commercialize our current and future products and the success of such efforts;

•	the safety, efficacy and expected timing of and our ability to obtain and maintain regulatory approvals for our current products and product candidates, and the labeling or nature of any such approvals;

•	the achievement of or expected timing, progress and results of clinical development, clinical trials and potential regulatory approvals;

•	our dependence upon our third-party customers and vendors and their compliance with applicable regulatory requirements;

•	our ability to obtain adequate quantities of FDA-approved plasma with proper specifications;

•	our plans to increase our supplies of plasma;

•	the potential indications for our products and product candidates;

•	potential investigational new product applications;

•	the acceptability of any of our products, including Nabi-HB, BIVIGAM and ASCENIV, for any purpose by physicians, patients or payers;
•	Federal, state and local regulatory and business review processes and timing by such governmental and regulatory agencies of our business and regulatory submissions;
•	concurrence by the FDA with our conclusions and the satisfaction by us of its guidance;

•	the comparability of results of our immune globulin products to other comparably run Intravenous Immune Globulin clinical trials;

•	the potential for ASCENIV and BIVIGAM to provide meaningful clinical improvement for patients living with Primary Immune Deficiency Disease, Primary Humoral Immunodeficiency Disease (“PIDD” or “PI”) or other immune deficiencies;

•	our ability to market and promote Nabi-HB in a highly competitive environment with increasing competition from other antiviral therapies and to generate meaningful revenues from this product;

•	our intellectual property position and the defense thereof, including our expectations regarding the scope of patent protection with respect to ASCENIV or other future pipeline product candidates;

•	our manufacturing capabilities, third-party contractor capabilities and strategy;

ii

•	our plans related to manufacturing, supply, distribution and other collaborative agreements;

•	our estimates regarding expenses, capital requirements and the need for and availability of additional financing;

•	possible or likely reimbursement levels for our currently marketed products;

•	estimates regarding market size, projected growth and sales of our existing products as well as our expectations of market acceptance of ASCENIV;

•	future economic conditions or performance; and

•	expectations for future capital requirements.

These statements may be found under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Quarterly Report on Form 10-Q. Forward-looking statements may be identified by the use of terms such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” or “should” or the negative thereof or other variations thereof or comparable terminology. Our actual results could differ materially from those contained in the forward-looking statements due to the factors described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019. Any forward-looking statement included or incorporated by reference in this Quarterly Report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions related to our operations, industry and future growth. These forward-looking statements speak only as of the dates such statements are made and we undertake no obligation to publicly update any forward-looking statements or to publicly announce revisions to any of the forward-looking statements, unless otherwise required by the federal securities laws.

iii

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
ASSETS	(Unaudited)	(Note 2)
Current assets:
Cash and cash equivalents	$48,006,152	$22,754,852
Accounts receivable, net	7,315,481	1,392,441
Inventories	40,285,339	18,616,169
Prepaid expenses and other current assets	1,716,337	1,766,163
Total current assets	97,323,309	44,529,625
Property and equipment, net	30,712,915	30,115,730
Intangible assets, net	3,370,708	4,004,412
Goodwill	3,529,509	3,529,509
Assets to be transferred under purchase agreement	—	1,153,508
Restricted cash	—	4,000,000
Deposits and other assets	2,843,332	1,543,737
TOTAL ASSETS	$137,779,773	$88,876,521

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,959,903	$5,900,394
Accrued expenses and other current liabilities	4,762,771	3,551,835
Current portion of deferred revenue	1,197,910	142,834
Current portion of lease obligations	229,516	29,983
Total current liabilities	15,150,100	9,625,046
Senior notes payable, net of discount	67,839,162	26,440,830
End of term liability, notes payable	—	2,760,000
Deferred revenue, net of current portion	2,297,240	2,404,365
Subordinated note payable, net of discount	14,899,313	14,874,184
Obligation to transfer assets under purchase agreement	—	12,621,844
Lease obligations, net of current portion	1,356,390	119,080
Other non-current liabilities	119,496	260,734
TOTAL LIABILITIES	101,661,701	69,106,083

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock - voting, $0.0001 par value, 150,000,000 and 75,000,000 shares
authorized, 59,318,355 and 46,353,068 shares issued and outstanding	5,932	4,635
Additional paid-in capital	290,267,664	236,203,041
Accumulated deficit	(254,155,524)	(216,437,238)
TOTAL STOCKHOLDERS' EQUITY	36,118,072	19,770,438
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$137,779,773	$88,876,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

REVENUES:
Product revenue	$7,186,795	$4,194,602	$17,204,909	$12,821,741
License revenue	35,708	35,708	107,125	107,125
Total revenues	7,222,503	4,230,310	17,312,034	12,928,866

OPERATING EXPENSES:
Cost of product revenue (exclusive of amortization expense shown below)	7,916,220	9,164,109	27,812,635	31,052,519
Research and development	491,404	1,002,818	1,879,025	3,008,816
Plasma center operating expenses	456,899	1,973,338	1,705,498	5,545,240
Amortization of intangible assets	211,235	211,235	633,704	633,704
Selling, general and administrative	7,197,173	5,670,210	18,878,690	16,429,871
Total operating expenses	16,272,931	18,021,710	50,909,552	56,670,150

LOSS FROM OPERATIONS	(9,050,428)	(13,791,400)	(33,597,518)	(43,741,284)

OTHER INCOME (EXPENSE):
Interest and other income	281,896	75,581	619,103	135,197
Interest expense	(2,649,404)	(1,402,475)	(6,262,489)	(4,084,815)
Loss on extinguishment of debt	—	—	(9,962,495)	—
Gain on transfer of plasma center assets	—	—	11,527,421	—
Other expense	(20,523)	(17,191)	(42,308)	(14,556)
Other expense, net	(2,388,031)	(1,344,085)	(4,120,768)	(3,964,174)

NET LOSS	$(11,438,459)	$(15,135,485)	$(37,718,286)	$(47,705,458)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.19)	$(0.33)	$(0.72)	$(1.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	59,317,830	46,350,392	52,673,190	44,796,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(Unaudited)

For the Three Months Ended September 30, 2019

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2019	59,317,806	$5,932	$289,616,994	$(242,717,065)	$46,905,861
Stock-based compensation	—	—	650,670	—	650,670
Exercise of stock options	549	—	—	—	—
Net loss	—	—	—	(11,438,459)	(11,438,459)
Balance at September 30, 2019	59,318,355	$5,932	$290,267,664	$(254,155,524)	$36,118,072

For the Nine Months Ended September 30, 2019

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	46,353,068	$4,635	$236,203,041	$(216,437,238)	$19,770,438
Exercise of stock options	27,787	3	75,045	—	75,048
Issuance of common stock, net of offering expenses	12,937,500	1,294	48,395,794	—	48,397,088
Warrants issued in connection with note payable	—	—	3,579,115	—	3,579,115
Stock-based compensation	—	—	2,014,669	—	2,014,669
Net loss	—	—	—	(37,718,286)	(37,718,286)
Balance at September 30, 2019	59,318,355	$5,932	$290,267,664	$(254,155,524)	$36,118,072

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(Unaudited)

For the Three Months Ended September 30, 2018

	Common Stock		Additional		Total
	Voting		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance - June 30, 2018	46,349,514	$4,635	$235,018,201	$(183,263,766)	$51,759,070
Stock-based compensation	—	—	577,581	—	577,581
Exercise of stock options	1,729	—	6,328	—	6,328
Other	—	—	(1,280)	—	(1,280)
Net loss	—	—	—	(15,135,485)	(15,135,485)
Balance - September 30, 2018	46,351,243	$4,635	$235,600,830	$(198,399,251)	$37,206,214

For the Nine Months Ended September 30, 2018

	Common Stock				Additional		Total
	Voting		Non-Voting		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2017	36,725,499	$3,673	8,591,160	$859	$191,022,018	$(150,693,793)	$40,332,757
Issuance of common stock, net of offering expenses	9,623,430	962	—	—	42,943,869	—	42,944,831
Stock-based compensation	—	—	—	—	1,627,756	—	1,627,756
Exercise of stock options	2,314	—	—	—	6,328	—	6,328
Retirement of non-voting common stock	—	—	(8,591,160)	(859)	859	—	—
Net loss	—	—	—	—	—	(47,705,458)	(47,705,458)
Balance - September 30, 2018	46,351,243	$4,635	—	$—	$235,600,830	$(198,399,251)	$37,206,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,718,286)	$(47,705,458)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	2,429,550	2,522,496
Loss on disposal of property and equipment	27,017	13,200
Stock-based compensation	2,014,669	1,627,756
Gain on transfer of plasma assets	(11,527,421)	—
Amortization of debt discount	719,607	808,671
Loss on extinguishment of debt	9,962,495	—
Amortization of license revenue	(107,125)	(107,125)
Changes in operating assets and liabilities:
Accounts receivable	(5,923,040)	(246,640)
Inventories	(21,870,736)	(1,249,253)
Prepaid expenses and other current assets	44,081	(80,295)
Deposits and other assets	104,687	(20,116)
Accounts payable	3,059,511	(653,190)
Accrued expenses	1,326,363	1,013,003
Deferred revenue	1,055,076	—
Other current and non-current liabilities	(137,916)	191,393
Net cash used in operating activities	(56,541,468)	(43,885,558)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,217,542)	(1,276,594)
Net cash used in investing activities	(2,217,542)	(1,276,594)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(30,000,000)	—
Payment of end of term fee	(2,760,000)	—
Payment of debt refinancing fees	(6,499,867)	—
Proceeds from issuance of common stock, net of offering expenses	48,397,088	42,944,831
Proceeds from the exercise of stock options	75,048	6,328
Proceeds from issuance of note payable	72,500,000	—
Payment of debt issuance costs	(1,679,661)	—
Payments on finance lease obligations	(22,298)	(9,395)
Payments of leasehold improvement loan	—	(19,697)
Net cash provided by financing activities	80,010,310	42,922,067

Net increase (decrease) in cash and cash equivalents	21,251,300	(2,240,085)
Cash and cash equivalents, including restricted cash - beginning of period	26,754,852	48,607,574
Cash and cash equivalents, including restricted cash - end of period	$48,006,152	$46,367,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS

ADMA Biologics, Inc. (“ADMA” or the “Company”) is a commercial biopharmaceutical company dedicated to manufacturing, marketing and developing specialty plasma-derived biologics for the treatment of immunodeficient patients at risk for infection and the prevention of certain infectious diseases. The Company’s targeted patient populations include immune-compromised individuals who suffer from an underlying immune deficiency disorder or who may be immune-suppressed for medical reasons. ADMA operates through its wholly-owned subsidiaries ADMA BioManufacturing, LLC (“ADMA BioManufacturing”) and ADMA Bio Centers Georgia Inc. (“ADMA Bio Centers”). ADMA BioManufacturing was formed in January 2017 to facilitate the acquisition of the Biotest Therapy Business Unit (“BTBU”) from Biotest Pharmaceuticals Corporation (“BPC”) as more fully described below. BTBU had been the Company’s third-party manufacturer for its then-lead pipeline product candidate, ASCENIV, previously referred to as “RI-002.” ADMA Bio Centers is the Company’s source plasma collection business with a plasma collection facility located in Kennesaw, GA, which holds an approved license with the U.S. Food and Drug Administration (the “FDA”). Effective January 1, 2019, in connection with the Biotest Transaction (as defined below), the Company transferred its FDA-approved Norcross, GA and Marietta, GA plasma collection facilities to BPC (see Note 11).

On April 1, 2019, the FDA approved the Company’s Biologics License Application (“BLA”) for ASCENIV (Immune Globulin Intravenous, Human – slra 10% Liquid), formerly referred to as RI-002. ASCENIV is an Intravenous Immune Globulin (“IVIG”) drug product for the treatment of Primary Humoral Immunodeficiency Disease (“PI”) in adults and adolescents (12 to 17 years of age). PI, also known as primary immune deficiency disease (“PIDD”), is a class of inherited genetic disorders that causes an individual to have a deficient or absent immune system. This product became available for commercial sale in October of 2019.

BIVIGAM (Immune Globulin Intravenous, Human) is an intravenous immune globulin indicated for the treatment of PI. BPC had originally received FDA approval for BIVIGAM on December 19, 2012, prior to the acquisition of BTBU, and product sales commenced in the first quarter of 2013. BIVIGAM had been under FDA review for the Prior Approval Supplement (the “PAS”) that the Company submitted to the FDA in June 2018 to amend BIVIGAM’s FDA-approved BLA. On May 9, 2019, the FDA approved the PAS, and the commercial re-launch of BIVIGAM commenced during the second half of 2019.

Nabi-HB (Hepatitis B Immune Globulin, Human) is a hyperimmune globulin that is rich in antibodies to the Hepatitis B virus. Nabi-HB is indicated for the treatment of acute exposure to blood containing hepatitis B surface antigen (“HBsAg”), prenatal exposure to infants born to HBsAg-positive mothers, sexual exposure to HBsAg-positive persons and household exposure to persons with acute Hepatitis B virus infection. FDA approval for Nabi-HB was received on March 24, 1999. Under ADMA’s ownership, production of Nabi-HB resumed during the third quarter of 2017, resulting in ongoing commercial revenues.

On June 6, 2017, ADMA completed the acquisition of certain assets (the “Biotest Assets”) of BTBU, which included the FDA-licensed Nabi-HB and BIVIGAM immunoglobulin products, and an FDA-licensed plasma fractionation manufacturing facility located in Boca Raton, FL (the “Boca Facility”) (the “Biotest Transaction”). In addition to its commercially available immunoglobulin products, the Company provides contract manufacturing services for certain clients and expects to generate revenues from the sale of intermediate by-products that result from the immunoglobulin production process. Immediately following the closing of the Biotest Transaction, the Biotest Assets were contributed into ADMA BioManufacturing.

As of September 30, 2019, the Company had working capital of $82.2 million, including $48.0 million of cash and cash equivalents. Based upon the Company’s current projected revenue and expenditures, including capital expenditures and continued implementation of the Company’s commercialization and expansion activities, as well as certain other assumptions, the Company’s management currently believes that its cash, cash equivalents, projected revenue and accounts receivable, along with the additional $12.5 million it is able to access under its senior credit facility, will be sufficient to fund ADMA’s operations, as currently conducted, into the fourth quarter of 2020. In order to have sufficient cash to fund its operations thereafter and to continue as a going concern, the Company expects it will need to raise additional capital before the end of the fourth quarter of 2020. These estimates may change based upon the success of our commercial manufacturing ramp-up activities, the acceptability of BIVIGAM and ASCENIV by physicians, patients or payers and the various financing options that may be available to the Company. Other than the $12.5 million commitment currently available under its senior credit facility (see Note 6), the Company currently has no firm commitments for additional financing, and there can be no assurance that the Company will be able to secure additional financing on terms that are acceptable to the Company, or at all. Furthermore, if the Company’s assumptions underlying its estimated expenses and revenues are incorrect, it may have to raise additional capital sooner than currently anticipated.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Due to numerous risks and uncertainties associated with FDA approvals related to the Company’s products or the labeled indications of such products, ongoing compliance requirements and capacity expansion efforts at the Company’s Boca Facility and future commercialization of the Company’s products, including the Company’s ability to obtain adequate quantities of FDA-approved plasma with proper specifications on acceptable terms for use in the Company’s manufacturing process, the Company is unable to estimate with certainty the amounts of increased capital outlays and operating expenditures required to fund its commercial and development activities. The Company’s current estimates may be subject to change as circumstances regarding its business requirements evolve. Failure to secure any necessary financing in a timely manner and on commercially reasonable terms could have a material adverse effect on the Company’s business plan and financial performance and it could be forced to delay or discontinue its product development, clinical trial or commercialization activities, delay or discontinue the approval efforts for any of the Company’s potential products or potentially cease operations. The Company has reported cumulative losses since inception in June 2004 through September 30, 2019 of $254.2 million. Management believes that the Company will continue to incur net losses and negative net cash flows from operating activities to fund its operations and meet its obligations on a timely basis through the foreseeable future. As such, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts and the classification of liabilities that might be necessary from the outcome of this uncertainty.

The Company may decide to raise capital through public or private equity offerings or debt financings, or obtain a bank credit facility or enter into corporate collaboration and licensing arrangements. The sale of additional equity or debt securities, if convertible, could result in dilution to the Company’s existing stockholders and, in such event, the market value of its common stock may decline. The incurrence of additional indebtedness would result in increased fixed obligations and could also result in covenants that would restrict the Company’s operations or other financing alternatives. In addition, the Company is exploring additional contract manufacturing arrangements and other business development opportunities, which may provide additional liquidity to the Company.

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

There can be no assurance that the Company’s approved products will be commercially viable, or that research and development, plant capacity expansion, plasma center build-outs or other capital improvements will be successfully completed or that any product developed in the future will be approved. The Company is subject to risks common to companies in the biotechnology and pharmaceutical manufacturing industries including, but not limited to, dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with FDA and other governmental regulations and approval requirements.

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 13, 2019. The accompanying consolidated balance sheet as of December 31, 2018 was derived from the audited financial statements for the year ended December 31, 2018. These condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X, and therefore omit or condense certain footnotes and other information normally included in complete consolidated financial statements prepared in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of September 30, 2019, its results of operations and changes in equity for the three and nine months ended September 30, 2019 and 2018 and its cash flows for the nine months ended September 30, 2019 and 2018.

During the three and nine months ended September 30, 2019 and 2018, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying condensed consolidated statements of operations. In addition, certain prior year balances have been reclassified to conform to the current presentation. Specifically, for the three and nine months ended September 30, 2018, approximately $0.3 million and $1.1 million was reclassified from research and development expenses to selling, general and administrative expenses in the accompanying consolidated statements of operations. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Fair value of financial instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents and accounts payable, are shown at cost which approximates fair value due to the short-term nature of these instruments. The debt outstanding under the Company’s senior secured term loan (see Note 6) approximates fair value due to the variable interest rate on this debt. With respect to the subordinated note payable in the amount of $15.0 million as of September 30, 2019 and December 31, 2018, which is held by Biotest AG (“Biotest”), a principal stockholder of the Company at the time the note was issued, and was issued concurrent with an acquisition transaction with an affiliate of such stockholder (see Note 6), the Company has concluded that an estimation of fair value for this note is not practicable.

Accounts receivable

Accounts receivable is reported at realizable value, net of allowances for contractual credits and doubtful accounts, which are recognized in the period the related revenue is recorded. At September 30, 2019, three customers accounted for an aggregate of 88% of the Company’s total accounts receivable, and at December 31, 2018, three customers accounted for approximately 95% of the Company’s total accounts receivable.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories, including plasma intended for resale and plasma intended for internal use in the Company’s manufacturing, future anticipated commercialization activities and research and development are carried at the lower of cost or net realizable value determined by the first-in, first-out method.  Although the Company expects that BIVIGAM and ASCENIV inventory manufactured prior to their respective BLA approvals on May 9, 2019 and April 1, 2019, respectively, will ultimately be available for commercial sale, due to prior uncertainties surrounding the timing of these FDA approvals, all costs related to the production of BIVIGAM and ASCENIV that were incurred prior to their respective approval dates have been charged to cost of product revenue in the accompanying consolidated statements of operations. These costs amounted to $0.7 million and $4.0 million for the nine months ended September 30, 2019 and 2018, respectively.

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired by the Company. Goodwill at September 30, 2019 and December 31, 2018 was $3.5 million. All of the Company’s goodwill is attributable to the acquisition of its ADMA BioManufacturing business segment.

Goodwill is not amortized, but is assessed for impairment on an annual basis or more frequently if impairment indicators exist. The Company has the option to perform a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill and other intangible assets. If the Company concludes that this is the case, then it must perform a goodwill impairment test by comparing the fair value of the reporting unit to its carrying value. An impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The Company performs its annual goodwill impairment test as of October 1 of each year. The Company’s annual goodwill impairment test as of October 1, 2019 did not result in a goodwill impairment charge, and the Company did not record any impairment charges related to goodwill for the nine months ended September 30, 2019 and 2018.

Impairment of long-lived assets

The Company assesses the recoverability of its long-lived assets, which include property and equipment and definite-lived intangible assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s carrying value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the nine months ended September 30, 2019 and 2018, the Company determined that there was no impairment of its long-lived assets.

Revenue recognition

Revenues are comprised of (i) revenues from the sale of the Company’s FDA-approved immunoglobulin products, (ii) product revenues from the sale of human plasma collected from the Company’s Plasma Collection Centers business segment, (iii) revenues from contract manufacturing; and (iv) license and other revenues primarily attributable to the out-licensing of ASCENIV to Biotest to market and sell this product in Europe and selected countries in North Africa and the Middle East. Biotest has provided the Company with certain services and financial payments in accordance with the related Biotest license agreement and is obligated to pay the Company certain amounts in the future if certain milestones are achieved. Deferred revenue is recognized over the term of the Biotest license. Deferred revenue is amortized into income for a period of approximately 22 years, the term of the Biotest license agreement. Deferred revenue of approximately $2.4 million and $2.5 million as of September 30, 2019 and December 31, 2018, respectively, is related to this agreement.

Product revenue is recognized when the customer is deemed to have control over the product. Control is determined based on when the product is shipped or delivered and title passes to the customer. Revenue is recorded in an amount that reflects the consideration the Company expects to receive in exchange. Revenue from the sale of immunoglobulin products is generally recognized when the product reaches the customer’s destination, and is recorded net of estimated rebates, price protection arrangements and customer incentives, including prompt pay discounts, wholesaler chargebacks and other wholesaler fees. These estimates are based on historical experience, and the Company believes that such estimates are reasonable. For revenues associated with contract manufacturing, control transfers to the customer and the performance obligation is satisfied when the customer takes possession of the product from the Boca Facility or a third party warehouse that is utilized by the Company.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Product revenues from the sale of human plasma collected at the Company’s plasma collection centers are recognized at the time control of the product has been transferred to the customer, which generally occurs at the time of shipment. Product revenues are recognized at the time of delivery to the customer if the Company retains control of the product during shipment. Payments received from customers where the foregoing revenue recognition criteria have not been satisfied are recorded as deferred revenue, and the Company has recognized $1.1 million of such deferred revenue as of September 30, 2019.

For the nine months ended September 30, 2019, four customers represented an aggregate of 86% of the Company’s consolidated revenues. For the nine months ended September 30, 2018, three customers represented an aggregate of 90% of the Company’s consolidated revenues.

Cost of product revenue

Cost of product revenue includes expenses related to process development as well as scientific and technical operations when these operations are attributable to marketed products. When the activities of these operations are attributable to new products in development, the expenses are classified as research and development expenses.

Expenses associated with remediating certain compliance issues at the Boca Facility for the nine months ended September 30, 2019 and 2018 were approximately $0.2 million and $1.3 million, respectively, and are reflected in cost of product revenue in the accompanying consolidated statements of operations.

Loss per common share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share is calculated by dividing net loss attributable to common stockholders, as adjusted for the effect of dilutive securities, if any, by the weighted average number of shares of common stock and dilutive common stock outstanding during the period. Potentially dilutive common stock includes the shares of common stock issuable upon the exercise of outstanding stock options and warrants, using the treasury stock method. Potentially dilutive common stock is excluded from the diluted loss per common share computation to the extent that it would be anti-dilutive. As a result, no potentially dilutive securities are included in the computation of any of the accompanying diluted loss per share amounts as the Company reported a net loss for all periods presented. For the nine months ended September 30, 2019 and 2018, the following securities were excluded from the calculation of diluted loss per common share because of their anti-dilutive effects:

	For the Nine Months Ended September 30,
	2019	2018
Stock options	5,639,539	4,278,324
Warrants	2,138,160	528,160
	7,777,699	4,806,484

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

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2019 and December 31, 2018, and during the nine months ended September 30, 2019 and 2018, the Company recognized no adjustments for uncertain tax positions.

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

3.	INVENTORIES

The following table provides the components of inventories:

	September 30, 2019	December 31, 2018

Raw materials	$23,471,487	$14,019,668
Work-in-process	13,955,875	—
Finished goods	2,857,977	4,596,501
Total inventories	$40,285,339	$18,616,169

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Work-in-process inventory at September 30, 2019 primarily consists of bulk drug substance and unlabeled filled vials of the Company’s immunoglobulin products. Finished goods inventory at September 30, 2019 is comprised of immunoglobulin product inventory and related intermediates that are available for commercial sale, as well as $0.5 million of plasma collected at the Company’s plasma collection center and $0.2 million of product manufactured under a contract manufacturing agreement. Finished goods inventory at December 31, 2018 is comprised of $2.3 million of Nabi-HB, $1.2 million of product manufactured under a contract manufacturing agreement and $1.1 million of plasma collected at the Company’s plasma collection centers.

4.	INTANGIBLE ASSETS

Intangible assets at September 30, 2019 and December 31, 2018 consist of the following:

	September 30, 2019			December 31, 2018
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Trademark and other intangible rights related to Nabi-HB	$4,100,046	$1,366,681	$2,733,365	$4,100,046	$927,391	$3,172,655
Rights to intermediates	907,421	302,474	604,947	907,421	205,250	702,171
Customer contract	1,076,557	1,044,161	32,396	1,076,557	946,971	129,586
	$6,084,024	$2,713,316	$3,370,708	$6,084,024	$2,079,612	$4,004,412

All of the Company’s intangible assets were acquired in the Biotest Transaction. Amortization expense related to these intangible assets for the three months ended September 30, 2019 and 2018 and nine months ended September 30, 2019 and 2018 was $0.2 million and $0.6 million, respectively. Estimated aggregate future aggregate amortization expense for the next five years is expected to be as follows:

Remainder of 2019	$211,235
2020	715,352
2021	715,352
2022	715,352
2023	715,352

5.	PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation are summarized as follows:

	September 30, 2019	December 31, 2018
Manufacturing and laboratory equipment	$8,705,021	$8,233,203
Office equipment and computer software	1,650,948	1,608,994
Furniture and fixtures	849,088	1,163,552
Construction in process	2,703,037	845,538
Leasehold improvements	1,673,084	1,660,709
Land	4,339,441	4,339,441
Buildings and building improvements	16,063,679	15,685,325
	35,984,298	33,536,762
Less: Accumulated depreciation	(5,271,383)	(3,421,032)
Total property and equipment, net	$30,712,915	$30,115,730

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

The Company recorded depreciation expense on property and equipment for the three and nine months ended September 30, 2019 of $0.6 million and $1.8 million, respectively. Depreciation expense for the three and nine months ended September 30, 2018 was $0.6 million and $1.9 million, respectively, which includes $0.1 million and $0.3 million, respectively, of depreciation on the plasma assets that were transferred to Biotest on January 1, 2019 (see Notes 1 and 11).

6.	DEBT

Senior Notes Payable

A summary of outstanding senior notes payable is as follows:

	September 30, 2019	December 31, 2018

Notes payable	$72,500,000	$30,000,000
Less:
Debt discount	(4,660,838)	(3,559,170)
Senior notes payable	$67,839,162	$26,440,830

On February 11, 2019 (the “Perceptive Closing Date”), the Company and all of its subsidiaries entered into a Credit Agreement and Guaranty (the “Perceptive Credit Agreement”) with Perceptive Credit Holdings II, LP, as the lender and administrative agent (“Perceptive”). The Perceptive Credit Agreement, as amended, provides for a senior secured term loan facility in a principal amount of up to $85.0 million (the “Perceptive Credit Facility”), comprised of (i) a term loan made on the Perceptive Closing Date in the principal amount of $45.0 million, as evidenced by the Company’s issuance of a promissory note (the “Perceptive Tranche I Note”) in favor of Perceptive on the Perceptive Closing Date (the “Perceptive Tranche I Loan”), (ii) a term loan in the principal amount of up to $27.5 million (the “Perceptive Tranche II Loan”) evidenced by the Company’s issuance of a promissory note (the “Perceptive Tranche II Note”) in favor of Perceptive on May 3, 2019; and (iii) a term loan in the principal amount of up to $12.5 million (the “Perceptive Tranche III Loan,” and together with the Perceptive Tranche I Loan and the Perceptive Tranche II Loan, the “Perceptive Loans”) to be drawn-down at the Company’s sole option. The Perceptive Tranche III Loan is the result of an amendment to the Perceptive Credit Agreement (the “Perceptive Amendment”) that the Company and Perceptive entered into on May 3, 2019, and the Perceptive Tranche III Loan became available to the Company upon the approval of the PAS on May 9, 2019. The Perceptive Credit Facility has a maturity date of March 1, 2022 (the “Maturity Date”), subject to acceleration pursuant to the Perceptive Credit Agreement, including upon an Event of Default (as defined in the Perceptive Credit Agreement).

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

Borrowings under the Perceptive Credit Agreement bear interest at a rate per annum equal to 7.5% plus the greater of (i) one-month LIBOR and (ii) 3.5%; provided, however, that upon, and during the continuance of, an Event of Default, the interest rate will automatically increase by an additional 400 basis points. Accrued interest is payable to Perceptive on the last day of each month during the term of the Perceptive Credit Facility. The rate of interest in effect as of the Perceptive Closing Date and at September 30, 2019 was 11.0%.

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

All of the Company’s obligations under the Perceptive Credit Agreement are secured by a first-priority lien and security interest in substantially all of the Company’s tangible and intangible assets, including intellectual property and all of the equity interests in the Company’s subsidiaries. The Perceptive Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The negative covenants restrict or limit the ability of the Company and its subsidiaries to, among other things and subject to certain exceptions contained in the Perceptive Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to the Company’s or subsidiaries’ business activities; make certain Investments or Restricted Payments (each as defined in the Perceptive Credit Agreement); change its fiscal year; pay dividends; repay other certain indebtedness; engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that have the impact of restricting the Company’s ability to make loan repayments under the Perceptive Credit Agreement. In addition, the Company must (i) at all times prior to the Maturity Date maintain a minimum cash balance of $3.0 million; and (ii) as of the last day of each fiscal quarter commencing with the fiscal quarter ending June 30, 2019, report revenues for the trailing 12-month period that exceed the amounts set forth in the Perceptive Credit Agreement, which range from $7.0 million for the fiscal quarter ending June 30, 2019 to $55.0 million for the fiscal quarter ending December 31, 2021. At September 30, 2019, the Company was in compliance with all of the covenants contained in the Perceptive Credit Agreement.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As consideration for the Perceptive Credit Agreement, the Company issued to Perceptive a warrant to purchase 1,360,000 shares of the Company’s common stock (the “Perceptive Warrant”) on the Perceptive Closing Date. The Perceptive Warrant has an exercise price equal to $3.28 per share, which is equal to the trailing 10-day volume weighted average price (“VWAP”) of the Company’s common stock on the business day immediately prior to the Perceptive Closing Date multiplied by 1.15. The Company valued the Perceptive Warrant at $2.7 million as of the Perceptive Closing Date and it has an expiration date of February 11, 2029. In connection with the Perceptive Amendment, the Company issued an additional warrant (the “Perceptive Tranche III Warrant” and, together with the Perceptive Warrant, the “Perceptive Warrants”) to purchase 250,000 shares of the Company’s common stock to Perceptive with an exercise price equal to $4.64 per share, which represents the trailing 10-day VWAP of the Company’s common stock as of May 2, 2019. The Perceptive Tranche III Warrant was valued by the Company at $0.9 million and has an expiration date of May 3, 2029. Perceptive has represented to the Company, among other things, that it was an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act) and the Company issued the Perceptive Warrants in reliance upon an exemption from registration contained in Section 4(2) under the Securities Act. The Perceptive Warrants and the shares of common stock issuable thereunder may not be offered, sold, pledged or otherwise transferred in the U.S. absent registration or an applicable exemption from the registration requirements under the Securities Act.

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

Subordinated Note Payable

A summary of the outstanding subordinated note payable is as follows:

	September 30, 2019	December 31, 2018
Subordinated note payable to Biotest	$15,000,000	$15,000,000
Less:
Debt discount	(100,687)	(125,816)
Subordinated note payable	$14,899,313	$14,874,184

In connection with the acquisition of the Biotest Assets (see Note 1), ADMA BioManufacturing issued a subordinated note payable to BPC and in connection therewith received cash proceeds of $15.0 million. This note has since been assigned from BPC to Biotest. The note bears interest at a rate of 6.0% per annum and matures on June 6, 2022. The Company is obligated to make semi-annual interest payments, with all principal and unpaid interest due at maturity. The note is subordinate to all amounts outstanding under the Perceptive Credit Agreement. In the event of default, all principal and unpaid interest is due on demand. The subordinated note also contains several non-financial covenants with which the Company was in compliance as of September 30, 2019.

7.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is currently authorized to issue up to 10 million shares of preferred stock, $0.0001, par value per share. There were no shares of preferred stock outstanding at September 30, 2019 and December 31, 2018.

Common Stock

As of September 30, 2019 and December 31, 2018, the Company was authorized to issue 150,000,000 and 75,000,000 shares, respectively, of its common stock, $0.0001 par value per share, and 59,318,355 and 46,353,068 shares of common stock were outstanding as of September 30, 2019 and December 31, 2018, respectively. On August 23, 2019, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of shares of common stock that the Company is authorized to issue from 75,000,000 to 150,000,000. After giving effect to shares reserved for the issuance of warrants and stock options, as of September 30, 2019, there were 82,903,946 shares of common stock available for issuance. On May 21, 2019, the Company issued 12,937,500 shares of its common stock in an underwritten public offering for gross proceeds of approximately $51.8 million. After deducting underwriters’ commissions and other expenses associated with the offering, the Company received net proceeds of $48.4 million.

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

On May 3, 2019, the Company issued the Perceptive Tranche III Warrant, whereby Perceptive may purchase an aggregate of 250,000 shares of common stock at an exercise price of $4.64 per share. The Perceptive Tranche III was exercisable on the date of issuance and was valued at $0.9 million. The Perceptive Tranche III Warrant was valued using the Black-Scholes option-pricing model assuming an expected term of 10 years, a volatility of 62.3%, a dividend yield of 0% and a risk-free interest rate of 2.54%. At September 30, 2019, the Company had outstanding warrants to purchase an aggregate of 2,138,160 shares of common stock, with a weighted average exercise price of $3.81 per share and expiration dates ranging between June 2022 and May 2029.

Equity Incentive Plans

The fair value of stock options granted under the Company’s 2007 Employee Stock Option Plan (the “2007 Plan”) and the ADMA Biologics, Inc. 2014 Omnibus Incentive Compensation Plan, as amended and restated (the “2014 Plan”), was determined on the date of grant using the Black-Scholes option valuation model. The Black-Scholes model was developed for use in estimating the fair value of publicly traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of certain subjective assumptions including the expected stock price volatility. The stock options granted to employees and directors have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. The following assumptions were used to determine the fair value of options granted during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018

Expected term	5.8 - 6.3 years	5.8-6.3 years
Volatility	54.2-62.9%	54-57%
Dividend yield	0.0	0.0
Risk-free interest rate	1.36-2.92%	2.40-2.97%

During the nine months ended September 30, 2019 and 2018, the Company granted options to purchase an aggregate of 1,493,100 and 1,064,700 shares of common stock, respectively, to its directors, employees and certain third party service providers.

The weighted average remaining contractual life of stock options outstanding and expected to vest at September 30, 2019 is 7.4 years. The weighted average remaining contractual life of stock options exercisable at September 30, 2019 is 6.2 years.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s option activity under the 2007 Plan and 2014 Plan and related information is as follows:

	Shares	Weighted Average Exercise Price
Balance at December 31, 2018	4,342,231	$5.16
Forfeited	(152,903)	$3.94
Expired	(12,985)	$4.88
Granted	1,493,100	$3.49
Exercised	(29,904)	$2.84
Balance at September 30, 2019	5,639,539	$4.76

Options exercisable	3,036,543	$5.67

During the nine months ended September 30, 2019, 29,904 options were exercised, and the Company received cash proceeds of $0.1 million.

Stock-based compensation expense for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Research and development	$95,757	$84,588	$271,823	$246,231
Plasma centers	13,333	7,836	38,086	22,682
Selling, general and administrative	491,710	444,651	1,559,530	1,245,702
Cost of product revenue	49,870	40,506	145,230	113,141
Total stock-based compensation expense	$650,670	$577,581	$2,014,669	$1,627,756

As of September 30, 2019, the Company had $5.0 million of unrecognized compensation expense related to options granted under the Company’s equity incentive plans, which is expected to be recognized over a weighted-average period of 2.6 years.

8.	RELATED PARTY TRANSACTIONS

The Company leases an office building and equipment from Areth, LLC (“Areth”) pursuant to an agreement for services effective as of January 1, 2016, as amended from time to time. Effective October 1, 2017, monthly rent on this facility was reduced to $10,000. On September 27, 2018, the agreement was amended to extend the term of the agreement through September 30, 2019. Rent expense for the three months ended September 30, 2019 and 2018 amounted to $30,000, and rent expense for the nine months September 30, 2019 and 2018 amounted to $90,000, and includes fees for the use of such office space and for other information technology, general warehousing and administrative services. Areth is a company controlled by Dr. Jerrold B. Grossman, the Vice Chairman of the Company’s Board of Directors, and Adam S. Grossman, the Company’s President and Chief Executive Officer. The Company also reimburses Areth for office and building related (common area) expenses, equipment and certain other operational expenses, which were not material to the consolidated financial statements for the three and nine months ended September 30, 2019 and 2018.

The Company is in discussions with Areth which would extend this agreement through September 30, 2020 with the same monthly rent and would contain automatic one-year renewals unless ADMA gives notice of termination in writing to Areth 60 days prior to the end of the lease term.

See Note 6 for a discussion of the Company’s credit facility and related transactions with Perceptive, a holder of more than 10% of the Company’s common stock.

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company purchases substantially all of its raw material plasma from Grifols. For the nine months ended September 30, 2019, plasma purchases from Grifols totaled approximately $16.5 million, representing approximately 78% of the Company’s total inventory purchases. For the nine months ended September 30, 2018, plasma purchases from BPC totaled $2.5, or approximately 64% of the Company’s total inventory purchases.

Post-marketing commitments

In connection with the approval of the BLA for BIVIGAM, on December 19, 2012 Biotest committed to perform two additional post-marketing studies, a pediatric study to evaluate the efficacy and safety of BIVIGAM in children and adolescents, and a post-authorization safety study to further assess the potential risk of hypotension and hepatic and renal impairment in BIVIGAM-treated patients with primary humoral immunodeficiency. These studies are still pending completion, as such ADMA has assumed the remaining obligations, and the costs of the studies will be expensed as incurred as research and development expenses. The Company currently expects both studies to be completed by the end of 2021. However, the timing of the completion of these studies is dependent upon the availability of BIVIGAM and the completion of the planned manufacturing process improvements.

Other commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of September 30, 2019. The Company does not anticipate recognizing any significant losses relating to these arrangements.

10.	SEGMENTS

The Company is engaged in the manufacture, marketing and development of specialty plasma-derived biologics. The Company’s ADMA BioManufacturing segment reflects the Company’s immune globulin manufacturing, commercial and development operations in Boca Raton, FL, acquired on June 6, 2017 (see Note 1). The Plasma Collection Centers segment consists of one FDA-licensed source plasma collection facility for the nine months ended September 30, 2019 and two FDA-licensed facilities for the nine months ended September 30, 2018. The Corporate segment includes general and administrative overhead expenses. The Company defines its segments as those business units whose operating results are regularly reviewed by the chief operating decision maker (“CODM”) to analyze performance and allocate resources. The Company’s CODM is its President and Chief Executive Officer. Summarized financial information concerning reportable segments is shown in the following tables:

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2019
	ADMA BioManufacturing	Plasma Collection Centers	Corporate	Consolidated

Revenues	$5,869,082	$1,317,713	$35,708	$7,222,503

Cost of product revenue	6,585,143	1,331,077	—	7,916,220

Loss from operations	(6,007,646)	(470,263)	(2,572,519)	(9,050,428)

Interest and other expense, net	(255,384)	—	(2,132,647)	(2,388,031)

Net loss	(6,263,030)	(470,263)	(4,705,166)	(11,438,459)

Depreciation and amortization	700,981	113,957	3,190	818,128

Total assets	87,400,781	4,105,208	46,273,784	137,779,773

Three Months Ended September 30, 2018
	ADMA BioManufacturing	Plasma Collection Centers	Corporate	Consolidated

Revenues	$1,985,630	$2,208,972	$35,708	$4,230,310

Cost of product revenue	7,671,279	1,492,830	—	9,164,109

Loss from operations	(10,214,933)	(1,257,196)	(2,319,271)	(13,791,400)

Interest and other expense, net	(255,410)	849	(1,089,524)	(1,344,085)

Net loss	(10,470,343)	(1,256,347)	(3,408,795)	(15,135,485)

Total assets	56,123,178	5,524,105	44,697,817	106,345,100

Depreciation and amortization expense	651,317	191,547	4,193	847,057

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2019
	ADMA BioManufacturing	Plasma Collection Centers	Corporate	Consolidated

Revenues	$11,215,510	$5,989,399	$107,125	$17,312,034

Cost of product revenue	22,695,870	5,116,765	—	27,812,635

Loss from operations	(25,300,237)	(832,864)	(7,464,417)	(33,597,518)

Interest and other (expense) income, net	(671,600)	13,560	(5,027,654)	(5,685,694)

Gain on transfer of plasma center assets	—	11,527,421	—	11,527,421

Loss on extinguishment of debt	—	—	(9,962,495)	(9,962,495)

Net (loss) income	(25,971,837)	10,708,117	(22,454,566)	(37,718,286)

Depreciation and amortization	2,077,221	342,156	10,173	2,429,550

Capital expenditures	2,185,554	31,988	—	2,217,542

Nine Months Ended September 30, 2018
	ADMA BioManufacturing	Plasma Collection Centers	Corporate	Consolidated

Revenues	$5,796,597	$7,025,144	$107,125	$12,928,866

Cost of product revenue	26,334,602	4,717,917	—	31,052,519

Loss from operations	(32,656,560)	(3,238,013)	(7,846,711)	(43,741,284)

Interest and other expense, net	(732,623)	(22)	(3,231,529)	(3,964,174)

Net loss	(33,389,183)	(3,238,035)	(11,078,240)	(47,705,458)

Depreciation and amortization	1,922,448	581,059	18,989	2,522,496

Capital expenditures	772,339	504,255	—	1,276,594

11.	TRANSFER OF PLASMA CENTER ASSETS

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

The Company determines if an arrangement is an operating lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. All other leases are recorded on the balance sheet with assets representing the right to use the underlying asset for the lease term and lease liabilities representing the obligation to make lease payments arising from the lease. Right-to-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of the lease payments is determined using the Company’s incremental borrowing rate as of the date of application of ASU 2016-02, or the lease commencement date. For the lease liabilities recognized upon the application of ASU 2016-02, the Company used a discount rate of 13% to determine the present value of its lease obligations. The Company’s operating lease expense is recognized on a straight-line basis over the lease term and is reflected in Plasma center operating expenses and Selling, general and administrative expenses. Aggregate rent expense and cash paid for the Company’s operating leases for the three and nine months ended September 30, 2019 was $0.1 million and $0.2 million, respectively.

In connection with the adoption of ASU 2016-02 on January 1, 2019 (see Note 2), the Company recognized right to use assets of $1.4 million and lease liabilities of approximately $1.6 million. The right-to-use assets are reflected in Deposits and other assets in the accompanying consolidated balance sheet as of September 30, 2019. Including a finance lease the Company entered into in June 2018, the Company has aggregate lease liabilities of $1.6 million as of September 30, 2019, which are comprised primarily of the lease for the Company’s plasma collection center in Kennesaw, GA and an administrative office lease in Roswell, GA related to the Company’s ADMA Bio Centers subsidiary. The Company’s operating leases have a weighted average remaining term of 6.2 years. Scheduled payments under the Company’s lease obligations are as follows:

Remainder of 2019	$103,490
Year ended December 31, 2020	407,792
2021	385,887
2022	382,287
2023	360,197
Thereafter	606,913
Total payments	2,246,566
Less: imputed interest	(660,660)
Balance at September 30, 2019	$1,585,906

On July 11, 2019, the Company entered into a new property lease where the Company intends to construct a new plasma collection facility. As of September 30, 2019, the Company has not taken possession of the leased property and the lease commencement date has not been determined. With the exception of an advance deposit and an initial months’ rent totaling approximately $19,000, no payments were made under this lease during the three months ended September 30, 2019. The initial term of the lease is for 130 months, with monthly rental payments varying between approximately $9,000 and $11,000, including common area maintenance charges.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information for the nine months ended September 30, 2019 and 2018 is as follows:

	2019	2018
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$5,614,582	$3,063,219
Noncash Financing and Investing Activities:
Equipment acquired reflected in accounts payable and accrued liabilities	$268,050	$533,921
Equipment acquired through finance lease	$—	$165,644
Warrants issued in connection with notes payable	$3,579,115	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations, which refers to our historical results, should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q, including “Risk Factors” and our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K for the year ended December 31, 2018, filed on March 13, 2019 (the “2018 10-K”). The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout or referenced within this Quarterly Report on Form 10-Q. See “Special Note Regarding Forward-Looking Statements.” Our actual results may differ materially from our current expectations.

OVERVIEW

Our Business

ADMA Biologics, Inc. (the “Company,” “ADMA,” “we,” “us” or “our”) is a commercial biopharmaceutical company dedicated to manufacturing, marketing and developing specialty plasma-derived biologics for the treatment of immunodeficient patients at risk for infection and the prevention of certain infectious diseases. Our targeted patient populations include immune-compromised individuals who suffer from an underlying immune deficiency disorder or who may be immune-suppressed for medical reasons.

We currently have three products with United States Food and Drug Administration (the “FDA”) approvals: ASCENIV (Immune Globulin Intravenous, Human – slra 10% Liquid), previously referred to as RI-002, an Intravenous Immune Globulin (“IVIG”) product indicated for the treatment of Primary Humoral Immunodeficiency Disease (“PI”), for which we received FDA approval on April 1, 2019, with the first commercial sales taking place in October 2019; BIVIGAM, an IVIG product indicated for the treatment of PI was approved on May 9, 2019 and its commercial re-launch commenced in August of 2019; and Nabi-HB (Hepatitis B Immune Globulin, Human), which is currently marketed and commercially available and is indicated for the treatment of acute exposure to blood containing Hepatitis B surface antigen (“HBsAg”) and other listed exposures to Hepatitis B. We seek to develop a pipeline of plasma-derived therapeutics, including a product candidate based on our most recently approved patent application under U.S. Patent No. 10,259,865 related to methods of treatment and prevention of S. pneumonia infection for an immunoglobulin manufactured to contain standardized antibodies to numerous serotypes of S. pneumonia. Our products and product candidates are intended to be used by physician specialists focused on caring for immune-compromised patients with or at risk for certain infectious diseases.

During fiscal 2018, through our wholly-owned subsidiary, ADMA Bio Centers Georgia, Inc. (“ADMA Bio Centers”), we operated three FDA-licensed source plasma collection facilities located in the U.S., two of which were transferred to Biotest Pharmaceuticals Corporation (“BPC”) on January 1, 2019, pursuant to the acquisition transaction described below. Our remaining source plasma collection facility located in Kennesaw, GA provides us with a portion of our blood plasma for the manufacture of our products and product candidates. In July 2019 we entered into a new property lease where we expect to initiate the construction and build-out of a new plasma collection center in the fourth quarter of 2019. We intend to open additional plasma collection centers in the U.S. during the next few years. A typical plasma collection center, such as those operated by ADMA Bio Centers, can collect approximately 30,000 to 50,000 liters of source plasma annually, which may be sold for different prices depending upon the type of plasma, quantity of purchase and market conditions at the time of sale. Plasma collected from ADMA Bio Centers' facilities that is not used to manufacture our products or product candidates is sold to third-party customers in the U.S., in other locations where plasma from ADMA Bio Centers is approved globally under supply agreements, or in the open "spot" market.

On June 6, 2017, we completed the acquisition of certain assets (the “Biotest Assets”) of the Therapy Business Unit (“BTBU”) of BPC, which included the Nabi-HB and BIVIGAM immunoglobulin products, and an FDA-licensed plasma fractionation facility located in Boca Raton, FL (the “Boca Facility”) (the “Biotest Transaction”). Prior to the closing of the Biotest Transaction, BTBU was our third-party manufacturer for ASCENIV. In addition to the manufacture and sale of our immunoglobulin products, we also provide contract manufacturing services for certain historical clients and expect to generate revenues in the future from the sale of intermediate by-products.

Upon the completion of the Biotest Transaction, we gained control over the regulatory, quality, general operations and drug substance manufacturing process at the Boca Facility. In April 2018, the FDA inspected the Boca Facility and in July 2018 our FDA status with respect to the Boca Facility improved from Official Action Indicated to Voluntary Action Indicated, and we determined that this inspection of the Boca Facility was successfully closed out. During the second quarter of 2019, we received FDA approval of the respective submissions for both ASCENIV and BIVIGAM, and the transfer of the BIVIGAM and Nabi-HB licenses from BPC to us was completed on July 2, 2019. As result, we began generating commercial revenues from BIVIGAM and ASCENIV in August and October 2019, respectively.

Our Products

ASCENIV

ASCENIV is a plasma-derived, polyclonal, IVIG. ASCENIV is manufactured under a U.S. Department of Health and Human Services License No. 2019 using a process known as fractionation, using our unique, patented plasma donor screening methodology and tailored plasma pooling design, which blends normal source plasma and plasma from donors tested to have high levels of neutralizing titers to Respiratory Syncytial Virus (“RSV”) using our proprietary microneutralization assay. This high titer plasma which meets our internal specifications for the manufacture of ASCENIV that we are able to identify with our patented testing assay amounts to less than ten percent of the total donor collection samples we test. ASCENIV contains naturally occurring polyclonal antibodies, and is indicated for the treatment of PI, also known as Primary Immune Deficiency Disease (“PIDD”), a class of inherited genetic disorders that causes a deficient or absent immune system in adults and adolescents (12 to 17 years of age). Polyclonal antibodies are proteins that are used by the body’s immune system to neutralize microbes, such as bacteria and viruses and prevent against infection and disease. ASCENIV is approved for the treatment of PIDD, having completed a pivotal Phase III clinical trial among 59 patients treated for 12 months during the pivotal investigation and met the primary endpoint of no Serious Bacterial Infections reported. Secondary efficacy endpoints further demonstrated the benefits of ASCENIV in the low incidence of infection, therapeutic antibiotic use, days missed from work/school/daycare and unscheduled medical visits and hospitalizations. We believe this FDA approval better positions ADMA to further its mission to evaluate ASCENIV in immune-compromised patients infected with or at-risk for RSV infection. We look forward to working with the FDA and the immunology and infectious disease community on developing a clinical investigation to evaluate the use of ASCENIV in this patient population in the near future. Commercial sales of ASCENIV commenced in October of 2019.

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

BPC had originally received FDA approval for BIVIGAM on December 19, 2012, prior to our acquisition of BTBU, and product sales commenced in the first quarter of 2013. On May 9, 2019, the FDA approved our Prior Approval Supplement (the “PAS”) for the use of our IVIG manufacturing process, thereby enabling us to re-launch and commercialize this product in the United States. We resumed production of BIVIGAM during the fourth quarter of 2017 after the closing of the Biotest Transaction and commercial production is ongoing, using our FDA-approved IVIG manufacturing process. The commercial re-launch and first commercial sales commenced in August of 2019.

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

Revenue Recognition

Revenues for the three and nine months ended September 30, 2019 are comprised of (i) revenues from the sale of our immunoglobulin products, (ii) product revenues from the sale of human plasma collected from our plasma collection centers business segment, (iii) contract manufacturing revenue and; and (iv) license and other revenues primarily attributable to the out-licensing of ASCENIV to Biotest AG (“Biotest”) to market and sell this product ex-U.S. in Europe and selected countries in North Africa and the Middle East. Biotest has provided us with certain services and financial payments in accordance with the related Biotest license agreement and is obligated to pay us certain amounts in the future if certain milestones are achieved. Deferred revenue is amortized into income for a period of approximately 22 years from December 31, 2012, the term of the Biotest license agreement.

Product revenue is recognized when the customer is deemed to have control over the product. Control is determined based on when the product is shipped or delivered and title passes to the customer. Revenue is recorded in an amount that reflects the consideration we expect to receive in exchange. Revenue from the sale of immunoglobulin products is generally recognized when the product reaches the customer’s destination, and is recorded net of estimated rebates, price protection arrangements and customer incentives, including prompt pay discounts, wholesaler chargebacks and other wholesaler fees. These estimates are based on historical experience, and we believe that such estimates are reasonable. For revenues associated with contract manufacturing, control transfers to the customer and the performance obligation is satisfied when the customer takes possession of the product from the Boca Facility or a third party warehouse that is utilized by the Company.

Product revenues from the sale of human plasma collected at our plasma collection centers are recognized at the time control of the product has been transferred to the customer, which generally occurs at the time of shipment. Product revenues are recognized at the time of delivery if we retain control of the product during shipment. Payments received from customers where the foregoing revenue recognition criteria have not been satisfied are recorded as deferred revenue, which is reflected as a liability in our consolidated balance sheets.

For the nine months ended September 30, 2019, four customers represented an aggregate of 86% of our consolidated revenues, with Biolife Plasma Services, L.P. (“Biolife”), Sanofi Pasteur S.A. (“Sanofi”), McKesson Corporation (“McKesson”) and AmerisourceBergen representing approximately 35%, 29%, 12% and 10%, respectively, of our consolidated revenues. For the nine months ended September 30, 2018, three customers represented an aggregate of 90% of our consolidated revenues, with BPC, AmerisourceBergen and McKesson representing 54%, 16% and 20%, respectively, of the Company’s consolidated revenues. Our supply contract to sell normal source plasma to BPC expired on December 31, 2018 and was not renewed.

Accounts Receivable

Accounts receivable are reported at realizable value, net of allowances for contractual credits and doubtful accounts, which are recognized in the period the related revenue is recorded. At September 30, 2019, three customers represented an aggregate of 88% of our total accounts receivable, with Sanofi, McKesson and BioCARE, Inc. (“BioCARE”) representing approximately 46%, 21% and 21%, respectively, of our consolidated accounts receivable. At December 31, 2018, BPC, AmerisourceBergen and Cardinal Health accounted for 59%, 23% and 12%, respectively, of our consolidated accounts receivable.

Cost of Product Revenue

Cost of product revenue includes expenses related to direct labor, direct materials, manufacturing overhead and process development as well as scientific and technical operations when these operations are attributable to marketed products. When the activities of these operations are attributable to new products in development, the expenses are classified as research and development expenses. Expenses associated with remediating the issues identified at the Boca Facility by the FDA prior to the closing of the Biotest Transaction for the nine months ended September 30, 2019 and 2018 of approximately $0.2 million and $1.3 million, respectively, are expensed as incurred and are reflected in cost of product revenue.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the grantee’s requisite vesting period on a straight-line basis. For the purpose of valuing stock options granted to our employees, directors and officers and certain third party service providers, we use the Black-Scholes option pricing model. We granted options to purchase an aggregate of 1,493,100 and 1,064,700 shares of common stock, $0.0001 par value per share (“Common Stock”) during the nine months ended September 30, 2019 and 2018, respectively. To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of the grant with a term consistent with the expected term of our awards. The expected term of the options granted is in accordance with SEC Staff Accounting Bulletins 107 and 110, and is based on the average between vesting terms and contractual terms. The expected dividend yield reflects our current and expected future policy for dividends on our Common Stock. The expected stock price volatility for our stock options was calculated by examining the historical volatility of our Common Stock since our Common Stock became publically traded in the fourth quarter of 2013.

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

Impairment of Long-Lived Assets

We assess the recoverability of our long-lived assets, which include property and equipment and definite-lived intangible assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the nine months ended September 30, 2019 and 2018, we determined that there was no impairment of our long-lived assets.

Goodwill is not amortized, but is assessed for impairment on an annual basis or more frequently if impairment indicators exist. We have the option to perform a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill and other intangible assets. If we were to conclude that this is the case, then we must perform a goodwill impairment test by comparing the fair value of the reporting unit to its carrying value. An impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value, with the impairment loss recognized not to exceed the total amount of goodwill allocated to that reporting unit. We did not recognize any impairment charges related to goodwill for the nine months ended September 30, 2019 and 2018.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2016-02 requires modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We adopted ASU 2016-02 on January 1, 2019 using the option to recognize the cumulative-effect adjustment, if any, as of the date of application, which was also January 1, 2019. As a result, there will be no restatement of comparative periods. We recognized right-to-use assets of $1.4 million and corresponding lease liabilities of approximately $1.6 million at the date of adoption (see Note 12 to the consolidated financial statements). The right-to-use assets are reflected in Deposits and other assets in the accompanying consolidated balance sheet as of September 30, 2019. We also elected the “package of practical expedients,” which permits us to not reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. In addition, we elected the short-term lease recognition exemption for all leases that qualify.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) (“ASU 2017-11”). ASU 2017-11 changed the classification analysis of certain equity-linked financial instruments (or embedded features within such instruments) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) would no longer be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with ASC 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. In addition, convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features in ASC 470-20, “Debt—Debt with Conversion and Other Options.” ASU 2017-11 became effective for us on January 1, 2019, and this update did not have a significant impact on our consolidated financial statements.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The following table presents a summary of the changes in our results of operations for the three months ended September 30, 2019, our third fiscal quarter, compared to the three months ended September 30, 2018:

	Three Months Ended September 30,
	2019	2018	Increase (Decrease)
Revenues	$7,222,503	$4,230,310	$2,992,193
Cost of product revenue (exclusive of amortization expense shown below)	7,916,220	9,164,109	(1,247,889)
Gross loss	(693,717)	(4,933,799)	4,240,082
Research and development expenses	491,404	1,002,818	(511,414)
Plasma center operating expenses	456,899	1,973,338	(1,516,439)
Amortization of intangibles	211,235	211,235	—
Selling, general and administrative expenses	7,197,173	5,670,210	1,526,963
Loss from operations	(9,050,428)	(13,791,400)	4,740,972
Interest expense	(2,649,404)	(1,402,475)	(1,246,929)
Interest and other income, net	261,373	58,390	202,983
Net loss	$(11,438,459)	$(15,135,485)	$3,697,026

Revenues

We recorded total revenues of $7.2 million during the three months ended September 30, 2019, as compared to $4.2 million during the three months ended September 30, 2018, an increase of $3.0 million, or approximately 71%. The increase is mainly due to increased sales and production throughput of our immunoglobulin products generated by our Boca Facility manufacturing operations in 2019 totaling $3.9 million, partially offset by a $0.9 million decrease in plasma revenues resulting from the transfer of two of our plasma collection facilities to BPC on January 1, 2019 in connection with the BTBU acquisition. All immunoglobulin production revenues derived from contract manufacturing is related to an agreement we assumed from BPC as part of the BTBU acquisition. While we expect to generate additional revenue under this contract in the fourth quarter of 2019, this contract will expire at the end of 2019.

Cost of Product Revenue

Cost of product revenue was $7.9 million for the three months ended September 30, 2019, as compared to $9.2 million for the three months ended September 30, 2018, a decrease of $1.2 million, and reflects a reduction in underabsorbed manufacturing expenses at the Boca Facility in the amount of $2.0 million related to increased production during the third quarter in preparation for the commercial re-launch of BIVIGAM, partially offset by cost of product revenue for contract manufacturing of $0.7 million in 2019 with no comparable amount for 2018.

Research and Development Expenses

R&D expenses totaled $0.5 million for the three months ended September 30, 2019, as compared to $1.0 million for the three months ended September 30, 2018. As a result of the approval of ASCENIV by the FDA on April 1, 2019, we no longer charge the RSV assay and other testing, storage and transportation costs for high-titer plasma used in the manufacture of ASCENIV to R&D expense, but instead reflect those costs as part of the cost of the raw material plasma.

Plasma Center Operating Expenses

Plasma center operating expenses were $0.5 million for the three months ended September 30, 2019, as compared to $2.0 million for the three months ended September 30, 2018. Plasma center operating expenses consist of certain general and administrative plasma center costs, including rent, maintenance, utilities, compensation and benefits for center and administrative staff, advertising and promotion expenses and computer software fees related to donor collections. The decrease in plasma center operating expenses is attributable to the transfer of two of our plasma collection centers to BPC on January 1, 2019, as well as increased plasma collections at our Kennesaw, GA plasma collection facility, which are recorded as inventory.

Amortization of Intangibles

Amortization expense pertains to the amortization of intangible assets acquired in the Biotest Transaction, and was $0.2 million for the three months ended September 30, 2019 and 2018.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $7.2 million for the three months ended September 30, 2019, an increase of $1.5 million from the three months ended September 30, 2018. The increase was primarily due to increases in professional services associated with the BIVIGAM and ASCENIV product launches as well as enhancements to our information technology and customer support infrastructure necessary to support our commercialization plans.

Loss from Operations

Our operating loss was $9.1 million for the third quarter of 2019, as compared to $13.8 million for the third quarter of 2018. The $4.7 million decrease in operating loss was mainly due to increased revenues in 2019 and to the decreases in plasma center operating expenses and R&D expenses, partially offset by higher SG&A expenses.

Interest Expense

Interest expense was $2.6 million for the three months ended September 30, 2019, as compared to $1.4 million for the three months ended September 30, 2018. In February of 2019, we refinanced our senior debt, resulting in an increase in the outstanding principal balance from $30 million to $45 million (see “Liquidity and Capital Resources”), and in May of 2019 we borrowed an additional $27.5 million, resulting in higher interest expense for the period. These additional borrowings will also result in increased interest expense in future periods.

Net Loss

Our net loss was $11.4 million for the three months ended September 30, 2019, as compared to $15.1 million for the three months ended September 30, 2018. The reduction in net loss of $3.7 million was the result of the lower operating loss for the quarter, partially offset by higher interest expense.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The following table presents a summary of the changes in our results of operations for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018:

	Nine Months Ended September 30,
	2019	2018	Increase (Decrease)
Revenues	$17,312,034	$12,928,866	$4,383,168
Cost of product revenue (exclusive of amortization expense shown below)	27,812,635	31,052,519	(3,239,884)
Gross loss	(10,500,601)	(18,123,653)	7,623,052
Research and development expenses	1,879,025	3,008,816	(1,129,791)
Plasma center operating expenses	1,705,498	5,545,240	(3,839,742)
Amortization of intangibles	633,704	633,704	—
Selling, general and administrative expenses	18,878,690	16,429,871	2,448,819
Loss from operations	(33,597,518)	(43,741,284)	10,143,766
Interest expense	(6,262,489)	(4,084,815)	(2,177,674)
Loss on extinguishment of debt	(9,962,495)	—	(9,962,495)
Gain on transfer of plasma center assets	11,527,421	—	11,527,421
Interest and other income, net	576,795	120,641	456,154
Net loss	$(37,718,286)	$(47,705,458)	$9,987,172

Revenues

We recorded total revenues of $17.3 million during the nine months ended September 30, 2019, as compared to $12.9 million during the nine months ended September 30, 2018, an increase of $4.4 million, or approximately 34%. The increase is mainly due to increased sales and production throughput of our immunoglobulin products generated by our Boca Facility manufacturing operations in 2019 partially offset by a decrease in plasma revenues resulting from the transfer of two of our plasma collection facilities to BPC on January 1, 2019.

Cost of Product Revenue

Cost of product revenue was $27.8 million for the nine months ended September 30, 2019, as compared to $31.1 million for the nine months ended September 30, 2018, a decrease of approximately $3.2 million. During the first nine months of 2018, we produced three lots of ASCENIV and one lot of BIVIGAM, which we charged to expense in the amount of $4.0 million as these products had yet to be approved by the FDA at the time the lots were produced, as compared to one lot of BIVIGAM charged to expense in 2019 in the amount of $0.6 million. In addition, facilities remediation costs decreased by $1.1 million and underabsorbed manufacturing expenses decreased by $0.6 million in 2019 compared to 2018. These amounts were partially offset by cost of product revenue related to contract manufacturing in the amount of $1.9 million in 2019.

Research and Development Expenses

R&D expenses totaled $1.9 million for the nine months ended September 30, 2019, as compared to $3.0 million for the nine months ended September 30, 2018. The decrease is the result of the approval of testing, storage and transportation costs for high-titer plasma used in the manufacture of ASCENIV no longer being recorded to R&D expense as of April 1, 2019.

Plasma Center Operating Expenses

Plasma center operating expenses were $1.7 million for the nine months ended September 30, 2019, as compared to $5.5 million for the nine months ended September 30, 2018. The decrease in plasma center operating expenses is attributable to the transfer of two of our plasma collection centers to BPC on January 1, 2019.

Amortization of Intangibles

Amortization expense pertains to the amortization of intangible assets acquired in the Biotest Transaction, and was $0.6 million for the nine months ended September 30, 2019 and 2018.

Selling, General and Administrative Expenses

SG&A expenses were $18.9 million for the nine months ended September 30, 2019, an increase of approximately $2.4 million from the nine months ended September 30, 2018. The increase was primarily due to increases in professional services associated with the BIVIGAM and ASCENIV product launches as well as enhancements to our information technology and customer support infrastructure necessary to support our commercialization plans and increases in employee related costs.

Loss from Operations

Our operating loss was $33.6 million for the first nine months of 2019, as compared to $43.7 million for the first nine months of 2018. The decrease in operating loss was mainly due to the increases in revenue and decreases in cost of product revenue, plasma center operating expenses and R&D expenses, partially offset by higher SG&A expenses.

Interest Expense

Interest expense was $6.3 million for the nine months ended September 30, 2019, as compared to $4.1 million for the nine months ended September 30, 2018. In February of 2019, we refinanced our senior debt, resulting in an increase in the outstanding principal balance from $30 million to $45 million (see “Liquidity and Capital Resources”), and in May of 2019 we borrowed an additional $27.5 million, resulting in higher interest expense for the period.

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

Net Loss

Our net loss was $37.7 million for the nine months ended September 30, 2019, as compared to $47.7 million for the nine months ended September 30, 2018. The reduction in net loss of $10.0 million was the result of the lower operating loss for the period and the gain on the transfer of plasma center assets, largely offset by the loss on extinguishment of debt and the increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2019, we had working capital of $82.2 million, including cash and cash equivalents of $48.0 million, and stockholders’ equity of $36.1 million, as compared to working capital of $34.9 million, including cash and cash equivalents of $22.8 million, and stockholders’ equity of $19.8 million as of December 31, 2018. We have had limited revenue from operations, incurred an accumulated deficit of $254.2 million since inception, had negative cash flows from operations of $56.5 million and $43.9 million for the nine months ended September 30, 2019 and 2018, respectively, and had negative cash flows from operations of $62.7 million and $37.3 million for the years ended December 31, 2018 and 2017, respectively. We have funded our operations to date primarily from the sale of our equity and debt securities, acquisition proceeds from the Biotest Transaction and loans from our primary stockholders.

We expect to continue to spend substantial amounts on procurement of raw material plasma and other raw materials necessary to scale up our manufacturing operations, commercial product launches, capacity expansion at the Boca Facility, building additional plasma collection facilities, product development, quality assurance, regulatory affairs and conducting clinical trials for our product candidates and purchasing clinical trial materials, some of which may be required by the FDA. Based upon our current projected revenue and expenditures, including capital expenditures and continued implementation of our commercialization and expansion activities, we currently believe that our cash, cash equivalents, projected revenue and accounts receivable, along with the additional $12.5 million we are able to access under our senior credit facility, will be sufficient to fund our operations, as currently conducted, into the fourth quarter of 2020. In order to have sufficient cash to fund our operations thereafter and to continue as a going concern, we will need to raise additional capital before the end of the fourth quarter of 2020. These estimates may change based upon the success of our commercial manufacturing ramp-up activities, the acceptability and reimbursement of BIVIGAM and ASCENIV by physicians, patients or payers, and the various financing options that may be available to us. Other than the $12.5 million commitment currently available under our senior credit facility as discussed below, we currently have no firm commitments for additional financing, and there can be no assurances that we will be able to secure additional financing on terms that are acceptable to us, or at all. Furthermore, if our assumptions underlying our estimated expenses and revenues are incorrect, we may have to raise additional capital sooner than currently anticipated.

Our long-term liquidity depends upon our ability to raise additional capital, fund capacity expansion and commercial programs and generate sufficient revenues from our products, several of which have only recently achieved commercial status, to cover our operating expenses and meet our obligations on a timely basis. We believe that we will continue to incur losses and negative cash flows from operating activities through the foreseeable future. Failure to secure any necessary financing in a timely manner and on commercially reasonable terms could have a material adverse effect on our business plan and financial performance and we could be forced to delay or discontinue our capacity expansion, commercialization, product development or clinical trial activities, delay or discontinue the approval efforts for any of our product candidates, or potentially cease operations. In addition, we could also be forced to reduce or forgo sales and marketing efforts and forgo attractive business opportunities. Due to numerous risks and uncertainties associated with FDA approvals related to the commercialization of our products, ongoing remediation, compliance requirements and capacity expansion efforts at the Boca Facility, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures required to fund our commercialization and other development activities. Our current estimates may be subject to change as circumstances regarding our business requirements evolve. As such, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

We may decide to raise capital through public or private equity offerings or debt financings, or obtain a bank credit facility or enter into corporate collaboration and licensing arrangements. The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders and, in such event, the market value of our Common Stock may decline. The incurrence of additional indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations or other financing alternatives. In addition, we are exploring additional contract manufacturing arrangements and other business development opportunities, which may provide additional liquidity to us.

On May 21, 2019, we issued 12,937,500 shares of our Common Stock in an underwritten public offering for gross proceeds of $51.75 million, before deducting underwriting discounts and commissions and other offering expenses payable by us. The net proceeds of $48.4 million from the offering have been and will continue to be used (i) to support the commercial launch of ASCENIV, which commenced in October 2019, (ii) for the commercial re-launch of BIVIGAM, (iii) to expand the manufacturing capacity of the Boca Facility, (iv) for the procurement of raw materials for the manufacturing of ASCENIV and BIVIGAM, (v) to expand our plasma collection facility network; and (vi) for general corporate purposes and other capital expenditures.

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

On the Perceptive Closing Date, we used $30.0 million of the Perceptive Tranche I Loan to terminate and pay in full all of the outstanding obligations under our previously existing credit agreement with Marathon Healthcare Finance Fund, L.P. (“Marathon”) (the “Marathon Credit Facility”) that we entered into in October 2017. We also used proceeds from the Perceptive Tranche I Loan to (i) pay a deferred facility fee to Marathon of $2.8 million, (ii) pay a prepayment penalty to Marathon of $6.5 million, (iii) pay outstanding accrued interest to Marathon of $0.7 million and (iv) pay certain fees and expenses incurred in connection with the Perceptive Credit Facility of approximately $1.5 million. In addition, on the Perceptive Closing Date, Marathon released to us the $4.0 million of cash held in a debt service reserve account, per the terms of the Marathon Credit Facility.

As consideration for the Perceptive Credit Agreement, we issued to Perceptive, on the Perceptive Closing Date, a warrant to purchase 1,360,000 shares of our Common Stock (the “Perceptive Warrant”). The Perceptive Warrant has an exercise price equal to $3.28 per share, which is equal to the trailing 10-day volume weighted average price (“VWAP”) of our Common Stock on the business day immediately prior to the Perceptive Closing Date multiplied by 1.15. We valued the Perceptive Warrant at $2.7 million as of the Perceptive Closing Date, and it has an expiration date of February 11, 2029.

On May 3, 2019, as a result of the FDA’s approval of ASCENIV, we accessed the additional $27.5 million available under the Perceptive Credit Facility through the issuance of a promissory note evidencing the Perceptive Tranche II Loan. The proceeds from the Perceptive Tranche II Loan were used to support the commercial launches of ASCENIV and BIVIGAM, including the procurement of raw material inventory, and for working capital and general corporate purposes.

Also on May 3, 2019, we and Perceptive entered into an amendment to the Perceptive Credit Agreement (the “Perceptive Amendment”) whereby Perceptive agreed to an additional commitment under the Perceptive Credit Facility in the principal amount of up to $12.5 million (the “Perceptive Tranche III Loan” and, together with the Initial Perceptive Loans, the “Perceptive Loans”). The Perceptive Tranche III Loan was subject to the satisfaction of certain conditions, including, but not limited to, FDA approval of the BIVIGAM PAS, which we received on May 9, 2019, and no Material Adverse Changes (as defined in the Perceptive Credit Agreement) having occurred since December 31, 2018; provided that the Perceptive Tranche III Loan would not be made later than March 31, 2020. The Perceptive Tranche III Loan has terms that are substantially identical to those of the Initial Perceptive Loans. The Perceptive Tranche III Loan required us to pay certain proceeds of the Perceptive Tranche II Loan to Perceptive on May 3, 2019 as a facility fee. In addition, we issued a warrant (the “Perceptive Tranche III Warrant” and, together with the Perceptive Warrant, the “Perceptive Warrants”) to purchase 250,000 shares of our Common Stock to Perceptive with an exercise price equal to $4.64 per share, which represents the trailing 10-day VWAP of our Common Stock as of May 2, 2019. The Perceptive Tranche III Warrant has an expiration date of May 3, 2029. The Perceptive Warrants were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act.

Borrowings under the Perceptive Credit Agreement bear interest at a rate per annum equal to 7.5% plus the greater of (i) one-month LIBOR and (ii) 3.5%; provided, however, that upon, and during the continuance of, an Event of Default, the interest rate will automatically increase by an additional 400 basis points. Under the terms of the Perceptive Credit Facility, we pay accrued interest to Perceptive on the last day of each month of approximately $0.7 million per month. The rate of interest in effect as of the Perceptive Closing Date and as of September 30, 2019 was 11.0%.

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

All of our obligations under the Perceptive Credit Agreement are secured by a first-priority lien and security interest in substantially all of our tangible and intangible assets, including intellectual property and all of the equity interests in our subsidiaries. The Perceptive Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The negative covenants restrict or limit our ability to, among other things and subject to certain exceptions contained in the Perceptive Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to our business activities; make certain Investments or Restricted Payments (each as defined in the Perceptive Credit Agreement); change our fiscal year; pay dividends; repay other certain indebtedness; engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that have the impact of restricting our ability to make loan repayments under the Perceptive Credit Agreement. In addition, we must (i) at all times prior to the Maturity Date maintain a minimum cash balance of $3.0 million; and (ii) as of the last day of each fiscal quarter commencing with the fiscal quarter ending June 30, 2019, report revenues for the trailing 12-month period that exceed the amounts set forth in the Perceptive Credit Agreement, which range from $7.0 million for the fiscal quarter ending June 30, 2019 to $55.0 million for the fiscal quarter ending December 31, 2021. At September 30, 2019, we were in compliance with all of the covenants under the Perceptive Credit Facility.

On June 18, 2018, we completed an underwritten public offering of 9,623,430 shares of our Common Stock for gross proceeds of $46.0 million. We received net proceeds from this offering, after underwriters’ commissions and other offering expenses, of $42.9 million. The net proceeds were used (i) for continued remediation and ongoing improvement and enhancements at the Boca Facility, (ii) to submit the PAS for, and re-launch of, BIVIGAM, (iii) to resubmit the RI-002 BLA, (iv) for expenses associated with obtaining with FDA approval of our Kennesaw, GA plasma collection facility; and (v) for general corporate purposes, including capital expenditures.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2019	2018
Net cash used in operating activities	$(56,541,468)	$(43,885,558)
Net cash used in investing activities	(2,217,542)	(1,276,594)
Net cash provided by financing activities	80,010,310	42,922,067
Net change in cash and cash equivalents	21,251,300	(2,240,085)

Cash and cash equivalents, including restricted cash - beginning of period	26,754,852	48,607,574
Cash and cash equivalents, including restricted cash - end of period	$48,006,152	$46,367,489

Net Cash Used in Operating Activities

Cash used in operations for the nine months ended September 30, 2019 was $56.5 million, an increase of $12.7 million from the same period of a year ago, mainly due to increases in inventory and accounts receivable. The following table illustrates the primary components of our cash flows from operations:

	Nine Months Ended September 30,
	2019	2018
Net loss	$(37,718,286)	$(47,705,458)
Non-cash expenses, gains and losses	3,518,792	4,864,998
Changes in accounts receivable	(5,923,040)	(246,640)
Changes in inventories	(21,870,736)	(1,249,253)
Changes in prepaid expenses and other current assets	44,081	(80,295)
Changes in accounts payable and accrued expenses	4,385,874	359,813
Other	1,021,847	171,277
Cash used in operations	$(56,541,468)	$(43,885,558)

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2019 and 2018 was $2.2 million and $1.3 million, respectively, consisting of capital expenditures at the Boca Facility. Although we have no specific material commitments for capital expenditures as of September 30, 2019, we expect our total capital expenditures will be between $1.0 million and $3.0 million for the remainder of fiscal 2019.

Net Cash Provided by Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2019 was $80.0 million, which is comprised of the net proceeds received from our May 2019 equity offering in the amount of $48.4 million and the $31.6 million of net proceeds received from the refinancing of our senior credit facility and the subsequent Perceptive Tranche II Loan. Net cash provided by financing activities for the nine months ended September 30, 2018 of $42.9 million reflects the net proceeds received from our June 2018 equity offering.

Effect of Inflation

Inflation or changing prices did not have a significant impact on our net sales, revenues or net loss for the nine months ended September 30, 2019 or in 2018 or 2017.

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

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of September 30, 2019. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of September 30, 2019 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Described below are various significant risks and uncertainties that may affect our business. These risks and uncertainties are not the only ones we face. Other significant risks and uncertainties may arise in the future, which we cannot foresee at this time. Also, the risks that we now foresee might affect us to a greater or different degree than expected. Certain risks and uncertainties, including ones that we currently deem immaterial or that are similar to those faced by other companies in our industry or business in general, may also affect our business. If any of the risks described below actually occur, our business, financial condition or results of operations could be materially and adversely affected.

Risks Relating to our Business

To date, we have generated limited product revenues, have a history of losses and will need to raise additional capital to operate our business, which may not be available on favorable terms, if at all.

To date, we have generated a substantial portion of our revenues from the sale of plasma by our plasma collections facilities. Following completion of the Biotest Transaction, we began generating revenues from the sale of Nabi-HB, and we recorded additional revenue in connection with a contract manufacturing agreement. On April 1, 2019, the FDA approved ASCENIV, formerly referred to as RI-002, and the first commercial sales of this product took place in October 2019. On May 9, 2019 we received approval from the FDA for BIVIGAM, and the commercial re-launch of this product commenced in August 2019.

Our long-term liquidity will depend upon our ability to raise additional capital, fund and successfully implement our research and development and commercial programs, establish and build out a commercial sales force and commercial infrastructure and meet our ongoing obligations. If we are unable to successfully raise additional capital before the end of the fourth quarter of 2020, we will likely not have sufficient cash flow and liquidity to fund our business operations as we currently operate, forcing us to potentially curtail our activities and significantly reduce or cease operations. Even if we are able to raise additional capital, such financings may only be available on unattractive terms, resulting in significant dilution of stockholders’ interests and, in such event, the value and potential future market price of our Common Stock may decline. In addition, if we raise additional funds through license arrangements or through the disposition of any of our assets, it may be necessary to relinquish potentially valuable rights to our product candidates or assets or grant licenses on terms that are not favorable to us.

Based upon our projected revenue and expenditures for fiscal 2019, including continued implementation of our commercialization and expansion activities and certain other assumptions, we currently believe that our cash, cash equivalents, projected revenue and accounts receivable, along with the additional funds we are able to draw down through our existing senior credit facility (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), will be sufficient to fund our operations, as currently conducted, into the fourth quarter of 2020. In order to have sufficient cash to fund our operations thereafter and to continue as a going concern, we will need to raise additional equity or debt financing before the end of the fourth quarter of 2020. This timeframe may change based upon how quickly we are able to execute on our ADMA BioManufacturing operations, commercial manufacturing ramp-up activities and the various financing options we are exploring. Other than the additional $12.5 million that became available under the Perceptive Credit Facility as a result of the FDA approval of BIVIGAM, we currently do not have arrangements to obtain additional financing. Any such financing could be difficult to obtain or only available on unattractive terms and could result in significant dilution to stockholders. Failure to secure necessary financing in a timely manner and on favorable terms could have a material adverse effect on our business plan and financial performance and could delay, discontinue or prevent product development, clinical trials, commercialization activities or the approval of any of our potential products. In addition, we could be forced to reduce or forgo sales and marketing efforts and forgo attractive business opportunities.

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

Prior to the closing of the Biotest Transaction, BTBU was our third-party manufacturer for ASCENIV, formerly referred to as RI-002. In response to our BLA submission for RI-002 in 2015 (the “RI-002 BLA”), in July 2016 the FDA issued a CRL for RI-002 (the “RI-002 CRL”). The RI-002 CRL did not specify or request the need for any addition clinical trials or data; however, the RI-002 CRL reaffirmed the issues set forth in the Warning Letter issued to Biotest relating to inspection issues identified at the Boca Facility. The FDA identified in the RI-002 CRL, among other things, certain outstanding inspection issues and deficiencies related to CMC and Good Manufacturing Practices (“GMP”) at the Boca Facility and at certain of our third-party vendors, and requested documentation of corrections for a number of these issues. The FDA indicated in the RI-002 CRL that it could not grant final approval of our RI-002 BLA until, among other things, these deficiencies are resolved. Following the completion of the Biotest Transaction, we gained control over the regulatory, quality, general operations and drug substance manufacturing process at the Boca Facility, and our highest priority has been to remediate the outstanding compliance issues at the Boca Facility as indicated in the Warning Letter. We worked with a consulting firm consisting of quality management systems and biologics production subject matter experts with extensive experience in remediating compliance and inspection issues related to quality management systems that manages a robust team of subject matter experts in plasma derived products and biologic drugs to assist us in addressing all identified CMC and current good manufacturing practice (“cGMP”) issues and deficiencies. Although we received FDA approval of our RI-002 BLA on April 1, 2019, we have not received a “Warning Letter close-out letter” from the FDA. We believe that we have successfully closed out the April 2018 FDA inspection of the Boca Facility, however there can be no assurances as to the timing by which the FDA may make any post-approval determinations concerning our compliance status. There can also be no assurances that our ongoing efforts to remediate the Warning Letter and other inspection issues and deficiencies at the Boca Facility have been effective or whether the FDA will accept these efforts. Failure to timely and fully remediate the issues identified in the Warning Letter and other inspection issues and deficiencies would have a material adverse effect on our business (including the ability to timely commercialize our products), prospects, financial condition and results of operations. Additionally, we are unable to control the timing of FDA inspections, responses, meeting requests, teleconference requests, requests for clarifications and similar regulatory communications as well as whether or not the FDA will change its requirements, guidance or expectations.

We are currently not profitable and may never become profitable.

We have a history of losses and expect to incur substantial losses and negative operating cash flow for the foreseeable future, and we may never achieve or maintain profitability. For the years ended December 31, 2018 and 2017, we incurred net losses of $65.7 million and $43.8 million, respectively, and for the nine months ended September 30, 2019 and 2018, we incurred net losses of $37.7 million and $47.7 million, respectively. From our inception in 2004 through September 30, 2019, we have incurred an accumulated deficit of $254.2 million. Even if we succeed in developing and commercializing one or more of our products and product candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our operating expenses will increase substantially in the foreseeable future as we:

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

Although our financial statements have been prepared on a going concern basis, we must raise additional capital before the end of the fourth quarter of 2020 to fund our operations in order to continue as a going concern.

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

We anticipate that our principal sources of liquidity will only be sufficient to fund our activities, as currently conducted, into the fourth quarter of 2020. In order to have sufficient cash to fund our operations thereafter and to continue as a going concern, we will need to raise additional equity or debt financing before the end of the fourth quarter of 2020. This time frame may change based upon how quickly we are able to execute on our quality management systems’ remediation plans for the ADMA BioManufacturing operations, commercial manufacturing ramp-up activities and the various financing options we are exploring. In order to have sufficient cash to fund our operations thereafter, we will need to raise additional equity or debt capital, and we cannot provide any assurance that we will be successful in doing so. If our assumptions underlying our estimated expenses prove to be wrong, we may have to raise additional capital sooner than the fourth quarter of 2020.

We have a limited operating history upon which to base an investment decision.

We have not demonstrated an ability to perform the functions necessary for the successful commercialization of our FDA-approved products. The successful development and commercialization of ASCENIV, BIVIGAM or any product candidate will require us or our third party service providers to perform a variety of functions, including:

•	undertaking product development and clinical trials;

•	participating in regulatory approval processes;

•	Formulating, manufacturing and fill/finishing products; and

•	conducting sales and marketing activities.

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

If we do not obtain and maintain the necessary U.S. or worldwide regulatory approvals to commercialize a product candidate, we will not be able to sell that product candidate, which would make it difficult for us to recover the costs of researching and developing such product candidate.

If we are not be able to generate revenue from our products and product candidates, our sources of revenue may continue to be from a product mix consisting only of plasma collection and sales revenues, revenues generated from sales of our FDA-approved commercial products, revenues generated from ongoing contract manufacturing for third parties and revenues generated from the sales of manufacturing intermediates. We cannot assure you that we will receive the approvals necessary to commercialize any product candidate we may acquire or develop in the future. In order to obtain FDA approval of any product candidate requiring FDA approval, our clinical development must demonstrate that the product candidate is safe for humans and effective for its intended use, and we must successfully complete an FDA BLA review. Obtaining FDA approval of a product candidate generally requires significant research and testing, referred to as preclinical studies, as well as human tests, referred to as clinical trials. Satisfaction of the FDA's regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in products that the FDA considers safe for humans and effective for indicated uses. The FDA has substantial discretion in the product approval process and may require us to conduct additional preclinical and clinical testing or to perform post-marketing studies, or may require additional CMC or other data and information, and the development and provision of this data and information may be time-consuming and expensive. There are numerous FDA personnel assigned to review different aspects of a BLA, and uncertainties can be presented by their ability to exercise judgment and discretion during the review process. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may:

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

Although we have received approval from the FDA to market or seek approval for ASCENIV for PIDD, our ability to market or seek approval for ASCENIV for alternative indications could be limited, unless additional clinical trials are conducted successfully and the FDA approves a BLA or other required submission for review.

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

With the approval of ASCENIV, we plan to commercialize this product, while also continuing our research and development activities. There can be no assurance that we will be able to successfully manage the balance of our research and development operations with our planned commercialization activities. Potential investors and stockholders should be aware of the problems, delays, expenses and difficulties frequently encountered by companies balancing development of product candidates, which can include problems such as unanticipated issues relating to clinical trials and receipt of approvals from the FDA and foreign regulatory bodies, with commercialization efforts, which can include problems related to managing manufacturing and supply, reimbursement, marketing challenges, development of a comprehensive compliance program, and other related and additional costs. For example, the raw material plasma we collect and procure to manufacture ASCENIV using our patented proprietary microneutralization assay is comprised of plasma collected from donors which contains high titer antibodies to RSV.  This high titer plasma which meets our internal specifications for the manufacture of ASCENIV that we are able to identify with our patented testing assay amounts to less than ten percent of the total donor collection samples we test. Our product candidates will require significant additional research and clinical trials, and we will need to overcome significant regulatory burdens prior to commercialization in the United States and other countries. In addition, we may be required to spend significant funds on building out our commercial operations. There can be no assurance that after the expenditure of substantial funds and efforts, we will successfully develop and commercialize any of our product candidates, generate any significant revenues or ever achieve and maintain a substantial level of sales of our products.

We depend on third-party researchers, developers and vendors to develop, manufacture and test products and product candidates, and such parties are, to some extent, outside of our control.

We depend on independent investigators and collaborators, such as universities and medical institutions, contract laboratories, clinical research organizations, contract manufacturers, contract fill/finishers and consultants to conduct our preclinical, clinical trials, CMC testing and other activities under agreements with us. These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs. These investigators may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our product-development programs, or if their performance is substandard, the approval of our FDA application(s), if any, and our introduction of new products, if any, will be delayed. These collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators assist our competitors at our expense, our competitive position would be harmed. Additionally, any change in the regulatory compliance status of any of our vendors may impede our ability to receive approval for our product candidates.

Historically, a single customer or a few customers have accounted for a significant amount of our total revenue and the loss of any of these customers could have a material adverse effect on our business, results of operations and financial condition.

Historically, a significant amount of our total revenue is attributable to a single customer, BPC. For the year ended December 31, 2018, BPC, McKesson and AmerisourceBergen represented 56%, 16% and 15%, respectively, of our total revenue. For the nine months ended September 30, 2019, four customers represented an aggregate of 86% of our consolidated revenues, with Biolife, Sanofi, McKesson and AmerisourceBergen representing approximately 35%, 29%, 12% and 10%, respectively, of our consolidated revenues.

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

Additionally, an adverse change in the financial condition of Biolife, McKesson, Sanofi or AmerisourceBergen could have a material adverse effect on our business and results of operations.

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

Even if the FDA approves a product made by us, physicians, payers and patients may not accept and use it. Acceptance and use of our products will depend on a number of factors including:

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

We may not be able to officially resolve or receive a final close-out letter with respect to the Warning Letter issued to Biotest’s License #1792 for the Boca Facility even though ADMA operates under its own License #2019.

We may not be able to officially close-out the Warning Letter issued to Biotest under their license #1792 related to the Boca Facility, even though ADMA was issued its own FDA license #2019 in July 2019. As part of the remediation of the Warning Letter, in December 2016 BTBU temporarily suspended the production of BIVIGAM in order to focus on the completion of planned improvements to the manufacturing process. As a result, BIVIGAM was not available for sale or distribution throughout fiscal 2017. Failure to address the underlying concerns at the Boca Facility that resulted in the Warning Letter and the CRL in July 2016 that identified deficiencies and inspection issues related to certain of our third-party contract manufacturers, including BPC, and provide requested documentation of corrections for a number of these issues, could disrupt our business operations and the timing of our commercialization efforts and may have a material adverse effect on our financial condition and operating results. In April 2018, the FDA inspected the Boca Facility and in July 2018 our FDA status resulted improved from OAI to VAI and this inspection of the Boca Facility has been successfully closed-out as indicated on the FDA’s website inspection database. In April 2019, the FDA approved ASCENIV and in May 2019 the FDA approved BIVIGAM, and we anticipate having these products available for commercial launch during the second half of 2019. On July 2, 2019 the FDA notified us that the licenses for BIVIGAM and Nabi-HB have been revoked from BPC, U.S. License No. 1792 and transferred and issued to our U.S. License No. 2019. However, the FDA has yet to inform us that the outstanding issues set forth in the Warning Letter have been officially resolved, and there is no assurance and no definitive timeline as to when or if the Warning Letter will be officially resolved by the FDA.

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

On May 3, 2019, we amended the Perceptive Credit Agreement which provides for a senior secured term loan facility in an aggregate amount of up to $85.0 million, comprised of (i) the Perceptive Tranche I Loan made on February 11, 2019 with an outstanding principal amount of $45.0 million, (ii) the Perceptive Tranche II Loan made on May 3, 2019 with an outstanding principal amount of $27.5 million, and (iii) the Perceptive Tranche III Loan in the principal amount of $12.5 million which has yet to be drawn down and is available until March 31, 2020, (together with the Perceptive Tranche I Term Loan and the Perceptive Tranche II Loan, the “Loans”). The Loans each have a maturity date of March 1, 2022, subject to acceleration pursuant to the Perceptive Credit Agreement, including upon an Event of Default (as defined in the Credit Agreement). The Loans are secured by substantially all of our assets, including our intellectual property. Events of Default include, among others, non-payment of principal, interest, or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material contracts and events constituting a change of control. In addition to an increase in the rate of interest on the Loans of 4% per annum, the occurrence of an Event of Default could result in, among other things, the termination of commitments under the Perceptive Credit Facility, the declaration that all outstanding Loans are immediately due and payable in whole or in part, and Perceptive taking immediate possession of, and selling, any collateral securing the Loans.

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

We will need to hire additional qualified personnel with expertise in commercialization, sales, marketing, medical affairs, reimbursement, government regulation, formulation, quality control, manufacturing and finance and accounting. In particular, over the next 12-24 months, we expect to hire several new employees devoted to commercialization, sales, marketing, medical and scientific affairs, regulatory affairs, quality control, financial, general and operational management. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for such individuals is intense, and we cannot assure you that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success and any failure to do so successfully may have a material adverse effect on us.

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

For example, under the Anti-Kickback Statute and similar state laws and regulations, the offer or payment of anything of value for patient referrals, or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease, or ordering of any time or service reimbursable in whole or in part by a federal health care program is prohibited.  This places constraints on the marketing and promotion of products and on common business arrangements, such as discounted terms and volume incentives for customers in a position to recommend or choose products for patients, such as physicians and hospitals, and these practices can result in substantial legal penalties, including, among others, exclusion from the Medicare and Medicaid programs. Arrangements with referral sources such as purchasers, group purchasing organizations, physicians and pharmacists must be structured with care to comply with applicable requirements. Legislators and regulators may seek to further restrict the scope of financial relationships that are considered appropriate. For example, HHS issued a proposed rule in February 2019, which aims to eliminate certain Anti-Kickback Statute safe harbor protection for drug rebates. Also, certain business practices, such as payments of consulting fees to healthcare providers, sponsorship of educational or research grants, charitable donations, interactions with healthcare providers that prescribe products for uses not approved by the FDA and financial support for continuing medical education programs, must be conducted within narrowly prescribed and controlled limits to avoid any possibility of wrongfully influencing healthcare providers to prescribe or purchase particular products or as a reward for past prescribing. Under the Patient Protection and Affordable Care Act (“ACA”) and the companion Health Care and Education Reconciliation Act, which together are referred to as the “Healthcare Reform Law,” payments and transfers of value by pharmaceutical manufacturers subject to this “Sunshine Act” and its implementing regulations to U.S.–licensed physicians and teaching hospitals, must be tracked and reported, and will be publicly disclosed. Such “applicable manufacturers” are also required to report certain ownership interests held by physicians and their immediate family members. In 2018, the Sunshine Act was extended to require tracking and reporting of payments and transfers of value to physician assistants, nurse practitioners, and other mid-level practitioners (with reporting requirements going into effect in 2022 for payments and transfers of value made in 2021). A number of states have similar laws in place. Additional and stricter prohibitions could be implemented by federal and state authorities. Where such practices have been found to be improper incentives to use such products, government investigations and assessments of penalties against manufacturers have resulted in substantial damages and fines. Many manufacturers have been required to enter into consent decrees or orders that prescribe allowable corporate conduct.

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

Our operations have consumed substantial amounts of cash since inception. For the nine months ended September 30, 2019 and 2018, we had negative cash flows from operations of $56.5 million and $43.9 million, respectively, and for the years ended December 31, 2018 and 2017, we had negative cash flows from operations of approximately $62.7 million and $37.3 million, respectively. We expect to continue to spend substantial amounts on procurement of raw material plasma and other raw materials necessary to scale up our manufacturing operations, commercial product launches, capacity expansion at the Boca Facility, building additional plasma collection facilities, product development, quality assurance, regulatory affairs and conducting clinical trials for our product candidates and purchasing clinical trial materials, some of which may be required by the FDA. We currently anticipate, based upon our projected revenue and expenditures, as well as the additional funds we are able to draw down under the Credit Agreement, that our current cash, cash equivalents and accounts receivable will be sufficient to fund our operations, as currently conducted, into the fourth quarter of 2020. In order to have sufficient cash to fund our operations thereafter and to continue as a going concern, we will need to raise additional equity or debt financing before the end of the fourth quarter of 2020. This time frame may change based upon how quickly we are able to execute on our operational initiatives and the various financing options that may be available to us in 2020. However, if the assumptions underlying our estimated expenses prove to be incorrect, we may have to raise additional capital sooner than we currently expect. Until such time, if ever, as we can generate a sufficient amount of product revenue to achieve profitability, we expect to continue to finance our operations through additional equity or debt financings or corporate collaboration and licensing arrangements. If we are unable to raise additional capital as needed, we will have to delay, curtail or eliminate our commercialization efforts or our product development activities, including conducting clinical trials for our product candidates and purchasing clinical trial materials.

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

As of November 1, 2019, most of our 59,318,355 outstanding shares of Common Stock, as well as a substantial number of shares of our Common Stock underlying outstanding warrants, were available for sale in the public market, subject to certain restrictions with respect to sales of our Common Stock by our affiliates, either pursuant to Rule 144 (“Rule 144”) under the Securities Act of 1933, as amended (the “Securities Act”), or under effective registration statements. Pursuant to the Stockholders’ Agreement, until December 6, 2020, subject to certain limited exceptions, sales of the 4,295,580 shares of Common Stock held by The Biotest Divestiture Trust (the “Biotest Trust”) (as successor-in-interest to BPC) may not exceed 15% of the issued and outstanding Common Stock of ADMA in any twelve-month period; provided, however, that if our market capitalization increases to double our market capitalization immediately following the closing of the Biotest Transaction, then the Biotest Trust may sell up to 20% of our issued and outstanding Common Stock in any twelve-month period; provided, further, that (x) if our market capitalization increases to triple our market capitalization immediately following the closing of the Biotest Transaction, or (y) upon the one-year anniversary of the Biotest Trust holding less than a 25% economic interest in us, which occurred on May 14, 2018 following the transfer of the NV Biotest Shares to us, then the Biotest Trust may sell any amount of its equity interests in us at any time (subject to applicable securities laws). Sales of a substantial number of shares of our Common Stock, or the perception that such sales may occur, may adversely impact the market price of our Common Stock.

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

As of November 1, 2019, Perceptive, our directors and executive officers and their affiliates beneficially owned approximately 31% of the outstanding shares of our Common Stock. Additionally, on November 14, 2018, the standstill provisions contained in that certain Stockholders Agreement, dated as of June 6, 2017, by and between us and BPC, as amended by that certain Share Transfer, Amendment and Release Agreement, dated as of May 14, 2018, with BPC, Biotest AG and the Biotest Trust, which prohibited the Biotest Trust from, among other things, acquiring more than (i) 50%, less one share, of our issued and outstanding shares of capital stock on an as-converted basis, or (ii) 30% of the issued and outstanding shares of Common Stock, terminated and are of no further force and effect. Such event could result in the Biotest Trust acquiring additional shares of our Common Stock or taking other actions with the goal of acquiring additional shares of our Common Stock.

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

If we fail to adhere to the strict listing requirements of the Nasdaq Global Market (“Nasdaq”), we may be subject to delisting. As a result, our stock price may decline and our Common Stock may be delisted.  If our stock were no longer listed on Nasdaq, the liquidity of our securities likely would be impaired.

Our Common Stock currently trades on the Nasdaq Global Market under the symbol “ADMA.” If we fail to adhere to Nasdaq's strict listing criteria, including with respect to stock price, our market capitalization and stockholders’ equity, our stock may be delisted. This could potentially impair the liquidity of our securities not only in the number of shares that could be bought and sold at a given price, which may be depressed by the relative illiquidity, but also through delays in the timing of transactions and the potential reduction in media coverage. As a result, an investor might find it more difficult to dispose of our Common Stock. We believe that current and prospective investors would view an investment in our Common Stock more favorably if it continues to be listed on Nasdaq. Any failure at any time to meet the Nasdaq continued listing requirements could have an adverse impact on the value of and trading activity of our Common Stock. Although we currently satisfy the listing criteria for Nasdaq, if our stock price declines dramatically, we could be at risk of failing to meet the Nasdaq continued listing criteria.

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

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board. Currently, our Certificate of Incorporation authorizes the issuance of up to 150,000,000 shares of Common Stock. As of September 30, 2019, there were 82,903,946 shares remaining available for issuance, after giving effect to 7,777,699 shares of our Common Stock which were subject to outstanding stock options, warrants or other convertible securities as of September 30, 2019 that may be issued by us without stockholder approval.

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

ADMA Biologics, Inc.

Date: November 6, 2019	By:	/s/ Adam S. Grossman
		Name:	Adam S. Grossman
		Title:	President and Chief Executive Officer

Date: November 6, 2019	By:	/s/ Brian Lenz
		Name:	Brian Lenz
		Title:	Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1†	Amendment #1 to Transition Services Agreement, dated as of August 29, 2019, by and between ADMA Biomanufacturing, LLC and Biotest Pharmaceuticals Corporation (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K, filed on September 5, 2019).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from ADMA Biologics, Inc.’s Form 10-Q for the quarter ended September 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2019 (Unaudited) and December 31, 2018, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited) for the three and nine months ended September 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2019 and 2018, and (v) Notes to (Unaudited) Condensed Consolidated Financial Statements.

_______________________________

* Filed herewith.

** In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

† Portions of this exhibit and the schedules thereto, marked by brackets, have been omitted pursuant to Item 601(b)(10) of Regulation S-K under the Securities Act of 1933, as amended, because they are both (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed. The registrant undertakes to promptly provide an unredacted copy of the exhibit on a supplemental basis, if requested by the Commission or its staff.