Form 10-Q
period 2020-03-31
ADMA BIOLOGICS, INC.
filed 2020-05-06
CIK 1368514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 4, 2020, there were 86,345,313 shares of the issuer’s common stock outstanding.

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

Special Note Regarding Forward-Looking Statements

Some of the information in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. These statements include, among others, statements about:

•	our ability to manufacture BIVIGAM on a commercial scale and commercialize this product as a result of the approval of the Prior Approval Supplement for BIVIGAM by the U.S. Food and Drug Administration (the “FDA”) on May 9, 2019;

•	our ability to manufacture ASCENIV on a commercial scale and commercialize this product as a result of the FDA approval of ASCENIV’s Biologics License Application on April 1, 2019;

•	our plans to develop, manufacture, market, launch and expand our commercial infrastructure and commercialize our current and future products and the success of such efforts;

•	the safety, efficacy and expected timing of and our ability to obtain and maintain regulatory approvals for our current products and product candidates, and the labeling or nature of any such approvals;

•	the achievement of or expected timing, progress and results of clinical development, clinical trials and potential regulatory approvals for our product candidates;

•	our dependence upon our third-party customers and vendors and their compliance with applicable regulatory requirements;

•	our ability to obtain adequate quantities of FDA-approved plasma with proper specifications;

•	our plans to increase our supplies of source plasma, which include plasma collection center expansion and reliance of third-party supply agreements as well as any extensions to such agreements;

•	the potential indications for our products and product candidates;

•	potential investigational new product applications;

•	the acceptability of any of our products, including Nabi-HB, BIVIGAM and ASCENIV, for any purpose, including FDA-approved indications, by physicians, patients or payers;

•	our plans to evaluate the clinical and regulatory paths to grow the ASCENIV franchise through expanded FDA-approved uses;

•	Federal, state and local regulatory and business review processes and timing by such governmental and regulatory agencies of our business and regulatory submissions;

•	concurrence by the FDA with our conclusions concerning our products and product candidates;

•	the comparability of results of our hyperimmune and immune globulin products to other comparably run hyperimmune and immune globulin clinical trials;

•	the potential for ASCENIV and BIVIGAM to provide meaningful clinical improvement for patients living with Primary Immune Deficiency Disease, Primary Humoral Immunodeficiency Disease (“PIDD” or “PI”) or other immune deficiencies or any other condition for which the products may be prescribed or evaluated;

•	our ability to market and promote Nabi-HB in a highly competitive environment with increasing competition from other antiviral therapies and to generate meaningful revenues from this product;

ii

•	our intellectual property position and the defense thereof, including our expectations regarding the scope of patent protection with respect to ASCENIV or other future pipeline product candidates;

•	our manufacturing capabilities, third-party contractor capabilities and vertical integration strategy;

•	our plans related to the expansion of our manufacturing capacity, yield improvements, supply-chain robustness, distribution and other collaborative agreements and the success of such endeavors;

•	our estimates regarding revenues, expenses, capital requirements, timing to profitability and the need for and availability of additional financing;

•	possible or likely reimbursement levels for our currently marketed products;

•	estimates regarding market size, projected growth and sales of our existing products as well as our expectations of market acceptance of ASCENIV and BIVIGAM;

•	potential effects of the coronavirus (COVID-19) pandemic on our business, financial condition, liquidity and results of operations, and our ability to continue operations in the same manner as previously conducted prior to the macroeconomic effects of the COVID-19 pandemic;

•	future domestic and global economic conditions or performance; and

•	expectations for future capital requirements.

These statements may be found under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Quarterly Report on Form 10-Q. Forward-looking statements may be identified by the use of terms such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” or “should” or the negative thereof or other variations thereof or comparable terminology. Our actual results could differ materially from those contained in the forward-looking statements due to the factors described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. Any forward-looking statement included or incorporated by reference in this Quarterly Report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions related to our operations, industry and future growth. These forward-looking statements speak only as of the dates such statements are made and we undertake no obligation to publicly update any forward-looking statements or to publicly announce revisions to any of the forward-looking statements, unless otherwise required by the federal securities laws.

iii

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$101,235,699	$26,752,135
Accounts receivable, net	7,107,834	3,469,919
Inventories	52,288,803	53,064,734
Prepaid expenses and other current assets	4,855,344	2,533,593
Total current assets	165,487,680	85,820,381
Property and equipment, net	35,060,795	31,741,317
Intangible assets, net	2,980,636	3,159,474
Goodwill	3,529,509	3,529,509
Deposits and other assets	3,465,207	2,840,044
TOTAL ASSETS	$210,523,827	$127,090,725

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,152,239	$9,174,591
Accrued expenses and other current liabilities	4,419,043	4,481,395
Current portion of deferred revenue	142,834	142,834
Current portion of lease obligations	193,987	229,073
Total current liabilities	13,908,103	14,027,893
Senior notes payable, net of discount	81,212,090	68,291,163
Deferred revenue, net of current portion	2,225,823	2,261,532
Subordinated note payable, net of discount	14,916,837	14,908,053
Lease obligations, net of current portion	1,831,639	1,302,361
Other non-current liabilities	93,652	106,574
TOTAL LIABILITIES	114,188,144	100,897,576

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock - voting, $0.0001 par value, 150,000,000 shares authorized, 86,345,313 and 59,318,355 shares issued and outstanding	8,635	5,932
Additional paid-in capital	380,288,833	290,903,772
Accumulated deficit	(283,961,785)	(264,716,555)
TOTAL STOCKHOLDERS' EQUITY	96,335,683	26,193,149
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$210,523,827	$127,090,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2020	2019
REVENUES:
Product revenue	$10,164,036	$3,492,881
License revenue	35,708	35,708
Total Revenues	10,199,744	3,528,589

OPERATING EXPENSES:
Cost of product revenue (exclusive of amortization expense shown below)	16,829,226	9,405,179
Research and development	1,528,738	870,635
Plasma center operating expenses	500,644	654,486
Amortization of intangible assets	178,838	211,235
Selling, general and administrative	7,932,084	5,595,470
Total operating expenses	26,969,530	16,737,005

LOSS FROM OPERATIONS	(16,769,786)	(13,208,416)

OTHER INCOME (EXPENSE):
Interest and other income	248,068	127,399
Interest expense	(2,717,091)	(1,540,507)
Loss on extinguishment of debt	—	(9,962,495)
Gain on transfer of plasma center assets	—	11,527,421
Other expense, net	(6,421)	(11,357)
Other (expense) income, net	(2,475,444)	140,461

NET LOSS	$(19,245,230)	$(13,067,955)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.26)	$(0.28)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	73,781,507	46,353,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(Unaudited)

For the Three Months Ended March 31, 2020

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	59,318,355	$5,932	$290,903,772	$(264,716,555)	$26,193,149
Stock-based compensation	—	—	676,548	—	676,548
Issuance of common stock, net of offering expenses	27,025,000	2,703	88,701,336	—	88,704,039
Exercise of stock options	1,958	—	7,177	—	7,177
Net loss	—	—	—	(19,245,230)	(19,245,230)
Balance at March 31, 2020	86,345,313	$8,635	$380,288,833	$(283,961,785)	$96,335,683

For the Three Months Ended March 31, 2019

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	46,353,068	$4,635	$236,203,041	$(216,437,238)	$19,770,438
Stock-based compensation	—	—	637,263	—	637,263
Warrants issued in connection with note payable	—	—	2,699,208	—	2,699,208
Net loss	—	—	—	(13,067,955)	(13,067,955)
Balance at March 31, 2019	46,353,068	$4,635	$239,539,512	$(229,505,193)	$10,038,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,245,230)	$(13,067,955)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	788,838	805,330
Loss on disposal of fixed assets	976	391
Stock-based compensation	676,548	637,263
Gain on transfer of plasma center assets	—	(11,527,420)
Amortization of debt discount	429,711	244,767
Loss on extinguishment of debt	—	9,962,495
Amortization of license revenue	(35,708)	(35,708)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(3,637,915)	82,037
Inventories	775,932	(25,310)
Prepaid expenses and other current assets	(2,321,751)	(289,134)
Deposits and other assets	(79,532)	179,644
Accounts payable	(22,356)	(420,601)
Accrued expenses	(1,930,591)	(762,541)
Other current and non-current liabilities	(45,882)	(70,442)
Net cash used in operating activities	(24,646,960)	(14,287,184)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,074,876)	(110,453)
Proceeds from the sale of property and equipment	2,000
Net cash used in investing activities	(2,072,876)	(110,453)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	—	(30,000,000)
Payment of end of term fee	—	(2,760,000)
Payment of debt refinancing fees	—	(6,499,867)
Proceeds from issuance of note payable	12,500,000	45,000,000
Payment of debt issuance costs	—	(1,555,762)
Proceeds from the issuance of common stock, net of offering expenses	88,704,039	—
Proceeds from the exercise of stock options	7,177	—
Payments on finance lease obligations	(7,816)	(7,308)
Net cash provided by financing activities	101,203,400	4,177,063

Net increase (decrease) in cash and cash equivalents	74,483,564	(10,220,574)
Cash and cash equivalents, including restricted cash - beginning of period	26,752,135	26,754,852
Cash and cash equivalents - end of period	$101,235,699	$16,534,278

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS

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

ADMA operates through its wholly-owned subsidiaries ADMA BioManufacturing, LLC (“ADMA BioManufacturing”) and ADMA Bio Centers Georgia Inc. (“ADMA Bio Centers”). ADMA BioManufacturing was formed in January 2017 to facilitate the acquisition of the Biotest Therapy Business Unit (“BTBU”) from BPC Plasma, Inc. (formerly Biotest Pharmaceuticals Corporation) (“BPC” and, together with Biotest AG, “Biotest”) as more fully described below. BTBU had been the Company’s third-party manufacturer for its then-lead pipeline product candidate, ASCENIV, previously referred to as “RI-002.” ADMA Bio Centers is the Company’s source plasma collection business with a plasma collection facility located in the U.S., which holds an approved license with the U.S. Food and Drug Administration (the “FDA”).

The Company has three FDA-approved products, all of which are currently marketed and commercially available: (i) BIVIGAM (Immune Globulin Intravenous, Human), an Intravenous Immune Globulin (“IVIG”) product indicated for the treatment of Primary Humoral Immunodeficiency (“PI”), also known as Primary Immunodeficiency Disease (“PIDD”), and for which we received FDA approval on May 9, 2019 for the commercial re-launch of the product and commenced the commercial re-launch in August 2019; (ii) ASCENIV (Immune Globulin Intravenous, Human – slra 10% Liquid), an IVIG product indicated for the treatment of PI, for which we received FDA approval on April 1, 2019 and commenced first commercial sales in October 2019; and (iii) Nabi-HB (Hepatitis B Immune Globulin, Human), which is indicated for the treatment of acute exposure to blood containing Hepatitis B surface antigen (“HBsAg”) and other listed exposures to Hepatitis B. The Company seeks to develop a pipeline of plasma-derived therapeutics, and its products and product candidates are intended to be used by physician specialists focused on caring for immune-compromised patients with or at risk for certain infectious diseases.

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

As of March 31, 2020, the Company had working capital of $151.6 million, including $101.2 million of cash and cash equivalents. Based upon the Company’s current projected revenue and expenditures, including capital expenditures and continued implementation of the Company’s commercialization and expansion activities, as well as certain other assumptions, the Company’s management currently believes that its cash, cash equivalents, projected revenue and accounts receivable will be sufficient to fund ADMA’s operations, as currently conducted, into the second quarter of 2021. In order to have sufficient cash to fund its operations thereafter, the Company anticipates it will need to raise additional capital before the end of the second quarter of 2021. These estimates may change based upon the success of the Company’s commercial sales of its products, manufacturing ramp-up activities, the acceptability of ADMA’s immune globulin products by physicians, patients or payers and the various financing options that may be available to the Company. The Company currently has no firm commitments for additional financing, and there can be no assurance that the Company will be able to secure additional financing on terms that are acceptable to the Company, or at all. Furthermore, if the Company’s assumptions underlying its estimated expenses and revenues are incorrect, it may have to raise additional capital sooner than currently anticipated.

Due to numerous risks and uncertainties associated with FDA approvals related to the Company’s products or the labeled indications of such products, ongoing compliance requirements and capacity expansion efforts at the Company’s Boca Facility and future commercialization of the Company’s products, including the Company’s ability to obtain adequate quantities of FDA-approved plasma with proper specifications on acceptable terms for use in the Company’s manufacturing process, as well as the additional uncertainties surrounding the COVID-19 pandemic (see Note 9) the Company is unable to estimate with certainty the amounts of increased capital outlays and operating expenditures required to fund its commercial and development activities. The Company’s current estimates may be subject to change as circumstances regarding its business requirements evolve. Failure to secure any necessary financing in a timely manner and on commercially reasonable terms could have a material adverse effect on the Company’s business plan and financial performance and it could be forced to delay or discontinue its commercialization, product development or clinical activities or delay or discontinue the approval efforts for any of the Company’s products or product candidates. The Company has reported cumulative losses since inception in June 2004 through March 31, 2020 of $284.0 million. As such, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts and the classification of liabilities that might be necessary from the outcome of this uncertainty.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 13, 2020. The accompanying consolidated balance sheet as of December 31, 2019 was derived from the audited financial statements for the year ended December 31, 2019. These condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X, and therefore omit or condense certain footnotes and other information normally included in complete consolidated financial statements prepared in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2020 and its results of operations, changes in equity and cash flows for the three months ended March 31, 2020.

During the three months ended March 31, 2020 and 2019, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying condensed consolidated statements of operations. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Use of estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the realizable value of accounts receivable, valuation of inventory, assumptions used in projecting future liquidity and capital requirements, assumptions used in the fair value of awards granted under the Company’s equity incentive plans and warrants issued in connection with the issuance of notes payable and the valuation allowance for the Company’s deferred tax assets.

Fair value of financial instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, are shown at cost which approximates fair value due to the short-term nature of these instruments. The debt outstanding under the Company’s senior secured term loan (see Note 6) approximates fair value due to the variable interest rate on this debt. With respect to the subordinated note payable in the amount of $15.0 million as of March 31, 2020 and December 31, 2019, which is held by Biotest, a principal stockholder of the Company at the time the note was issued and was issued concurrent with an acquisition transaction with an affiliate of such stockholder (see Note 6), the Company has concluded that an estimation of fair value for this note is not practicable.

Accounts receivable

Accounts receivable is reported at realizable value, net of allowances for contractual credits and doubtful accounts, which are recognized in the period the related revenue is recorded. The Company extends credit to its customers based upon an evaluation of each customer's financial condition and credit history. Evaluations of the financial condition and associated credit risk of customers are performed on an ongoing basis. Based on these evaluations, the Company has concluded that the credit risk is minimal. At March 31, 2020, three customers accounted for an aggregate of 84% of the Company’s total accounts receivable, and at December 31, 2019, two customers accounted for 89% of the Company’s total accounts receivable.

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired by the Company. Goodwill at March 31, 2020 and December 31, 2019 was $3.5 million. All of the Company’s goodwill is attributable to the acquisition of its ADMA BioManufacturing business segment.

Goodwill is not amortized, but is assessed for impairment on an annual basis or more frequently if impairment indicators exist. The Company has the option to perform a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill and other intangible assets. If the Company concludes that this is the case, then it must perform a goodwill impairment test by comparing the fair value of the reporting unit to its carrying value. An impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The Company performs its annual goodwill impairment test as of October 1 of each year. The Company’s annual goodwill impairment test as of October 1, 2019 did not result in a goodwill impairment charge, and the Company did not record any impairment charges related to goodwill for the three months ended March 31, 2020 and 2019.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Impairment of long-lived assets

The Company assesses the recoverability of its long-lived assets, which include property and equipment and definite-lived intangible assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s carrying value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the three months ended March 31, 2020 and 2019, the Company determined that there was no impairment of its long-lived assets.

Revenue recognition

Revenues for the three months ended March 31, 2020 and 2019 are comprised of (i) revenues from the sale of the Company’s immunoglobulin products, ASCENIV, BIVIGAM and Nabi-HB, (ii) product revenues from the sale of human plasma collected from the Company’s Plasma Collection Centers business segment, (iii) contract manufacturing revenue, (iv) revenues from the sale of intermediate by-products; and (v) license and other revenues primarily attributable to the out-licensing of ASCENIV to Biotest in 2012 to market and sell this product in Europe and selected countries in North Africa and the Middle East. Biotest has provided the Company with certain services and financial payments in accordance with the related Biotest license agreement and is obligated to pay the Company certain amounts in the future if certain milestones are achieved. Deferred revenue is recognized over the term of the Biotest license. Deferred revenue is amortized into income for a period of approximately 22 years, the term of the Biotest license agreement.

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

For the three months ended March 31, 2020, three customers represented an aggregate of 82% of the Company’s consolidated revenues. For the three months ended March 31, 2019, two customers represented an aggregate of 81% of the Company’s consolidated revenues.

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Loss per common share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share is calculated by dividing net loss attributable to common stockholders, as adjusted for the effect of dilutive securities, if any, by the weighted average number of shares of common stock and dilutive common stock outstanding during the period. Potentially dilutive common stock includes the shares of common stock issuable upon the exercise of outstanding stock options and warrants, using the treasury stock method. Potentially dilutive common stock is excluded from the diluted loss per common share computation to the extent that it would be anti-dilutive. As a result, no potentially dilutive securities are included in the computation of any of the accompanying diluted loss per share amounts as the Company reported a net loss for all periods presented. For the three months ended March 31, 2020 and 2019, the following securities were excluded from the calculation of diluted loss per common share because of their anti-dilutive effects:

	For the Three Months Ended March 31,
	2020	2019
Stock options	6,753,354	5,599,435
Restricted stock units	333,500	—
Warrants	2,138,160	1,888,160
	9,225,014	7,487,595

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

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2020 and December 31, 2019, and during the three months ended March 31, 2020 and 2019, the Company recognized no adjustments for uncertain tax positions.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”), which requires financial assets to be presented at the net amount expected to be collected, with an allowance for credit losses to be deducted from the amortized cost basis of the financial asset such that the net carrying value of the asset is presented as the amount expected to be collected. Under ASU 2016-13, the entity’s statement of operations is required to reflect the measurement of credit losses for newly recognized financial assets, as well as expected increases or decreases in expected credit losses that have taken place during the period. For public business entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019. The Company adopted ASU No. 2016-13, and the adoption of this update did not have a significant impact on the Company’s consolidated financial statements.

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

3.	INVENTORIES

The following table provides the components of inventories:

	March 31, 2020	December 31, 2019

Raw materials	$29,717,087	$33,381,806
Work-in-progress	17,139,411	14,455,665
Finished goods	5,432,305	5,227,263
Total inventories	$52,288,803	$53,064,734

Raw materials includes plasma and other materials expected to be used in the production of ASCENIV, BIVIGAM and Nabi-HB, as there are alternative uses for these materials that provide a probable future benefit or will be consumed in the production of goods expected to be available for sale. All other activities and materials associated with the production of inventories used in research and development activities are expensed as incurred.

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	INTANGIBLE ASSETS

Intangible assets at March 31, 2020 and December 31, 2019 consist of the following:

	March 31, 2020			December 31, 2019
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Trademark and other intangible rights related to Nabi-HB	$4,100,046	$1,659,542	$2,440,504	$4,100,046	$1,513,112	$2,586,934
Rights to intermediates	907,421	367,289	540,132	907,421	334,881	572,540
Customer contract	1,076,557	1,076,557	—	1,076,557	1,076,557	—
	$6,084,024	$3,103,388	$2,980,636	$6,084,024	$2,924,550	$3,159,474

All of the Company’s intangible assets were acquired in the Biotest Transaction. Amortization expense related to these intangible assets for the three months ended March 31, 2020 and 2019 was $0.2 million. Estimated aggregate future aggregate amortization expense for the next five years is expected to be as follows:

Remainder of 2020	$536,514
2021	715,352
2022	715,352
2023	715,352
2024	298,066

5.	PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation are summarized as follows:

	March 31, 2020	December 31, 2019
Manufacturing and laboratory equipment	$9,524,749	$8,831,817
Office equipment and computer software	2,220,856	1,690,248
Furniture and fixtures	1,133,132	582,088
Construction in process	6,022,188	4,285,915
Leasehold improvements	1,673,084	1,673,084
Land	4,339,441	4,339,441
Buildings and building improvements	16,480,277	16,063,680
	41,393,727	37,466,273
Less: Accumulated depreciation	(6,332,932)	(5,724,956)
Total property and equipment, net	$35,060,795	$31,741,317

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

The Company recorded depreciation expense on property and equipment for the three months ended March 31, 2020 and 2019 of $0.6 million.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	DEBT

Senior Notes Payable

A summary of outstanding senior notes payable is as follows:

	March 31, 2020	December 31, 2019

Notes payable	$85,000,000	$72,500,000
Less:
Debt discount	(3,787,910)	(4,208,837)
Senior notes payable	$81,212,090	$68,291,163

On February 11, 2019 (the “Perceptive Closing Date”), the Company and all of its subsidiaries entered into a Credit Agreement and Guaranty (the “Perceptive Credit Agreement”) with Perceptive Credit Holdings II, LP, as the lender and administrative agent (“Perceptive”). The Perceptive Credit Agreement, as amended, provides for a senior secured term loan facility in a principal amount of up to $85.0 million (the “Perceptive Credit Facility”), comprised of (i) a term loan made on the Perceptive Closing Date in the principal amount of $45.0 million, as evidenced by the Company’s issuance of a promissory note (the “Perceptive Tranche I Note”) in favor of Perceptive on the Perceptive Closing Date (the “Perceptive Tranche I Loan”), (ii) a term loan in the principal amount of up to $27.5 million (the “Perceptive Tranche II Loan”) evidenced by the Company’s issuance of a promissory note (the “Perceptive Tranche II Note”) in favor of Perceptive on May 3, 2019; and (iii) a term loan in the principal amount of up to $12.5 million evidenced by the Company’s issuance of a promissory note (the “Perceptive Tranche III Note”) in favor of Perceptive on March 20, 2020 (the “Perceptive Tranche III Loan,” and together with the Perceptive Tranche I Loan and the Perceptive Tranche II Loan, the “Perceptive Loans”). The Perceptive Tranche III Loan is the result of an amendment to the Perceptive Credit Agreement (the “Perceptive Amendment”) that the Company and Perceptive entered into on May 3, 2019, and the Perceptive Tranche III Loan became available to the Company upon the approval of BIVIGAM on May 9, 2019. The Perceptive Credit Facility has a maturity date of March 1, 2022 (the “Maturity Date”), subject to acceleration pursuant to the Perceptive Credit Agreement, including upon an Event of Default (as defined in the Perceptive Credit Agreement).

On the Perceptive Closing Date, the Company used $30.0 million of the Perceptive Tranche I Loan to terminate and pay in full all of the outstanding obligations under its previously existing credit agreement with Marathon Healthcare Finance Fund, L.P. (“Marathon”) (the “Marathon Credit Facility”). The Company also used proceeds from the Perceptive Tranche I Loan to: (i) pay a deferred facility fee to Marathon in the amount of $2.8 million, (ii) pay a prepayment penalty to Marathon in the amount of $6.5 million, (iii) pay outstanding accrued interest to Marathon in the amount of $0.7 million, and (iv) pay certain fees and expenses incurred in connection with the Perceptive Credit Facility of approximately $1.5 million. In addition, Marathon released $4.0 million of cash to the Company that was held in a debt service reserve account per the terms of the Marathon Credit Facility. In connection with the Perceptive Amendment, the Company paid an additional facility fee to Perceptive in the amount of $0.1 million on May 3, 2019.

As a result of the Company’s entering into the Perceptive Credit Agreement and terminating the Marathon Credit Facility, the Company recognized a loss on the extinguishment of debt for the three months ended March 31, 2019 in the amount of approximately $10.0 million, comprised of the $6.5 million prepayment penalty and the write-off of unamortized debt discount related to the Marathon Credit Facility in the amount of $3.5 million.

Borrowings under the Perceptive Credit Agreement bear interest at a rate per annum equal to 7.5% plus the greater of (i) one-month LIBOR and (ii) 3.5%; provided, however, that upon, and during the continuance of, an Event of Default, the interest rate will automatically increase by an additional 400 basis points. Accrued interest is payable to Perceptive on the last day of each month during the term of the Perceptive Credit Facility. The rate of interest in effect as of the Perceptive Closing Date and at March 31, 2020 was 11.0%.

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

All of the Company’s obligations under the Perceptive Credit Agreement are secured by a first-priority lien and security interest in substantially all of the Company’s tangible and intangible assets, including intellectual property and all of the equity interests in the Company’s subsidiaries. The Perceptive Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The negative covenants restrict or limit the ability of the Company and its subsidiaries to, among other things and subject to certain exceptions contained in the Perceptive Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to the Company’s or subsidiaries’ business activities; make certain Investments or Restricted Payments (each as defined in the Perceptive Credit Agreement); change its fiscal year; pay dividends; repay other certain indebtedness; engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that have the impact of restricting the Company’s ability to make loan repayments under the Perceptive Credit Agreement. In addition, the Company must (i) at all times prior to the Maturity Date maintain a minimum cash balance of $3.0 million; and (ii) as of the last day of each fiscal quarter commencing with the fiscal quarter ending June 30, 2019, report revenues for the trailing 12-month period that exceed the amounts set forth in the Perceptive Credit Agreement, which range from $7.0 million for the fiscal quarter ended June 30, 2019 to $55.0 million for the fiscal quarter ending December 31, 2021. At March 31, 2020, the Company was in compliance with all of the covenants contained in the Perceptive Credit Agreement.

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Subordinated Note Payable

A summary of the outstanding subordinated note payable is as follows:

	March 31, 2020	December 31, 2019
Subordinated note payable to Biotest	$15,000,000	$15,000,000
Less:
Debt discount	(83,163)	(91,947)
Subordinated note payable	$14,916,837	$14,908,053

In connection with the acquisition of the Biotest Assets (see Note 1), ADMA BioManufacturing issued a subordinated note payable to BPC and in connection therewith received cash proceeds of $15.0 million. This note has since been assigned from BPC to Biotest AG. The note bears interest at a rate of 6.0% per annum and matures on June 6, 2022. The Company is obligated to make semi-annual interest payments, with all principal and unpaid interest due at maturity. The note is subordinate to all amounts outstanding under the Perceptive Credit Agreement. In the event of default, all principal and unpaid interest is due on demand. The subordinated note also contains several non-financial covenants with which the Company was in compliance as of March 31, 2020.

7.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is currently authorized to issue up to 10 million shares of preferred stock, $0.0001, par value per share. There were no shares of preferred stock outstanding at March 31, 2020 and December 31, 2019.

Common Stock

As of March 31, 2020 and December 31, 2019, the Company was authorized to issue 150,000,000 shares of its common stock, $0.0001 par value per share, and 86,345,313 and 59,318,355 shares of common stock were outstanding as of March 31, 2020 and December 31, 2019, respectively. After giving effect to shares reserved for outstanding warrants and awards issued under the Company’s equity incentive plans, as of March 31, 2020, there were 54,429,673 shares of common stock available for issuance.

On February 11, 2020, the Company completed an underwritten public offering of 23,500,000 shares of its common stock for gross proceeds of $82.3 million. On February 21, 2020, the Company sold an additional 3,525,000 shares pursuant to the underwriters’ exercise of their option to purchase additional shares of the Company’s common stock for additional gross proceeds of $12.3 million. The Company received net proceeds, after underwriting discounts and other expenses associated with the offering, of approximately $88.7 million.

Warrants

At March 31, 2020, the Company had outstanding warrants to purchase an aggregate of 2,138,160 shares of common stock, with a weighted average exercise price of $3.81 per share and expiration dates ranging between June 2022 and May 2029.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Equity Incentive Plans

The fair value of stock options granted under the Company’s 2007 Employee Stock Option Plan (the “2007 Plan”) and the ADMA Biologics, Inc. 2014 Omnibus Incentive Compensation Plan, as amended and restated (the “2014 Plan”), was determined on the date of grant using the Black-Scholes option valuation model. The Black-Scholes model was developed for use in estimating the fair value of publicly traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of certain subjective assumptions including the expected stock price volatility. The stock options granted to employees and directors have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. The following assumptions were used to determine the fair value of options granted during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Expected term	5.8 - 6.3 years	5.8 - 6.3 years
Volatility	62%	61%
Dividend yield	0.0	0.0
Risk-free interest rate	0.47-1.68%	2.25-2.63%

During the three months ended March 31, 2020, the Company granted Restricted Stock Units (“RSUs”) to members of the Company’s Board of Directors and to certain management employees of the Company. The total RSUs granted during the period represent an aggregate of 341,000 shares of the Company’s common stock, 7,500 of which were forfeited during the period. The RSUs vest semi-annually over a period of one year for directors and annually over a period of 4 years for employees. The market price of the Company’s common stock as of the date the awards were granted ranged from $2.59 to $2.92 per share. At March 31, 2020, there were 333,500 RSUs outstanding.

During the three months ended March 31, 2020 and 2019, the Company granted options to purchase an aggregate of 1,158,900 and 1,335,850 shares of common stock, respectively, to its directors, employees and certain third party service providers. The weighted average remaining contractual life of stock options outstanding and expected to vest at March 31, 2020 is 7.2 years. The weighted average remaining contractual life of stock options exercisable at March 31, 2020 is 5.9 years.

A summary of the Company’s option activity under the 2007 Plan and 2014 Plan and related information is as follows:

	Shares	Weighted Average Exercise Price
Balance at December 31, 2019	5,630,351	$4.76
Forfeited	(29,087)	$3.65
Expired	(4,852)	$4.60
Granted	1,158,900	$2.96
Exercised	(1,958)	$3.67
Balance at March 31, 2020	6,753,354	$4.46

Options exercisable	3,780,306	$5.29

Stock-based compensation expense for the three months ended March 31, 2020 and 2019 is as follows:

	2020	2019
Research and development	$93,574	$86,523
Plasma centers	7,244	11,540
Selling, general and administrative	523,889	498,471
Cost of product revenue	51,841	40,729
Total stock-based compensation expense	$676,548	$637,263

As of March 31, 2020, the Company had $5.7 million of unrecognized compensation expense related to options granted under the Company’s equity incentive plans, which is expected to be recognized over a weighted-average period of 2.7 years.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	RELATED PARTY TRANSACTIONS

The Company leases an office building and equipment from Areth, LLC (“Areth”) pursuant to an agreement for services effective as of January 1, 2016, as amended from time to time. Effective October 1, 2017, monthly rent on this facility was set at $10,000. On November 7, 2019, an additional amendment was entered into between Areth and the Company to extend the term of this agreement through September 30, 2020, and to provide for automatic one-year renewals unless ADMA gives written notice of termination to Areth 60 days prior to the end of the term. Rent expense for the three months ended March 31, 2020 and 2019 amounted to $30,000. Areth is a company controlled by Dr. Jerrold B. Grossman, the Vice Chairman of the Company’s Board of Directors, and Adam S. Grossman, the Company’s President and Chief Executive Officer. The Company also reimburses Areth for office and building related (common area) expenses, equipment and certain other operational expenses, which were not material to the consolidated financial statements for the three months ended March 31, 2020 and 2019.

See Note 6 for a discussion of the Company’s credit facility and related transactions with Perceptive, a holder of more than 10% of the Company’s common stock.

In connection with the February 2020 public offering of the Company’s common stock (see Note 7) on February 11, 2020: (i) Lawrence P. Guiheen, a director of the Company, purchased 20,000 shares of common stock, (ii) James Mond, the Company’s Chief Scientific Officer and Chief Medical Officer, purchased 4,285 shares of common stock, (iii) Jerrold B. Grossman, the Company’s Vice Chairman of the Board, purchased 22,857 shares of common stock directly and 22,857 shares indirectly through an entity he controls, (iv) Brian Lenz, the Company’s Executive Vice President and Chief Financial Officer, purchased 7,142 shares of common stock, (v) Adam S. Grossman, the Company’s President and Chief Executive Officer, purchased 28,571 shares of common stock directly and 57,143 shares indirectly through an entity he controls, and (vi) Perceptive Advisors, a principal stockholder of ADMA, purchased 4,563,700 shares of common stock through one of its affiliates, all at the public offering price of $3.50 per share.

9.	COMMITMENTS AND CONTINGENCIES

General Legal Matters

From time to time the Company is or may become subject to certain legal proceedings and claims arising in connection with the normal course of its business. Management does not expect that the outcome of any such claims or actions will have a material effect on the Company’s liquidity, results of operations or financial condition.

COVID-19 Pandemic

The Company is closely monitoring ongoing developments in connection with the COVID-19 pandemic, which has the potential to adversely impact several aspects of the Company’s supply-chain operations, including procurement of raw materials and packaging materials, a portion of which are sourced internationally, and the testing of finished drug product that is required prior to its availability for commercial sale. Such testing has been performed to date by contract laboratories outside the United States.

To date, the COVID-19 pandemic has not had a material impact on the Company’s financial condition or results of operations, and the Company does not believe that its production operations at the Boca Facility, the Company’s contract fill/finishers or its plasma collection facility have been significantly impacted by the COVID-19 pandemic. As a result, the Company does not anticipate any material impairments with respect to any of its long-lived assets, including the Company’s property and equipment, goodwill or intangible assets.

Although the COVID-19 pandemic has not, to date, materially adversely impacted the Company’s capital and financial resources, because the Company is unable to determine the ultimate severity or duration of the pandemic or its long-term effects on, among other things, the global, national or local economies, the capital and credit markets or the Company’s workforce, customers or our suppliers, at this time the Company is unable to predict whether COVID-19 will have a material adverse impact on the Company’s business, financial condition, liquidity and results of operations.

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

On June 6, 2017, the Company and BPC entered into a Plasma Purchase Agreement (the “2017 Plasma

Purchase Agreement”), pursuant to which ADMA BioManufacturing purchases normal source plasma (“NSP”) from BPC at agreed upon annual quantities and prices. The 2017 Plasma Purchase Agreement has an initial term of five years after which the 2017 Plasma Purchase Agreement may be renewed for additional two terms of two years each upon the mutual written consent of the parties. On July 19, 2018, the Company and BPC entered into an amendment to the 2017 Plasma Purchase Agreement to, among other things, provide agreed upon amounts of NSP to be supplied by BPC to ADMA BioManufacturing in calendar year 2019 at a specified price per liter, provided that ADMA BioManufacturing delivers a valid purchase order to BPC. Additionally, pursuant to the amendment to the 2017 Plasma Purchase Agreement, BPC agrees that, for calendar years 2020 and 2021, it shall supply no less than a high double digit percentage of ADMA BioManufacturing’s requested NSP amounts, provided that such requested NSP amounts are within an agreed range, at a price per liter to be mutually determined. Furthermore, pursuant to the amendment to the 2017 Plasma Purchase Agreement, in the event BPC fails to supply ADMA BioManufacturing with at least a high double digit percentage of ADMA BioManufacturing’s requested NSP amounts, BPC shall promptly reimburse ADMA BioManufacturing the difference in price ADMA BioManufacturing incurs due to BPC’s election not to supply NSP to ADMA BioManufacturing in such amounts as requested. On December 10, 2018, BPC assigned its rights and obligations under the Plasma Purchase Agreement to Grifols, effective January 1, 2019.

The Company purchases substantially all of its raw material plasma from Grifols. For the three months ended March 31, 2020, plasma purchases from Grifols totaled approximately $2.0 million, representing approximately 46% of the Company’s total inventory purchases. For the three months ended March 31, 2019, plasma purchases from BPC totaled $0.2 million, or approximately 11% of the Company’s total inventory purchases.

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

Other commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of March 31, 2020. The Company does not anticipate recognizing any significant losses relating to these arrangements.

10.	SEGMENTS

The Company is engaged in the manufacture, marketing and development of specialty plasma-derived biologics. The Company’s ADMA BioManufacturing segment reflects the Company’s immune globulin manufacturing, commercial and development operations in Boca Raton, FL, acquired on June 6, 2017 (see Note 1). The Plasma Collection Centers segment consists of one FDA-licensed source plasma collection facility, with two additional plasma collection centers currently under construction. The Corporate segment includes general and administrative overhead expenses. The Company defines its segments as those business units whose operating results are regularly reviewed by the chief operating decision maker (“CODM”) to analyze performance and allocate resources. The Company’s CODM is its President and Chief Executive Officer. Summarized financial information concerning reportable segments is shown in the following tables:

Three Months Ended March 31, 2020
	ADMA BioManufacturing	Plasma Collection Centers	Corporate	Consolidated

Revenues	$7,743,275	$2,420,761	$35,708	$10,199,744

Cost of product revenue	14,451,954	2,377,272	—	16,829,226

Loss from operations	(12,476,144)	(457,155)	(3,836,487)	(16,769,786)

Interest and other expense, net	(238,873)	—	(2,236,571)	(2,475,444)

Net loss	(12,715,017)	(457,155)	(6,073,058)	(19,245,230)

Capital expenditures	1,914,614	160,262	—	2,074,876

Depreciation and amortization expense	674,973	111,289	2,576	788,838

Total assets	104,645,897	5,376,807	100,501,123	210,523,827

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2019
	ADMA BioManufacturing	Plasma Collection Centers	Corporate	Consolidated

Revenues	$1,343,983	$2,148,898	$35,708	$3,528,589

Cost of product revenue	7,940,346	1,464,833	—	9,405,179

(Loss) income from operations	(10,620,807)	29,579	(2,617,188)	(13,208,416)

Interest and other (expense) income, net	(169,613)	13,620	(1,268,472)	(1,424,465)

Gain on transfer of plasma center assets	—	11,527,421	—	11,527,421

Loss on extinguishment of debt	—	—	(9,962,495)	(9,962,495)

Net (loss) income	(10,790,420)	11,570,620	(13,848,155)	(13,067,955)

Capital expenditures	110,453	—	—	110,453

Depreciation and amortization expense	687,393	114,241	3,696	805,330

Total assets	57,529,070	4,038,367	16,552,533	78,119,970

11.	TRANSFER OF PLASMA CENTER ASSETS

As part of the purchase price for the Biotest Transaction (see Note 1), the Company transferred its Marietta, GA and Norcross, GA plasma collection centers to BPC effective January 1, 2019. The Company had estimated the combined fair value of the two facilities to be $12.6 million, and the Company recorded an obligation for this amount as of the date of the Biotest Transaction. On January 1, 2019, upon the transfer of the two plasma collection facilities to BPC, the Company recorded a gain in the amount of $11.5 million, which reflects the derecognition of the obligation to transfer ownership of the two facilities net of the carrying value of the assets associated with these facilities, primarily property and equipment and inventory, in the amount of $1.1 million.

12.	LEASE OBLIGATIONS

The Company leases certain properties and equipment for its ADMA Bio Centers subsidiary and certain equipment for its ADMA BioManufacturing subsidiary, which leases provide the right to use the underlying assets and require lease payments through the respective lease terms which expire at various dates through 2030. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company determines if an arrangement is an operating lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. All other leases are recorded on the balance sheet with assets representing the right to use the underlying asset for the lease term and lease liabilities representing the obligation to make lease payments arising from the lease. Right-to-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of the lease payments is determined using the Company’s incremental borrowing rate of 13%. The Company’s operating lease expense is recognized on a straight-line basis over the lease term and is reflected in Plasma center operating expenses and Selling, general and administrative expenses. Aggregate lease expense and cash paid for the Company’s operating leases for the three months ended March 31, 2020 and 2019 was $0.1 million.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the adoption of ASU 2016-02 on January 1, 2019 (see Note 2), the Company recognized right to use assets of $1.4 million and lease liabilities of approximately $1.6 million. On July 11, 2019, the Company entered into a new property lease where the Company intends to construct a new plasma collection facility, and the lease commencement date for this property was February 1, 2020. In connection with this lease the Company recognized a lease liability and corresponding right-to-use asset in the amount $0.5 million. The right-to-use assets are reflected in Deposits and other assets in the accompanying consolidated balance sheets. Including a finance lease the Company entered into in June 2018, the Company has aggregate lease liabilities of $2.0 million and $1.5 million as of March 31, 2020 and December 31, 2019, respectively, which are comprised primarily of the lease for the Company’s plasma collection centers and an administrative office lease in Roswell, GA related to the Company’s ADMA Bio Centers subsidiary. The Company’s operating leases have a weighted average remaining term of 7.5 years. Scheduled payments under the Company’s lease obligations are as follows:

Remainder of 2020	$320,128
Year ended December 31, 2021	481,708
2022	480,982
2023	461,853
2024	417,721
Thereafter	978,007
Total payments	3,140,399
Less: imputed interest	(1,114,773)
Current portion	(193,987)
Balance at March 31, 2020	$1,831,639

As of April 15, 2020, the Company had entered into two additional property leases where the Company intends to construct new plasma collection facilities. The Company has not taken possession of these two leased properties and their lease commencement dates have not been determined. With the exception of advance deposits and initial months’ rent totaling approximately $63,000, no payments have been made under these leases. The initial terms of each lease are from 10 to 11 years with monthly rental payments varying between approximately $13,000 and $27,000, including common area maintenance charges.

13.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information for the three months ended March 31, 2020 and 2019 is as follows:

	2020	2019
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,017,866	$1,369,939
Noncash Financing and Investing Activities:
Equipment acquired reflected in accounts payable and accrued liabilities	$2,340,337	$35,823
Right-to-use assets obtained in exchange for lease obligations	$545,630	$1,404,281
Warrants issued in connection with notes payable	$—	$2,699,208

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations, which refers to our historical results, should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q, including “Risk Factors” and our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 13, 2020 (the “2019 10-K”). The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout or referenced within this Quarterly Report on Form 10-Q. See “Special Note Regarding Forward-Looking Statements.” Our actual results may differ materially from our current expectations.

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

We currently have three products with U.S. Food and Drug Administration (the “FDA”) approval, all of which are currently marketed and commercially available: (i) BIVIGAM (Immune Globulin Intravenous, Human), an Intravenous Immune Globulin (“IVIG”) product indicated for the treatment of Primary Humoral Immunodeficiency (“PI”), also known as Primary Immunodeficiency Disease (“PIDD”), and for which we received FDA approval on May 9, 2019 for the commercial re-launch of the product and commenced the re-launch in August 2019; (ii) ASCENIV (Immune Globulin Intravenous, Human – slra 10% Liquid), previously referred to as RI-002, an IVIG product indicated for the treatment of PI, for which we received FDA approval on April 1, 2019 and commenced first commercial sales in October 2019; and (iii) Nabi-HB (Hepatitis B Immune Globulin, Human), which is indicated for the treatment of acute exposure to blood containing HBsAg and other listed exposures to Hepatitis B. We seek to develop a pipeline of plasma-derived therapeutics, including a product based on our most recently approved patent application under U.S. Patent No. 10,259,865 related to methods of treatment and prevention of S. pneumonia infection for an immunoglobulin manufactured to contain standardized antibodies to numerous serotypes of S. pneumonia. Our products and product candidates are intended to be used by physician specialists focused on caring for immune-compromised patients with or at risk for certain infectious diseases.

Through ADMA Bio Centers, we currently operate one FDA-approved source plasma collection facility in the U.S., which provides us with a portion of our blood plasma for the manufacture of our products and product candidates, and we have two additional plasma collection centers currently under construction. We intend to open five to 10 additional plasma collection centers in the U.S. during the next three to five years. A typical plasma collection center, such as those operated by ADMA Bio Centers, can collect approximately 30,000 to 50,000 liters of source plasma annually, which may be sold for different prices depending upon the type of plasma, quantity of purchase and market conditions at the time of sale. Plasma collected from ADMA Bio Centers’ facilities that is not used to manufacture our products or product candidates is sold to third-party customers in the U.S. and in other locations outside the U.S. where we are approved under supply agreements or in the open “spot” market.

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

On June 6, 2017, we completed the acquisition of certain assets (the “Biotest Assets”) of the Therapy Business Unit (“BTBU”) of BPC Plasma, Inc. (formerly Biotest Pharmaceuticals Corporation) (“BPC” and, together with Biotest AG, “Biotest”), which included two FDA-licensed products, Nabi-HB and BIVIGAM, and an FDA-licensed plasma fractionation facility located in Boca Raton, FL (the “Boca Facility”) (the “Biotest Transaction”).

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

ASCENIV

ASCENIV is a plasma-derived IVIG that contains naturally occurring polyclonal antibodies, which are proteins that are used by the body’s immune system to neutralize microbes, such as bacteria and viruses and prevent against infection and disease. We manufacture ASCENIV under HHS License No. 2019 using a process known as fractionation. As part of our proprietary manufacturing process for ASCENIV, we leverage our unique, patented plasma donor screening methodology and tailored plasma pooling design, which blends normal source plasma and plasma from donors tested to have high levels of neutralizing titers to RSV using our proprietary microneutralization assay. We are able to identify the high titer plasma that meets our internal specifications for ASCENIV with our patented testing assay. This type of high titer plasma is typically found in less than 10% of the total donor collection samples we test.

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

Nabi-HB

Nabi-HB is a hyperimmune globulin that is rich in antibodies to the Hepatitis B virus. Nabi-HB is a purified human polyclonal antibody product collected from plasma donors who have been previously vaccinated with a Hepatitis B vaccine. Nabi-HB is indicated for the treatment of acute exposure to blood containing HBsAg, prenatal exposure of infants born to HBsAg-positive mothers, sexual exposure to HBsAg-positive persons and household exposure to persons with acute Hepatitis B virus infection in specific, listed settings. Hepatitis B is a potentially life-threatening liver infection caused by the Hepatitis B virus. It is a major global health problem. It can cause chronic infection and puts people at high risk of death from cirrhosis and liver cancer. Nabi-HB has a well-documented record of long-term safety and effectiveness since its initial market introduction. FDA approval for Nabi-HB was received on March 24, 1999. Biotest acquired Nabi-HB from Nabi Biopharmaceuticals in 2007. Production of Nabi-HB at the Boca Facility has continued under our leadership since the third quarter of 2017. In early 2018, we received authorization from the FDA for the release of our first commercial batch of Nabi-HB for commercial distribution in the U.S. and we continue to manufacture Nabi-HB under HHS License No. 2019.

RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate these estimates and assumptions, including those described below. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates. Significant estimates include the realizable value of accounts receivable, valuation of inventory, assumptions used in projecting future liquidity and capital requirements, assumptions used in the fair value of awards granted under our equity incentive plans and warrants issued in connection with the issuance of notes payable and the valuation allowance for our deferred tax assets.

Some of the estimates and assumptions we have to make under U.S. GAAP require difficult, subjective and/or complex judgments about matters that are inherently uncertain and, as a result, actual results could differ from those estimates. Due to the estimation processes involved, the following summary of accounting policies and their application are considered to be critical to understanding our business operations, financial condition and results of operations. For a detailed discussion on the application of these and our other accounting policies, see Note 2 to the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Revenue Recognition

Revenues for the three months ended March 31, 2020 and 2019 are comprised of (i) revenues from the sale of our FDA-approved immunoglobulin products, (ii) product revenues from the sale of human plasma collected from our Plasma Collection Centers business segment, (iii) product revenues from the sale of intermediate fractions, (iv) contract manufacturing revenue from certain clients; and (v) license revenues attributable to the out-licensing of ASCENIV in December 2012 to Biotest to market and sell this product in Europe and selected countries in North Africa and the Middle East. Biotest has provided us with certain services and financial payments in accordance with the related Biotest license agreement and is obligated to pay us certain amounts in the future if certain milestones are achieved. Deferred revenue is recognized over the term of the Biotest license. Deferred revenue is amortized into income for a period of approximately 22 years, the term of the Biotest license agreement.

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

For the three months ended March 31, 2020, three customers represented an aggregate of 82% of our consolidated revenues, with BioCARE, Inc. (“BioCare”), Biolife Plasma Services, L.P. (“Biolife”) and Reliance Life Sciences Pvt Limited (“Reliance”) representing approximately 43%, 24%, and 15%, respectively, of our consolidated revenues.

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

Stock-Based Compensation

All equity-based payments, including grants of stock options and restricted stock units (“RSUs”) are recognized at their estimated fair value at the grant date, and compensation expense is recognized on a straight-line basis over the grantee’s requisite vesting period. During the three months ended March 31, 2020, we granted RSUs to our Board of Directors and certain members of our management and employees representing an aggregate of 341,000 shares of common stock, 7,500 of which were forfeited during the period. For the purpose of valuing stock options granted to our employees, directors and officers, we use the Black-Scholes option pricing model. We granted options to purchase an aggregate of 1,158,900 and 1,335,850 shares of common stock during the three months ended March 31, 2020 and 2019, respectively. To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of the grant with a term consistent with the expected term of our awards. The expected term of the options granted is in accordance with SEC Staff Accounting Bulletins 107 and 110, and is based on the average between vesting terms and contractual terms. The expected dividend yield reflects our current and expected future policy for dividends on our common stock. The expected stock price volatility for our stock options was calculated by examining the historical volatility of our common stock since our common stock became publicly traded in the fourth quarter of 2013. We will continue to analyze the expected stock price volatility and expected term assumptions and will adjust our Black-Scholes option pricing assumptions as appropriate. In accordance with Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), we have elected not to establish a forfeiture rate, as stock-based compensation expense related to forfeitures of unvested stock options is fully reversed at the time of forfeiture.

Research and Development Expenses

Our research and development (“R&D”) costs consist of clinical research organization costs, costs related to clinical trials, studies for potentially extending a product’s approved and labeled expiration dating and other potential label expansions, post-marketing commitment studies for BIVIGAM and ASCENIV, wages, benefits and stock-based compensation for employees directly related to research and development activities and, prior to April 1, 2019, assay development and testing, storage and transportation costs for high-titer plasma used in the manufacture of ASCENIV. All research and development costs are expensed as incurred.

Impairment of Long-Lived Assets

We assess the recoverability of our long-lived assets, which include property and equipment and definite-lived intangible assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s carrying value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the three months ended March 31, 2020 and 2019, we determined that there was no impairment of our long-lived assets.

Goodwill is not amortized, but is assessed for impairment on an annual basis or more frequently if impairment indicators exist. We have the option to perform a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of the reporting unit associated with the goodwill is less than its carrying amount, including goodwill and other intangible assets. If we conclude that this is the case, then we must perform a goodwill impairment test by comparing the fair value of the reporting unit to its carrying value. An impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value, with the impairment loss recognized not to exceed the total amount of goodwill allocated to that reporting unit. We did not recognize any impairment charges related to goodwill for the years ended March 31, 2020 and 2019.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”), which requires financial assets to be presented at the net amount expected to be collected, with an allowance for credit losses to be deducted from the amortized cost basis of the financial asset such that the net carrying value of the asset is presented as the amount expected to be collected. Under ASU 2016-13, the entity’s statement of operations is required to reflect the measurement of credit losses for newly recognized financial assets, as well as expected increases or decreases in expected credit losses that have taken place during the period. For public business entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019. We adopted ASU No. 2016-13, and the adoption of this update did not have a significant impact on our consolidated financial statements.

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

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The following table presents a summary of the changes in our results of operations for the three months ended March 31, 2020, our first fiscal quarter, compared to the three months ended March 31, 2019:

	Three Months Ended March 31,
	2020	2019	Increase (Decrease)
Revenues	$10,199,744	$3,528,589	$6,671,155
Cost of product revenue (exclusive of amortization expense shown below)	16,829,226	9,405,179	7,424,047
Gross loss	(6,629,482)	(5,876,590)	(752,892)
Research and development expenses	1,528,738	870,635	658,103
Plasma center operating expenses	500,644	654,486	(153,842)
Amortization of intangibles	178,838	211,235	(32,397)
Selling, general and administrative expenses	7,932,084	5,595,470	2,336,614
Loss from operations	(16,769,786)	(13,208,416)	(3,561,370)
Interest expense	(2,717,091)	(1,540,507)	(1,176,584)
Loss on extinguishment of debt	—	(9,962,495)	9,962,495
Gain on transfer of plasma center assets	—	11,527,421	(11,527,421)
Interest and other income, net	241,647	116,042	125,605
Net loss	$(19,245,230)	$(13,067,955)	$(6,177,275)

Revenues

We recorded total revenues of $10.2 million during the three months ended March 31, 2020, as compared to $3.5 million during the three months ended March 31, 2019, an increase of $6.7 million, or approximately 189%. The increase is mainly due to increased sales and production throughput of our immunoglobulin products generated by our Boca Facility manufacturing operations in 2020 totaling $6.4 million, and to a $0.3 million increase in plasma revenues generated by our plasma collection facility in 2020 as compared to the same period of a year ago. Our revenues for the first quarter of 2020 as compared to the first quarter of 2019 were favorably impacted by the FDA approvals of BIVIGAM and ASCENIV on May 9, 2019 and April 1, 2019, respectively, and by the manufacturing and supply agreement we entered into in January 2020 to produce and sell intermediate fractions to a certain customer.

Cost of Product Revenue

Cost of product revenue was $16.8 million for the three months ended March 31, 2020, as compared to $9.4 million for the three months ended March 31, 2019, an increase of $7.4 million. The increase reflects $3.9 million in production costs incurred for the manufacture of BIVIGAM conformance lots at an increased plasma pool production scale which pertains to our planned capacity expansion and other production initiatives and investments at the Boca Facility. Because we will require a new PAS from the FDA before the inventory comprising these conformance lots will be available for commercial sale, these costs were expensed as incurred and were not capitalized into inventory. We also experienced increased costs of product revenue in 2020 of approximately $3.9 million related to the increased sales of our immunoglobulin products and $0.9 million related to the increased plasma sales, partially offset by a decrease in unabsorbed manufacturing expenses at the Boca Facility in the amount of $1.9 million related to increased production during the first quarter of 2020 as compared with the first quarter of 2019.

Research and Development Expenses

R&D expenses totaled $1.5 million for the three months ended March 31, 2020, as compared to $0.9 million for the three months ended March 31, 2019. The increase represents $0.4 million of costs incurred during 2020 for a study we commenced to potentially extend ASCENIV’s approved and labeled expiration dating, and to increased expenses for clinical studies related to post-marketing commitments for BIVIGAM, an obligation we assumed in the Biotest Transaction, partially offset by the absence in 2020 of RSV assay and other testing, storage and transportation costs for high-titer plasma used in the manufacture of ASCENIV. As a result of the approval of ASCENIV by the FDA on April 1, 2019, we no longer charge these costs to R&D expense, but instead reflect those costs as part of the cost of the raw material plasma.

Plasma Center Operating Expenses

Plasma center operating expenses were $0.5 million for the three months ended March 31, 2020, as compared to $0.7 million for the three months ended March 31, 2019. Plasma center operating expenses consist of certain general and administrative plasma center costs, including rent, maintenance, utilities, compensation and benefits for center and administrative staff, advertising and promotion expenses and computer software fees related to donor collections. The decrease in plasma center operating expenses is mainly attributable to increased absorption of plasma center operating expenses into inventory resulting from higher source plasma collections at our plasma collection facility in 2020 as compared to 2019.

Amortization of Intangibles

Amortization expense pertains to the amortization of intangible assets acquired in the Biotest Transaction, and was $0.2 million for the three months ended March 31, 2020 and 2019.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $7.9 million for the three months ended March 31, 2020, an increase of $2.3 million from the three months ended March 31, 2019. The increase was mainly due to increases in employee compensation expenses of $1.4 million related to staffing increases in support of our commercialization efforts for BIVIGAM’s relaunch and ASCENIV’s launch and the overall growth in the size and scope of our operations, as well as higher information technology consulting expenses of $0.4 million and $0.4 million in increased insurance expense.

Loss from Operations

Our operating loss was $16.8 million for the first quarter of 2020, as compared to $13.2 million for the first quarter of 2019. The $3.6 million increase in operating loss was mainly due to the increases in SG&A and R&D expenses and to the conformance lot production in 2020, partially offset by the increase in revenues and reductions in unabsorbed manufacturing expenses.

Interest Expense

Interest expense was $2.7 million for the three months ended March 31, 2020, as compared to $1.5 million for the three months ended March 31, 2019. The increase is mainly due to additional loan proceeds we received from our senior lender in May of 2019, when we drew down $27.5 million from our senior credit facility, and to the refinancing of our senior debt in February of 2019, which resulted in an increase in the outstanding principal balance at the time of the transaction from $30 million to $45 million (see “Liquidity and Capital Resources”).

Non-recurring Expenses in the Three Months Ended March 31, 2019

In connection with the foregoing refinancing of our senior credit facility in the first quarter of 2019, we incurred a loss on the extinguishment debt of approximately $10.0 million for the retirement of our previously existing credit facility, consisting of a $6.5 million prepayment penalty, and the write-off of $3.5 million of unamortized debt discount related to the previous credit facility.

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

Net Loss

Our net loss was $19.2 million for the three months ended March 31, 2020, as compared to $13.1 million for the three months ended March 31, 2019. The increase in net loss of $6.2 million was primarily due to the increase in operating loss for the quarter of $3.6 million and to the $1.2 million of higher interest expense.

IMPACT OF THE COVID-19 CRISIS

We are closely monitoring ongoing developments in connection with the COVID-19 global pandemic, which has the potential to adversely impact several aspects of our commercial and manufacturing operations, including but not limited to potential disruptions to our supply-chain operations, including procurement of raw materials and packaging materials, a portion of which are sourced internationally, and testing of finished drug product that is required prior to its availability for commercial sale. Such testing has been performed to date by contract laboratories outside the United States. In addition, travel and other restrictions that have been implemented in the United States could impact our commercial launch efforts with respect to any of our products, including BIVIGAM and ASCENIV, as trade shows, industry and medical conferences and other events we had been planning to utilize and exhibit and attend with our staff to increase awareness of our products by physicians and payers have been cancelled outright or otherwise rescheduled in response to the pandemic.

To date, the COVID-19 pandemic has not had a significant impact on our financial condition or results of operations. As of the date of this report, we do not believe that the operations and immunoglobulin production at our Boca Facility, our contract fill/finishers or our plasma collection facility have been significantly impacted by the COVID-19 pandemic. As a result, as of the date of this report, we currently do not anticipate any material impairments with respect to any of our long-lived assets, including our property and equipment, goodwill or intangible assets.

Although the COVID-19 pandemic has not, to date, materially adversely impacted our capital and financial resources, due to the economic uncertainty that has resulted from the pandemic, and the potential impact of such to our stakeholders, we are unable to predict with certainty any potential impacts to our business. Additionally, because we are unable to determine the ultimate severity or duration of the outbreak or its long-term effects on, among other things, the global, national or local economies, the capital and credit markets, our workforce, our customers or our suppliers, at this time we are unable to predict whether the COVID-19 crisis will have a material adverse impact on our business, financial condition, liquidity and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2020, we had working capital of $151.6 million, including cash and cash equivalents of $101.2 million, and stockholders’ equity of $96.3 million, as compared to working capital of $71.8 million, including cash and cash equivalents of $26.8 million, and stockholders’ equity of $26.2 million as of December 31, 2019. We have incurred an accumulated deficit of $284.0 million since inception, had negative cash flows of $24.6 million and $14.3 million for the three months ended March 31, 2020 and 2019, respectively, and had negative cash flows from operations of $76.2 million and $62.7 million for the years ended December 31, 2019 and 2018, respectively. We have funded our operations to date primarily from the sale of our equity and debt securities, acquisition proceeds from the Biotest Transaction and loans from our primary stockholders.

We expect to continue to spend substantial amounts on procurement of raw material plasma and other raw materials necessary to scale up our manufacturing operations, commercial product launches, capacity expansion at the Boca Facility, building additional plasma collection facilities, product development, quality assurance, regulatory affairs and conducting clinical trials for our product candidates and purchasing clinical trial materials, some of which may be required by the FDA. In addition, our end-to-end production cycle from procurement of raw materials to commercial release of finished product can take between seven and 12 months, requiring substantial investments in raw material plasma and other manufacturing materials. We expect that we will not be able to generate a sufficient amount of product revenue to achieve profitability before 2021 and, as a result, we expect that we will need to finance our operations through additional equity or debt financings or corporate collaboration and licensing arrangements. Based upon our current projected revenue and expenditures, including capital expenditures and continued implementation of our commercialization and expansion activities, we currently believe that our cash, cash equivalents, projected revenue and accounts receivable will be sufficient to fund our operations, as currently conducted, into the second quarter of 2021. In order to have sufficient cash to fund our operations thereafter, we anticipate raising additional capital before the end of the second quarter of 2021. These estimates and timeframe may change based upon the success of our commercial manufacturing ramp-up activities, the acceptability and reimbursement of BIVIGAM and ASCENIV by physicians, patients or payers, and the various financing options that may be available to us. We currently have no firm commitments for additional financing, and there can be no assurances that we will be able to secure additional financing on terms that are acceptable to us, or at all. Furthermore, if our assumptions underlying our estimated expenses and revenues are incorrect, we may have to raise additional capital sooner than currently anticipated.

Our long-term liquidity depends upon our ability to raise additional capital, fund capacity expansion and commercial programs and generate sufficient revenues from our products, several of which have only recently achieved commercial status, to cover our operating expenses and meet our obligations on a timely basis. The COVID-19 pandemic has negatively affected the global economy and created significant volatility and disruption of financial markets. Failure to secure any necessary financing in a timely manner and on commercially reasonable terms could have a material adverse effect on our business plan and financial performance and we could be forced to delay or discontinue our capacity expansion, commercialization, product development or clinical trial activities, delay or discontinue the approval efforts for any of our product candidates, or potentially cease operations. In addition, we could also be forced to reduce or forgo sales and marketing efforts and forgo attractive business opportunities. Due to numerous risks and uncertainties associated with the COVID-19 pandemic, FDA reviews and approvals related to our products, patient/payer acceptance of our products, ongoing compliance and maintenance requirements and capacity expansion efforts at the Boca Facility, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures required to fund our commercialization and other development activities. Our current estimates may be subject to change as circumstances regarding our business requirements evolve and are also subject to the effect of potential new government orders, policies and procedures that we must comply with which are outside of our control. As such, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

On March 20, 2020, we drew down the third and final tranche of our existing Credit Agreement and Guaranty, dated February 11, 2019, as amended (the “Credit Agreement”), with Perceptive Credit Holdings II, LP and we received proceeds of $12.5 million which are being used for general corporate purposes. Borrowings under the Credit Agreement bear interest at a rate per annum equal to the sum of 7.5% (the “Applicable Margin”) plus the greater of (i) one-month LIBOR and (ii) 3.5%; provided, however, that upon, and during the continuance of, an Event of Default, the Applicable Margin shall automatically increase by an additional 400 basis points.

In February 2020, we completed an underwritten public offering of 27,025,000 shares of our common stock and received net proceeds, after underwriting discounts and other expenses associated with the offering, of approximately $88.7 million. The proceeds from this offering are expected to be used (i) for the procurement of raw materials for the manufacturing of BIVIGAM and ASCENIV; (ii) to support the ongoing commercial sales of BIVIGAM and ASCENIV; (iii) to expand the manufacturing capacity of our Boca Facility and enhance our supply chain capabilities; (iv) to expand our plasma collection facility network; (v) for research and development and business development opportunities; and (vi) for general corporate purposes and other capital expenditures.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019

Net cash used in operating activities	$(24,646,960)	$(14,287,184)
Net cash used in investing activities	(2,072,876)	(110,453)
Net cash provided by financing activities	101,203,400	4,177,063
Net change in cash and cash equivalents	74,483,564	(10,220,574)

Cash and cash equivalents, including restricted cash - beginning of period	26,752,135	26,754,852
Cash and cash equivalents - end of period	$101,235,699	$16,534,278

Net Cash Used in Operating Activities

Cash used in operations for the three months ended March 31, 2020 was $24.6 million, an increase of $10.4 million from the same period of a year ago, mainly due to increases in net loss and accounts receivable. The following table illustrates the primary components of our cash flows from operations:

	Three Months Ended March 31,
	2020	2019
Net loss	$(19,245,230)	$(13,067,955)
Non-cash expenses, gains and losses	1,860,365	87,118
Changes in accounts receivable	(3,637,915)	82,037
Changes in inventories	775,932	(25,310)
Changes in prepaid expenses and other current assets	(2,321,751)	(289,134)
Changes in accounts payable and accrued expenses	(1,952,947)	(1,183,142)
Other	(125,414)	109,202
Cash used in operations	$(24,646,960)	$(14,287,184)

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2020 and 2019 was $2.1 million and $0.1 million, respectively, primarily consisting of capital expenditures at the Boca Facility. Although we have no specific material commitments for capital expenditures as of March 31, 2020, we expect our total capital expenditures will be between $10.0 million and $15.0 million for the remainder of fiscal 2020.

Net Cash Provided by Financing Activities

Cash provided by financing activities during the three months ended March 31, 2020 was $101.2 million, which is comprised of the net proceeds received from our February 2020 equity offering in the amount of $88.7 million and the $12.5 million of loan proceeds received from the Tranche III Loan under our senior credit facility. Net cash provided by financing activities for the three months ended March 31, 2019 of $4.2 million reflects the refinancing of the Marathon Credit Facility with the Perceptive Credit Facility in February of 2019.

Effect of Inflation

Inflation or changing prices did not have a significant impact on our net sales, revenues or net loss for the three months ended March 31, 2020 or in 2019 or 2018.

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

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of March 31, 2020. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of March 31, 2020 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Prior to the second half of 2019, we generated a substantial portion of our revenues from the sale of plasma by our plasma collections facilities. Following completion of the Biotest Transaction, we began generating revenues from the sale of our plasma-derived immune globulins which include: Nabi-HB, BIVIGAM, ASCENIV, intermediate fractions and the contract manufacturing of plasma-derived products for a third-party. On May 9, 2019 we received approval from the FDA for BIVIGAM, and the commercial re-launch of this product commenced in August 2019. On April 1, 2019, the FDA approved ASCENIV, formerly referred to as RI-002, and the first commercial sales of this product took place in October 2019. In October 2019, we generated initial sales of our plasma-derived intermediate fractions.

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

We currently anticipate, based upon our projected revenue and expenditures, that our current cash, cash equivalents and accounts receivable, will be sufficient to fund our operations into the second quarter of 2021. This time frame may change based upon how quickly we are able to execute on our commercialization efforts and operational initiatives. However, if the assumptions underlying our estimated revenues and expenses prove to be incorrect, we may have to raise additional capital sooner than we currently expect. We anticipate that we will not be able to generate a sufficient amount of product revenue to achieve profitability before 2021 and, as a result, we anticipate that we will need to finance our operations through additional equity or debt financings or corporate collaboration and licensing arrangements. If we are unable to raise additional capital as needed, we will have to delay, curtail or eliminate our commercialization efforts as well as product development activities. Even if we are able to raise additional capital, such financings may only be available on unattractive terms, resulting in significant dilution of stockholders’ interests and, in such event, the value and potential future market price of our common stock may decline. In addition, if we raise additional funds through license arrangements or through the disposition of any of our assets, it may be necessary to relinquish potentially valuable rights to our product candidates or assets or grant licenses on terms that are not favorable to us.

We are currently not profitable and may never become profitable.

We have a history of losses and expect to incur substantial losses and negative operating cash flow into fiscal 2021, and we may never achieve or maintain profitability. For the three months ended March 31, 2020 and 2019, we incurred net losses of $19.2 million and $13.1 million, respectively. For the years ended December 31, 2019 and 2018, we incurred net losses of $48.3 million and $65.7 million, respectively. From our inception in 2004 through March 31, 2020, we have incurred an accumulated deficit of $284.0 million. We expect that we will not be able to generate a sufficient amount of product revenue to achieve profitability before 2021 and, as a result, we expect that we will need to finance our operations through additional equity or debt financings or corporate collaboration and licensing agreements. We also expect to continue to incur significant operating and capital expenditures and anticipate that our operating expenses will increase substantially in the foreseeable future as we:

•	expand commercialization and marketing efforts;

•	implement additional internal systems, controls and infrastructure;

•	hire additional personnel;

•	expand and build out our plasma center network; and

•	expand production capacity at the Boca Facility.

As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. These factors raise substantial doubt about our ability to continue as a going concern. Our failure to achieve or maintain profitability could negatively impact the value of our securities.

The COVID-19 pandemic and efforts to reduce its spread has significantly affected worldwide economic conditions, and could have a material adverse impact on our business, liquidity, financial condition and results of operations

The COVID-19 pandemic has the potential to adversely impact several aspects of our commercial and manufacturing operations, including but not limited to potential disruptions to our supply-chain operations, including procurement of raw materials and packaging materials, a portion of which are sourced internationally, and the testing of finished drug product that is required prior to its availability for commercial sale. Such testing has been performed to date by contract laboratories outside the United States. In addition, travel and other restrictions that have been implemented in the United States could impact our commercial launch efforts with respect to any of our products, including BIVIGAM and ASCENIV, as trade shows, industry and medical conferences and other events we had been planning to utilize and exhibit and attend with our staff to increase awareness of our products by physicians and payers have been cancelled outright or otherwise rescheduled in response to the pandemic.

The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, operations, or financial condition, or on healthcare systems or the global economy as a whole. Although the COVID-19 pandemic has not adversely affected our capital and financial resources to date, the pandemic’s effects could have a material impact on our ability to access the capital markets as needed and on our operations and business, including those of the third parties on which we rely. Because we are unable to determine the ultimate severity or duration of the pandemic or its effects on, among other things, the global, national or local economies, the capital and credit markets, our workforce, our customers or our suppliers, at this time we are unable to predict whether COVID-19 will have a material adverse impact on our business, financial condition, liquidity and results of operations.

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

Each of these risks could delay or prevent the completion of our finished drug product and the release of finished drug product by the FDA, which could result in higher costs or adversely impact the commercialization of our products. In addition, our contract fill/finishers and our other third-party vendors may source their materials and supplies globally, and are therefore subject to supply disruptions in the event of fire, weather related events such as hurricanes, wind and rain, other acts of God or force majeure events or global health occurrences and emergencies, including the COVID-19 pandemic.

The estimates of market opportunity and forecasts of market and revenue growth included in our filings may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business could fail to grow at similar rates, if at all.

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, including as a result of changing circumstances during the ongoing COVID-19 pandemic. In particular, the size and growth of the overall U.S. IVIG and source plasma markets are subject to significant variables that can be difficult to measure, estimate or quantify. Our business depends on, among other things, successful commercialization of our existing products, market acceptance of such products and ensuring that our products are safe and effective. Further, there can be no assurance that we will be able to generate the revenue that we believe our products and plasma facilities are capable of generating. As a result, we may not be able to accurately forecast or predict revenue. For these reasons, the estimates and forecasts in our filings relating to revenue generation and growth may prove to be inaccurate. Even if the markets in which we compete meet our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all.

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

Our operations, including our headquarters located in Ramsey, NJ, the Boca Facility and our plasma collection facilities, are vulnerable to interruption by fire, weather related events such as hurricanes, wind and rain, other acts of God or force majeure events, electric power loss, telecommunications failure, equipment failure and breakdown, human error, employee issues, global health occurrences, such as COVID-19, and emergencies, product liability claims and events beyond our control. While we maintain several insurance policies with reputable carriers that provide partial coverage for a variety of these risks, including replacing or rebuilding a part of our facilities, these policies are subject to the insurance carriers’ final determination of compensation to us and we may not have adequate coverage if we need to rebuild or replace our inventory, infrastructure, business income or our entire facility. In addition, our disaster recovery plans for our facilities may not be adequate and we do not have an alternative manufacturing facility or contractual arrangements with other manufacturers in the event of a casualty to or destruction of any of our facilities. If we are required to rebuild or relocate any of our facilities, a substantial investment in improvements and equipment would be necessary. We carry only a limited amount of business interruption insurance, which may not sufficiently compensate us for losses that may occur. As a result, any significant business interruption could adversely affect our business and results of operations.

If we are unsuccessful in obtaining regulatory approval for any of our product candidates or if any of our product candidates do not provide positive results, we may be required to delay or abandon development of such product, which would have a material adverse impact on our business.

Product candidates require extensive clinical data analysis and regulatory review and may require additional testing. Clinical trials and data analysis can be very expensive, time-consuming and difficult to design and implement. The conduct of preclinical studies and clinical trials is subject to numerous risks and results of the studies and trials are highly uncertain. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. Furthermore, delays or setbacks can occur at any stage of the process, and we could encounter problems that cause us to abandon our product development programs and related INDs or biologics license applications, or to repeat clinical trials. The evolving COVID-19 pandemic may directly or indirectly affect the pace of enrollment in clinical trials as patients may be restricted in traveling to and accessing healthcare facilities and physicians’ offices. Additionally, such healthcare facilities and offices have their limited resources directed towards treating patients with COVID-19 symptoms. The commencement and completion of clinical trials for any current or future development product candidate may be delayed by several factors, including:

•	unforeseen safety issues;

•	determination of dosing issues;

•	lack of effectiveness during clinical trials;

•	slower than expected rates of patient recruitment;

•	inability to monitor patients adequately during or after treatment

•	inability or unwillingness of medical investigators to follow our clinical protocols; and

•	temporary suspension resulting from the COVID-19 pandemic.

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

If we are not be able to generate revenue from our products and product candidates, our sources of revenue may continue to be from a product mix consisting only of plasma collection and sales revenues, revenues generated from sales of our FDA-approved commercial products, revenues generated from ongoing contract manufacturing for third parties and revenues generated from the sales of manufacturing intermediates. We cannot assure you that we will receive the approvals necessary to commercialize any product candidate we may acquire or develop in the future. In order to obtain FDA approval of any product candidate requiring FDA approval, our clinical development must demonstrate that the product candidate is safe for humans and effective for its intended use, and we must successfully complete an FDA BLA review. Obtaining FDA approval of a product candidate generally requires significant research and testing, referred to as preclinical studies, as well as human tests, referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in products that the FDA considers safe for humans and effective for indicated uses. The FDA has substantial discretion in the product approval process and may require us to conduct additional preclinical and clinical testing or to perform post-marketing studies, or may require additional CMC or other data and information, and the development and provision of this data and information may be time-consuming and expensive. There are numerous FDA personnel assigned to review different aspects of a BLA, and uncertainties can be presented by their ability to exercise judgment and discretion during the review process. The approval process may also be delayed by changes in government regulation, future legislation, diversion of resources for FDA review during the ongoing COVID-19 pandemic or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may:

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

With the approval of ASCENIV, we plan to commercialize this product, while also continuing our research and development activities. There can be no assurance that we will be able to successfully manage the balance of our research and development operations with our planned commercialization activities. Potential investors and stockholders should be aware of the problems, delays, expenses and difficulties frequently encountered by companies balancing development of product candidates, which can include problems such as unanticipated issues relating to clinical trials and receipt of approvals from the FDA and foreign regulatory bodies, with commercialization efforts, which can include problems related to managing manufacturing and supply, including supply chain constraints directly or indirectly caused by the ongoing COVID-19 pandemic and government responses thereto, reimbursement, marketing challenges, development of a comprehensive compliance program, and other related and additional costs. For example, the raw material plasma we collect and procure to manufacture ASCENIV using our patented proprietary microneutralization assay is comprised of plasma collected from donors which contains high titer antibodies to RSV.  This high titer plasma which meets our internal specifications for the manufacture of ASCENIV that we are able to identify with our patented testing assay amounts to less than 10% of the total donor collection samples we test. Our product candidates will require significant additional research and clinical trials, and we will need to overcome significant regulatory burdens prior to commercialization in the U.S. and other countries. In addition, we may be required to spend significant funds on building out our commercial operations. There can be no assurance that after the expenditure of substantial funds and efforts, we will successfully develop and commercialize any of our product candidates, generate any significant revenues or ever achieve and maintain a substantial level of sales of our products.

We depend on third-party researchers, developers and vendors to develop, manufacture and test products and product candidates, and such parties are, to some extent, outside of our control.

We depend on independent investigators and collaborators, such as universities and medical institutions, contract laboratories, clinical research organizations, contract manufacturers, contract fill/finishers and consultants to conduct our preclinical, clinical trials, CMC testing and other activities under agreements with us. These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs or the impact that the ongoing COVID-19 pandemic will have on such third parties. These investigators may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our product-development programs, or if their performance is substandard, the approval of our FDA application(s), if any, and our introduction of new products, if any, will be delayed. These collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators assist our competitors at our expense, our competitive position would be harmed. Additionally, any change in the regulatory compliance status of any of our vendors may impede our ability to receive approval for our product candidates.

We may be unable to successfully expand our manufacturing processes to fulfill demand for our products or increase our production capabilities through the addition of new equipment, including if we do not obtain the requisite validation from the FDA.

We currently anticipate expanding the manufacturing capacity of our Boca Facility by approximately 50% or more. We also anticipate expanding our production capabilities through the addition of a fill-finish machine at our Boca Facility. Following the expansion of any of our manufacturing processes or the addition of new equipment, such as the fill-finish machine, we will need to validate the expanded facility and equipment and have it inspected by the FDA. Given the significant delays that may result during the validation process, including due to any diverted FDA attention during the COVID-19 pandemic, we may experience a significant supply shortage of our products or our production capabilities may be limited until completion of and validation of our facility expansion and new manufacturing equipment.

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

For the three months ended March 31, 2020, three customers represented an aggregate of 82% of our consolidated revenues, with BioCare, Biolife and Reliance representing approximately 43%, 24%, and 15%, respectively, of our consolidated revenues. For the year ended December 31, 2019, three customers represented an aggregate of 70% of our consolidated revenues, with BioCare, Biolife and Sanofi representing approximately 26%, 24%, and 20%, respectively, of our consolidated revenues.

As of March 31, 2020, three customers represented a total of 84% of our consolidated accounts receivable, with BioCare, Reliance and Biolife representing approximately 57%, 16% and 11%, respectively, of our consolidated accounts receivable. At December 31, 2019, BioCare represented 77% of our consolidated accounts receivable and McKesson represented 13% of our consolidated accounts receivable.

The loss of any key customers or a material change in the revenue generated by any of these customers could have a material adverse effect on our business, results of operations and financial condition. The initial term of our Amended and Restated Plasma Supply Agreement with BPC, pursuant to which we supplied BPC with normal source plasma, expired by its terms on December 31, 2018 and was not renewed, and we fulfilled our commitment under our supply agreement with Sanofi during the year ended December 31, 2019. Moreover, we anticipate deriving increased revenue from BioCare over the next few years. Factors that could influence our relationships with our customers include, among other things:

•	our ability to sell our products at competitive prices;

•	our ability to maintain features and quality standards for our products sufficient to meet the expectations of our customers

•	our ability to produce and deliver a sufficient quantity of our products in a timely manner to meet our customers’ requirements; and

•	the impact of the ongoing COVID-19 pandemic and government responses thereto on our customers and their businesses, operations and financial condition.

Additionally, an adverse change in the financial condition of BioCare, Biolife, Reliance, McKesson, Cardinal Health or AmerisourceBergen could negatively affect revenue derived from such customer, which in turn could have a material adverse effect on our business and results of operations.

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

On February 11, 2019 (the “Perceptive Closing Date”), we entered into the Perceptive Credit Agreement with Perceptive Credit Holdings II, LP, as the lender and administrative agent (“Perceptive”). The Perceptive Credit Agreement, as amended, provides for a senior secured term loan facility in a principal amount of up to $85.0 million (the “Perceptive Credit Facility”), comprised of (i) a term loan made on the Perceptive Closing Date in the principal amount of $45.0 million, as evidenced by our issuance of a promissory note in favor of Perceptive on the Perceptive Closing Date (the “Perceptive Tranche I Loan”), (ii) a term loan in the principal amount of $27.5 million evidenced by our of a promissory note in favor of Perceptive on May 3, 2019 (the “Perceptive Tranche II Loan”); and (iii) an additional commitment in the principal amount of up to $12.5 million (the “Perceptive Tranche III Loan,” and together with the Perceptive Tranche I Loan and the Perceptive Tranche II Loan, the “Perceptive Loans”) which we drew down on March 20, 2020. The Perceptive Loans each have a maturity date of March 1, 2022, subject to acceleration pursuant to the Perceptive Credit Agreement, including upon an Event of Default (as defined in the Perceptive Credit Agreement). The Perceptive Loans are secured by substantially all of our assets, including our intellectual property. Events of Default include, among others, non-payment of principal, interest, or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material contracts and events constituting a change of control. In addition to an increase in the rate of interest on the Perceptive Loans of 4% per annum, the occurrence of an Event of Default could result in, among other things, the termination of commitments under the Perceptive Credit Facility, the declaration that all outstanding Loans are immediately due and payable in whole or in part, and Perceptive taking immediate possession of, and selling, any collateral securing the Perceptive Loans.

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

Our success will depend on the expansion of our commercial and manufacturing activities, supply of plasma and overall operations and the effective management of our growth, which will place a significant strain on our management and on our administrative, operational and financial resources. To manage this growth, we must expand our facilities, augment our operational, financial and management systems and hire and train additional qualified personnel. Our ability to accomplish each of these factors may be negatively impacted as a consequence of the COVID-19 pandemic. If we are unable to manage our growth effectively, our business could be harmed.

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

In the ordinary course of our business, we generate, collect and store proprietary information, including intellectual property and business information. The secure storage, maintenance, and transmission of and access to this information is important to our operations and reputation. Computer hackers may attempt to penetrate our computer systems and, if successful, misappropriate our proprietary and confidential information including e-mails and other electronic communications. Further, while many of our employees and certain suppliers with whom we do business operate in a remote working environment during the COVID-19 pandemic, the risk of cybersecurity attacks and data breaches, particularly through phishing attempts, may be increased as we and third-parties with whom we interact leverage our IT infrastructure in unanticipated ways during the ongoing COVID-19 pandemic. In addition, an employee, contractor, or other third party with whom we do business may attempt to obtain such information, and may purposefully or inadvertently cause a breach involving such information. While we have certain safeguards in place to reduce the risk of and detect cyberattacks, including a Company-wide cybersecurity policy, our information technology networks and infrastructure may be vulnerable to unpermitted access by hackers or other breaches, or employee error or malfeasance. Any such compromise of our data security and access to, or public disclosure or loss of, confidential business or proprietary information could disrupt our operations, damage our reputation, provide our competitors with valuable information and subject us to additional costs, which could adversely affect our business.

If we are unable to hire and retain a substantial number of qualified personnel, our ability to sustain and grow our business may be harmed.

We will need to hire additional qualified personnel with expertise in commercialization, sales, marketing, medical affairs, reimbursement, government regulation, formulation, quality control, manufacturing and finance and accounting. In particular, over the next 12-24 months, we expect to hire several new employees devoted to commercialization, sales, marketing, medical and scientific affairs, regulatory affairs, quality control, finance and general and operational management. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for such individuals is intense, and we cannot assure you that our search for such personnel will be successful, particularly if the COVID-19 pandemic causes significant changes in the competitive market for such personnel or travel restrictions related to COVID-19 prevent qualified personnel from applying for employment. Attracting and retaining qualified personnel will be critical to our success and any failure to do so successfully may have a material adverse effect on us.

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

Despite overlapping safeguards, including the screening of donors and other steps to remove or inactivate viruses and other infectious disease causing agents, the risk of transmissible disease through blood plasma products cannot be entirely eliminated. For example, since plasma-derived therapeutics involves the use and purification of human plasma, there has been concern raised about the risk of transmitting HIV, prions, West Nile virus, H1N1 virus or “swine flu” and other blood-borne pathogens through plasma-derived products. There are also concerns about the future transmission of H5N1 virus, or “bird flu.” In the 1980s, thousands of hemophiliacs worldwide were infected with HIV through the use of contaminated Factor VIII. Other producers of Factor VIII, though not us, were defendants in numerous lawsuits resulting from these infections. New infectious diseases emerge in the human population from time to time. If a new infectious disease has a period during which time the causative agent is present in the bloodstream but symptoms are not present, it is possible that plasma donations could be contaminated by that infectious agent. Typically, early in an outbreak of a new disease, tests for the causative agent do not exist. During this early phase, we must rely on screening of donors for behavioral risk factors or physical symptoms to reduce the risk of plasma contamination. Screening methods are generally less sensitive and specific than a direct test as a means of identifying potentially contaminated plasma units. During the early phase of an outbreak of a new infectious disease, our ability to manufacture safe products would depend on the manufacturing process’ capacity to inactivate or remove the infectious agent. To the extent that a product’s manufacturing process is inadequate to inactivate or remove an infectious agent, our ability to manufacture and distribute that product would be impaired. If a new infectious disease were to emerge in the human population, such as COVID-19, or if there were a reemergence of an infectious disease, the regulatory and public health authorities could impose precautions to limit the transmission of the disease that would impair our ability to procure plasma, manufacture our products or both. Such precautionary measures could be taken before there is conclusive medical or scientific evidence that a disease poses a risk for plasma-derived products. In recent years, new testing and viral inactivation methods have been developed that more effectively detect and inactivate infectious viruses in collected plasma. There can be no assurance, however, that such new testing and inactivation methods will adequately screen for, and inactivate, infectious agents in the plasma used in the production of our products.

We could become supply-constrained and our financial performance would suffer if we cannot obtain adequate quantities of FDA-approved source plasma with proper specifications or other necessary raw materials.

In order for plasma to be used in the manufacturing of our products, the individual centers at which the plasma is collected must be licensed by the FDA and approved by the regulatory authorities of any country in which we may wish to commercialize our products. When we open a new plasma center, and on an ongoing basis after licensure, it must be inspected by the FDA for compliance with cGMP and other regulatory requirements. Therefore, even if we are able to construct new plasma collection centers to complement our Kennesaw, GA plasma collection facility, an unsatisfactory inspection could prevent a new center from being licensed or risk the suspension or revocation of an existing license. We do not and will not have adequate plasma to manufacture our products. Therefore, we are reliant on the purchase of plasma from third parties to manufacture our products. We can give no assurances that appropriate plasma will be available to us on commercially reasonable terms, or at all, to manufacture our products. Further, the COVID-19 pandemic has resulted in, and may continue to result in, significant constraints in raw material supply across various different industries. It is possible that in the future, the COVID-19 pandemic and government responses thereto will have an adverse effect on our ability to source plasma from donors in quantity and quality sufficient for our manufacturing processes. In order to maintain a plasma center’s license, its operations must continue to conform to cGMP and other regulatory requirements. In the event that we determine that plasma was not collected in compliance with cGMP, we may be unable to use and may ultimately destroy plasma collected from that center, which would be recorded as a charge to cost of product revenue. Additionally, if non-compliance in the plasma collection process is identified after the impacted plasma has been pooled with compliant plasma from other sources, entire plasma pools, in-process intermediate materials and final products could be impacted. Consequently, we could experience significant inventory impairment provisions and write-offs which could adversely affect our business and financial results. We plan to increase our supplies of plasma for use in the manufacturing processes through increased purchases of plasma from third-party suppliers as well as collections from our existing ADMA Bio Centers plasma collection facility. This strategy is dependent upon our ability to maintain a cGMP compliant environment in our plasma facility and to expand production and attract donors to our facility. There is no assurance that the FDA will inspect and license any of our unlicensed plasma collection facilities which we may, in the future, construct, in a timely manner consistent with our production plans. If we misjudge the readiness of a center for an FDA inspection, we may lose credibility with the FDA and cause the FDA to more closely examine all of our operations. Such additional scrutiny could materially hamper our operations and our ability to increase plasma collections. Our ability to expand production and increase our plasma collection facility to more efficient production levels may be affected by changes in the economic environment and population in selected regions where ADMA Bio Centers operates its current or future plasma facilities, by the entry of competitive plasma centers into regions where ADMA Bio Centers operates such centers, by misjudging the demographic potential of individual regions where ADMA Bio Centers expects to expand production and attract new donors, by unexpected facility related challenges, or by unexpected management challenges at selected plasma facilities held by us from time to time.

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

Our operations have consumed substantial amounts of cash since inception. For the three months ended March 31, 2020 and 2019, we had negative cash flows from operations of $24.6 million and $14.3 million, respectively, and for the years ended December 31, 2019 and 2018, we had negative cash flows from operations of approximately $76.2 million and $62.7 million, respectively. We expect to continue to spend substantial amounts on procurement of raw material plasma and other raw materials necessary to scale up our manufacturing operations, commercial product launches, capacity expansion at the Boca Facility, building additional plasma collection facilities, product development, quality assurance, regulatory affairs and conducting clinical trials for our product candidates and purchasing clinical trial materials, some of which may be required by the FDA. We expect that we will not be able to generate a sufficient amount of product revenue to achieve profitability before 2021 and, as a result, we expect that we will need to finance our operations through additional equity or debt financings or corporate collaboration and licensing agreements. We currently anticipate, based upon our projected revenue and expenditures, as well as the additional funds we are able to draw down under the Perceptive Credit Facility, that our current cash, cash equivalents and accounts receivable will be sufficient to fund our operations, as currently conducted, into the second quarter of 2021. In order to have sufficient cash to fund our operations thereafter, we will need to raise additional equity or debt financing before the end of the second quarter of 2021. This time frame may change based upon how quickly we are able to execute on our operational initiatives and the various financing options that may be available to us in 2021. However, if the assumptions underlying our estimated expenses prove to be incorrect, we may have to raise additional capital sooner than we currently expect. Until such time, if ever, as we can generate a sufficient amount of product revenue to achieve profitability, we expect to continue to finance our operations through additional equity or debt financings or corporate collaboration and licensing arrangements. If we are unable to raise additional capital as needed, including due to widespread liquidity constraints or significant market instability that could result from the COVID-19 pandemic, we will have to delay, curtail or eliminate our commercialization efforts or our product development activities.

We may not have cash available to us in amounts sufficient to enable us to make interest or principal payments on our indebtedness when due.

The Perceptive Credit Facility provides for term loans of up to an aggregate principal amount of $85.0 million, all of which has been drawn down and is currently outstanding. Borrowings under the Perceptive Credit Facility bear interest at a rate per annum equal to 7.5% plus the greater of (i) one-month LIBOR and (ii) 3.5%; provided, however, that upon, and during the continuance of, an Event of Default, the interest rate will automatically increase by an additional 400 basis points. We are required to make monthly payments of interest during the term of the Perceptive Credit Facility of approximately $0.8 million, with all principal and unpaid interest due at maturity. The Perceptive Credit Facility has a maturity date of March 1, 2022, subject to acceleration pursuant to the Perceptive Credit Agreement, including upon an Event of Default. All of our obligations under the Perceptive Credit Facility are secured by a first-priority lien and security interest in substantially all of our and our subsidiaries’ tangible and intangible assets, including intellectual property, and all of the equity interests in our subsidiaries.

In addition, we have $15.0 million in principal amount of indebtedness outstanding under an unsecured subordinated note issued by ADMA BioManufacturing to Biotest on June 6, 2017, which note bears interest at a rate of 6.0% per annum and matures on June 6, 2022. We are obligated to make semi-annual interest payments to Biotest, with all principal and unpaid interest due at maturity.

Our current cash, cash equivalents and accounts receivable will not be sufficient to repay all of our current outstanding debt obligations as they mature. If we are unable to obtain additional financing and are otherwise unable to become profitable and generate cash from operations in the amounts necessary to repay our outstanding debt obligations when due, including as a result of the impact of the COVID-19 pandemic, our creditors would be able to accelerate all of the amounts due and, in the case of the Perceptive Credit Facility, seek to enforce their security interests, which could lead to our creditors taking immediate possession of and selling substantially all of our assets with no return provided to our stockholders.

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

As of May 4, 2020, most of our 86,345,313 outstanding shares of common stock, as well as a substantial number of shares of our common stock underlying outstanding warrants, were available for sale in the public market, subject to certain restrictions with respect to sales of our common stock by our affiliates, either pursuant to Rule 144 under the Securities Act, or under effective registration statements. Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, could cause the market price of our common stock to decline or adversely affect demand for our common stock.

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

As of March 31, 2020, Perceptive, our directors and executive officers and their affiliates beneficially owned approximately 27% of the outstanding shares of our common stock. Additionally, on November 14, 2018, the standstill provisions contained in that certain Stockholders Agreement, dated as of June 6, 2017, by and between us and BPC, as amended by the Biotest Transfer Agreement, which prohibited the Biotest Trust from, among other things, acquiring more than (i) 50%, less one share, of our issued and outstanding shares of capital stock on an as-converted basis, or (ii) 30% of the issued and outstanding shares of common stock, terminated and are of no further force and effect. This event could result in the Biotest Trust acquiring additional shares of our common stock or taking other actions with the goal of acquiring additional shares of our common stock.

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

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board. Currently, our Certificate of Incorporation authorizes the issuance of up to 150,000,000 shares of common stock. As of March 31, 2020, there were 54,429,673 shares remaining available for issuance, after giving effect to 9,225,014 shares of our common stock that were subject to outstanding stock options, RSUs, warrants or other convertible securities as of March 31, 2020 that may be issued by us without stockholder approval.

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

ADMA Biologics, Inc.

Date: May 6, 2020	By:	/s/ Adam S. Grossman
		Name:	Adam S. Grossman
		Title:	President and Chief Executive Officer

Date: May 6, 2020	By:	/s/ Brian Lenz
		Name:	Brian Lenz
		Title:	Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
4.1	Note, dated March 20, 2020, issued by the Company to Perceptive Credit Holdings II, LP (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 20, 2020).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from ADMA Biologics, Inc.’s Form 10-Q for the quarter ended March 31, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2020 (Unaudited) and December 31, 2019, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2020 and 2019, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited) for the three months ended March 31, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2020 and 2019, and (v) Notes to (Unaudited) Condensed Consolidated Financial Statements.

_______________________________

* Filed herewith.

** In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.