Form 10-Q
period 2020-06-30
ADMA BIOLOGICS, INC.
filed 2020-08-05
CIK 1368514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON , D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

_______________________________________________________________________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No ☒

As of August 3, 2020, there were 86,349,981 shares of the issuer’s common stock outstanding.

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

Special Note Regarding Forward-Looking Statements

Some of the information in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. These statements include, among others, statements about:

•	our ability to manufacture BIVIGAM on a commercial scale and commercialize this product as a result of the approval of the Prior Approval Supplement for BIVIGAM by the U.S. Food and Drug Administration (the “FDA”) on May 9, 2019;

•	our ability to manufacture ASCENIV on a commercial scale and commercialize this product as a result of the FDA approval of ASCENIV’s Biologics License Application on April 1, 2019;

•	our plans to develop, manufacture, market, launch and expand our commercial infrastructure and commercialize our current and future products and the success of such efforts;

•	the safety, efficacy and expected timing of and our ability to obtain and maintain regulatory approvals for our current products and product candidates, and the labeling or nature of any such approvals;

•	the achievement of or expected timing, progress and results of clinical development, clinical trials and potential regulatory approvals for our product candidates;

•	our dependence upon our third-party customers and vendors and their compliance with applicable regulatory requirements;

•	our belief that we have addressed the delays experienced with final drug product GMP release testing by our third-party vendors by adding additional release testing laboratories to our FDA-approved consortium listed in our drug approval documents;

•	our ability to obtain adequate quantities of FDA-approved plasma with proper specifications;

•	our plans to increase our supplies of source plasma, which include plasma collection center expansion and reliance on third-party supply agreements as well as any extensions to such agreements;

•	the potential indications for our products and product candidates;

•	potential investigational new product applications;

•	the acceptability of any of our products, including Nabi-HB, BIVIGAM and ASCENIV, for any purpose, including FDA-approved indications, by physicians, patients or payers;

•	our plans to evaluate the clinical and regulatory paths to grow the ASCENIV franchise through expanded FDA-approved uses;

•	Federal, state and local regulatory and business review processes and timing by such governmental and regulatory agencies of our business and regulatory submissions;

•	concurrence by the FDA with our conclusions concerning our products and product candidates;

•	the comparability of results of our hyperimmune and immune globulin products to other comparably run hyperimmune and immune globulin clinical trials;

•	the potential for ASCENIV and BIVIGAM to provide meaningful clinical improvement for patients living with Primary Immune Deficiency Disease, Primary Humoral Immunodeficiency Disease (“PIDD” or “PI”)or other immune deficiencies or any other condition for which the products may be prescribed or evaluated;

ii

•	our ability to market and promote Nabi-HB in a highly competitive environment with increasing competition from other antiviral therapies and to generate meaningful revenues from this product;

•	our intellectual property position and the defense thereof, including our expectations regarding the scope of patent protection with respect to ASCENIV or other future pipeline product candidates;

•	our manufacturing capabilities, third-party contractor capabilities and vertical integration strategy;

•	our plans related to the expansion of our manufacturing capacity, yield improvements, supply-chain robustness, distribution and other collaborative agreements and the success of such endeavors;

•	our estimates regarding revenues, expenses, capital requirements, timing to profitability and the need for and availability of additional financing;

•	possible or likely reimbursement levels for our currently marketed products;

•	estimates regarding market size, projected growth and sales of our existing products as well as our expectations of market acceptance of ASCENIV and BIVIGAM;

•	effects of the coronavirus (COVID-19) pandemic on our business, financial condition, liquidity and results of operations, and our ability to continue operations in the same manner as previously conducted prior to the macroeconomic effects of the COVID-19 pandemic;

•	future domestic and global economic conditions or performance; and

•	expectations for future capital requirements.

These statements may be found under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Quarterly Report on Form 10-Q. Forward-looking statements may be identified by the use of terms such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” or “should” or the negative thereof or other variations thereof or comparable terminology. Our actual results could differ materially from those contained in the forward-looking statements due to the factors described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020. Any forward-looking statement included or incorporated by reference in this Quarterly Report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions related to our operations, industry and future growth. These forward-looking statements speak only as of the dates such statements are made and we undertake no obligation to publicly update any forward-looking statements or to publicly announce revisions to any of the forward-looking statements, unless otherwise required by the federal securities laws.

iii

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$75,781,122	$26,752,135
Accounts receivable, net	6,514,165	3,469,919
Inventories	56,001,348	53,064,734
Prepaid expenses and other current assets	4,693,427	2,533,593
Total current assets	142,990,062	85,820,381
Property and equipment, net	37,373,366	31,741,317
Intangible assets, net	2,801,797	3,159,474
Goodwill	3,529,509	3,529,509
Deposits and other assets	4,846,834	2,840,044
TOTAL ASSETS	$191,541,568	$127,090,725

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,909,659	$9,174,591
Accrued expenses and other current liabilities	5,616,666	4,481,395
Current portion of deferred revenue	142,834	142,834
Current portion of lease obligations	210,870	229,073
Total current liabilities	12,880,029	14,027,893
Senior notes payable, net of discount	81,648,187	68,291,163
Deferred revenue, net of current portion	2,190,115	2,261,532
Subordinated note payable, net of discount	14,925,760	14,908,053
Lease obligations, net of current portion	2,937,292	1,302,361
Other non-current liabilities	80,730	106,574
TOTAL LIABILITIES	114,662,113	100,897,576

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $0.0001 par value, 150,000,000 shares authorized, 86,349,981 and 59,318,355 shares issued and outstanding	8,635	5,932
Additional paid-in capital	381,010,696	290,903,772
Accumulated deficit	(304,139,876)	(264,716,555)
TOTAL STOCKHOLDERS' EQUITY	76,879,455	26,193,149
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$191,541,568	$127,090,725

 The accompanying notes are an integral part of these condensed consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUES:
Product revenue	$7,751,885	$6,525,233	$17,915,921	$10,018,114
License revenue	35,709	35,709	71,417	71,417
Total Revenues	7,787,594	6,560,942	17,987,338	10,089,531

OPERATING EXPENSES:
Cost of product revenue (exclusive of amortization expense shown below)	13,495,629	10,491,236	30,324,855	19,896,415
Research and development	1,656,420	516,986	3,185,158	1,387,621
Plasma center operating expenses	877,902	594,113	1,378,546	1,248,599
Amortization of intangible assets	178,838	211,234	357,676	422,469
Selling, general and administrative	8,702,630	6,086,047	16,634,714	11,681,517
Total operating expenses	24,911,419	17,899,616	51,880,949	34,636,621

LOSS FROM OPERATIONS	(17,123,825)	(11,338,674)	(33,893,611)	(24,547,090)

OTHER INCOME (EXPENSE):
Interest and other income	19,411	209,808	267,479	337,207
Interest expense	(3,067,306)	(2,072,578)	(5,784,397)	(3,613,085)
Loss on extinguishment of debt	-	-	-	(9,962,495)
Gain on transfer of plasma center assets	-	-	-	11,527,421
Other expense, net	(6,371)	(10,428)	(12,792)	(21,785)
Other expense, net	(3,054,266)	(1,873,198)	(5,529,710)	(1,732,737)

NET LOSS	$(20,178,091)	$(13,211,872)	$(39,423,321)	$(26,279,827)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.23)	$(0.25)	$(0.49)	$(0.53)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	86,347,467	52,206,204	80,064,641	49,295,805

 The accompanying notes are an integral part of these condensed consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(Unaudited)

For the Three and Six Months Ended June 30, 2020

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	59,318,355	$5,932	$290,903,772	$(264,716,555)	$26,193,149
Stock-based compensation	-	-	676,548	-	676,548
Issuance of common stock, net of offering expenses	27,025,000	2,703	88,701,336	-	88,704,039
Exercise of stock options	1,958	-	7,177	-	7,177
Net loss	-	-	-	(19,245,230)	(19,245,230)
Balance at March 31, 2020	86,345,313	8,635	380,288,833	(283,961,785)	96,335,683
Stock-based compensation	-	-	715,608	-	715,608
Exercise of stock options	4,668	-	6,255	-	6,255
Net loss	-	-	-	(20,178,091)	(20,178,091)
Balance at June 30, 2020	86,349,981	$8,635	$381,010,696	$(304,139,876)	$76,879,455

For the Three and Six Months Ended June 30, 2019

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	46,353,068	$4,635	$236,203,041	$(216,437,238)	$19,770,438
Stock-based compensation	-	-	637,263	-	637,263
Warrants issued in connection with note payable	-	-	2,699,208	-	2,699,208
Net loss	-	-	-	(13,067,955)	(13,067,955)
Balance at March 31, 2019	46,353,068	4,635	239,539,512	(229,505,193)	10,038,954
Exercise of stock options	27,238	3	75,045	-	75,048
Issuance of common stock, net of offering expenses	12,937,500	1,294	48,395,794	-	48,397,088
Warrants issued in connection with note payable	-	-	879,907	-	879,907
Stock-based compensation	-	-	726,736	-	726,736
Net loss	-	-	-	(13,211,872)	(13,211,872)
Balance at June 30, 2019	59,317,806	$5,932	$289,616,994	$(242,717,065)	$46,905,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,423,321)	$(26,279,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,674,490	1,611,422
Loss on disposal of fixed assets	3,518	8,788
Stock-based compensation	1,392,156	1,363,999
Gain on transfer of plasma center assets	-	(11,527,421)
Amortization of debt discount	874,732	340,481
Loss on extinguishment of debt	-	9,962,495
Amortization of license revenue	(71,417)	(71,417)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(3,044,246)	(3,694,222)
Inventories	(2,936,614)	(5,175,148)
Prepaid expenses and other current assets	(2,159,834)	163,747
Deposits and other assets	(283,195)	118,832
Accounts payable	(2,264,932)	887,753
Accrued expenses	399,295	(529,589)
Other current and non-current liabilities	(92,067)	(91,029)
Net cash used in operating activities	(45,931,435)	(32,911,136)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,243,284)	(245,675)
Proceeds from the sale of property and equipment	2,000	-
Net cash used in investing activities	(6,241,284)	(245,675)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	-	(30,000,000)
Payment of end of term fee	-	(2,760,000)
Payment of debt refinancing fees	-	(6,499,867)
Proceeds from issuance of note payable	12,500,000	72,500,000
Payment of debt issuance costs	-	(1,679,661)
Proceeds from the issuance of common stock, net of offering expenses	88,704,039	48,397,088
Proceeds from the exercise of stock options	13,432	75,048
Payments on finance lease obligations	(15,765)	(14,740)
Net cash provided by financing activities	101,201,706	80,017,868

Net increase in cash and cash equivalents	49,028,987	46,861,057
Cash and cash equivalents, including restricted cash - beginning of period	26,752,135	26,754,852
Cash and cash equivalents - end of period	$75,781,122	$73,615,909

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

ADMA operates through its wholly-owned subsidiaries ADMA BioManufacturing, LLC (“ADMA BioManufacturing”) and ADMA BioCenters Georgia Inc. (“ADMA BioCenters”). ADMA BioManufacturing was formed in January 2017 to facilitate the acquisition of the Biotest Therapy Business Unit (“BTBU”) from BPC Plasma, Inc. (formerly Biotest Pharmaceuticals Corporation) (“BPC” and, together with Biotest AG, “Biotest”) as more fully described below. BTBU had been the Company’s third-party manufacturer for its then-lead pipeline product candidate, ASCENIV, previously referred to as “RI-002.” ADMA BioCenters is the Company’s source plasma collection business with a plasma collection facility located in the U.S., which holds an approved license with the U.S. Food and Drug Administration (the “FDA”).

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

As of June 30, 2020, the Company had working capital of $130.1 million, including $75.8 million of cash and cash equivalents. Based upon the Company’s current projected revenue and expenditures, including capital expenditures and continued implementation of the Company’s commercialization and expansion activities, as well as certain other assumptions, the Company’s management currently believes that its cash, cash equivalents, projected revenue and accounts receivable will be sufficient to fund ADMA’s operations, as currently conducted, into the second quarter of 2021. In order to have sufficient cash to fund its operations thereafter, the Company anticipates it will need to raise additional capital before the end of the second quarter of 2021. These estimates may change based upon several factors, including the success of the Company’s commercial sales of its products, manufacturing ramp-up activities, the acceptability of ADMA’s immune globulin products by physicians, patients or payers and the various financing options that may be available to the Company. In addition, the Company’s end-to-end production cycle from procurement of raw materials to commercial release of finished product can take between seven and 12 months, requiring substantial investments in raw material plasma and other manufacturing materials. The Company currently has no firm commitments for additional financing, and there can be no assurance that the Company will be able to secure additional financing on terms that are acceptable to the Company, or at all. Furthermore, if the Company’s assumptions underlying its estimated expenses and revenues are incorrect, it may have to raise additional capital sooner than currently anticipated.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Due to numerous risks and uncertainties associated with FDA approvals related to the Company’s products or the labeled indications of such products, ongoing compliance requirements and capacity expansion efforts at the Company’s Boca Facility and future commercialization of the Company’s products, including the Company’s ability to obtain adequate quantities of FDA-approved plasma with proper specifications on acceptable terms for use in the Company’s manufacturing process, as well as the additional uncertainties surrounding the COVID-19 pandemic (see Note 9) the Company is unable to estimate with certainty the amounts of increased capital outlays and operating expenditures required to fund its commercial and development activities. The Company’s current estimates may be subject to change as circumstances regarding its business requirements evolve. Failure to secure any necessary financing in a timely manner and on commercially reasonable terms could have a material adverse effect on the Company’s business plan and financial performance and it could be forced to delay or discontinue its commercialization, product development or clinical activities or delay or discontinue the approval efforts for any of the Company’s products or product candidates. The Company has reported cumulative losses since inception in June 2004 through June 30, 2020 of $304.1 million. As such, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts and the classification of liabilities that might be necessary from the outcome of this uncertainty.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 13, 2020.The accompanying consolidated balance sheet as of December 31, 2019 was derived from the audited financial statements for the year ended December 31, 2019. These condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X, and therefore omit or condense certain footnotes and other information normally included in complete consolidated financial statements prepared in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2020 and its results of operations, changes in equity and cash flows for the three and six months ended June 30, 2020.

During the three and six months ended June 30, 2020 and 2019, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying condensed consolidated statements of operations. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Fair value of financial instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, are shown at cost which approximates fair value due to the short-term nature of these instruments. The debt outstanding under the Company’s senior secured term loan (see Note 6) approximates fair value due to the variable interest rate on this debt. With respect to the subordinated note payable in the amount of $15.0 million as of June 30, 2020 and December 31, 2019 held by Biotest, a principal stockholder of the Company at the time the note was issued concurrent with an acquisition transaction with an affiliate of such stockholder (see Note 6), the Company has concluded that an estimation of fair value for this note is not practicable.

Accounts receivable

Accounts receivable is reported at realizable value, net of allowances for contractual credits and doubtful accounts, which are recognized in the period the related revenue is recorded. The Company extends credit to its customers based upon an evaluation of each customer's financial condition and credit history. Evaluations of the financial condition and associated credit risk of customers are performed on an ongoing basis. Based on these evaluations, the Company has concluded that its credit risk is minimal. At June 30, 2020, three customers accounted for an aggregate of 76% of the Company’s total accounts receivable, and at December 31, 2019, two customers accounted for 89% of the Company’s total accounts receivable.

Inventories

Inventories, including plasma intended for resale and plasma intended for internal use in the Company’s manufacturing, commercialization or research and development activities, are carried at the lower of cost or net realizable value determined by the first-in, first-out method. Due to previous uncertainties surrounding certain prior submissions made to the FDA, all costs related to the production of BIVIGAM and ASCENIV prior to their FDA approval dates of May 9, 2019 and April 1, 2019, respectively, have been charged to cost of product revenue in the accompanying consolidated statements of operations during the period the product was produced. In addition, costs associated with the production of conformance or engineering lots that would not qualify as immediately available for commercial sale are charged to cost of product revenue and not capitalized into inventory.

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired by the Company. Goodwill at June 30, 2020 and December 31, 2019 was $3.5 million. All of the Company’s goodwill is attributable to its ADMA BioManufacturing business segment and is related to a 2017acquisition transaction.

Goodwill is not amortized, but is assessed for impairment on an annual basis or more frequently if impairment indicators exist. The Company has the option to perform a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill and other intangible assets. If the Company concludes that this is the case, then it must perform a goodwill impairment test by comparing the fair value of the reporting unit to its carrying value. An impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The Company performs its annual goodwill impairment test as of October 1 of each year. The Company’s annual goodwill impairment test as of October 1, 2019 did not result in a goodwill impairment charge, and the Company did not record any impairment charges related to goodwill for the three and six months ended June 30, 2020 and 2019.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Impairment of long-lived assets

The Company assesses the recoverability of its long-lived assets, which include property and equipment and definite-lived intangible assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s carrying value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the three and six months ended June 30, 2020 and 2019, the Company determined that there was no impairment of its long-lived assets.

Revenue recognition

Revenues for the three and six months ended June 30, 2020 and 2019 are comprised of (i) revenues from the sale of the Company’s immunoglobulin products, ASCENIV, BIVIGAM and Nabi-HB, (ii) product revenues from the sale of human plasma collected through the Company’s Plasma Collection Centers business segment, (iii) contract manufacturing revenue, (iv) revenues from the sale of intermediate by-products; and (v) license and other revenues primarily attributable to the out-licensing of ASCENIV to Biotest in 2012 to market and sell this product in Europe and selected countries in North Africa and the Middle East. Biotest has provided the Company with certain services and financial payments in accordance with the related Biotest license agreement and is obligated to pay the Company certain amounts in the future if certain milestones are achieved. Deferred revenue is amortized into income over the term of the Biotest license, representing a period of approximately 22 years.

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

For the six months ended June 30, 2020, three customers represented an aggregate of 81% of the Company’s consolidated revenues. For the six months ended June 30, 2019, three customers represented an aggregate of 84% of the Company’s consolidated revenues.

Cost of product revenue

Cost of product revenue includes costs associated with the manufacture of the Company’s FDA approved products, intermediates and the sale of human source plasma, as well as expenses related to conformance batch production, process development and scientific and technical operations when these operations are attributable to marketed products. When the activities of these operations are attributable to new products in development, the expenses are classified as research and development expenses.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Loss per common share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share is calculated by dividing net loss attributable to common stockholders, as adjusted for the effect of dilutive securities, if any, by the weighted average number of shares of common stock and dilutive common stock outstanding during the period. Potentially dilutive common stock includes the shares of common stock issuable upon the exercise of outstanding stock options and warrants, using the treasury stock method. Potentially dilutive common stock is excluded from the diluted loss per common share computation to the extent that it would be anti-dilutive. As a result, no potentially dilutive securities are included in the computation of any of the accompanying diluted loss per share amounts as the Company reported a net loss for all periods presented. For the six months ended June 30, 2020 and 2019, the following securities were excluded from the calculation of diluted loss per common share because of their anti-dilutive effects:

	For the Six Months Ended June 30,
	2020	2019
Stock options	6,801,779	5,624,603
Restricted stock units	326,000	-
Warrants	2,138,160	2,138,160
	9,265,939	7,762,763

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

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2020 and December 31, 2019, and during the three and six months ended June 30, 2020 and 2019, the Company recognized no adjustments for uncertain tax positions.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”), which requires financial assets to be presented at the net amount expected to be collected, with an allowance for credit losses to be deducted from the amortized cost basis of the financial asset such that the net carrying value of the asset is presented as the amount expected to be collected. Under ASU 2016-13, the entity’s statement of operations is required to reflect the measurement of credit losses for newly recognized financial assets, as well as expected increases or decreases in expected credit losses that have taken place during the period. For public business entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019.The Company adopted ASU No. 2016-13, and the adoption of this update did not have a significant impact on the Company’s consolidated financial statements.

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

3. INVENTORIES

The following table provides the components of inventories:

	June 30, 2020	December 31, 2019

Raw materials	$24,830,796	$33,381,806
Work-in-progress	22,066,417	14,455,665
Finished goods	9,104,135	5,227,263
Total inventories	$56,001,348	$53,064,734

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

4. INTANGIBLE ASSETS

Intangible assets at June 30, 2020 and December 31, 2019 consist of the following:

	June 30, 2020			December 31, 2019
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Trademark and other intangible rights related to Nabi-HB	$4,100,046	$1,805,973	$2,294,073	$4,100,046	$1,513,112	$2,586,934
Rights to intermediates	907,421	399,697	507,724	907,421	334,881	572,540
Customer contract	1,076,557	1,076,557	-	1,076,557	1,076,557	-
	$6,084,024	$3,282,227	$2,801,797	$6,084,024	$2,924,550	$3,159,474

All of the Company’s intangible assets were acquired in the Biotest Transaction. Amortization expense related to these intangible assets for the three months ended June 30, 2020 and 2019 was $0.2 million, and amortization expense for the six months ended June 30, 2020 and 2019 was $0.4 million. Estimated aggregate future aggregate amortization expense for the next five years is expected to be as follows:

Remainder of 2020	$357,676
2021	715,352
2022	715,352
2023	715,352
2024	298,065

5. PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation are summarized as follows:

	June 30, 2020	December 31, 2019

Manufacturing and laboratory equipment	$9,898,186	$8,831,817
Office equipment and computer software	2,220,856	1,690,248
Furniture and fixtures	1,400,129	582,088
Construction in process	6,672,211	4,285,915
Leasehold improvements	3,011,009	1,673,084
Land	4,339,441	4,339,441
Buildings and building improvements	16,869,821	16,063,680
	44,411,653	37,466,273
Less: Accumulated depreciation	(7,038,287)	(5,724,956)
Total property and equipment, net	$37,373,366	$31,741,317

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

The Company recorded depreciation expense on property and equipment for the three and six months ended June 30, 2020 of $0.7 million and $1.3 million, respectively. Depreciation expense for the three and six months ended June 30, 2019 was $0.6 million and $1.2 million, respectively.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. DEBT

Senior Notes Payable

A summary of outstanding senior notes payable is as follows:

	June 30, 2020	December 31, 2019

Notes payable	$85,000,000	$72,500,000
Less:
Debt discount	(3,351,813)	(4,208,837)
Senior notes payable	$81,648,187	$68,291,163

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

As a result of the Company’s entering into the Perceptive Credit Agreement and terminating the Marathon Credit Facility, the Company recognized a loss on the extinguishment of debt for the six months ended June 30, 2019 in the amount of approximately $10.0 million, comprised of the $6.5 million prepayment penalty and the write-off of unamortized debt discount related to the Marathon Credit Facility in the amount of $3.5 million.

Borrowings under the Perceptive Credit Agreement bear interest at a rate per annum equal to 7.5% plus the greater of (i) one-month LIBOR and (ii) 3.5%; provided, however, that upon, and during the continuance of, an Event of Default, the interest rate will automatically increase by an additional 400 basis points. Accrued interest is payable to Perceptive on the last day of each month during the term of the Perceptive Credit Facility.The rate of interest in effect as of the Perceptive Closing Date and at June 30, 2020 was 11.0%.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On the Maturity Date, the Company will pay Perceptive the entire outstanding principal amount underlying the Perceptive Loans and any accrued and unpaid interest thereon. Prior to the Maturity Date, there will be no scheduled principal payments on the Perceptive Loans. The Company may prepay outstanding principal on the Perceptive Loans at any time and from time to time upon three business days’ prior written notice, subject to the payment to Perceptive of (A) any accrued but unpaid interest on the prepaid principal amount plus (B) a redemption premium amount equal to (i) 5.0% of the prepaid principal amount, if prepaid on or prior to the first anniversary of the Perceptive Closing Date, (ii) 4.0% of the prepaid principal amount, if prepaid after the first anniversary of the Perceptive Closing Date and on or prior to the second anniversary of the Perceptive Closing Date, or (iii) 3.0% of the prepaid principal amount, if prepaid after the second anniversary of the Perceptive Closing Date and on or prior to the third anniversary of the Perceptive Closing Date.

All of the Company’s obligations under the Perceptive Credit Agreement are secured by a first-priority lien and security interest in substantially all of the Company’s tangible and intangible assets, including intellectual property and all of the equity interests in the Company’s subsidiaries. The Perceptive Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The negative covenants restrict or limit the ability of the Company and its subsidiaries to, among other things and subject to certain exceptions contained in the Perceptive Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to the Company’s or its subsidiaries’ business activities; make certain Investments or Restricted Payments (each as defined in the Perceptive Credit Agreement); change its fiscal year; pay dividends; repay other certain indebtedness; engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that have the impact of restricting the Company’s ability to make loan repayments under the Perceptive Credit Agreement. In addition, the Company must (i) at all times prior to the Maturity Date maintain a minimum cash balance of $3.0 million; and (ii) as of the last day of each fiscal quarter commencing with the fiscal quarter ended June 30, 2019, report revenues for the trailing 12-month period that exceed the amounts set forth in the Perceptive Credit Agreement, which range from $7.0 million for the fiscal quarter ended June 30, 2019 to $55.0 million for the fiscal quarter ending December 31, 2021. At June 30, 2020, the Company was in compliance with all of the covenants contained in the Perceptive Credit Agreement.

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Subordinated Note Payable

A summary of the outstanding subordinated note payable is as follows:

	June 30, 2020	December 31, 2019

Subordinated note payable to Biotest	$15,000,000	$15,000,000
Less:
Debt discount	(74,240)	(91,947)
Subordinated note payable	$14,925,760	$14,908,053

In connection with the acquisition of the Biotest Assets (see Note 1), ADMA BioManufacturing issued a subordinated note payable to BPC and in connection therewith received cash proceeds of $15.0 million. This note has since been assigned from BPC to Biotest AG. The note bears interest at a rate of 6.0% per annum and matures on June 6, 2022.The Company is obligated to make semi-annual interest payments, with all principal and unpaid interest due at maturity. The note is subordinate to all amounts outstanding under the Perceptive Credit Agreement. In the event of default, all principal and unpaid interest is due on demand. The subordinated note also contains several non-financial covenants with which the Company was in compliance as of June 30, 2020.

7. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is currently authorized to issue up to 10 million shares of preferred stock, $0.0001, par value per share. There were no shares of preferred stock outstanding at June 30, 2020 and December 31, 2019.

Common Stock

As of June 30, 2020 and December 31, 2019, the Company was authorized to issue 150,000,000 shares of its common stock, $0.0001 par value per share, and 86,349,981 and 59,318,355 shares of common stock were outstanding as of June 30, 2020 and December 31, 2019, respectively. After giving effect to the 9,265,939 shares reserved for outstanding warrants and awards issued under the Company’s equity incentive plans, as of June 30, 2020 there were 54,384,080 shares of common stock available for issuance.

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

Warrants

At June 30, 2020 and December 31, 2019, the Company had outstanding warrants to purchase an aggregate of 2,138,160 shares of common stock, with a weighted average exercise price of $3.81 per share and expiration dates ranging between June 2022 and May 2029.

Equity Incentive Plans

The fair value of stock options granted under the Company’s 2007 Employee Stock Option Plan (the “2007 Plan”) and the ADMA Biologics, Inc. 2014 Omnibus Incentive Compensation Plan, as amended and restated (the “2014 Plan”), was determined on the date of grant using the Black-Scholes option valuation model. The Black-Scholes model was developed for use in estimating the fair value of publicly traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of certain subjective assumptions including the expected stock price volatility. The stock options granted to employees and directors have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. The following assumptions were used to determine the fair value of options granted during the six months ended June 30, 2020 and 2019:

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30,
	2020	2019
Expected term	5.5 - 6.3 years	5.8 - 6.3 years
Volatility	62%-67%	54%-62%
Dividend yield	0.0	0.0
Risk-free interest rate	0.38-1.68%	1.80-2.92%

During the six months ended June 30, 2020 and 2019, the Company granted options to purchase an aggregate of 1,232,500 and 1,429,100 shares of common stock, respectively, to its directors, employees and certain third-party service providers. The weighted average remaining contractual life of stock options outstanding and expected to vest at June 30, 2020 is 6.9 years. The weighted average remaining contractual life of stock options exercisable at June 30, 2020 is 5.6 years.

A summary of the Company’s option activity under the 2007 Plan and 2014 Plan and related information is as follows:

	Shares	Weighted Average Exercise Price
Balance at December 31, 2019	5,630,351	$4.76
Forfeited	(47,683)	$3.51
Expired	(6,763)	$4.34
Granted	1,232,500	$2.96
Exercised	(6,626)	$2.03
Balance at June 30, 2020	6,801,779	$4.45

Options exercisable	4,030,098	$5.19

As of June 30, 2020, the Company had $5.1 million of unrecognized compensation expense related to options granted under the Company’s equity incentive plans, which is expected to be recognized over a weighted-average period of 2.6 years.

During the six months ended June 30, 2020, the Company granted Restricted Stock Units (“RSUs”) to members of the Company’s Board of Directors and to certain management employees of the Company. The total RSUs granted during the period represent an aggregate of 341,000 shares of the Company’s common stock. The RSUs vest semi-annually over a period of one year for directors and annually over a period of four years for employees. Total compensation expense related to unvested RSUs for the three and six months ended June 30, 2020 was $0.1 million. A summary of the Company’s unvested RSU activity and related information is as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2019	-	$-
Granted	341,000	$2.80
Vested	-	$-
Forfeited	(15,000)	$2.92
Balance at June 30, 2020	326,000	$2.80

As of June 30, 2020, the Company had $0.8 million of unrecognized compensation expense related to unvested RSUs granted under the Company’s equity incentive plans, which is expected to be recognized over a weighted-average period of 3.5 years.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Total stock-based compensation expense for all awards granted under the Company’s equity incentive plans for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$105,029	$89,543	$198,603	$176,066
Plasma centers	8,510	13,213	15,754	24,753
Selling, general and administrative	539,256	569,349	1,063,145	1,067,820
Cost of product revenue	62,813	54,631	114,654	95,360
Total stock-based compensation expense	$715,608	$726,736	$1,392,156	$1,363,999

8. RELATED PARTY TRANSACTIONS

The Company leases an office building and equipment from Areth, LLC (“Areth”) pursuant to an agreement for services effective as of January 1, 2016, as amended from time to time. Effective October 1, 2017, monthly rent on this facility was set at $10,000. On November 7, 2019, an additional amendment was entered into between Areth and the Company to extend the term of this agreement through September 30, 2020, and to provide for automatic one-year renewals unless ADMA gives written notice of termination to Areth 60 days prior to the end of the term, which expires each year on September 30. The Company did not provide a written notice of termination to Areth as of July 31, 2020. Rent expense for the six months ended June 30, 2020 and 2019 amounted to $60,000. Areth is a company controlled by Dr. Jerrold B. Grossman, the Vice Chairman of the Company’s Board of Directors, and Adam S. Grossman, the Company’s President and Chief Executive Officer. The Company also reimburses Areth for office and building related (common area) expenses, equipment and certain other operational expenses, which were not material to the consolidated financial statements for the three and six months ended June 30, 2020 and 2019.

See Note 6 for a discussion of the Company’s credit facility and related transactions with Perceptive, a holder of more than 10% of the Company’s common stock.

In connection with the February 2020 public offering of the Company’s common stock (see Note 7) on February 11, 2020: (i) Perceptive Advisors, a principal stockholder of ADMA, purchased 4,563,700 shares of common stock through one of its affiliates, (ii) Dr. Grossman purchased 22,857 shares of common stock directly and 22,857 shares indirectly through an entity he controls (iii) Lawrence P. Guiheen, a director of the Company, purchased 20,000 shares of common stock, (iv) Mr. Grossman purchased 28,571 shares of common stock directly and 57,143 shares indirectly through an entity he controls (v) Brian Lenz, the Company’s Executive Vice President and Chief Financial Officer, purchased 7,142 shares of common stock, and (vi) James Mond, the Company’s Chief Scientific Officer and Chief Medical Officer, purchased 4,285 shares of common stock, all at the public offering price of $3.50 per share.

9. COMMITMENTS AND CONTINGENCIES

General Legal Matters

From time to time the Company is or may become subject to certain legal proceedings and claims arising in connection with the normal course of its business. Management does not expect that the outcome of any such claims or actions will have a material effect on the Company’s liquidity, results of operations or financial condition.

COVID-19 Pandemic

The Company continues to monitor the ongoing developments related to  the COVID-19 pandemic, and its impacts to the Company’s supply-chain operations, including procurement of raw materials and packaging materials, a portion of which are sourced internationally, and the testing of finished drug product that is required prior to its availability for commercial sale.  A substantial portion of such testing has historically been performed by contract laboratories outside the United States.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has experienced some delays with final drug product release testing by third-party vendors. In response to these delays, the Company added additional release testing laboratories to its FDA approved consortium listed in its drug approval documents which the Company believes has adequately addressed this issue. In addition, due to previous state and local “shelter-in-place” orders, the Company experienced lower than normal donor collections at its FDA approved plasma collection center during the three months ended June 30, 2020. The Company was also subject to delays in shipments of source plasma from its contracted third-party suppliers, as well as delays in deliveries for personal protective equipment, reagents and other non-plasma raw materials and supplies used in the manufacture of its products. The COVID-19 pandemic has also impacted, to a certain degree, the Company’s customer engagement initiatives, whereby ADMA’s sales and medical affairs field personnel have faced difficulties communicating directly with physicians and other healthcare professionals, as well as the cancellation or postponement of a number of key scientific and medical meetings, further limiting the Company’s ability to communicate with potential customers.  The Company has implemented a comprehensive suite of virtual engagement initiatives, however, clinician engagement has been reduced due to rapidly evolving COVID-19 priorities at U.S. medical centers.

Notwithstanding the foregoing, the COVID-19 pandemic to date has not had a material impact on the Company’s financial condition or results of operations, and the Company does not believe that its production operations at the Boca Facility, the Company’s contract fill/finishers or its plasma collection facility have been significantly impacted by the COVID-19 pandemic. As a result, the Company does not anticipate any material impairments with respect to any of its long-lived assets, including the Company’s property and equipment, goodwill or intangible assets.

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

Vendor and Licensor Commitments

Pursuant to the terms of a plasma purchase agreement with BPC dated as of November 17, 2011 (the “2011 Plasma Purchase Agreement”), the Company agreed to purchase from BPC an annual minimum volume of source plasma containing antibodies to RSV to be used in the manufacture of ASCENIV. The Company must purchase a to-be-determined and agreed upon annual minimum volume from BPC, but may also collect high-titer RSV plasma from up to five wholly-owned ADMA plasma collection facilities. During 2015, the Company and BPC amended the 2011 Plasma Purchase Agreement to allow the Company the ability to collect its raw material RSV high-titer plasma from other third-party collection organizations, thus allowing the Company to expand its reach for raw material supply as it continues its commercialization activities for ASCENIV. Unless terminated earlier, the 2011 Plasma Purchase Agreement expires in June 2027, after which it may be renewed for two additional five-year periods if agreed to by the parties. As part of the closing of the Biotest Transaction, the parties amended the 2011 Plasma Purchase Agreement to extend the initial term through the ten-year anniversary of the closing date of the Biotest Transaction. On December 10, 2018, BPC assigned its rights and obligations under the 2011 Plasma Purchase Agreement to Grifols Worldwide Operations Limited (“Grifols”) as its successor-in-interest, effective January 1, 2019. On January 1, 2019, Grifols and the Company entered into an additional amendment to the 2011 Plasma Purchase Agreement for the purchase of source plasma containing antibodies to RSV from Grifols. Pursuant to this amendment, until January 1, 2022, the Company may purchase RSV plasma from Grifols from the two plasma collection centers that were transferred to BPC on January 1, 2019 at a price equal to cost plus 5% without any additional increase due to inflation.

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

On June 6, 2017, the Company and BPC entered into a Plasma Purchase Agreement (the “2017 Plasma Purchase Agreement”), pursuant to which ADMA BioManufacturing purchases normal source plasma (“NSP”) from BPC at agreed upon annual quantities and prices. The 2017 Plasma Purchase Agreement had an initial term of five years after which the 2017 Plasma Purchase Agreement may be renewed for two additional terms of two years each upon the mutual written consent of the parties. On July 19, 2018, the Company and BPC entered into an amendment to the 2017 Plasma Purchase Agreement to, among other things, provide agreed upon amounts of NSP to be supplied by BPC to ADMA BioManufacturing in calendar year 2019 at a specified price per liter, provided that ADMA BioManufacturing delivers a valid purchase order to BPC. Additionally, pursuant to the amendment to the 2017 Plasma Purchase Agreement, BPC agrees that, for calendar years 2020 and 2021, it shall supply no less than a high double digit percentage of ADMA BioManufacturing’s requested NSP amounts, provided that such requested NSP amounts are within an agreed range, at a price per liter to be mutually determined. Furthermore, pursuant to the amendment to the 2017 Plasma Purchase Agreement, in the event BPC fails to supply ADMA BioManufacturing with at least a high double digit percentage of ADMA BioManufacturing’s requested NSP amounts, BPC shall promptly reimburse ADMA BioManufacturing the difference in price ADMA BioManufacturing incurs due to BPC’s election not to supply NSP to ADMA BioManufacturing in such amounts as requested. On December 10, 2018, BPC assigned its rights and obligations under the Plasma Purchase Agreement to Grifols, effective January 1, 2019.

The Company purchases substantially all of its raw material plasma from Grifols. For the six months ended June 30, 2020, plasma purchases from Grifols totaled approximately $3.7 million, representing approximately 42% of the Company’s total inventory purchases. For the six months ended June 30, 2019, plasma purchases from BPC totaled $5.0 million, or approximately 67% of the Company’s total inventory purchases.

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

Other commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of June 30, 2020. The Company does not anticipate recognizing any significant losses relating to these arrangements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. SEGMENTS

The Company is engaged in the manufacture, marketing and development of specialty plasma-derived biologics. The Company’s ADMA BioManufacturing segment reflects the Company’s immunoglobulin manufacturing, commercial and development operations in Boca Raton, FL, acquired on June 6, 2017 (see Note 1).The Plasma Collection Centers segment consists of one FDA-licensed source plasma collection facility, another plasma collection facility for which an FDA license is pending and a plasma collection center currently under construction. The Corporate segment includes general and administrative overhead expenses. The Company defines its segments as those business units whose operating results are regularly reviewed by the chief operating decision maker (“CODM”) to analyze performance and allocate resources. The Company’s CODM is its President and Chief Executive Officer. Summarized financial information concerning reportable segments is shown in the following tables:

Three Months Ended June 30, 2020
	ADMA BioManufacturing	Plasma Collection Centers	Corporate	Consolidated

Revenues	$6,502,865	$1,249,020	$35,709	$7,787,594

Cost of product revenue	12,237,141	1,258,488	-	13,495,629

Loss from operations	(12,852,835)	(919,309)	(3,351,681)	(17,123,825)

Interest and other expense, net	(235,442)	(33)	(2,818,791)	(3,054,266)

Net loss	(13,088,277)	(919,342)	(6,170,472)	(20,178,091)

Depreciation and amortization expense	772,241	111,106	2,305	885,652

Total assets	109,105,418	7,542,486	74,893,664	191,541,568

Three Months Ended June 30, 2019
	ADMA BioManufacturing	Plasma Collection Centers	Corporate	Consolidated

Revenues	$4,002,445	$2,522,788	$35,709	$6,560,942

Cost of product revenue	8,170,381	2,320,855	-	10,491,236

Loss from operations	(8,671,783)	(392,181)	(2,274,710)	(11,338,674)

Interest and other expense, net	(246,603)	(59)	(1,626,536)	(1,873,198)

Net loss	(8,918,386)	(392,240)	(3,901,246)	(13,211,872)

Depreciation and amortization expense	688,848	113,958	3,287	806,093

Total assets	67,236,416	3,835,999	72,201,705	143,274,120

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2020
	ADMA BioManufacturing	Plasma Collection Centers	Corporate	Consolidated

Revenues	$14,246,139	$3,669,782	$71,417	$17,987,338

Cost of product revenue	26,689,094	3,635,761	-	30,324,855

Loss from operations	(25,328,980)	(1,376,464)	(7,188,167)	(33,893,611)

Interest and other expense, net	(474,314)	(33)	(5,055,363)	(5,529,710)

Net loss	(25,803,294)	(1,376,497)	(12,243,530)	(39,423,321)

Capital expenditures	5,064,494	1,178,790	-	6,243,284

Depreciation and amortization expense	1,447,214	222,395	4,881	1,674,490

Six Months Ended June 30, 2019
	ADMA BioManufacturing	Plasma Collection Centers	Corporate	Consolidated

Revenues	$5,346,428	$4,671,686	$71,417	$10,089,531

Cost of product revenue	16,110,727	3,785,688	-	19,896,415

Loss from operations	(19,292,591)	(362,601)	(4,891,898)	(24,547,090)

Interest and other (expense) income, net	(416,216)	13,560	(2,895,007)	(3,297,663)

Gain on transfer of plasma center assets	-	11,527,421	-	11,527,421

Loss on extinguishment of debt	-	-	(9,962,495)	(9,962,495)

Net (loss) income	(19,708,807)	11,178,380	(17,749,400)	(26,279,827)

Capital expenditures	224,440	21,235	-	245,675

Depreciation and amortization expense	1,376,240	228,199	6,983	1,611,422

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. LEASE OBLIGATIONS

The Company leases certain properties and equipment for its ADMA BioCenters subsidiary and certain equipment for its ADMA BioManufacturing subsidiary, which leases provide the right to use the underlying assets and require lease payments through the respective lease terms which expire at various dates through 2030. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company determines if an arrangement is an operating lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. All other leases are recorded on the balance sheet with assets representing the right to use the underlying asset for the lease term and lease liabilities representing the obligation to make lease payments arising from the lease. Right-to-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of the lease payments is determined using the Company’s incremental borrowing rate of 13%. The Company’s operating lease expense is recognized on a straight-line basis over the lease term and is reflected in Plasma center operating expenses and Selling, general and administrative expenses. Aggregate lease expense and cash paid for the Company’s operating leases for the three months ended June 30, 2020 and 2019 was approximately $0.1 million, and aggregate rent expense and cash paid for the Company’s operating leases for the six months ended June 30, 2020 and 2019 was approximately $0.2 million.

In connection with the adoption of ASU 2016-02 on January 1, 2019 (see Note 2), the Company recognized right to use assets of $1.4 million and lease liabilities of approximately $1.6 million. During the six months ended June 30, 2020, the Company entered into two new property leases where the Company has opened or intends to open two new plasma collection facilities. In connection with these leases, the Company recognized aggregate lease liabilities and corresponding right-to-use assets in the approximate amount of $1.7 million. The right-to-use assets are reflected in Deposits and other assets in the accompanying consolidated balance sheets. Including a finance lease the Company entered into in June 2018, the Company has aggregate lease liabilities of $3.1 million and $1.5 million as of June 30, 2020 and December 31, 2019, respectively, which are comprised primarily of the leases for the Company’s plasma collection centers and an administrative office lease in Roswell, GA related to the Company’s ADMA BioCenters subsidiary. The Company’s operating leases have a weighted average remaining term of 8.4 years. Scheduled payments under the Company’s lease obligations are as follows:

Remainder of 2020	$262,076
Year ended December 31, 2021	699,752
2022	721,005
2023	706,919
2024	603,858
Thereafter	2,205,047
Total payments	5,198,657
Less: imputed interest	(2,050,495)
Current portion	(210,870)
Balance at June 30, 2020	$2,937,292

As of July 15, 2020, the Company had entered into two additional property leases where the Company intends to construct additional new plasma collection facilities. The Company has not taken possession of these two leased properties and their lease commencement dates have not been determined. With the exception of advance deposits and initial months’ rent totaling approximately $74,000, no payments have been made under these leases. The initial terms of each lease are from 11 to 13 years with monthly rental payments varying between approximately $17,000 and $21,000, including common area maintenance charges.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information for the six months ended June 30, 2020 and 2019 is as follows:

	2020	2019
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$4,912,165	$3,574,304
Noncash Financing and Investing Activities:
Equipment acquired reflected in accounts payable and accrued liabilities	$1,228,000	$290,389
Right-to-use assets obtained in exchange for lease obligations	$1,723,594	$1,421,669
Warrants issued in connection with notes payable	$-	$3,579,115

14.  SUBSEQUENT EVENTS

 On August 5, 2020, the Company entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC, as agent (the “Agent”), pursuant to which the Company may offer and sell (the “Offering”), from time to time, at its option, through or to the Agent, up to an aggregate of $50,000,000 of shares of the Company’s common stock, par value $0.0001 per share (the “Shares”). Any Shares to be offered and sold under the Sale Agreement will be issued and sold pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-234107), filed with the SEC on October 4, 2019, and declared effective on October 15, 2019 (the “Registration Statement”) and the prospectus supplement relating to the Offering, dated August 5, 2020, that will be filed with the SEC, by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, (the "Securities Act"), or if specified by the Company, by any other method permitted by law, including, but not limited to, in negotiated and block transactions.

                Subject to the terms of the Sale Agreement, the Agent will use its commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company cannot provide any assurances that it will issue any Shares pursuant to the Sale Agreement. The Company will pay the Agent a commission of up to 3.0% of the gross proceeds from each sale of the Shares under the Sale Agreement. The Company will also reimburse the Agent for certain expenses incurred in connection with the Sale Agreement and agreed to provide the Agent with customary indemnification rights with respect to certain liabilities, including liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended.

                Through the date of this report, no shares have been sold under the Sale Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations, which refers to our historical results, should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q, including “Risk Factors” and our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 13, 2020 (the “2019 10-K”). The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout or referenced within this Quarterly Report on Form 10-Q. See “Special Note Regarding Forward-Looking Statements.”Our actual results may differ materially from our current expectations.

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

 We manufacture our products at an FDA-licensed, 400,000-liter annual capacity plasma fractionation and purification facility located in Boca Raton, Florida (the “Boca Facility”). Based on current production yields, we believe this facility has the potential to produce quantities of our immune globulin (“IG”) products capable of generating more than $250 million in annual revenue as we ramp-up production over the next three to five years. Our products and product candidates are intended to be used by physician specialists focused on caring for immune-compromised patients with or at risk for certain infectious diseases.

Through our ADMA BioCenters subsidiary, we currently operate as an FDA-approved source plasma collection organization and have facilities located in the U.S. This business unit, which we refer to as our Plasma Collection Centers business segment, provides us with a portion of our blood plasma for the manufacture of our products and product candidates, and also allows us to sell certain quantities of source plasma to others for further manufacturing. We have embarked on a supply chain robustness plan and recently opened a new plasma collection center on June 30, 2020 for which an FDA license is pending, and we currently have additional plasma collection centers in various stages of development. We intend to open five to 10 additional plasma collection centers in the U.S. during the next three to five years. A typical plasma collection center, such as those operated by ADMA BioCenters, can collect approximately 30,000 to 50,000 liters of source plasma annually, which may be sold for different prices depending upon the type of plasma, quantity of purchase and market conditions at the time of sale. Plasma collected from ADMA BioCenters’ facilities that is not used to manufacture our products or product candidates is sold to third-party customers in the U.S. and in other locations outside the U.S. where we are approved under supply agreements or in the open “spot” market.

We also sell plasma-derived intermediate fractions to certain customers, which are generated as part of our FDA-approved manufacturing process for IG and IVIG products. In January 2020, we announced our entry into a five-year manufacturing and supply agreement to produce and sell these intermediate by-products, which are used as the starting raw material to produce other plasma-derived biologics. In addition, from time to time we provide contract manufacturing services for certain historical clients.

Our Products

BIVIGAM

BIVIGAM is a plasma-derived IVIG that contains a broad range of antibodies similar to those found in normal human plasma. These antibodies are directed against bacteria and viruses, and help to protect PI patients against serious infections. BIVIGAM is a purified, sterile, ready-to-use preparation of concentrated human Immunoglobulin G antibodies indicated for the treatment of PI, a group of genetic disorders. This includes, but is not limited to, the humoral immune defect in common variable immunodeficiency, X-linked agammaglobulinemia, congenital agammaglobulinemia, Wiskott-Aldrich syndrome and severe combined immunodeficiency. These PIs are a group of genetic disorders. Based on recent estimates, these disorders are no longer considered to be very rare, with as many as one in every 1,200 people in the United States having some form of PI. BPC Plasma, Inc. (formerly Biotest Pharmaceuticals Corporation) (“BPC”) had originally received FDA approval for BIVIGAM on December 19, 2012, prior to our acquisition of the Boca Facility and related assets on June 6, 2017 (the “Biotest Transaction”), and product sales had commenced in the first quarter of 2013. On May 9, 2019, the FDA approved the Prior Approval Supplement (the “PAS”) for the use of our IVIG manufacturing process, thereby enabling us to re-launch and commercialize this product in the United States. We resumed production of BIVIGAM during the fourth quarter of 2017 and commercial production is ongoing, using our FDA-approved IVIG manufacturing process under U.S. Department of Health and Human Services (“HHS”) License No. 2019. The commercial re-launch and first commercial sales for this product commenced in August of 2019.

ASCENIV

ASCENIV is a plasma-derived IVIG that contains naturally occurring polyclonal antibodies, which are proteins that are used by the body’s immune system to neutralize microbes, such as bacteria and viruses and prevent against infection and disease. We manufacture ASCENIV under HHS License No. 2019 using a process known as fractionation. As part of our proprietary manufacturing process for ASCENIV, we leverage our unique, patented plasma donor screening methodology and tailored plasma pooling design, which blends normal source plasma and plasma from donors tested to have high levels of neutralizing titers to RSV using our proprietary microneutralization assay. We are able to identify the high titer plasma that meets our internal specifications for ASCENIV with our patented testing methods and assay. This type of high titer plasma is typically found in less than 10% of the total donor collection samples we test.

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

Nabi-HB

Nabi-HB is a hyperimmune globulin that is rich in antibodies to the Hepatitis B virus. Nabi-HB is a purified human polyclonal antibody product collected from plasma donors who have been previously vaccinated with a Hepatitis B vaccine. Nabi-HB is indicated for the treatment of acute exposure to blood containing HBsAg, prenatal exposure of infants born to HBsAg-positive mothers, sexual exposure to HBsAg-positive persons and household exposure to persons with acute Hepatitis B virus infection in specific, listed settings. Hepatitis B is a potentially life-threatening liver infection caused by the Hepatitis B virus. It is a major global health problem. It can cause chronic infection and puts people at high risk of death from cirrhosis and liver cancer. Nabi-HB has a well-documented record of long-term safety and effectiveness since its initial market introduction. The FDA approved Nabi-HB on March 24, 1999.Production of Nabi-HB at the Boca Facility has continued under our leadership since the third quarter of 2017. In early 2018, we received authorization from the FDA for the release of our first commercial batch of Nabi-HB for commercial distribution in the U.S. and we continue to manufacture Nabi-HB under HHS License No. 2019.

IMPACT OF THE COVID-19 CRISIS

We continue to closely monitor ongoing developments in connection with the COVID-19 global pandemic, and its impacts to our commercial and manufacturing operations, including but not limited to disruptions to our supply chain operations, including procurement of raw materials and packaging materials, a portion of which are sourced internationally, and testing of finished drug product that is required prior to its availability for commercial sale.Such testing has historically been performed by contract laboratories outside the United States. In addition, travel and other restrictions that have been implemented in the United States have impacted our commercial efforts with respect to some of our products, including BIVIGAM and ASCENIV, as trade shows, industry and medical conferences and other events we had been planning to utilize and exhibit and attend with our staff to increase awareness of our products by physicians and payers remain subject to reduction in scope, rescheduling or outright cancellation due to the pandemic.

Although our consolidated revenues for the three months ended June 30, 2020 were higher than our revenues from the same period of a year ago, they were lower than our revenues for the three months ended March 31, 2020. This decrease was due to certain unforeseen delays and the impact of COVID-19 experienced our by third-party vendors and testing laboratories which perform final drug product GMP release testing. In response to these delays, we have added additional release testing laboratories to our FDA approved consortium listed in our drug approval documents which we believe has adequately addressed this issue. In July 2020, we began receiving FDA lot releases with testing data from our new testing laboratory vendor. In addition, due to previous state and local “shelter-in-place” orders, we experienced lower than normal donor collections at our FDA-approved plasma collection center during the three months ended June 30, 2020. We were also subject to delays in shipments of source plasma from our contracted third-party suppliers, as well as delays in deliveries for personal protective equipment, reagents and other non-plasma raw materials and supplies used in the manufacture of our products. We have also experienced challenges with respect to our customer engagement initiatives, as our sales and medical affairs field forces face difficulties communicating directly with physicians and other healthcare professionals and the cancellation or postponement of a number of key scientific and medical meetings, further limiting our ability to communicate with potential customers.  We have implemented a comprehensive suite of virtual engagement initiatives, though clinician engagement remains lower due to continuing COVID-19-related priorities at U.S. medical centers.

As of the date of this report, we do not believe that the operations and immunoglobulin and plasma products production at our Boca Facility, our contract fill/finishers or our plasma collection facility have been significantly impacted by the COVID-19 pandemic. As a result, as of the date of this report, we currently do not anticipate any material impairments with respect to any of our long-lived assets, including our property and equipment, goodwill or intangible assets.

Although the COVID-19 pandemic has not, to date, materially adversely impacted our capital and financial resources, due to the economic uncertainty that has resulted from the pandemic, and the potential impact of such to our stakeholders, we are unable to predict with certainty any potential impacts to our business. Additionally, because we are unable to determine the ultimate duration of the pandemic or its long-term effects on, among other things, the global, national or local economies, the capital and credit markets, our workforce, our customers or our suppliers, at this time we are unable to predict whether the COVID-19 crisis will have a material adverse impact on our business, financial condition, liquidity and results of operations.

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

Revenue Recognition

Revenues for the six months ended June 30, 2020 and 2019 are comprised of (i) revenues from the sale of our FDA-approved immunoglobulin products, (ii) product revenues from the sale of human plasma collected from our Plasma Collection Centers business segment, (iii) product revenues from the sale of intermediate fractions, (iv) contract manufacturing revenue from certain clients, and (v) license revenues attributable to the out-licensing of ASCENIV in December 2012 to Biotest AG (“Biotest”) to market and sell this product in Europe and selected countries in North Africa and the Middle East. Biotest has provided us with certain services and financial payments in accordance with the related Biotest license agreement and is obligated to pay us certain amounts in the future if certain milestones are achieved. Deferred revenue is amortized into income over the term of the Biotest license, representing a period of approximately 22 years.

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

For the six months ended June 30, 2020, three customers represented an aggregate of 81% of our consolidated revenues, with BioCARE, Inc. (“BioCare”), Biolife Plasma Services, L.P. (“Biolife”) and Reliance Life Sciences Pvt Limited (“Reliance”) representing approximately 47%, 20%, and 14%, respectively, of our consolidated revenues.

Accounts Receivable

Accounts receivable are reported at realizable value, net of allowances for contractual credits and doubtful accounts, which are recognized in the period the related revenue is recorded.

Cost of Product Revenue

Cost of product revenue includes expenses related to process development as well as scientific and technical operations when these operations are attributable to marketed products. When the activities of these operations are attributable to new products in development, the expenses are classified as research and development expenses. Costs of production for ASCENIV and BIVIGAM prior to their FDA approval dates of April 1, 2019 and May 9, 2019, respectively, were not capitalized into inventory but were instead expensed as incurred. In addition, costs associated with the production of conformance or engineering lots that would not qualify as immediately available for commercial sale are charged to cost of product revenue in the period the lots were produced.

Stock-Based Compensation

All equity-based payments, including grants of stock options and restricted stock units (“RSUs”) are recognized at their estimated fair value at the grant date, and compensation expense is recognized on a straight-line basis over the grantee’s requisite vesting period. During the six months ended June 30, 2020, we granted RSUs to members of our Board of Directors and certain members of our management and employees representing an aggregate of 341,000 shares of common stock. For the purpose of valuing stock options granted to our employees, directors and officers, we use the Black-Scholes option pricing model. We granted options to purchase an aggregate of 1,232,500 and 1,429,100 shares of common stock during the six months ended June 30, 2020 and 2019, respectively. To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of the grant with a term consistent with the expected term of our awards. The expected term of the options granted is in accordance with SEC Staff Accounting Bulletins 107 and 110, and is based on the average between vesting terms and contractual terms. The expected dividend yield reflects our current and expected future policy for dividends on our common stock. The expected stock price volatility for our stock options was calculated by examining the historical volatility of our common stock since our common stock became publicly traded in the fourth quarter of 2013. We will continue to analyze the expected stock price volatility and expected term assumptions and will adjust our Black-Scholes option pricing assumptions as appropriate. In accordance with Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), we have elected not to establish a forfeiture rate, as stock-based compensation expense related to forfeitures of unvested stock options is fully reversed at the time of forfeiture.

Research and Development Expenses

Our research and development (“R&D”) costs consist of clinical research organization costs, costs related to clinical trials, testing and evaluation of new or alternative products or processes, studies for potentially extending a product’s approved and labeled expiration dating and other potential label expansions, post-marketing commitment studies for BIVIGAM and ASCENIV, wages, benefits and stock-based compensation for employees directly related to research and development activities and, prior to April 1, 2019, assay development and testing, storage and transportation costs for high-titer plasma used in the manufacture of ASCENIV. All research and development costs are expensed as incurred.

Impairment of Long-Lived Assets

We assess the recoverability of our long-lived assets, which include property and equipment and definite-lived intangible assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s carrying value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the six months ended June 30, 2020 and 2019, we determined that there was no impairment of our long-lived assets.

Goodwill is not amortized, but is assessed for impairment on an annual basis or more frequently if impairment indicators exist. We have the option to perform a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of the reporting unit associated with the goodwill is less than its carrying amount, including goodwill and other intangible assets. If we conclude that this is the case, then we must perform a goodwill impairment test by comparing the fair value of the reporting unit to its carrying value.An impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value, with the impairment loss recognized not to exceed the total amount of goodwill allocated to that reporting unit.We did not recognize any impairment charges related to goodwill for the six months ended June 30, 2020 and 2019.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”), which requires financial assets to be presented at the net amount expected to be collected, with an allowance for credit losses to be deducted from the amortized cost basis of the financial asset such that the net carrying value of the asset is presented as the amount expected to be collected. Under ASU 2016-13, the entity’s statement of operations is required to reflect the measurement of credit losses for newly recognized financial assets, as well as expected increases or decreases in expected credit losses that have taken place during the period. For public business entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019.We adopted ASU No. 2016-13, and the adoption of this update did not have a significant impact on our consolidated financial statements.

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

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

The following table presents a summary of the changes in our results of operations for the three months ended June 30, 2020, our second fiscal quarter, compared to the three months ended June 30, 2019:

	Three Months Ended June 30,
	2020	2019	Increase (Decrease)
Revenues	$7,787,594	$6,560,942	$1,226,652
Cost of product revenue (exclusive of amortization expense shown below)	13,495,629	10,491,236	3,004,393
Gross loss	(5,708,035)	(3,930,294)	(1,777,741)
Research and development expenses	1,656,420	516,986	1,139,434
Plasma center operating expenses	877,902	594,113	283,789
Amortization of intangibles	178,838	211,234	(32,396)
Selling, general and administrative expenses	8,702,630	6,086,047	2,616,583
Loss from operations	(17,123,825)	(11,338,674)	(5,785,151)
Interest expense	(3,067,306)	(2,072,578)	(994,728)
Interest and other income, net	13,040	199,380	(186,340)
Net loss	$(20,178,091)	$(13,211,872)	$(6,966,219)

Revenues

We recorded total revenues of $7.8 million during the three months ended June 30, 2020, as compared to $6.6 million during the three months ended June 30, 2019, an increase of $1.2 million, or approximately 19%. The increase is mainly due to increased sales of our immunoglobulin products generated by our Boca Facility manufacturing operations in 2020 totaling $2.5 million, partially offset by a $1.3 million decrease in plasma revenues generated by our plasma collection facility.

Our revenues for the second quarter of 2020 as compared to the second quarter of 2019 were favorably impacted by the FDA approvals of BIVIGAM and ASCENIV on May 9, 2019 and April 1, 2019, respectively, and by the manufacturing and supply agreement we entered into in January 2020 to produce and sell intermediate fractions to a certain customer. Our second quarter plasma center revenues were negatively impacted by the COVID-19 pandemic due to “shelter-in-place” orders in effect during the quarter, which resulted in lower than normal donor collections at our plasma collection facility.

Cost of Product Revenue

Cost of product revenue was $13.5 million for the three months ended June 30, 2020, as compared to $10.5 million for the three months ended June 30, 2019. This increase reflects $2.7 million in production costs incurred for the manufacture of BIVIGAM conformance lots at an increased plasma pool production scale that pertains to our planned capacity expansion at the Boca Facility. Because we will require a new PAS from the FDA before the inventory comprising these conformance lots will be available for commercial sale, these costs were expensed as incurred and were not capitalized into inventory. We also experienced increased cost of product revenue in 2020 corresponding to the increase in immunoglobulin revenues of $4.4 million, partially offset by a decrease in unabsorbed manufacturing expenses at the Boca Facility of $3.0 million and lower cost of plasma product revenue of $1.1 million.

Research and Development Expenses

R&D expenses totaled $1.7 million for the three months ended June 30, 2020, as compared to $0.5 million for the three months ended June 30, 2019. The increase is primarily due to $0.8 million in costs incurred during 2020 for the testing and development of a new filling line at one of our third-party fill/finishers for a process that has not been approved by the FDA and $0.2 million of non-recurring costs associated with our participation in a third-party clinical research project.

Plasma Center Operating Expenses

Plasma center operating expenses were $0.9 million for the three months ended June 30, 2020, as compared to $0.6 million for the three months ended June 30, 2019. Plasma center operating expenses consist of certain general and administrative plasma center costs, including rent, maintenance, utilities, compensation and benefits for center and administrative staff, advertising and promotion expenses and computer software fees related to donor collections. The increase in plasma center operating expenses is mainly attributable to increased staffing and travel expenses related to our plasma center expansion activities.

Amortization of Intangibles

Amortization expense pertains to the amortization of intangible assets acquired in the Biotest Transaction, and was $0.2 million for the three months ended June 30, 2020 and 2019.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $8.7 million for the three months ended June 30, 2020, an increase of $2.6 million from the three months ended June 30, 2019. The increase was mainly due to higher employee compensation expenses of $1.3 million related to staffing increases in support of our commercialization efforts for BIVIGAM and ASCENIV, as well as the overall growth in the size and scope of our operations, $0.5 million in marketing and consulting fees associated with our ASCENIV commercialization efforts and $0.5 million in increased insurance expense.

Loss from Operations

Our operating loss was $17.1 million for the second quarter of 2020, as compared to $11.3 million for the second quarter of 2019. The $5.8 million increase in operating loss was mainly due to the increases in cost of product revenue, R&D and SG&A expenses, partially offset by the increase in revenues.

Interest Expense

Interest expense was $3.1 million for the three months ended June 30, 2020, as compared to $2.1 million for the three months ended June 30, 2019. Throughout the second quarter of 2020, we had $85.0 million in outstanding principal under our senior credit facility.During the same period of a year ago, our outstanding senior debt ranged from $45.0 to $72.5 million (see “Liquidity and Capital Resources”).

Net Loss

Our net loss was $20.2 million for the three months ended June 30, 2020, as compared to $13.2 million for the three months ended June 30, 2019.The increase in net loss of $7.0 million was primarily due to the increase in operating loss for the quarter of $5.8 million and to $1.0 million of higher interest expense.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

The following table presents a summary of the changes in our results of operations for the six months ended June 30, 2020, compared to the six months ended June 30, 2019:

	Six Months Ended June 30,
	2020	2019	Increase (Decrease)
Revenues	$17,987,338	$10,089,531	$7,897,807
Cost of product revenue (exclusive of amortization expense shown below)	30,324,855	19,896,415	10,428,440
Gross loss	(12,337,517)	(9,806,884)	(2,530,633)
Research and development expenses	3,185,158	1,387,621	1,797,537
Plasma center operating expenses	1,378,546	1,248,599	129,947
Amortization of intangibles	357,676	422,469	(64,793)
Selling, general and administrative expenses	16,634,714	11,681,517	4,953,197
Loss from operations	(33,893,611)	(24,547,090)	(9,346,521)
Interest expense	(5,784,397)	(3,613,085)	(2,171,312)
Loss on extinguishment of debt	-	(9,962,495)	9,962,495
Gain on transfer of plasma center assets	-	11,527,421	(11,527,421)
Interest and other income, net	254,687	315,422	(60,735)
Net loss	$(39,423,321)	$(26,279,827)	$(13,143,494)

Revenues

We recorded total revenues of approximately $18.0 million during the six months ended June 30, 2020, as compared to $10.1 million during the six months ended June 30, 2019, an increase of $7.9 million, or 78%. The increase is mainly due to increased sales of our immunoglobulin products generated by our Boca Facility manufacturing operations in 2020 totaling $8.9 million, partially offset by a $1.0 million decrease in plasma revenues generated by our plasma collection facility.

Cost of Product Revenue

Cost of product revenue was $30.3 million for the six months ended June 30, 2020, as compared to $19.9 million for the six months ended June 30, 2019. This increase reflects $6.6 million in production costs incurred for the manufacture of BIVIGAM conformance lots at an increased plasma pool production scale in connection with our planned capacity expansion and other production initiatives and investments at the Boca Facility. Cost of product revenue for the first six months of 2020 also reflects increases in cost of product revenue of approximately $8.1 million related to the increase in revenues, partially offset by a $4.7 million reduction in unabsorbed manufacturing expenses resulting from increased production throughput at the Boca Facility.

Research and Development Expenses

R&D expenses totaled $3.2 million for the six months ended June 30, 2020, as compared to $1.4 million for the six months ended June 30, 2019. The increase is primarily due to $0.8 million in costs incurred during 2020 for the testing and development of a new filling line at one of our third party fill/finishers for a process that has not been approved by the FDA, $0.4 million of costs incurred during 2020 for a study we commenced to potentially extend ASCENIV’s approved and labeled expiration dating, and to increased expenses for clinical studies related to post-marketing commitments for BIVIGAM, an obligation we assumed in the Biotest Transaction.

Plasma Center Operating Expenses

Plasma center operating expenses were $1.4 million for the six months ended June 30, 2020, as compared to $1.2 million for the six months ended June 30, 2019. The increase in plasma center operating expenses is mainly attributable to increased staffing and travel expenses related to our plasma center expansion activities as well as increases in donor fees, largely offset by increased donor collections and the related absorption at our FDA-approved plasma collection facility.

Amortization of Intangibles

Amortization expense for our intangible assets was $0.4 million for the six months ended June 30, 2020 and 2019.

Selling, General and Administrative Expenses

SG&A expenses were $16.6 million for the six months ended June 30, 2020, an increase of $5.0 million from the six months ended June 30, 2019. The increase was mainly due to higher employee compensation expenses of $2.7 million related to staffing increases in support of our commercialization efforts for BIVIGAM and ASCENIV, increased insurance expense of $0.9 million, marketing consulting fees incurred in connection with our ASCENIV commercialization efforts of $0.6 million and a $0.4 million increase professional services expense associated with the enhancements to our information technology infrastructure.

Loss from Operations

Our operating loss was $33.9 million for the first six months of 2020, as compared to $24.5 million for the first six months of 2019. The $9.3 million increase in operating loss was mainly due to the increases in cost of product revenue, SG&A and R&D expenses, partially offset by the increase in revenues.

Interest Expense

Interest expense was $5.8 million for the six months ended June 30, 2020, as compared to $3.6 million for the six months ended June 30, 2019. The increase is mainly due to higher average debt balances in 2020 as compared to 2019 resulting from additional loan proceeds we received from our senior lender in March of 2020 and May of 2019, when we drew down $12.5 million and $27.5 million, respectively, from our senior credit facility.

Non-recurring Items in the Six Months Ended June 30, 2019

In connection with the refinancing of our senior credit facility in February of 2019, we incurred a loss on the extinguishment debt of approximately $10.0 million for the retirement of our previously existing credit facility, consisting of a $6.5 million prepayment penalty, and the write-off of $3.5 million of unamortized debt discount related to the previous credit facility.

In connection with the purchase of the Boca Facility and related assets, we agreed to transfer our Marietta, GA and Norcross, GA plasma collection centers to BPC effective January 1, 2019. We had estimated the combined fair value of the two facilities to be $12.6 million, and we recorded a liability in our financial statements for this amount as of the date of the Biotest Transaction. On January 1, 2019, the two plasma collection facilities were transferred to BPC and we recorded a gain on this transfer in the amount of $11.5 million, which reflects the derecognition of the obligation to transfer ownership of the two facilities net of the carrying value of the assets associated with these facilities, primarily property and equipment and inventory, in the amount of $1.1 million.

Net Loss

Our net loss was $39.4 million for the six months ended June 30, 2020, as compared to $26.3 million for the six months ended June 30, 2019.The increase in net loss of $13.1 million was primarily due to the increase in operating loss for the period of $9.3 million and to $2.2 million of higher interest expense.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2020, we had working capital of $130.1 million, including cash and cash equivalents of $75.8 million, and stockholders’ equity of $76.9 million, as compared to working capital of $71.8 million, including cash and cash equivalents of $26.8 million, and stockholders’ equity of $26.2 million as of December 31, 2019. We have incurred an accumulated deficit of $304.1 million since inception, had negative cash flows of $45.9 million and $32.9 million for the six months ended June 30, 2020 and 2019, respectively, and had negative cash flows from operations of $76.2 million and $62.7 million for the years ended December 31, 2019 and 2018, respectively. We have funded our operations over the past few years primarily from the sale of our equity and debt securities.

We expect to continue to spend substantial amounts on procurement of raw material plasma and other raw materials necessary to scale up our manufacturing operations, commercial product launches, capacity expansion at the Boca Facility, building additional plasma collection facilities, product development, quality assurance, regulatory affairs and conducting clinical trials for our product candidates and purchasing clinical trial materials, some of which may be required by the FDA. In addition, our end-to-end production cycle from procurement of raw materials to commercial release of finished product can take between seven and 12 months, requiring substantial investments in raw material plasma and other manufacturing materials. We expect that we will not be able to generate a sufficient amount of product revenue to achieve profitability before 2021 and, as a result, we expect that we will need to finance our operations through additional equity or debt financings or corporate collaboration and licensing arrangements. Based upon our current projected revenue and expenditures, including capital expenditures and continued implementation of our commercialization and expansion activities, we currently believe that our cash, cash equivalents, projected revenue and accounts receivable will be sufficient to fund our operations, as currently conducted, into the second quarter of 2021. In order to have sufficient cash to fund our operations thereafter, we anticipate raising additional capital before the end of the second quarter of 2021. These estimates and timeframe may change based upon several factors, including the success of our commercial manufacturing ramp-up activities, the acceptability and reimbursement of BIVIGAM and ASCENIV by physicians, patients or payers, and the various financing options that may be available to us. We currently have no firm commitments for additional financing, and there can be no assurances that we will be able to secure additional financing on terms that are acceptable to us, or at all. Furthermore, if our assumptions underlying our estimated expenses and revenues are incorrect, we may have to raise additional capital sooner than currently anticipated.

Our long-term liquidity depends upon our ability to raise additional capital, fund capacity expansion and commercial programs and generate sufficient revenues from our products, several of which have only recently achieved commercial status, cover our operating expenses and meet our obligations on a timely basis. The COVID-19 pandemic has negatively affected the global economy and created significant volatility and disruption to the financial markets. Failure to secure any necessary financing in a timely manner and on commercially reasonable terms could have a material adverse effect on our business plan and financial performance and we could be forced to delay or discontinue our capacity expansion, commercialization, product development or clinical trial activities, delay or discontinue the approval efforts for any of our product candidates, or potentially cease operations. In addition, we could also be forced to reduce or forgo sales and marketing efforts and forgo attractive business opportunities. Due to numerous risks and uncertainties associated with the COVID-19 pandemic, FDA reviews and approvals related to our products, patient/payer acceptance of our products, ongoing compliance and maintenance requirements and capacity expansion efforts at the Boca Facility, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures required to fund our commercialization and other development activities. Our current estimates may be subject to change as circumstances regarding our business requirements evolve and are also subject to the effect of potential new government orders, policies and procedures that we must comply with which are outside of our control. As such, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

On March 20, 2020, we drew down the third and final tranche of our existing Credit Agreement and Guaranty, dated February 11, 2019, as amended (the “Perceptive Credit Agreement”), with Perceptive Credit Holdings II, LP (“Perceptive”) and we received proceeds of $12.5 million which are being used for general corporate purposes. Borrowings under the Perceptive Credit Agreement bear interest at a rate per annum equal to the sum of 7.5% (the “Applicable Margin”) plus the greater of (i) one-month LIBOR and (ii) 3.5%; provided, however, that upon, and during the continuance of, an Event of Default, the Applicable Margin shall automatically increase by an additional 400 basis points.

We currently have an outstanding principal balance of $85.0 million under our Credit Agreement with Perceptive, all of which matures on March 1, 2022.We are required to pay interest to Perceptive in the approximate amount of $0.8 million per month. All of our obligations under the Perceptive Credit Agreement are secured by a first-priority lien and security interest in substantially all of our tangible and intangible assets, including intellectual property and all of the equity interests in our subsidiaries. The Perceptive Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The negative covenants restrict or limit our ability to, among other things and subject to certain exceptions contained in the Perceptive Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to our business activities; make certain Investments or Restricted Payments (each as defined in the Perceptive Credit Agreement); change our fiscal year; pay dividends; repay certain other indebtedness; engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that have the impact of restricting our ability to make loan repayments under the Perceptive Credit Agreement. In addition, we must (i) at all times prior to the Maturity Date maintain a minimum cash balance of $3.0 million; and (ii) as of the last day of each fiscal quarter commencing with the fiscal quarter ending June 30, 2019, report revenues for the trailing 12-month period that exceed the amounts set forth in the Perceptive Credit Agreement, which range from $7.0 million for the fiscal quarter ending June 30, 2019 to $55.0 million for the fiscal quarter ending December 31, 2021. At June 30, 2020, we were in compliance with all of the covenants under the Perceptive Credit Facility.

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

We also have $15.0 million in principal amount of indebtedness outstanding under an unsecured subordinated note payable to Biotest, which note bears interest at a rate of 6.0% per annum and matures on June 6, 2022. We are obligated to make semi-annual interest payments to Biotest of approximately $0.5 million, with all principal and unpaid interest due at maturity.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2020	2019

Net cash used in operating activities	$(45,931,435)	$(32,911,136)
Net cash used in investing activities	(6,241,284)	(245,675)
Net cash provided by financing activities	101,201,706	80,017,868
Net change in cash and cash equivalents	49,028,987	46,861,057

Cash and cash equivalents, including restricted cash - beginning of period	26,752,135	26,754,852
Cash and cash equivalents - end of period	$75,781,122	$73,615,909

Net Cash Used in Operating Activities

Cash used in operations for the six months ended June 30, 2020 was $45.9 million, an increase of $13.0 million from the same period of a year ago, mainly due to the increase in net loss. The following table illustrates the primary components of our cash flows from operations:

	Six Months Ended
	June 30,
	2020	2019
Net loss	$(39,423,321)	$(26,279,827)
Non-cash expenses, gains and losses	3,873,479	1,688,347
Changes in accounts receivable	(3,044,246)	(3,694,222)
Changes in inventories	(2,936,614)	(5,175,148)
Changes in prepaid expenses and other current assets	(2,159,834)	163,747
Changes in accounts payable and accrued expenses	(1,865,637)	358,164
Other	(375,262)	27,803
Cash used in operations	$(45,931,435)	$(32,911,136)

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2020 and 2019 was $6.2 million and $0.2 million, respectively, primarily consisting of capital expenditures at the Boca Facility, including the purchase and installation of our new filling and packaging machine, and, in the six months ended June 30, 2020, capital expenditures related to the build-out of our new plasma collection facility. Although we have no specific material commitments for capital expenditures as of June 30, 2020, we expect our total capital expenditures will be between $7.0 million and $12.0 million for the remainder of fiscal 2020.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2020 was $101.2 million, which is comprised of the net proceeds received from our February 2020 equity offering in the amount of $88.7 million and the $12.5 million of loan proceeds received from the final tranche that was available under our senior credit facility. Net cash provided by financing activities for the six months ended June 30, 2019 of $80.0 million reflects $4.2 million related to the refinancing of the Marathon Credit Facility with our current senior credit facility provided by the Perceptive Credit Agreement in February of 2019, the drawdown of $27.5 million under this facility in May of 2019 and the $48.4 million of net proceeds from our May 2019 public offering of our common stock.

Effect of Inflation

Inflation or changing prices did not have a significant impact on our net sales, revenues or net loss for the six months ended June 30, 2020 or in 2019 or 2018.

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

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of June 30, 2020. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of June 30, 2020 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a history of losses and expect to incur substantial losses and negative operating cash flow into fiscal 2021, and we may never achieve or maintain profitability. For the six months ended June 30, 2020 and 2019, we incurred net losses of $39.4 million and $26.3 million, respectively. For the years ended December 31, 2019 and 2018, we incurred net losses of $48.3 million and $65.7 million, respectively.From our inception in 2004 through June 30, 2020, we have incurred an accumulated deficit of $304.1 million. We expect that we will not be able to generate a sufficient amount of product revenue to achieve profitability before 2021 and, as a result, we expect that we will need to finance our operations through additional equity or debt financings or corporate collaboration and licensing agreements.We also expect to continue to incur significant operating and capital expenditures and anticipate that our operating expenses will increase substantially in the foreseeable future as we:

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

The COVID-19 pandemic and efforts to reduce its spread has significantly affected worldwide economic conditions, and could have a material adverse impact on our business, liquidity, financial condition and results of operations

The COVID-19 pandemic has the potential to adversely impact several aspects of our commercial and manufacturing operations, including but not limited to potential disruptions to our supply-chain operations, including procurement of raw materials and packaging materials, a portion of which are sourced internationally, and the testing of finished drug product that is required prior to its availability for commercial sale.Such testing has historically been performed by contract laboratories outside the United States. While we do not believe that the COVID-19 pandemic has significantly affected operations and immunoglobulin production at our Boca Facility at this time, we may experience adverse effects in the future, particularly in light of the recent increase in COVID-19 cases in the State of Florida. For example, our employees becoming ill, the imposition of additional mandatory remote working environments and federal, state and local responses to the COVID-19 virus could materially affect the efficiency and pace of our operations and manufacturing at our Boca Facility. In addition, travel and other restrictions that have been implemented in the United States could impact our commercial efforts with respect to any of our products, including BIVIGAM and ASCENIV, as trade shows, industry and medical conferences and other events we had been planning to utilize and exhibit and attend with our staff to increase awareness of our products by physicians and payers are subject to limitations, rescheduling or outright cancellation in response to the pandemic. Also, due to previous state and local “shelter-in-place” orders, we experienced lower than normal donor collections at our FDA approved plasma collection center during the three months ended June 30, 2020. We were also subject to delays in shipments of source plasma from our contracted third-party suppliers, as well as delays in deliveries or price increases for personal protective equipment, reagents and other non-plasma raw materials and supplies used in the manufacture of our products.

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

Although in the future we plan to build our own fill/finish suite within the Boca Facility, we also intend to continue to utilize third parties to supplement our fill/finish process for final drug substance and we may, in any event, never be successful in developing our own fill/finish suite. Our anticipated reliance on a limited number of third-party manufacturers exposes us to the following risks:

•	we may be unable to identify contract fill/finishers on acceptable terms or at all because the number of potential service providers is limited and the FDA must inspect and qualify any contract manufacturers for current cGMP compliance as part of our marketing application;

•	a new fill/finisher would have to be educated in, or develop substantially equivalent processes for, the production of our products and product candidates;

•	the COVID-19 pandemic could adversely affect our contracted fill/finishers’ operations, supply chain or workforce;

•	our contracted fill/finishers’ resources and level of expertise with plasma-derived biologics may be limited, and therefore they may require a significant amount of support from us in order to implement and maintain the infrastructure and processes required to deliver our finished drug product;

•	our third-party fill/finishers might be unable to timely provide finished drug product in sufficient quantity to meet our commercial needs;

•	contract manufacturers may not be able to execute our inspection procedures and required tests appropriately;

•	contract manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMP and other government regulations, and we do not have control over third-party providers’ compliance with these regulations;

•	our third-party fill-finishers could breach or terminate their agreements with us; and

•	our contract fill/finishers may have unacceptable or inconsistent drug product quality success rates and yields, and we have no direct control over our contract fill/finishers’ ability to maintain adequate quality control, quality assurance and qualified personnel.

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

Our facilities are subject to periodic inspections by the FDA, which, depending on the outcome of such inspection, could result in certain FDA actions, including the issuance of observations, notices, citations or warning letters.

The FDA is authorized to perform inspections of our facilities, including the Boca Facility. At the end of such an inspection, the FDA could issue a Form 483 Notice of Inspectional Observations, which could cause us to modify certain activities identified during the inspection. Following such inspections, the FDA may issue an untitled letter as an initial correspondence that cites violations that do not meet the threshold of regulatory significance of a warning letter. FDA guidelines also provide for the issuance of warning letters for violations of “regulatory significance” for which the failure to adequately and promptly achieve correction may be expected to result in an enforcement action. FDA also may issue warning letters and untitled letters in connection with events or circumstances unrelated to an FDA inspection.

Following the completion of the Biotest Transaction, we gained control over the regulatory, quality, general operations and drug substance manufacturing process at the Boca Facility, which was the subject of an outstanding FDA warning letter issued when the Boca Facility was operated by BPC. To address the outstanding warning letter, we worked with a leading consulting firm with extensive experience in remediating compliance and inspection issues related to quality management systems that managed a robust team of subject matter experts in plasma-derived products and biologic drugs to assist us in addressing all identified CMC and cGMP issues and deficiencies.

We may not be able to timely resolve concerns raised by the FDA as a result of an inspection or without expending significant resources. We are unable to control the timing of FDA inspections, responses, meeting requests, teleconference requests, requests for clarifications and similar regulatory communications, as well as whether or not the FDA will change its requirements, guidance or expectations. If the FDA determines that we have not remediated the issues identified in a warning letter or any other inspection issues and deficiencies, any failure of ours to address or provide requested documentation of corrections for these issues could disrupt our business operations and the timing of our commercialization efforts and could have a material adverse effect on our financial condition and operating results.

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

Since receiving FDA approval for ASCENIV, we have been commercializing this product while also continuing our research and development activities. There can be no assurance that we will be able to successfully manage the balance of our research and development operations with our commercialization activities. Potential investors and stockholders should be aware of the problems, delays, expenses and difficulties frequently encountered by companies balancing development of product candidates, which can include problems such as unanticipated issues relating to clinical trials and receipt of approvals from the FDA and foreign regulatory bodies, with commercialization efforts, which can include problems related to managing manufacturing and supply, including supply chain constraints directly or indirectly caused by the ongoing COVID-19 pandemic and government responses thereto, reimbursement, marketing challenges, development of a comprehensive compliance program, and other related and additional costs. For example, the raw material plasma we collect and procure to manufacture ASCENIV using our patented proprietary microneutralization assay is comprised of plasma collected from donors which contains high titer antibodies to RSV. This high titer plasma which meets our internal specifications for the manufacture of ASCENIV that we are able to identify with our patented testing assay amounts to less than 10% of the total donor collection samples we test. Our product candidates will require significant additional research and clinical trials, and we will need to overcome significant regulatory burdens prior to commercialization in the U.S. and other countries. In addition, we may be required to spend significant funds on building out our commercial operations. There can be no assurance that after the expenditure of substantial funds and efforts, we will successfully develop and commercialize any of our product candidates, generate any significant revenues or ever achieve and maintain a substantial level of sales of our products.

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

For the six months ended June 30, 2020, three customers represented an aggregate of 81% of our consolidated revenues, with BioCare, Biolife and Reliance representing approximately 47%, 20%, and 14%, respectively, of our consolidated revenues. For the year ended December 31, 2019, three customers represented an aggregate of 70% of our consolidated revenues, with BioCare, Biolife and Sanofi Pasteur S.A. (“Sanofi”) representing approximately 26%, 24%, and 20%, respectively, of our consolidated revenues.

As of June 30, 2020, three customers represented a total of 76% of our consolidated accounts receivable, with BioCare, Reliance and Biolife representing approximately 55%, 11% and 10%, respectively, of our consolidated accounts receivable. At December 31, 2019, BioCare represented 77% of our consolidated accounts receivable and McKesson Corporation (“McKesson”) represented 13% of our consolidated accounts receivable.

The loss of any key customers or a material change in the revenue generated by any of these customers, with the exception of Sanofi, could have a material adverse effect on our business, results of operations and financial condition. The initial term of our Amended and Restated Plasma Supply Agreement with BPC, pursuant to which we supplied BPC with normal source plasma, expired by its terms on December 31, 2018 and was not renewed, and we fulfilled our commitment under our supply agreement with Sanofi during the year ended December 31, 2019. Moreover, we anticipate deriving increased revenue from BioCare over the next few years. Factors that could influence our relationships with our customers include, among other things:

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

Our ADMA BioCenters operations collect information from donors in the U.S. that subjects us to consumer and health privacy laws, which could create enforcement and litigation exposure if we fail to meet their requirements.

Consumer privacy is highly protected by federal and state law.The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, impose, among other things, obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information held by covered entities and business associates. A “covered entity” is the primary type of HIPAA-regulated entity.Health plans/insurers, healthcare providers engaging in standard transactions (insurance/health plan claims and encounters, payment and remittance advice, claims status, eligibility, enrollment/disenrollment, referrals and authorizations, coordination of benefits and premium payments), and healthcare clearinghouses (switches that convert data between standard and non-standard data sets) are covered entities. A “business associate” provides services to covered entities (directly or as subcontractors to other business associates) involving arranging, creating, receiving, maintaining, or transmitting protected health information (“PHI”) on a covered entity’s behalf.In order to legally provide access to PHI to service providers, covered entities and business associates must enter into a “business associate agreement” (“BAA”) with the service provider PHI recipient. Among other things, HITECH made certain aspects of the HIPAA’s rules (notably the Security Rule) directly applicable to business associates – independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal court to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. The HHS Office of Civil Rights (“OCR”) has increased its focus on compliance and continues to train state attorneys general for enforcement purposes. OCR has recently increased both its efforts to audit HIPAA compliance and its level of enforcement, with one recent penalty exceeding $5.0 million.

While we are not a covered entity or business associate subject to HIPAA, even when HIPAA does not apply, according to the U.S. Federal Trade Commission (the “FTC”), failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Medical data is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule.In addition, states impose a variety of laws protecting consumer information, with certain sensitive information such as HIV/Sexually Transmitted Disease status subject to heightened standards.In addition, federal and state privacy, data security, and breach notification laws, rules and regulations, and other laws apply to the collection, use and security of personal information, including social security number, driver’s license numbers, government identifiers, credit card and financial account numbers.Some state privacy and security laws apply more broadly than HIPAA and associated regulations. For example, California recently enacted legislation – the California Consumer Privacy Act, or CCPA – which went into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. It remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. We could be subject to enforcement action and litigation exposure if we fail to adhere to these data privacy and security laws.

We may neither be successful in integrating the Biotest Assets into our business nor realize the strategic and financial benefits currently anticipated from the Biotest Transaction.

On June 6, 2017, we completed Biotest Transaction, in which we acquired certain assets (the “Biotest Assets”) of the Therapy Business Unit (“BTBU”) of BPC, which included two FDA-licensed products, Nabi-HB and BIVIGAM, and the Boca Facility. The Biotest Transaction involves the integration of two businesses that previously have operated independently with principal offices in two distinct locations. We continue to expend significant management attention and resources to integrate the two companies following completion of the Biotest Transaction. The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in the combined company’s failure to achieve some or all of the anticipated benefits of the Biotest Transaction. There is also uncertainty as to whether the combined business will be able to operate at a profitable level in the future given the relatively small size of the Biotest Assets and the competitive environment in which we operate.

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

Our success depends in part on our ability to attract, motivate, and retain a sufficient number of qualified employees across various areas of our operations, such as research and development, manufacturing operations, and sales, who understand and appreciate our strategy and culture and are able to contribute to our mission. We will need to hire additional qualified personnel with expertise in commercialization, sales, marketing, medical affairs, reimbursement, government regulation, formulation, quality control, manufacturing and finance and accounting. In particular, over the next 12-24 months, we expect to hire several new employees devoted to commercialization, sales, marketing, medical and scientific affairs, regulatory affairs, quality control, finance and general and operational management. Qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply in some areas. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for such individuals is intense, and we cannot assure you that our search for such personnel will be successful, particularly if the COVID-19 pandemic causes significant changes in the competitive market for such personnel or travel restrictions related to COVID-19 prevent qualified personnel from applying for employment. If we are unable to hire and retain personnel capable of consistently performing at a high level, our business and operations could be materially adversely affected. Additionally, any material increases in existing employee turnover rates or increases in labor costs could have a material adverse effect on our business, financial condition or operating results.

We currently collect human blood plasma at our ADMA BioCenters facility, and if we cannot maintain FDA approval for this facility or obtain FDA approval for additional facilities that we create or acquire rights to, we may be adversely affected and may not be able to sell or use this human blood plasma for future commercial purposes.

We intend to maintain FDA approval of our ADMA BioCenters collection facility in Kennesaw, GA for the collection of human blood plasma and we may seek other governmental and regulatory approvals for this facility. We also plan to grow through the building and licensing of additional ADMA BioCenters facilities in various regions of the U.S. Collection facilities are subject to FDA and potentially other governmental and regulatory inspections and extensive regulation, including compliance with current cGMP, FDA and other government approvals, as applicable. Failure to comply with applicable governmental regulations or to receive applicable approvals for our future facilities may result in enforcement actions, such as adverse inspection reports, warning letters, product recalls or seizures, monetary sanctions, injunctions to halt manufacture and distribution of products, civil or criminal sanctions, costly litigation, refusal of regulatory authority approvals and licenses, restrictions on operations or withdrawal of existing approvals and licenses, any of which may significantly delay or suspend our operations for these locations, potentially having a materially adverse effect on our ability to manufacture our products or offer for sale plasma collected at the affected site(s).

We currently manufacture our current marketed products, pipeline products, and products for third parties in our manufacturing and testing facilities, and if we or our vendors cannot maintain appropriate FDA status for these facilities, we may be adversely affected, and may not be able to sell, manufacture or commercialize these products.

There are no assurances we will be able to maintain compliance with all FDA or other regulations.Our third-party vendors may perform activities for themselves or other clients and we may not be privy to all regulatory findings or issues discovered by the FDA or other regulatory agencies. Such findings, which are out of our control, may adversely affect our ability to continue to work with these vendors, or our ability to release commercial drug product or perform necessary testing or other actions for us or our clients, which may be required in order to remain FDA compliant or to commercialize our products.

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

In order for plasma to be used in the manufacturing of our products, the individual centers at which the plasma is collected must be licensed by the FDA and approved by the regulatory authorities of any country in which we may wish to commercialize our products. When we open a new plasma center, and on an ongoing basis after licensure, it must be inspected by the FDA for compliance with cGMP and other regulatory requirements. Therefore, even if we are able to construct new plasma collection centers to complement our Kennesaw, GA plasma collection facility, an unsatisfactory inspection could prevent a new center from being licensed or risk the suspension or revocation of an existing license. We do not and will not have adequate plasma to manufacture our products. Therefore, we are reliant on the purchase of plasma from third parties to manufacture our products. We can give no assurances that appropriate plasma will be available to us on commercially reasonable terms, or at all, to manufacture our products. Further, the COVID-19 pandemic has resulted in, and may continue to result in, significant constraints in raw material supply across various different industries, including the supply of plasma. It is possible that in the future, the COVID-19 pandemic and government responses thereto will have an adverse effect on our ability to source plasma from donors in quantity and quality sufficient for our manufacturing processes. In order to maintain a plasma center’s license, its operations must continue to conform to cGMP and other regulatory requirements. In the event that we determine that plasma was not collected in compliance with cGMP, we may be unable to use and may ultimately destroy plasma collected from that center, which would be recorded as a charge to cost of product revenue. Additionally, if non-compliance in the plasma collection process is identified after the impacted plasma has been pooled with compliant plasma from other sources, entire plasma pools, in-process intermediate materials and final products could be impacted. Consequently, we could experience significant inventory impairment provisions and write-offs which could adversely affect our business and financial results. We plan to increase our supplies of plasma for use in the manufacturing processes through increased purchases of plasma from third-party suppliers as well as collections from our existing ADMA BioCenters plasma collection facility. This strategy is dependent upon our ability to maintain a cGMP compliant environment in our plasma facility and to expand production and attract donors to our facility. There is no assurance that the FDA will inspect and license any of our unlicensed plasma collection facilities which we may, in the future, construct, in a timely manner consistent with our production plans. If we misjudge the readiness of a center for an FDA inspection, we may lose credibility with the FDA and cause the FDA to more closely examine all of our operations. Such additional scrutiny could materially hamper our operations and our ability to increase plasma collections. Our ability to expand production and increase our plasma collection facility to more efficient production levels may be affected by changes in the economic environment and population in selected regions where ADMA BioCenters operates its current or future plasma facilities, by the entry of competitive plasma centers into regions where ADMA BioCenters operates such centers, by misjudging the demographic potential of individual regions where ADMA BioCenters expects to expand production and attract new donors, by unexpected facility related challenges, or by unexpected management challenges at selected plasma facilities held by us from time to time.

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

Our operations have consumed substantial amounts of cash since inception. For the six months ended June 30, 2020 and 2019, we had negative cash flows from operations of $45.9 million and $32.9 million, respectively, and for the years ended December 31, 2019 and 2018, we had negative cash flows from operations of approximately $76.2 million and $62.7 million, respectively. We expect to continue to spend substantial amounts on procurement of raw material plasma and other raw materials necessary to scale up our manufacturing operations, commercial product launches, capacity expansion at the Boca Facility, building additional plasma collection facilities, product development, quality assurance, regulatory affairs and conducting clinical trials for our product candidates and purchasing clinical trial materials, some of which may be required by the FDA. In addition, our end-to-end production cycle from procurement of raw materials to commercial release of finished product can take between seven and 12 months, requiring substantial investments in raw material plasma and other manufacturing materials. We expect that we will not be able to generate a sufficient amount of product revenue to achieve profitability before 2021 and, as a result, we expect that we will need to finance our operations through additional equity or debt financings or corporate collaboration and licensing agreements. We currently anticipate, based upon our projected revenue and expenditures, as well as the additional funds we are able to draw down under the Perceptive Credit Facility, that our current cash, cash equivalents and accounts receivable will be sufficient to fund our operations, as currently conducted, into the second quarter of 2021. In order to have sufficient cash to fund our operations thereafter, we will need to raise additional equity or debt financing before the end of the second quarter of 2021. This time frame may change based upon how quickly we are able to execute on our operational initiatives and the various financing options that may be available to us in 2021. However, if the assumptions underlying our estimated expenses prove to be incorrect, we may have to raise additional capital sooner than we currently expect. Until such time, if ever, as we can generate a sufficient amount of product revenue to achieve profitability, we expect to continue to finance our operations through additional equity or debt financings or corporate collaboration and licensing arrangements. If we are unable to raise additional capital as needed, including due to widespread liquidity constraints or significant market instability that could result from the COVID-19 pandemic, we will have to delay, curtail or eliminate our commercialization efforts or our product development activities.

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

In addition, we have $15.0 million in principal amount of indebtedness outstanding under an unsecured subordinated note issued by ADMA BioManufacturing to Biotest on June 6, 2017, which note bears interest at a rate of 6.0% per annum and matures on June 6, 2022. We are obligated to make semi-annual interest payments to Biotest of approximately $0.5 million, with all principal and unpaid interest due at maturity.

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

Risks Associated with our Common Stock

The market price of our common stock may be volatile and may fluctuate in a way that is disproportionate to our operating performance.

Our stock price may experience substantial volatility as a result of a number of factors, including:

•	sales or potential sales of substantial amounts of our common stock;

•	our ability to successfully leverage the anticipated benefits and synergies from the Biotest Transaction, including optimization of the combined businesses, operations and products and services, including the nature, strategy and focus of the combined company and the management and governance structure of the combined company;

•	uncertainties in the equity markets related to the effects of the COVID-19 pandemic;

•	delay or failure in initiating or completing preclinical or clinical trials or unsatisfactory results of these trials;

•	delay in a decision by federal, state or local business regulatory authority;

•	the timing of acceptance, third-party reimbursement and sales of BIVIGAM and ASCENIV;

•	announcements about us or about our competitors, including clinical trial results, regulatory approvals or new product introductions;

•	developments concerning our licensors or third-party vendors;

•	litigation and other developments relating to our patents or other proprietary rights or those of our competitors;

•	conditions in the pharmaceutical or biotechnology industries;

•	governmental regulation and legislation;

•	variations in our anticipated or actual operating results; and

•	change in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations.

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

As of August 3, 2020, most of our 86,349,981 outstanding shares of common stock, as well as a substantial number of shares of our common stock underlying outstanding warrants, were available for sale in the public market, subject to certain restrictions with respect to sales of our common stock by our affiliates, either pursuant to Rule 144 under the Securities Act, or under effective registration statements. Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, could cause the market price of our common stock to decline or adversely affect demand for our common stock.

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

As of June 30, 2020, Perceptive, our directors and executive officers and their affiliates beneficially owned approximately 27% of the outstanding shares of our common stock. Additionally, on November 14, 2018, the standstill provisions contained in that certain Stockholders Agreement, dated as of June 6, 2017, by and between us and BPC, as amended by the Biotest Transfer Agreement, which prohibited the Biotest Trust from, among other things, acquiring more than (i) 50%, less one share, of our issued and outstanding shares of capital stock on an as-converted basis, or (ii) 30% of the issued and outstanding shares of common stock, terminated and are of no further force and effect. This event could result in the Biotest Trust acquiring additional shares of our common stock or taking other actions with the goal of acquiring additional shares of our common stock.

Provisions of our Certificate of Incorporation, our Bylaws and Delaware law may have the effect of deterring unsolicited takeovers or delaying or preventing a change in control of our Company or changes in our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. These provisions include:

•	the inability of stockholders to call special meetings;

•	the ability of our Board of Directors (the “Board”)to institute a stockholder rights plan, also known as a poison pill, that would work to dilute our stock,

•	classification of our Board and limitation on filling of vacancies could make it more difficult for a third party to acquire, or discourage a third party from seeking to acquire, control of our Company; and

•	authorization of the issuance of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board, without any need for action by stockholders.

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

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board. Currently, our Certificate of Incorporation authorizes the issuance of up to 150,000,000 shares of common stock. As of June 30, 2020, there were 54,384,080 shares remaining available for issuance, after giving effect to 9,265,939 shares of our common stock that were subject to outstanding stock options, RSUs, warrants or other convertible securities as of June 30, 2020 that may be issued by us without stockholder approval.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 5, 2020, the Company entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC, as agent (“Agent”), pursuant to which the Company may offer and sell (the “Offering”), from time to time, at its option, through or to the Agent, up to an aggregate of $50,000,000 of shares of the Company’s common stock, par value $0.0001 per share (the “Shares”). Any Shares to be offered and sold under the Sale Agreement will be issued and sold pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-234107), filed with the SEC on October 4, 2019, and declared effective on October 15, 2019 (the “Registration Statement”) and the prospectus supplement relating to the Offering, dated August 5, 2020, that will be filed with the SEC, by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, (the “Securities Act”), or if specified by the Company, by any other method permitted by law, including, but not limited to, in negotiated and block transactions.

                Subject to the terms of the Sale Agreement, the Agent will use its commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company cannot provide any assurances that it will issue any Shares pursuant to the Sale Agreement. The Company will pay the Agent a commission of up to 3.0% of the gross proceeds from each sale of the Shares under the Sale Agreement. The Company will also reimburse the Agent for certain expenses incurred in connection with the Sale Agreement and agreed to provide the Agent with customary indemnification rights with respect to certain liabilities, including liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended.

The Sale Agreement will terminate upon the earliest of (a) the sale of the maximum number or amount of the Shares permitted to be sold under the Sale Agreement, (b) the termination of the Sale Agreement by either of the parties thereto.

The Company currently intends to use any net proceeds from the Offering for general corporate purposes, which may include (i) the procurement of raw materials for the manufacturing of BIVIGAM and ASCENIV; (ii) the ongoing commercial sales of its IVIG products; (iii) expanding the manufacturing capacity of its Boca Facility, including supply chain functions, and enhancing the robustness of its supply chain oversight; (iv) expanding its plasma collection facility network; and (v) research and development and business development opportunities.

The foregoing description of the Sale Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Sale Agreement, which is included hereto as Exhibit 1.1 and incorporated by reference herein.

This Quarterly Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy the Shares, nor shall there be any offer, solicitation or sale of the Shares in any state or country in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state or country.

Item 6. Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADMA Biologics, Inc.

Date: August 5, 2020	By:	/s/ Adam S. Grossman
		Name:	Adam S. Grossman
		Title:	President and Chief Executive Officer

Date: August 5, 2020	By:	/s/ Brian Lenz
		Name:	Brian Lenz
		Title:	Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
1.1*	Open Market Sale AgreementSM, dated August 5, 2020, by and between ADMA Biologics, Inc. and Jefferies LLC.
5.1*	Opinion of Morgan, Lewis & Bockius LLP.
23.1*	Consent of Morgan, Lewis & Bockius LLP (included in Exhibit 5.1).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from ADMA Biologics, Inc.’s Form 10-Q for the quarter ended June 30, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2020 (Unaudited) and December 31, 2019, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited) for the three and six months ended June 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2020 and 2019, and (v) Notes to (Unaudited) Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

_______________________________

* Filed herewith.

** In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

