Form 10-Q
period 2020-09-30
ADMA BIOLOGICS, INC.
filed 2020-11-05
CIK 1368514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 001-36728

ADMA BIOLOGICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	56-2590442
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

465 State Route 17, Ramsey, NJ	07446
(Address of Principal Executive Offices)	(Zip Code)

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

As of November 5, 2020, there were 94,548,052 shares of the issuer’s common stock outstanding.

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

Special Note Regarding Forward-Looking Statements

Some of the information in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. These statements include, among others, statements about:

•	our ability to manufacture BIVIGAM and ASCENIV on a commercial scale and commercialize these products as a result of their approval by the U.S. Food and Drug Administration (the “FDA”) in 2019;

•	our plans to develop, manufacture, market, launch and expand our commercial infrastructure and commercialize our current and future products and the success of such efforts;

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

•	our ability to obtain adequate quantities of FDA-approved plasma with proper specifications;

•	our plans to increase our supplies of source plasma, which include plasma collection center expansion and reliance on third-party supply agreements as well as any extensions to such agreements;

•	the potential indications for our products and product candidates;

•	potential investigational new product applications;

•	the acceptability of any of our products, including BIVIGAM, ASCENIV and Nabi-HB for any purpose, including FDA-approved indications, by physicians, patients or payers;

•	our plans to evaluate the clinical and regulatory paths to grow the ASCENIV franchise through expanded FDA-approved uses;

•	Federal, state and local regulatory and business review processes and timing by such governmental and regulatory agencies of our business and regulatory submissions;

•	concurrence by the FDA with our conclusions concerning our products and product candidates;

•	the comparability of results of our hyperimmune and immune globulin products to other comparably run hyperimmune and immune globulin clinical trials;

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

•

effects of the coronavirus COVID-19 pandemic on our business, financial condition, liquidity and results of operations, and our ability to continue operations in the same manner as previously conducted prior to the macroeconomic effects of the COVID-19 pandemic;

•	future domestic and global economic conditions or performance; and

•	expectations for future capital requirements.

These statements may be found under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Quarterly Report on Form 10-Q. Forward-looking statements  may be identified by the use of terms such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” or “should” or the negative thereof or other variations thereof or comparable terminology. Our actual results could differ materially from those contained in the forward-looking statements due to the factors described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020. Any forward-looking statement included or incorporated by reference in this Quarterly Report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions related to our operations, industry and future growth. These forward-looking statements speak only as of the dates such statements are made and we undertake no obligation to publicly update any forward-looking statements or to publicly announce revisions to any of the forward-looking statements, unless otherwise required by the federal securities laws.

iii

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$59,675,045	$26,752,135
Accounts receivable, net	6,334,536	3,469,919
Inventories	69,752,528	53,064,734
Prepaid expenses and other current assets	3,786,421	2,533,593
Total current assets	139,548,530	85,820,381
Property and equipment, net	39,622,510	31,741,317
Intangible assets, net	2,622,959	3,159,474
Right to use assets	2,782,987	1,245,029
Goodwill	3,529,509	3,529,509
Deposits and other assets	1,869,548	1,595,015
TOTAL ASSETS	$189,976,043	$127,090,725

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,979,772	$9,174,591
Accrued expenses and other current liabilities	8,074,989	4,481,395
Current portion of deferred revenue	142,834	142,834
Current portion of lease obligations	275,988	229,073
Total current liabilities	16,473,583	14,027,893
Senior notes payable, net of discount	82,108,633	68,291,163
Deferred revenue, net of current portion	2,154,407	2,261,532
Subordinated note payable, net of discount	14,934,926	14,908,053
Lease obligations, net of current portion	2,860,732	1,302,361
Other non-current liabilities	67,808	106,574
TOTAL LIABILITIES	118,600,089	100,897,576

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $0.0001 par value, 150,000,000 shares authorized, 89,616,176 and 59,318,355 shares issued and outstanding	8,962	5,932
Additional paid-in capital	392,424,321	290,903,772
Accumulated deficit	(321,057,329)	(264,716,555)
TOTAL STOCKHOLDERS' EQUITY	71,375,954	26,193,149
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$189,976,043	$127,090,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

REVENUES:
Product revenue	$10,240,650	$7,186,795	$28,156,571	$17,204,909
License revenue	35,708	35,708	107,125	107,125
Total Revenues	10,276,358	7,222,503	28,263,696	17,312,034

OPERATING EXPENSES:
Cost of product revenue (exclusive of amortization expense shown below)	11,855,464	7,916,220	42,180,319	27,812,635
Research and development	1,708,391	491,404	4,893,549	1,879,025
Plasma center operating expenses	1,218,898	456,899	2,597,444	1,705,498
Amortization of intangible assets	178,838	211,235	536,514	633,704
Selling, general and administrative	9,115,744	7,197,173	25,750,458	18,878,690
Total operating expenses	24,077,335	16,272,931	75,958,284	50,909,552

LOSS FROM OPERATIONS	(13,800,977)	(9,050,428)	(47,694,588)	(33,597,518)

OTHER INCOME (EXPENSE):
Interest and other income	1,164	281,896	268,643	619,103
Interest expense	(3,091,200)	(2,649,404)	(8,875,597)	(6,262,489)
Loss on extinguishment of debt	-	-	-	(9,962,495)
Gain on transfer of plasma center assets	-	-	-	11,527,421
Other expense, net	(26,440)	(20,523)	(39,232)	(42,308)
Other expense, net	(3,116,476)	(2,388,031)	(8,646,186)	(4,120,768)

NET LOSS	$(16,917,453)	$(11,438,459)	$(56,340,774)	$(37,718,286)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.19)	$(0.19)	$(0.68)	$(0.72)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	87,698,258	59,317,830	82,627,753	52,673,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(Unaudited)

For the Three and Nine Months Ended September 30, 2020

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	59,318,355	$5,932	$290,903,772	$(264,716,555)	$26,193,149
Stock-based compensation	-	-	676,548	-	676,548
Issuance of common stock, net of offering expenses	27,025,000	2,703	88,701,336	-	88,704,039
Exercise of stock options	1,958	-	7,177	-	7,177
Net loss	-	-	-	(19,245,230)	(19,245,230)
Balance at March 31, 2020	86,345,313	8,635	380,288,833	(283,961,785)	96,335,683
Stock-based compensation	-	-	715,608	-	715,608
Exercise of stock options	4,668	-	6,255	-	6,255
Net loss	-	-	-	(20,178,091)	(20,178,091)
Balance at June 30, 2020	86,349,981	8,635	381,010,696	(304,139,876)	76,879,455
Stock-based compensation	-	-	774,784	-	774,784
Vesting of restricted stock units	15,000	2	(2)	-	-
Issuance of common stock, net of offering expenses	3,251,195	325	10,638,843	-	10,639,168
Net loss	-	-	-	(16,917,453)	(16,917,453)
Balance at September 30, 2020	89,616,176	$8,962	$392,424,321	$(321,057,329)	$71,375,954

For the Three and Nine Months Ended September 30, 2019

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	46,353,068	$4,635	$236,203,041	$(216,437,238)	$19,770,438
Stock-based compensation	-	-	637,263	-	637,263
Warrants issued in connection with note payable	-	-	2,699,208	-	2,699,208
Net loss	-	-	-	(13,067,955)	(13,067,955)
Balance at March 31, 2019	46,353,068	4,635	239,539,512	(229,505,193)	10,038,954
Exercise of stock options	27,238	3	75,045	-	75,048
Issuance of common stock, net of offering expenses	12,937,500	1,294	48,395,794	-	48,397,088
Warrants issued in connection with note payable	-	-	879,907	-	879,907
Stock-based compensation	-	-	726,736	-	726,736
Net loss	-	-	-	(13,211,872)	(13,211,872)
Balance at June 30, 2019	59,317,806	5,932	289,616,994	(242,717,065)	46,905,861
Stock-based compensation	-	-	650,670	-	650,670
Net loss	-	-	-	(11,438,459)	(11,438,459)
Exercise of stock options	549	-	-	-	-
Balance at September 30, 2019	59,318,355	$5,932	$290,267,664	$(254,155,524)	$36,118,072

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(56,340,774)	$(37,718,286)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	2,709,783	2,429,550
Loss on disposal of fixed assets	12,478	27,017
Stock-based compensation	2,166,940	2,014,669
Gain on transfer of plasma center assets	-	(11,527,421)
Amortization of debt discount	1,344,344	719,607
Loss on extinguishment of debt	-	9,962,495
Amortization of license revenue	(107,125)	(107,125)
Changes in operating assets and liabilities:
Accounts receivable	(2,864,617)	(5,923,040)
Inventories	(16,687,794)	(21,870,736)
Prepaid expenses and other current assets	(1,252,828)	44,081
Deposits and other assets	(74,335)	104,687
Accounts payable	(1,194,820)	3,059,511
Accrued expenses	2,617,472	1,326,363
Deferred revenue	-	1,055,076
Other current and non-current liabilities	(112,246)	(137,916)
Net cash used in operating activities	(69,783,522)	(56,541,468)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,128,359)	(2,217,542)
Proceeds from the sale of property and equipment	2,000	-
Net cash used in investing activities	(9,126,359)	(2,217,542)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	-	(30,000,000)
Payment of end of term fee	-	(2,760,000)
Payment of debt refinancing fees	-	(6,499,867)
Proceeds from issuance of note payable	12,500,000	72,500,000
Payment of debt issuance costs	-	(1,679,661)
Proceeds from the issuance of common stock, net of offering expenses	99,343,207	48,397,088
Proceeds from the exercise of stock options	13,432	75,048
Payments on finance lease obligations	(23,848)	(22,298)
Net cash provided by financing activities	111,832,791	80,010,310

Net increase in cash and cash equivalents	32,922,910	21,251,300
Cash and cash equivalents, including restricted cash - beginning of period	26,752,135	26,754,852
Cash and cash equivalents - end of period	$59,675,045	$48,006,152

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

ADMA operates through its wholly-owned subsidiaries ADMA BioManufacturing, LLC (“ADMA BioManufacturing”) and ADMA BioCenters Georgia Inc. (“ADMA BioCenters”). ADMA BioManufacturing was formed in January 2017 to facilitate the acquisition of the Biotest Therapy Business Unit (“BTBU”) from BPC Plasma, Inc. (formerly Biotest Pharmaceuticals Corporation) (“BPC” and, together with Biotest AG, “Biotest”) on June 6, 2017. The acquisition included certain assets (the “Biotest Assets”) of BTBU, which included the FDA-licensed BIVIGAM and Nabi-HB immunoglobulin products, and an FDA-licensed plasma fractionation manufacturing facility located in Boca Raton, FL (the “Boca Facility”) (the “Biotest Transaction”). BTBU had previously been the Company’s third-party contract manufacturer. ADMA BioCenters is the Company’s source plasma collection business with two plasma collection facilities located in the U.S., one of which holds an approved license with the U.S. Food and Drug Administration (the “FDA”) while the other facility’s license application is pending with the FDA.

The Company has three FDA-approved products, all of which are currently marketed and commercially available: (i) BIVIGAM (Immune Globulin Intravenous, Human), an Intravenous Immune Globulin (“IVIG”) product indicated for the treatment of Primary Humoral Immunodeficiency (“PI”), also known as Primary Immunodeficiency Disease (“PIDD”), and for which we received FDA approval on May 9, 2019 for the commercial re-launch of the product and commenced the commercial re-launch in August 2019; (ii) ASCENIV (Immune Globulin Intravenous, Human – slra 10% Liquid), an IVIG product indicated for the treatment of PI, for which we received FDA approval on April 1, 2019 and commenced first commercial sales in October 2019; and (iii) Nabi-HB (Hepatitis B Immune Globulin, Human), which is indicated for the treatment of acute exposure to blood containing Hepatitis B surface antigen (“HBsAg”) and other listed exposures to Hepatitis B. In addition to its commercially available immunoglobulin products, the Company provides contract manufacturing and laboratory services for certain clients and generates revenues from the sale of intermediate by-products that result from the immunoglobulin production process.  The Company seeks to develop a pipeline of plasma-derived therapeutics, and its products and product candidates are intended to be used by physician specialists focused on caring for immune-compromised patients with or at risk for certain infectious diseases.

As of September 30, 2020, the Company had working capital of $123.1 million, including $59.7 million of cash and cash equivalents. Based upon the Company’s current projected revenue and expenditures, including capital expenditures and continued implementation of the Company’s commercialization and expansion activities, as well as certain other assumptions, the Company’s management currently believes that its cash, cash equivalents, projected revenue and accounts receivable will be sufficient to fund ADMA’s operations, as currently conducted, into the second quarter of 2021. In order to have sufficient cash to fund its operations thereafter, the Company anticipates it will need to raise additional capital before the end of the second quarter of 2021. These estimates may change based upon several factors, including the success of the Company’s commercial sales of its products, manufacturing ramp-up activities, the acceptability of ADMA’s immune globulin products by physicians, patients or payers and the various financing options that may be available to the Company. In addition, the Company’s end-to-end production cycle from procurement of raw materials to commercial release of finished product can take between seven and 12 months or potentially longer, requiring substantial investments in raw material plasma and other manufacturing materials. The Company currently has no firm commitments for additional financing, and there can be no assurance that the Company will be able to secure additional financing on terms that are acceptable to the Company, or at all. Furthermore, if the Company’s assumptions underlying its estimated expenses and revenues are incorrect, it may have to raise additional capital sooner than currently anticipated.

Due to numerous risks and uncertainties associated with FDA review, inspections and approvals related to the Company’s products or the labeled indications of such products, ongoing compliance requirements and capacity expansion efforts at the Company’s Boca Facility and future commercialization of the Company’s products, including the Company’s ability to obtain adequate quantities of FDA-approved plasma with proper specifications on acceptable terms for use in the Company’s manufacturing process, as well as the additional uncertainties surrounding the COVID-19 pandemic (see Note 9), the Company is unable to estimate with certainty the amounts of increased capital outlays and operating expenditures required to fund its commercial and development activities. The Company’s current estimates may be subject to change as circumstances regarding its business requirements evolve. Failure to secure any necessary financing in a timely manner and on commercially reasonable terms could have a material adverse effect on the Company’s business plan and financial performance and it could be forced to delay or discontinue its commercialization, product development or clinical activities or delay or discontinue the approval efforts for any of the Company’s products or product candidates. The Company has reported cumulative losses since inception in June 2004 through September 30, 2020 of $321.1 million. As such, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts and the classification of liabilities that might be necessary from the outcome of this uncertainty.

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

On August 5, 2020, the Company entered into an open market sale agreement (the “Sale Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which the Company could offer and sell, from time to time, at its option, through or to Jefferies, up to an aggregate of $50 million of shares of the Company’s common stock (see Note 7). On November 5, 2020, the Company and Jefferies entered into an amendment to the Sale Agreement to provide for an increase in the aggregate offering amount under the Sale Agreement such that, as of November 5, 2020, the Company may currently sell shares having an additional aggregate offering price of up to $20 million under the Sale Agreement, as amended (see Note 14). Through October 31, 2020, the Company received net proceeds from the sale of its common stock under the Sale Agreement of $20.3 million.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 13, 2020. The accompanying consolidated balance sheet as of December 31, 2019 was derived from the audited financial statements as of and for the year ended December 31, 2019. These condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X, and therefore omit or condense certain footnotes and other information normally included in complete consolidated financial statements prepared in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of September 30, 2020, its results of operations and changes in equity for the three and nine months ended September 30, 2020 and cash flows for the nine months ended September 30, 2020.

During the three and nine months ended September 30, 2020 and 2019, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying condensed consolidated statements of operations. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Fair value of financial instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, are shown at cost which approximates fair value due to the short-term nature of these instruments.  The debt outstanding under the Company’s senior secured term loan (see Note 6) approximates fair value due to the variable interest rate on this debt.  With respect to the subordinated note payable in the amount of $15.0 million as of September 30, 2020 and December 31, 2019 held by Biotest, a principal stockholder of the Company at the time the note was issued concurrent with an acquisition transaction with an affiliate of such stockholder (see Note 6), the Company has concluded that an estimation of fair value for this note is not practicable.

Accounts receivable

Accounts receivable is reported at realizable value, net of allowances for contractual credits and doubtful accounts, which are recognized in the period the related revenue is recorded. The Company extends credit to its customers based upon an evaluation of each customer's financial condition and credit history. Evaluations of the financial condition and associated credit risk of customers are performed on an ongoing basis. Based on these evaluations, the Company has concluded that its credit risk is minimal. At September 30, 2020, three customers accounted for an aggregate of 80% of the Company’s total accounts receivable, and at December 31, 2019, two customers accounted for 89% of the Company’s total accounts receivable.

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired by the Company.  Goodwill at September 30, 2020 and December 31, 2019 was $3.5 million.  All of the Company’s goodwill is attributable to its ADMA BioManufacturing business segment and is related to a 2017 acquisition transaction.

Goodwill is not amortized, but is assessed for impairment on an annual basis or more frequently if impairment indicators exist. The Company has the option to perform a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill and other intangible assets. If the Company concludes that this is the case, then it must perform a goodwill impairment test by comparing the fair value of the reporting unit to its carrying value.  An impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit.   The Company performs its annual goodwill impairment test as of October 1 of each year.  The Company’s annual goodwill impairment test as of October 1, 2020 did not result in a goodwill impairment charge, and the Company did not record any impairment charges related to goodwill for the three and nine months ended September 30, 2020 and 2019.

Impairment of long-lived assets

The Company assesses the recoverability of its long-lived assets, which include property and equipment and finite-lived intangible assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s carrying value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the three and nine months ended September 30, 2020 and 2019, the Company determined that there was no impairment of its long-lived assets.

Revenue recognition

Revenues for the three and nine months ended September 30, 2020 and 2019 are comprised of (i) revenues from the sale of the Company’s immunoglobulin products, BIVIGAM, ASCENIV and Nabi-HB, (ii) product revenues from the sale of human plasma collected through the Company’s Plasma Collection Centers business segment, (iii) contract manufacturing and laboratory services revenue, (iv) revenues from the sale of intermediate by-products; and (v) license and other revenues primarily attributable to the out-licensing of ASCENIV to Biotest in 2012 to market and sell this product in Europe and selected countries in North Africa and the Middle East. Biotest has provided the Company with certain services and financial payments in accordance with the related Biotest license agreement and is obligated to pay the Company certain amounts in the future if certain milestones are achieved. Deferred revenue is amortized into income over the term of the Biotest license, representing a period of approximately 22 years.

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2020, three customers represented an aggregate of 82% of the Company’s consolidated revenues. For the nine months ended September 30, 2019, four customers represented an aggregate of 86% of the Company’s consolidated revenues.

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

Loss per common share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per common share is calculated by dividing net loss attributable to common stockholders, as adjusted for the effect of dilutive securities, if any, by the weighted average number of shares of common stock and dilutive common stock outstanding during the period. Potentially dilutive common stock includes the shares of common stock issuable upon the exercise of outstanding stock options and warrants, using the treasury stock method. Potentially dilutive common stock is excluded from the diluted loss per common share computation to the extent that it would be anti-dilutive. As a result, no potentially dilutive securities are included in the computation of any of the accompanying diluted loss per share amounts as the Company reported a net loss for all periods presented. For the nine months ended September 30, 2020 and 2019, the following securities were excluded from the calculation of diluted loss per common share because of their anti-dilutive effects:

	For the Nine Months Ended September 30,
	2020	2019
Stock options	6,938,351	5,639,539
Restricted stock units	331,000	-
Warrants	2,138,160	2,138,160
	9,407,511	7,777,699

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2020 and December 31, 2019, and during the three and nine months ended September 30, 2020 and 2019, the Company recognized no adjustments for uncertain tax positions.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”), which requires financial assets to be presented at the net amount expected to be collected, with an allowance for credit losses to be deducted from the amortized cost basis of the financial asset such that the net carrying value of the asset is presented as the amount expected to be collected. Under ASU 2016-13, the entity’s statement of operations is required to reflect the measurement of credit losses for newly recognized financial assets, as well as expected increases or decreases in expected credit losses that have taken place during the period. For public business entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019.  The Company adopted ASU No. 2016-13 on January 1, 2020, and the adoption of this update did not have a significant impact on the Company’s consolidated financial statements.

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

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815)” (“ASU 2017-11”). ASU 2017-11 changed the classification analysis of certain equity-linked financial instruments (or embedded features within such instruments) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) will no longer be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with ASC 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. In addition, convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features in ASC 470-20, Debt—Debt with Conversion and Other Options. ASU 2017-11 became effective for the Company on January 1, 2019, and this update did not have a significant impact on the Company’s consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. INVENTORIES

The following table provides the components of inventories:

	September 30, 2020	December 31, 2019

Raw materials	$25,682,701	$33,381,806
Work-in-progress	28,441,553	14,455,665
Finished goods	15,628,274	5,227,263
Total inventories	$69,752,528	$53,064,734

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

4. INTANGIBLE ASSETS

Intangible assets at September 30, 2020 and December 31, 2019 consist of the following:

	September 30, 2020			December 31, 2019
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Trademark and other intangible rights related to Nabi-HB	$4,100,046	$1,952,403	$2,147,643	$4,100,046	$1,513,112	$2,586,934
Rights to intermediates	907,421	432,105	475,316	907,421	334,881	572,540
Customer contract	1,076,557	1,076,557	-	1,076,557	1,076,557	-
	$6,084,024	$3,461,065	$2,622,959	$6,084,024	$2,924,550	$3,159,474

All of the Company’s intangible assets were acquired in the Biotest Transaction. Amortization expense related to these intangible assets for the three months ended September 30, 2020 and 2019 was $0.2 million, and amortization expense for the nine months ended September 30, 2020 and 2019 was $0.5 million and $0.6 million, respectively. Estimated aggregate future aggregate amortization expense for the next five years is expected to be as follows:

Remainder of 2020	$178,838
2021	715,352
2022	715,352
2023	715,352
2024	298,065

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation are summarized as follows:

	September 30, 2020	December 31, 2019
Manufacturing and laboratory equipment	$14,410,814	$8,831,817
Office equipment and computer software	2,816,479	1,690,248
Furniture and fixtures	1,478,433	582,088
Construction in process	3,750,517	4,285,915
Leasehold improvements	3,293,923	1,673,084
Land	4,339,441	4,339,441
Buildings and building improvements	17,422,006	16,063,680
	47,511,613	37,466,273
Less: Accumulated depreciation	(7,889,103)	(5,724,956)
Total property and equipment, net	$39,622,510	$31,741,317

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

The Company recorded depreciation expense on property and equipment for the three and nine months ended September 30, 2020 of $0.9 million and $2.2 million, respectively. Depreciation expense for the three and nine months ended September 30, 2019 was $0.6 million and $1.8 million, respectively.

6. DEBT

Senior Notes Payable

A summary of outstanding senior notes payable is as follows:

	September 30, 2020	December 31, 2019

Notes payable	$85,000,000	$72,500,000
Less:
Debt discount	(2,891,367)	(4,208,837)
Senior notes payable	$82,108,633	$68,291,163

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

As a result of the Company’s entering into the Perceptive Credit Agreement and terminating the Marathon Credit Facility, the Company recognized a loss on the extinguishment of debt for the nine months ended September 30, 2019 in the amount of approximately $10.0 million, comprised of the $6.5 million prepayment penalty and the write-off of unamortized debt discount related to the Marathon Credit Facility in the amount of $3.5 million.

Borrowings under the Perceptive Credit Agreement bear interest at a rate per annum equal to 7.5% plus the greater of (i) one-month LIBOR and (ii) 3.5%; provided, however, that upon, and during the continuance of, an Event of Default, the interest rate will automatically increase by an additional 400 basis points. Accrued interest is payable to Perceptive on the last day of each month during the term of the Perceptive Credit Facility. The rate of interest in effect as of the Perceptive Closing Date and at September 30, 2020 was 11.0%.

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

All of the Company’s obligations under the Perceptive Credit Agreement are secured by a first-priority lien and security interest in substantially all of the Company’s tangible and intangible assets, including intellectual property and all of the equity interests in the Company’s subsidiaries. The Perceptive Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The negative covenants restrict or limit the ability of the Company and its subsidiaries to, among other things and subject to certain exceptions contained in the Perceptive Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to the Company’s or its subsidiaries’ business activities; make certain Investments or Restricted Payments (each as defined in the Perceptive Credit Agreement); change its fiscal year; pay dividends; repay other certain indebtedness; engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that have the impact of restricting the Company’s ability to make loan repayments under the Perceptive Credit Agreement.In addition, the Company must (i) at all times prior to the Maturity Date maintain a minimum cash balance of $3.0 million; and (ii) as of the last day of each fiscal quarter commencing with the fiscal quarter ended June 30, 2019, report revenues for the trailing 12-month period that exceed the amounts set forth in the Perceptive Credit Agreement, which range from $7.0 million for the fiscal quarter ended June 30, 2019 to $55.0 million for the fiscal quarter ending December 31, 2021. At September 30, 2020, the Company was in compliance with all of the covenants contained in the Perceptive Credit Agreement.

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As a result of the fees paid to Perceptive and the value of the Perceptive Warrants, the Company recognized an aggregate discount on the Perceptive Tranche I Note and Perceptive Tranche II Note in the amount of $5.3 million.  The Company records debt discount as a reduction to the face amount of the debt, and the debt discount is amortized as interest expense over the life of the debt using the interest method. Based on the fair value of the Perceptive Warrants and the aggregate amount of fees and expenses associated with obtaining the Perceptive Credit Facility, the effective interest rate on the Perceptive Loans as of March 20, 2020 was approximately 13.6%.

Subordinated Note Payable

A summary of the outstanding subordinated note payable is as follows:

	September 30, 2020	December 31, 2019
Subordinated note payable to Biotest	$15,000,000	$15,000,000
Less:
Debt discount	(65,074)	(91,947)
Subordinated note payable	$14,934,926	$14,908,053

In connection with the acquisition of the Biotest Assets (see Note 1), ADMA BioManufacturing issued a subordinated note payable to BPC and in connection therewith received cash proceeds of $15.0 million.  This note has since been assigned from BPC to Biotest AG. The note bears interest at a rate of 6.0% per annum and matures on June 6, 2022.  The Company is obligated to make semi-annual interest payments, with all principal and unpaid interest due at maturity.  The note is subordinate to all amounts outstanding under the Perceptive Credit Agreement.  In the event of default, all principal and unpaid interest is due on demand.  The subordinated note also contains several non-financial covenants with which the Company was in compliance as of September 30, 2020.

7.  STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is currently authorized to issue up to 10 million shares of preferred stock, $0.0001, par value per share.  There were no shares of preferred stock outstanding at September 30, 2020 and December 31, 2019.

Common Stock

As of September 30, 2020 and December 31, 2019, the Company was authorized to issue 150,000,000shares of its common stock, $0.0001par value per share, and 89,616,176and 59,318,355shares of common stock were outstanding as of September 30, 2020 and December 31, 2019, respectively. After giving effect to the 9,407,511 shares reserved for outstanding warrants and awards issued under the Company’s equity incentive plans, as of September 30, 2020 there were 50,976,313 shares of common stock available for issuance.

On August 5, 2020, the Company entered into the Sale Agreement with Jefferies, pursuant to which the Company could offer and sell, from time to time, at its option, through or to Jefferies, up to an aggregate of $50 million of shares of the Company’s common stock. As of September 30, 2020, the Company had issued and sold 3,251,195 shares of common under the Sale Agreement and received net proceeds of $10.6 million.

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

Warrants

At September 30, 2020 and December 31, 2019, the Company had outstanding warrants to purchase an aggregate of2,138,160 shares of common stock, with a weighted average exercise price of $3.81 per share and expiration dates ranging between June 2022 and May 2029.

Equity Incentive Plans

The fair value of stock options granted under the Company’s 2007 Employee Stock Option Plan (the “2007 Plan”) and the ADMA Biologics, Inc. 2014 Omnibus Incentive Compensation Plan, as amended and restated (the “2014 Plan”), was determined on the date of grant using the Black-Scholes option valuation model. The Black-Scholes model was developed for use in estimating the fair value of publicly traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of certain subjective assumptions including the expected stock price volatility. The stock options granted to employees and directors have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. The following assumptions were used to determine the fair value of options granted during the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Expected term	5.5 -6.3 years	5.8 - 6.3 years
Volatility	62%-69%	54%-63%
Dividend yield	0.0	0.0
Risk-free interest rate	0.33-1.68%	1.36-2.92%

During the nine months ended September 30, 2020 and 2019, the Company granted options to purchase an aggregate of 1,398,412 and 1,493,100 shares of common stock, respectively, to its directors, employees and certain third-party service providers.  The weighted average remaining contractual life of stock options outstanding and expected to vest at September 30, 2020 is 6.7 years. The weighted average remaining contractual life of stock options exercisable at September 30, 2020 is 5.5 years.

A summary of the Company’s option activity under the 2007 Plan and 2014 Plan and related information is as follows:

	Shares	Weighted Average Exercise Price
Balance at December 31, 2019	5,630,351	$4.76
Forfeited	(72,188)	$3.61
Expired	(11,598)	$4.29
Granted	1,398,412	$2.96
Exercised	(6,626)	$2.03
Balance at September 30, 2020	6,938,351	$4.41

Options exercisable	4,315,757	$5.08

As of September 30, 2020, the Company had $4.6 million of unrecognized compensation expense related to options granted under the Company’s equity incentive plans, which is expected to be recognized over a weighted-average period of 2.5 years.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the nine months ended September 30, 2020, the Company granted Restricted Stock Units (“RSUs”) to members of the Company’s Board of Directors and to certain management employees of the Company.  The total RSUs granted during the period represent an aggregate of 361,000 shares of the Company’s common stock. The RSUs vest semi-annually over a period of one year for directors and annually over a period of four years for employees. Total compensation expense related to unvested RSUs for the three and nine months ended September 30, 2020 was $0.1 million and $0.2 million, respectively. A summary of the Company’s unvested RSU activity and related information is as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2019	-	$-
Granted	361,000	$2.82
Vested	(15,000)	$2.92
Forfeited	(15,000)	$2.92
Balance at September 30, 2020	331,000	$2.81

As of September 30, 2020, the Company had $0.8 million of unrecognized compensation expense related to unvested RSUs granted under the Company’s equity incentive plans, which is expected to be recognized over a weighted-average period of 3.3 years.

Total stock-based compensation expense for all awards granted under the Company’s equity incentive plans for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$166,610	$95,757	$365,213	$271,823
Plasma centers	8,579	13,333	24,333	38,086
Selling, general and administrative	535,949	491,710	1,599,094	1,559,530
Cost of product revenue	63,646	49,870	178,300	145,230
Total stock-based compensation expense	$774,784	$650,670	$2,166,940	$2,014,669

8.  RELATED PARTY TRANSACTIONS

The Company leases an office building and equipment from Areth, LLC (“Areth”) pursuant to an agreement for services effective as of January 1, 2016, as amended from time to time. Effective October 1, 2017, monthly rent on this facility was set at $10,000. On November 7, 2019, an additional amendment was entered into between Areth and the Company to extend the term of this agreement through September 30, 2020, and to provide for automatic one-year renewals unless ADMA gives written notice of termination to Areth 60 days prior to the end of the term, which expires each year on September 30. The Company did not provide a written notice of termination to Areth as of July 31, 2020. Rent expense for the nine months ended September 30, 2020 and 2019 amounted to $90,000. Areth is a company controlled by Dr. Jerrold B. Grossman, the Vice Chairman of the Company’s Board of Directors, and Adam S. Grossman, the Company’s President and Chief Executive Officer. The Company also reimburses Areth for office and building related (common area) expenses, equipment and certain other operational expenses, which were not material to the consolidated financial statements for the three and nine months ended September 30, 2020 and 2019.

See Note 6 for a discussion of the Company’s credit facility and related transactions with Perceptive, a holder of more than 10% of the Company’s common stock.

In connection with the February 2020 public offering of the Company’s common stock (see Note 7) on February 11, 2020:(i) Perceptive Advisors, a principal stockholder of ADMA, purchased 4,563,700 shares of common stock through one of its affiliates, (ii) Dr. Grossman purchased 22,857 shares of common stock directly and 22,857 shares indirectly through an entity he controls, (iii) Lawrence P. Guiheen, a director of the Company, purchased 20,000 shares of common stock, (iv) Mr. Grossman purchased 28,571 shares of common stock directly and 57,143 shares indirectly through an entity he controls, (v) Brian Lenz, the Company’s Executive Vice President and Chief Financial Officer, purchased 7,142 shares of common stock, and (vi) Dr. James Mond, the Company’s Chief Scientific Officer and Chief Medical Officer, purchased 4,285 shares of common stock, all at the public offering price of $3.50 per share.

In August and September of 2020: (i) Dr. Grossman purchased 20,500 shares of common stock in the open market, (ii) Mr. Grossman purchased 10,000 shares of common stock in the open market, (iii) Dr. Mond purchased 11,000 shares of common stock in the open market, (iv) Mr. Lenz purchased 4,000 shares of common stock in the open market, and (v) Ms. Demski, a member of the Company’s Board of Directors, purchased 4,200 shares of common stock in the open market.

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

COVID-19 Pandemic

The Company continues to monitor the ongoing developments related to the COVID-19 pandemic and its impacts to the Company’s supply-chain operations, including procurement of raw materials and packaging materials, a portion of which are sourced internationally, and the testing of finished drug product that is required prior to its availability for commercial sale.  A substantial portion of such testing has historically been performed by contract laboratories outside the United States.

The Company has experienced some delays with final drug product release testing by third-party vendors. In response to these delays, the Company added additional release testing laboratories to its FDA approved consortium listed in its drug approval documents which the Company believes has adequately addressed this issue. In addition, due to previous state and local “shelter-in-place” orders, the Company has experienced lower than normal donor collections at its FDA approved plasma collection center. The Company was also subject to delays in shipments of source plasma from its contracted third-party suppliers, as well as delays in deliveries for personal protective equipment, reagents and other non-plasma raw materials and supplies used in the manufacture of its products. The COVID-19 pandemic has also impacted, to a certain degree, the Company’s customer engagement initiatives, whereby ADMA’s sales and medical affairs field personnel have faced difficulties communicating directly with physicians and other healthcare professionals, as well as the cancellation or postponement of a number of key scientific and medical meetings, further limiting the Company’s ability to communicate with potential customers.  The Company has implemented a comprehensive suite of virtual engagement initiatives, however, clinician engagement has been reduced due to rapidly evolving COVID-19 priorities at U.S. medical centers.

Notwithstanding the foregoing, the COVID-19 pandemic to date has not had a material impact on the Company’s financial condition or results of operations, and the Company does not believe that its production operations at the Boca Facility, the Company’s contract fill/finishers or its plasma collection facilities have been significantly impacted by the COVID-19 pandemic. As a result, the Company does not anticipate any material impairments with respect to any of its long-lived assets, including the Company’s property and equipment, goodwill or intangible assets.

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Vendor and Licensor Commitments

Pursuant to the terms of a plasma purchase agreement with BPC dated as of November 17, 2011 (the “2011 Plasma Purchase Agreement”), the Company agreed to purchase from BPC an annual minimum volume of source plasma containing antibodies to respiratory syncytial virus (“RSV”) to be used in the manufacture of ASCENIV. The Company must purchase a to-be-determined and agreed upon annual minimum volume from BPC, but may also collect high-titer RSV plasma from up to five wholly-owned ADMA plasma collection facilities.  During 2015, the Company and BPC amended the 2011 Plasma Purchase Agreement to allow the Company the ability to collect its raw material RSV high-titer plasma from other third-party collection organizations, thus allowing the Company to expand its reach for raw material supply as it continues its commercialization activities for ASCENIV. Unless terminated earlier, the 2011 Plasma Purchase Agreement expires in June 2027, after which it may be renewed for two additional five-year periods if agreed to by the parties. On December 10, 2018, BPC assigned its rights and obligations under the 2011 Plasma Purchase Agreement to Grifols Worldwide Operations Limited (“Grifols”) as its successor-in-interest, effective January 1, 2019. On January 1, 2019, Grifols and the Company entered into an additional amendment to the 2011 Plasma Purchase Agreement for the purchase of source plasma containing antibodies to RSV from Grifols. Pursuant to this amendment, until January 1, 2022, the Company may purchase RSV plasma from Grifols from the two plasma collection centers that were transferred to BPC on January 1, 2019 at a price equal to cost plus 5% without any additional increase due to inflation.

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

The Company purchases substantially all of its raw material plasma from Grifols. For the nine months ended September 30, 2020, plasma purchases from Grifols totaled approximately $13.8 million, representing approximately 66% of the Company’s total inventory purchases. For the nine months ended September 30, 2019, plasma purchases from BPC totaled $16.5 million, or approximately 78% of the Company’s total inventory purchases.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Post-marketing commitments

In connection with the approval of the BLA for BIVIGAM, on December 19, 2012 Biotest committed to perform two additional post-marketing studies, a pediatric study to evaluate the efficacy and safety of BIVIGAM in children and adolescents, and a post-authorization safety study to further assess the potential risk of hypotension and hepatic and renal impairment in BIVIGAM-treated patients with primary humoral immunodeficiency. These studies are still pending completion. ADMA has assumed the remaining obligations, and the costs of the studies will be expensed as incurred as research and development expenses. The Company currently expects both studies to be completed by June of 2023.

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

Other commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of September 30, 2020. The Company does not anticipate recognizing any significant losses relating to these arrangements.

10. SEGMENTS

The Company is engaged in the manufacture, marketing and development of specialty plasma-derived biologics.  The Company’s ADMA BioManufacturing segment reflects the Company’s immunoglobulin manufacturing, commercial and development operations in Boca Raton, FL, acquired on June 6, 2017 (see Note 1).  The Plasma Collection Centers segment consists of one FDA-licensed source plasma collection facility, another plasma collection facility for which an FDA license is pending, and four other plasma collection facilities under various stages of development. The Corporate segment includes general and administrative overhead expenses. The Company defines its segments as those business units whose operating results are regularly reviewed by the chief operating decision maker (“CODM”) to analyze performance and allocate resources. The Company’s CODM is its President and Chief Executive Officer.  Summarized financial information concerning reportable segments is shown in the following tables:

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2020
	ADMA BioManufacturing	Plasma Collection Centers	Corporate	Consolidated

Revenues	$9,026,323	$1,214,327	$35,708	$10,276,358

Cost of product revenue	10,625,837	1,229,627	-	11,855,464

Loss from operations	(9,277,702)	(1,320,461)	(3,202,814)	(13,800,977)

Interest and other expense, net	(268,023)	(411)	(2,848,042)	(3,116,476)

Net loss	(9,545,725)	(1,320,872)	(6,050,856)	(16,917,453)

Depreciation and amortization expense	863,366	169,691	2,236	1,035,293

Total assets	125,004,813	9,358,823	55,612,407	189,976,043

Three Months Ended September 30, 2019
	ADMA BioManufacturing	Plasma Collection Centers	Corporate	Consolidated

Revenues	$5,869,082	$1,317,713	$35,708	$7,222,503

Cost of product revenue	6,585,143	1,331,077	-	7,916,220

Loss from operations	(6,007,646)	(470,263)	(2,572,519)	(9,050,428)

Interest and other expense, net	(255,384)	-	(2,132,647)	(2,388,031)

Net loss	(6,263,030)	(470,263)	(4,705,166)	(11,438,459)

Depreciation and amortization expense	700,981	113,957	3,190	818,128

Total assets	87,400,781	4,105,208	46,273,784	137,779,773

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2020
	ADMA BioManufacturing	Plasma Collection Centers	Corporate	Consolidated

Revenues	$23,272,463	$4,884,108	$107,125	$28,263,696

Cost of product revenue	37,314,930	4,865,389	-	42,180,319

Loss from operations	(34,606,679)	(2,696,927)	(10,390,982)	(47,694,588)

Interest and other expense, net	(742,336)	(444)	(7,903,406)	(8,646,186)

Net loss	(35,349,015)	(2,697,371)	(18,294,388)	(56,340,774)

Capital expenditures	6,619,399	2,508,960	-	9,128,359

Depreciation and amortization expense	2,310,580	392,086	7,117	2,709,783

Nine Months Ended September 30, 2019
	ADMA BioManufacturing	Plasma Collection Centers	Corporate	Consolidated

Revenues	$11,215,510	$5,989,399	$107,125	$17,312,034

Cost of product revenue	22,695,870	5,116,765	-	27,812,635

Loss from operations	(25,300,237)	(832,864)	(7,464,417)	(33,597,518)

Interest and other (expense) income, net	(671,600)	13,560	(5,027,654)	(5,685,694)

Gain on transfer of plasma center assets	-	11,527,421	-	11,527,421

Loss on extinguishment of debt	-	-	(9,962,495)	(9,962,495)

Net (loss) income	(25,971,837)	10,708,117	(22,454,566)	(37,718,286)

Capital expenditures	2,185,554	31,988	-	2,217,542

Depreciation and amortization expense	2,077,221	342,156	10,173	2,429,550

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

The Company determines if an arrangement is an operating lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. All other leases are recorded on the balance sheet with assets representing the right to use the underlying asset for the lease term and lease liabilities representing the obligation to make lease payments arising from the lease. Right-to-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of the lease payments is determined using the Company’s incremental borrowing rate of 13%. The Company’s lease expense is recognized on a straight-line basis over the lease term and is reflected in Plasma center operating expenses and Selling, general and administrative expenses. Aggregate lease expense for the Company’s leases for the three months ended September 30, 2020 and 2019 was approximately $0.2 million and $0.1 million, respectively, and aggregate lease expense for the nine months ended September 30, 2020 and 2019 was approximately $0.4 million and $0.3 million, respectively. Cash paid for the Company’s leases for the three months ended September 30, 2020 and 2019 was approximately $0.1 million, and cash paid for the Company’s leases for the nine months ended September 30, 2020 and 2019 was $0.3 million.

In connection with the adoption of ASU 2016-02 on January 1, 2019 (see Note 2), the Company recognized right to use assets of $1.4 million and lease liabilities of approximately $1.6 million. During the nine months ended September 30, 2020, the Company entered into two new property leases where the Company has opened or intends to open two new plasma collection facilities. In connection with these leases, the Company recognized aggregate lease liabilities and corresponding right-to-use assets in the approximate amount of $1.7 million. Including a finance lease the Company entered into in June 2018, the Company has aggregate lease liabilities of $3.1 million and $1.5 million as of September 30, 2020 and December 31, 2019, respectively, which are comprised primarily of the leases for the Company’s plasma collection centers and an administrative office lease in Roswell, GA related to the Company’s ADMA BioCenters subsidiary.  The Company’s operating leases have a weighted average remaining term of 8.3 years. Scheduled payments under the Company’s lease obligations are as follows:

Remainder of 2020	$138,581
Year ended December 31, 2021	705,577
2022	726,829
2023	709,346
2024	603,858
Thereafter	2,205,047
Total payments	5,089,238
Less: imputed interest	(1,952,518)
Current portion	(275,988)
Balance at September 30, 2020	$2,860,732

As of October 31, 2020, the Company had entered into two additional property leases where the Company intends to construct additional new plasma collection facilities. The Company has not taken possession of these two leased properties and their lease commencement dates have not been determined. With the exception of advance deposits and initial months’ rent totaling approximately $75,000, no payments have been made under these leases. The initial terms of each lease are from 11 to 13 years with monthly rental payments varying between approximately $17,000 and $21,000, including common area maintenance charges.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information for the nine months ended September 30, 2020 and 2019 is as follows:

	2020	2019
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$7,303,753	$5,614,582
Noncash Financing and Investing Activities:
Equipment acquired reflected in accounts payable and accrued liabilities	$1,468,147	$268,050
Right-to-use assets obtained in exchange for lease obligations	$1,738,156	$1,421,669
Warrants issued in connection with notes payable	$-	$3,579,115

14. SUBSEQUENT EVENTS

On November 5, 2020, the Company and Jefferies entered into an amendment to the Sale Agreement (see Note 7) (as amended, the “Amended Sale Agreement”) to provide for an increase in the aggregate offering amount under the Sale Agreement such that, as of November 5, 2020, the Company may sell shares having an additional aggregate offering price of up to $20 million under the Amended Sale Agreement.

Between October 1, 2020 and October 31, 2020, the Company sold an additional 4,127,833shares of its common stock under the Sale Agreement and received net proceeds in the amount of $9.6 million.

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

Through our ADMA BioCenters subsidiary, we currently operate as an FDA-approved source plasma collection organization and have several facilities located in the U.S. This business unit, which we refer to as our Plasma Collection Centers business segment, provides us with a portion of our blood plasma for the manufacture of our products and product candidates, and also allows us to sell certain quantities of source plasma to others for further manufacturing. As a part of our planned supply chain robustness initiative, we opened a new plasma collection center on June 30, 2020 for which an FDA license is currently pending, and we now have six plasma collection centers in various stages of approval and development, including two that are fully operational and collecting plasma. After giving effect to the year-to-date progress with our plasma collection network expansion, we believe we remain on track to achieve our previously stated objective of opening five to 10 plasma collection centers in the U.S. during the next three to five years. A typical plasma collection center, such as those operated by ADMA BioCenters, can collect approximately 30,000 to 50,000 liters of source plasma annually, which may be sold for different prices depending upon the type of plasma, quantity of purchase and market conditions at the time of sale. Plasma collected from ADMA BioCenters’ facilities that is not used to manufacture our products or product candidates is sold to third-party customers in the U.S. and in other locations outside the U.S. where we are approved under supply agreements or in the open “spot” market.

We also sell plasma-derived intermediate fractions to certain customers, which are generated as part of our FDA-approved manufacturing process for IG and IVIG products. In January 2020, we announced our entry into a five-year manufacturing and supply agreement to produce and sell these intermediate by-products, which are used as the starting raw material to produce other plasma-derived biologics. In addition, from time to time we provide contract manufacturing and testing services for certain clients.

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

ASCENIV

ASCENIV is a plasma-derived IVIG that contains naturally occurring polyclonal antibodies, which are proteins that are used by the body’s immune system to neutralize microbes, such as bacteria and viruses, and prevent against infection and disease. We manufacture ASCENIV under HHS License No. 2019 using a process known as fractionation. As part of our proprietary manufacturing process for ASCENIV, we leverage our unique, patented plasma donor screening methodology and tailored plasma pooling design, which blends normal source plasma and plasma from donors tested to have high levels of neutralizing antibody titers to respiratory syncytial virus (“RSV”) using our proprietary microneutralization testing assay. We are able to identify the high titer or “hyperimmune” plasma that meets our internal and required specifications for ASCENIV with our patented testing methods and assay. This type of high titer plasma is typically found in less than 10% of the total donor collection samples we test.

ASCENIV is approved for the treatment of Primary Immune Deficiency Disorder (“PIDD”), a class of inherited genetic disorders that causes a deficient or absent immune system in adults and adolescents (12 to 17 years of age). Our pivotal Phase 3 clinical trial in 59 PIDD patients met the primary endpoint of no Serious Bacterial Infections reported during 12 months of treatment. Secondary efficacy endpoints further demonstrated the benefits of ASCENIV in the low incidence of infection, therapeutic antibiotic use, days missed from work/school/daycare and unscheduled medical visits and hospitalizations. We believe this clinical data together with the FDA approval for the treatment of PIDD better positions ADMA to further evaluate ASCENIV in immune-compromised patients infected with or at-risk for RSV infection. We plan to work with the FDA and the immunology and infectious disease community to design a clinical trial to evaluate the use of ASCENIV in this patient population in the near future. Commercial sales of ASCENIV commenced in October of 2019.

Nabi-HB

Nabi-HB is a hyperimmune globulin that is rich in antibodies to the Hepatitis B virus. Nabi-HB is a purified human polyclonal antibody product collected from plasma donors who have been previously vaccinated with a Hepatitis B vaccine. Nabi-HB is indicated for the treatment of acute exposure to blood containing HBsAg, prenatal exposure of infants born to HBsAg-positive mothers, sexual exposure to HBsAg-positive persons and household exposure to persons with acute Hepatitis B virus infection in specific, listed settings. Hepatitis B is a potentially life-threatening liver infection caused by the Hepatitis B virus. It is a major global health problem. It can cause chronic infection and puts people at high risk of death from cirrhosis and liver cancer. Nabi-HB has a well-documented record of long-term safety and effectiveness since its initial market introduction. The FDA approved Nabi-HB on March 24, 1999.  Production of Nabi-HB at the Boca Facility has continued under our leadership since the third quarter of 2017. In early 2018, we received authorization from the FDA for the release of our first commercial batch of Nabi-HB for commercial distribution in the U.S. and we continue to manufacture Nabi-HB under HHS License No. 2019.

IMPACT OF THE COVID-19 CRISIS

We continue to closely monitor ongoing developments in connection with the COVID-19 global pandemic and its impacts to our commercial and manufacturing operations, including but not limited to potential disruptions to our supply chain operations, including procurement of raw materials and packaging materials, a portion of which are sourced internationally, and testing of finished drug product that is required prior to its availability for commercial sale.  Such testing has historically been performed by contract laboratories outside the United States. In addition, travel and other restrictions that have been implemented in the United States have impacted our commercial engagement efforts with respect to some of our products, including BIVIGAM and ASCENIV, as trade shows, industry and medical conferences and other events we had been planning to utilize and exhibit and attend with our staff to increase awareness of our products by physicians and payers remain subject to reduction in scope, rescheduling or outright cancellation due to the pandemic.

We have experienced some delays with our third-party vendors and testing laboratories which perform final drug product GMP release testing. In response to these delays, we have added additional release testing laboratories to our FDA approved consortium listed in our drug approval documents which we believe has adequately addressed this issue. In July 2020, we began receiving FDA lot releases with testing data from our new testing laboratory vendor, and our revenues for the three months ended September 30, 2020 increased by 32% over the immediately preceding three-month period. In addition, due to previous state and local “shelter-in-place” orders, we have been experiencing lower than normal donor collections at our FDA-approved plasma collection center. We were also subject to delays in shipments of source plasma from our contracted third-party suppliers, as well as delays in deliveries for personal protective equipment, reagents and other non-plasma raw materials and supplies used in the manufacture of our products. We have also experienced challenges with respect to our customer engagement initiatives, as our sales and medical affairs field forces face difficulties communicating directly with physicians and other healthcare professionals and the cancellation or postponement of a number of key scientific and medical conferences, further limiting our ability to communicate with potential customers.  We have implemented a comprehensive suite of virtual engagement initiatives, though clinician engagement remains lower due to continuing COVID-19-related priorities at U.S. medical centers.

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

Although the COVID-19 pandemic has not, to date, materially adversely impacted our capital and financial resources, due to the economic uncertainty that has resulted from the pandemic, and the potential impact of such to our stakeholders, we are unable to predict with certainty any potential impacts to our business. Although we believe the effects of the COVID-19 pandemic on our business and our operations will be temporary, at the present time we are unable to determine the ultimate duration of the pandemic or its long-term effects on, among other things, the global, national or local economies, the capital and credit markets, our workforce, our customers or our suppliers.  As a result, we are unable to predict whether the COVID-19 crisis will have a material adverse impact on our business, financial condition, liquidity and results of operations.

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

Revenue Recognition

Revenues for the nine months ended September 30, 2020 and 2019 are comprised of (i) revenues from the sale of our FDA-approved immunoglobulin products, (ii) product revenues from the sale of human plasma collected from our Plasma Collection Centers business segment, (iii) product revenues from the sale of intermediate fractions, (iv) contract manufacturing and testing revenue from certain clients, and (v) license revenues attributable to the out-licensing of ASCENIV in December 2012 to Biotest AG (“Biotest”) to market and sell this product in Europe and selected countries in North Africa and the Middle East. Biotest has provided us with certain services and financial payments in accordance with the related Biotest license agreement and is obligated to pay us certain amounts in the future if certain milestones are achieved. Deferred revenue is amortized into income over the term of the Biotest license, representing a period of approximately 22 years.

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

For the nine months ended September 30, 2020, three customers represented an aggregate of 82% of our consolidated revenues, with BioCARE, Inc. (“BioCare”), Biolife Plasma Services, L.P. (“Biolife”) and Reliance Life Sciences Pvt Limited (“Reliance”) representing approximately 51%, 17%, and 14%, respectively, of our consolidated revenues.

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

Stock-Based Compensation

All equity-based payments, including grants of stock options and restricted stock units (“RSUs”) are recognized at their estimated fair value at the grant date, and compensation expense is recognized on a straight-line basis over the grantee’s requisite vesting period. During the nine months ended September 30, 2020, we granted RSUs to members of our Board of Directors and certain members of our management and employees representing an aggregate of 361,000 shares of common stock. For the purpose of valuing stock options granted to our employees, directors and officers, we use the Black-Scholes option pricing model. We granted options to purchase an aggregate of 1,398,412 and 1,493,100 shares of common stock during the nine months ended September 30, 2020 and 2019, respectively. To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of the grant with a term consistent with the expected term of our awards. The expected term of the options granted is in accordance with SEC Staff Accounting Bulletins 107 and 110, and is based on the average between vesting terms and contractual terms. The expected dividend yield reflects our current and expected future policy for dividends on our common stock. The expected stock price volatility for our stock options was calculated by examining the historical volatility of our common stock since our common stock became publicly traded in the fourth quarter of 2013. We will continue to analyze the expected stock price volatility and expected term assumptions and will adjust our Black-Scholes option pricing assumptions as appropriate. In accordance with Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), we have elected not to establish a forfeiture rate, as stock-based compensation expense related to forfeitures of unvested stock options is fully reversed at the time of forfeiture.

Research and Development Expenses

Our research and development (“R&D”) costs consist of clinical research organization costs, costs related to clinical trials, testing and evaluation of new or alternative products or processes, including the testing and development of a new filling line at one of our third-party fill/finishers for a process that has not been approved by the FDA, studies for potentially extending a product’s approved  and labeled expiration dating and other potential label expansions, post-marketing commitment studies for BIVIGAM and ASCENIV, wages, benefits and stock-based compensation for employees directly related to research and development activities and, prior to April 1, 2019, assay development and testing, storage and transportation costs for high-titer plasma used in the manufacture of ASCENIV prior to its approval by the FDA. All research and development costs are expensed as incurred.

Impairment of Long-Lived Assets

We assess the recoverability of our long-lived assets, which include property and equipment and finite-lived intangible assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s carrying value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the nine months ended September 30, 2020 and 2019, we determined that there was no impairment of our long-lived assets.

Goodwill is not amortized, but is assessed for impairment on an annual basis or more frequently if impairment indicators exist. We have the option to perform a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of the reporting unit associated with the goodwill is less than its carrying amount, including goodwill and other intangible assets. If we conclude that this is the case, then we must perform a goodwill impairment test by comparing the fair value of the reporting unit to its carrying value.  An impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value, with the impairment loss recognized not to exceed the total amount of goodwill allocated to that reporting unit.  We did not recognize any impairment charges related to goodwill for the nine months ended September 30, 2020 and 2019.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”), which requires financial assets to be presented at the net amount expected to be collected, with an allowance for credit losses to be deducted from the amortized cost basis of the financial asset such that the net carrying value of the asset is presented as the amount expected to be collected. Under ASU 2016-13, the entity’s statement of operations is required to reflect the measurement of credit losses for newly recognized financial assets, as well as expected increases or decreases in expected credit losses that have taken place during the period. For public business entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019.  We adopted ASU No. 2016-13 on January 1, 2020, and the adoption of this update did not have a significant impact on our consolidated financial statements.

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

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

The following table presents a summary of the changes in our results of operations for the three months ended September 30, 2020, our third fiscal quarter, compared to the three months ended September 30, 2019:

	Three Months Ended September 30,
	2020	2019	Increase (Decrease)
Revenues	$10,276,358	$7,222,503	$3,053,855
Cost of product revenue (exclusive of amortization expense shown below)	11,855,464	7,916,220	3,939,244
Gross loss	(1,579,106)	(693,717)	(885,389)
Research and development expenses	1,708,391	491,404	1,216,987
Plasma center operating expenses	1,218,898	456,899	761,999
Amortization of intangibles	178,838	211,235	(32,397)
Selling, general and administrative expenses	9,115,744	7,197,173	1,918,571
Loss from operations	(13,800,977)	(9,050,428)	(4,750,549)
Interest expense	(3,091,200)	(2,649,404)	(441,796)
Interest and other income, net	(25,276)	261,373	(286,649)
Net loss	$(16,917,453)	$(11,438,459)	$(5,478,994)

Revenues

We recorded total revenues of $10.3 million during the three months ended September 30, 2020, as compared to $7.2 million during the three months ended September 30, 2019, an increase of $3.1 million, or approximately 42%. The increase is mainly due to increased sales of our immunoglobulin products generated by our Boca Facility manufacturing operations in 2020 totaling $3.2 million, partially offset by a $0.1 million decrease in plasma revenues generated by our FDA-approved plasma collection facility.

Our revenues for the third quarter of 2020 as compared to the third quarter of 2019 were favorably impacted by the continued commercial scale-up for BIVIGAM and ASCENIV following these products’ FDA approvals on May 9, 2019 and April 1, 2019, respectively, in addition to benefiting from the manufacturing and supply agreement we entered into in January 2020 to produce and sell intermediate fractions to a certain customer.

Cost of Product Revenue

Cost of product revenue was $11.9 million for the three months ended September 30, 2020, as compared to $7.9 million for the three months ended September 30, 2019. This increase reflects higher product revenue costs in 2020 of $5.9 million corresponding to the increase in immunoglobulin revenues, partially offset by a decrease in unabsorbed manufacturing expenses at the Boca Facility of $2.0 million. As we continue to ramp up our immunoglobulin production at the Boca Facility, we expect further reductions in unabsorbed manufacturing expenses in 2021 and beyond.

Research and Development Expenses

R&D expenses totaled $1.7 million for the three months ended September 30, 2020, as compared to $0.5 million for the three months ended September 30, 2019. The increase is primarily due to $0.6 million in costs incurred during the third quarter of 2020 for the testing and development of a new filling line at one of our third-party fill/finishers for a process that has not been approved by the FDA, increased expenses related to clinical studies related to BIVIGAM required by the FDA in the amount of $0.3 million (see Note 9, Post-marketing commitments, to the Consolidated Financial Statements) and $0.2 million for third-party assay development work that was completed during the third quarter of 2020.

Plasma Center Operating Expenses

Plasma center operating expenses were $1.2 million for the three months ended September 30, 2020, as compared to $0.5 million for the three months ended September 30, 2019. Plasma center operating expenses consist of certain general and administrative plasma center costs, including rent, maintenance, utilities, compensation and benefits for center and administrative staff, advertising and promotion expenses and computer software fees related to donor collections. The increase in plasma center operating expenses is mainly attributable to increased staffing and travel expenses related to our plasma center expansion activities, and to increases in donor fees and materials costs related to the opening of our second plasma center on June 30, 2020, along with the other plasma centers for which we have initiated development.

Amortization of Intangibles

Amortization expense pertains to the amortization of intangible assets acquired in the Biotest Transaction, and was $0.2 million for the three months ended September 30, 2020 and 2019.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $9.1 million for the three months ended September 30, 2020, an increase of $1.9 million from the three months ended September 30, 2019. The increase was mainly due to higher employee compensation and related expenses of $1.5 million related to staffing increases, largely in support of our commercialization efforts for BIVIGAM and ASCENIV, $0.7 million in marketing and consulting fees associated with our ASCENIV commercialization efforts and $0.4 million in increased insurance expense, partially offset by lower travel and promotional expenses related to the COVID-19 pandemic and reductions in legal fees and other professional services.

Loss from Operations

Our operating loss was $13.8 million for the third quarter of 2020, as compared to $9.1 million for the third quarter of 2019. The $4.8 million increase in operating loss was due to the increases in cost of product revenue and other operating expenses, partially offset by the increase in revenues.

Interest Expense

Interest expense was $3.1 million for the three months ended September 30, 2020, as compared to $2.6 million for the three months ended September 30, 2019. Throughout the third quarter of 2020, we had $85.0 million in outstanding principal under our senior credit facility, as compared to $72.5 million during the same period of a year ago (see “Liquidity and Capital Resources”).

Net Loss

Our net loss was $16.9 million for the three months ended September 30, 2020, as compared to $11.4 million for the three months ended September 30, 2019.  The increase in net loss of $5.5 million was primarily due to the increase in operating loss for the quarter of $4.8 million, the increase in interest expense of $0.4 million, and the decrease in interest income of $0.3 million due to the reduction of interest rates that took place during the first quarter of 2020.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

The following table presents a summary of the changes in our results of operations for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019:

	Nine Months Ended September 30,
	2020	2019	Increase (Decrease)
Revenues	$28,263,696	$17,312,034	$10,951,662
Cost of product revenue (exclusive of amortization expense shown below)	42,180,319	27,812,635	14,367,684
Gross loss	(13,916,623)	(10,500,601)	(3,416,022)
Research and development expenses	4,893,549	1,879,025	3,014,524
Plasma center operating expenses	2,597,444	1,705,498	891,946
Amortization of intangibles	536,514	633,704	(97,190)
Selling, general and administrative expenses	25,750,458	18,878,690	6,871,768
Loss from operations	(47,694,588)	(33,597,518)	(14,097,070)
Interest expense	(8,875,597)	(6,262,489)	(2,613,108)
Loss on extinguishment of debt	-	(9,962,495)	9,962,495
Gain on transfer of plasma center assets	-	11,527,421	(11,527,421)
Interest and other income, net	229,411	576,795	(347,384)
Net loss	$(56,340,774)	$(37,718,286)	$(18,622,488)

Revenues

We recorded total revenues of approximately $28.3 million during the nine months ended September 30, 2020, as compared to $17.3 million during the nine months ended September 30, 2019, an increase of $11.0 million, or approximately 63%. The increase is mainly due to increased sales of our immunoglobulin products generated by our Boca Facility manufacturing operations in 2020 totaling $12.0 million, partially offset by a $1.1 million decrease in plasma revenues generated by our FDA-approved plasma collection facility.

Cost of Product Revenue

Cost of product revenue was $42.2 million for the nine months ended September 30, 2020, as compared to $27.8 million for the nine months ended September 30, 2019. This increase reflects $7.3 million in production costs incurred for the manufacture of BIVIGAM conformance lots at an increased plasma pool production scale in connection with our planned capacity expansion and other production initiatives and investments at the Boca Facility. Cost of product revenue for the first nine months of 2020 also reflects increases in product revenue costs of approximately $13.0 million related to the increase in revenues, partially offset by a $6.9 million reduction in unabsorbed manufacturing expenses resulting from increased production throughput at the Boca Facility.

Research and Development Expenses

R&D expenses totaled $4.9 million for the nine months ended September 30, 2020, as compared to $1.9 million for the nine months ended September 30, 2019. The increase is primarily due to $1.4 million in costs incurred during 2020 for the testing and development of a new filling line at one of our third-party fill/finishers for a process that has not been approved by the FDA, a $0.8 million increase in expenses associated with clinical studies, mainly BIVIGAM post-marketing commitments, $0.4 million of costs incurred during 2020 for a study we commenced to potentially extend ASCENIV’s approved and labeled expiration dating, $0.2 million of expenses in 2020 related to third-party assay development and a $0.2 million non-recurring expense for assistance with a third-party clinical research project.

Plasma Center Operating Expenses

Plasma center operating expenses were $2.6 million for the nine months ended September 30, 2020, as compared to $1.7 million for the nine months ended September 30, 2019. The increase in plasma center operating expenses is mainly attributable to a $1.1 million increase in staffing and travel expenses related to our plasma center expansion activities as well as increases in donor fees, testing materials, depreciation and rent totaling $1.3 million.  These expense increases were largely offset by increased donor collections and the related absorption of expenses at our FDA-approved plasma collection facility.

Amortization of Intangibles

Amortization expense for our intangible assets was $0.5 million and $0.6 million for the nine months ended September 30, 2020 and 2019, respectively.

Selling, General and Administrative Expenses

SG&A expenses were $25.8 million for the nine months ended September 30, 2020, an increase of $6.9 million from the nine months ended September 30, 2019. The increase was mainly due to higher employee compensation expenses of $4.2 million related to staffing increases in support of our commercialization efforts for BIVIGAM and ASCENIV as well as the overall growth in the size and scope of our operations.  SG&A expenses were also impacted in 2020 by increased insurance expense of $1.2 million and marketing consulting fees incurred in connection with our ASCENIV commercialization efforts of $1.6 million. We expect our SG&A expenses to continue to increase in 2021 as we continue to execute on the various facets of our business plan.

Loss from Operations

Our operating loss was $47.7 million for the first nine months of 2020, as compared to $33.6 million for the first nine months of 2019. The $14.1 million increase in operating loss was mainly due to the increases in cost of product revenue and other operating expenses, partially offset by the increase in revenues.

Interest Expense

Interest expense was $8.9 million for the nine months ended September 30, 2020, as compared to $6.3 million for the nine months ended September 30, 2019. The increase is mainly due to higher average debt balances in 2020 as compared to 2019 resulting from additional loan proceeds we received from our senior lender in March of 2020 and May of 2019, when we drew down $12.5 million and $27.5 million, respectively, from our senior credit facility.

Non-recurring Items in the Nine Months Ended September 30, 2019

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

Net Loss

Our net loss was $56.3 million for the nine months ended September 30, 2020, as compared to $37.7 million for the nine months ended September 30, 2019.  The increase in net loss of $18.6 million was primarily due to the increase in operating loss for the period of $14.1 million and to the $2.6 million of higher interest expense.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2020, we had working capital of $123.1 million, including cash and cash equivalents of $59.7 million, and stockholders’ equity of $71.4 million, as compared to working capital of $71.8 million, including cash and cash equivalents of $26.8 million, and stockholders’ equity of $26.2 million as of December 31, 2019. We have incurred an accumulated deficit of $321.1 million since inception, had negative cash flows from operations of $69.8 million and $56.5 million for the nine months ended September 30, 2020 and 2019, respectively, and had negative cash flows from operations of $76.2 million and $62.7 million for the years ended December 31, 2019 and 2018, respectively. We have funded our operations over the past few years primarily from the sale of our equity and debt securities.

We expect to continue to spend substantial amounts on procurement of raw material plasma and other raw materials necessary to scale up our manufacturing operations, commercial product launches, capacity expansion at the Boca Facility, building additional plasma collection facilities, product development, quality assurance, regulatory affairs and conducting clinical trials for our product candidates and purchasing clinical trial materials, some of which may be required by the FDA. In addition, our end-to-end production cycle from procurement of raw materials to commercial release of finished product can take between seven and 12 months or potentially longer, requiring substantial investments in raw material plasma and other manufacturing materials. We expect that we will not be able to generate a sufficient amount of product revenue to achieve profitability before the end of 2021 and, as a result, we expect that we will need to finance our operations through additional equity or debt financings or corporate collaboration and licensing arrangements. Based upon our current projected revenue and expenditures, including capital expenditures and continued implementation of our commercialization and expansion activities, we currently believe that our cash, cash equivalents, projected revenue and accounts receivable will be sufficient to fund our operations, as currently conducted, into the second quarter of 2021. In order to have sufficient cash to fund our operations thereafter, we anticipate raising additional capital before the end of the second quarter of 2021. These estimates and timeframe may change based upon several factors, including the success of our commercial manufacturing ramp-up activities, the acceptability and reimbursement of BIVIGAM and ASCENIV by physicians, patients or payers, and the various financing options that may be available to us. We currently have no firm commitments for additional financing, and there can be no assurances that we will be able to secure additional financing on terms that are acceptable to us, or at all. Furthermore, if our assumptions underlying our estimated expenses and revenues are incorrect, we may have to raise additional capital sooner than currently anticipated.

Our long-term liquidity depends upon our ability to raise additional capital, fund capacity expansion and commercial programs and generate sufficient revenues from our products, several of which have only recently achieved commercial status, to cover our operating expenses and meet our obligations on a timely basis. The COVID-19 pandemic has negatively affected the global economy and created significant volatility and disruption to the financial markets. Failure to secure any necessary financing in a timely manner and on commercially reasonable terms could have a material adverse effect on our business plan and financial performance and we could be forced to delay or discontinue our capacity expansion, commercialization, product development or clinical trial activities, delay or discontinue the approval efforts for any of our product candidates, or potentially cease operations. In addition, we could also be forced to reduce or forgo sales and marketing efforts and forgo attractive business opportunities. Due to numerous risks and uncertainties associated with the COVID-19 pandemic, FDA reviews inspections and approvals related to our products, patient/payer acceptance of our products, ongoing compliance and maintenance requirements and capacity expansion efforts at the Boca Facility, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures required to fund our commercialization and other development activities. Our current estimates may be subject to change as circumstances regarding our business requirements evolve and are also subject to the effect of potential new government orders, policies and procedures that we must comply with which are outside of our control.  As such, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

On August 5, 2020, we entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC, as agent (“Jefferies”), pursuant to which we could offer and sell, from time to time, at our option, through or to Jefferies, up to an aggregate of $50 million of shares of our common stock. On November 5, 2020, we and Jefferies entered into an amendment to the Sale Agreement (as amended, the “Amended Sale Agreement”) to provide for an increase in the aggregate offering amount under the Sale Agreement, such that as of November 5, 2020, we may offer and sell shares having an additional aggregate offering price of up to $20 million under the Amended Sale Agreement.  Through October 31, 2020, we sold 7,379,028 shares of our common stock under the Sale Agreement and received net proceeds in the amount of $20.3 million.  The net proceeds from this offering are being used for general corporate purposes, which may include (i) the procurement of raw materials for the manufacturing of BIVIGAM and ASCENIV; (ii) supporting the ongoing commercial sales of our IVIG products; (iii) expanding the manufacturing capacity of our Boca Facility, including supply chain functions, and enhancing the robustness of our supply chain oversight; (iv) expanding our plasma collection facility network; and (v) research and development and business development opportunities.

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

We currently have an outstanding principal balance of $85.0 million under our Credit Agreement with Perceptive, all of which matures on March 1, 2022.  We are required to pay interest to Perceptive in the approximate amount of $0.8 million per month. All of our obligations under the Perceptive Credit Agreement are secured by a first-priority lien and security interest in substantially all of our tangible and intangible assets, including intellectual property and all of the equity interests in our subsidiaries. The Perceptive Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The negative covenants restrict or limit our ability to, among other things and subject to certain exceptions contained in the Perceptive Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to our business activities; make certain Investments or Restricted Payments (each as defined in the Perceptive Credit Agreement); change our fiscal year; pay dividends; repay certain other indebtedness; engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that have the impact of restricting our ability to make loan repayments under the Perceptive Credit Agreement. In addition, we must (i) at all times prior to the Maturity Date maintain a minimum cash balance of $3.0 million; and (ii) as of the last day of each fiscal quarter commencing with the fiscal quarter ending June 30, 2019, report revenues for the trailing 12-month period that exceed the amounts set forth in the Perceptive Credit Agreement, which range from $7.0 million for the fiscal quarter ending June 30, 2019 to $55.0 million for the fiscal quarter ending December 31, 2021. At September 30, 2020, we were in compliance with all of the covenants under the Perceptive Credit Facility.

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

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2020	2019

Net cash used in operating activities	$(69,783,522)	$(56,541,468)
Net cash used in investing activities	(9,126,359)	(2,217,542)
Net cash provided by financing activities	111,832,791	80,010,310
Net change in cash and cash equivalents	32,922,910	21,251,300

Cash and cash equivalents, including restricted cash - beginning of period	26,752,135	26,754,852
Cash and cash equivalents - end of period	$59,675,045	$48,006,152

Net Cash Used in Operating Activities

Cash used in operations for the nine months ended September 30, 2020 was $69.8 million, an increase of $13.2 million from the same period of a year ago. The increase is mainly due to the higher net loss for the period, partially offset by lower increases in inventory and accounts receivable. The following table illustrates the primary components of our cash flows from operations:

	Nine Months Ended September 30,
	2020	2019
Net loss	$(56,340,774)	$(37,718,286)
Non-cash expenses, gains and losses	6,126,420	3,518,792
Changes in accounts receivable	(2,864,617)	(5,923,040)
Changes in inventories	(16,687,794)	(21,870,736)
Changes in prepaid expenses and other current assets	(1,252,828)	44,081
Changes in accounts payable and accrued expenses	1,422,652	4,385,874
Other	(186,581)	1,021,847
Cash used in operations	$(69,783,522)	$(56,541,468)

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2020 and 2019 was $9.1 million and $2.2 million, respectively, primarily consisting of capital expenditures at the Boca Facility, including the purchase and installation of our new filling and packaging machine, and, in the nine months ended September 30, 2020, capital expenditures related to the construction and build-out of new plasma collection facilities. Although we have no specific material commitments for capital expenditures as of September 30, 2020, we expect our total capital expenditures will be between $3.0 million and $6.0 million for the remainder of fiscal 2020.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2020 was $111.8 million, which is comprised of the net proceeds received from our February 2020 equity offering in the amount of $88.7 million, the $12.5 million of loan proceeds received from the final tranche that was available under our senior credit facility and $10.6 million of net proceeds for the sale of shares of our common stock under the Sale Agreement. Net cash provided by financing activities for the nine months ended September 30, 2019 of $80.0 million reflects $4.2 million related to the refinancing of the Marathon Credit Facility with our current senior credit facility provided by the Perceptive Credit Agreement in February of 2019, the drawdown of $27.5 million under this facility in May of 2019 and the $48.4 million of net proceeds from our May 2019 public offering of our common stock.

Effect of Inflation

Inflation or changing prices did not have a significant impact on our net sales, revenues or net loss for the nine months ended September 30, 2020 or in 2019 or 2018.

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

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of September 30, 2020. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of September 30, 2020 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Prior to the second half of 2019, we generated a substantial portion of our revenues from the sale of plasma by our plasma collections facilities. Following completion of the Biotest Transaction, we began generating revenues from the sale of our plasma-derived immune globulins which include: BIVIGAM, ASCENIV, Nabi-HB,  intermediate fractions and the contract manufacturing of plasma-derived products for a third-party. On May 9, 2019 we received approval from the FDA for BIVIGAM, and the commercial re-launch of this product commenced in August 2019. On April 1, 2019, the FDA approved ASCENIV, formerly referred to as RI-002, and the first commercial sales of this product took place in October 2019. In October 2019, we generated initial sales of our plasma-derived intermediate fractions.

Our long-term liquidity depends upon our ability to grow our commercial programs, expand our commercial operations at the Boca Facility, improve our supply-chain capabilities, improve production yields, provide more control and visibility for timing of commercial product releases, raise additional capital, fund and successfully implement our research and development and commercial programs, establish and build out a commercial sales force, medical affairs organization and commercial infrastructure and meet our ongoing obligations. In addition, our end-to-end production cycle from procurement of raw materials to commercial release of finished product can take between seven and 12 months or potentially longer, requiring substantial investments in raw material plasma and other manufacturing materials.

We currently anticipate, based upon our projected revenue and expenditures, that our current cash, cash equivalents and accounts receivable, will be sufficient to fund our operations into the second quarter of 2021. This time frame may change based upon how quickly we are able to execute on our commercialization efforts and operational initiatives. However, if the assumptions underlying our estimated revenues and expenses prove to be incorrect, we may have to raise additional capital sooner than we currently expect. We anticipate that we will not be able to generate a sufficient amount of product revenue to achieve profitability before the end of 2021 and, as a result, we anticipate that we will need to finance our operations through additional equity or debt financings or corporate collaboration and licensing arrangements. If we are unable to raise additional capital as needed, we will have to delay, curtail or eliminate our commercialization efforts as well as product development activities. Even if we are able to raise additional capital, such financings may only be available on unattractive terms, resulting in significant dilution of stockholders’ interests and, in such event, the value and potential future market price of our common stock may decline. In addition, if we raise additional funds through license arrangements or through the disposition of any of our assets, it may be necessary to relinquish potentially valuable rights to our product candidates or assets or grant licenses on terms that are not favorable to us.

We are currently not profitable and may never become profitable.

We have a history of losses and expect to incur substantial losses and negative operating cash flow into fiscal 2021, and we may never achieve or maintain profitability. For the nine months ended September 30, 2020 and 2019, we incurred net losses of $56.3 million and $37.7 million, respectively. For the years ended December 31, 2019 and 2018, we incurred net losses of $48.3 million and $65.7 million, respectively.  From our inception in 2004 through September 30, 2020, we have incurred an accumulated deficit of $321.1 million. We expect that we will not be able to generate a sufficient amount of product revenue to achieve profitability before the end of 2021 and, as a result, we expect that we will need to finance our operations through additional equity or debt financings or corporate collaboration and licensing agreements.  We also expect to continue to incur significant operating and capital expenditures and anticipate that our operating expenses will increase substantially in the foreseeable future as we:

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

The COVID-19 pandemic and efforts to reduce its spread has significantly affected worldwide economic conditions, and could have a material adverse impact on our business, liquidity, financial condition and results of operations

The COVID-19 pandemic has the potential to adversely impact several aspects of our commercial and manufacturing operations, including but not limited to potential disruptions to our supply-chain operations, including procurement of raw materials and packaging materials, a portion of which are sourced internationally, and the testing of finished drug product that is required prior to its availability for commercial sale.  Such testing has historically been performed by contract laboratories outside the United States. While we do not believe that the COVID-19 pandemic has significantly affected operations and immunoglobulin production at our Boca Facility at this time, we may experience adverse effects in the future, particularly in light of the recent increase in COVID-19 cases in the State of Florida. For example, our employees becoming ill, the imposition of additional mandatory remote working environments and federal, state and local responses to the COVID-19 virus could materially affect the efficiency and pace of our operations and manufacturing at our Boca Facility. In addition, travel and other restrictions that have been implemented in the United States could impact our commercial efforts with respect to any of our products, including BIVIGAM and ASCENIV, as trade shows, industry and medical conferences and other events we had been planning to utilize and exhibit and attend with our staff to increase awareness of our products by physicians and payers are subject to limitations, rescheduling or outright cancellation in response to the pandemic. Also, due to previous state and local “shelter-in-place” orders, we have experienced lower than normal donor collections at our FDA approved plasma collection center. We were also subject to delays in shipments of source plasma from our contracted third-party suppliers, as well as delays in deliveries or price increases for personal protective equipment, reagents and other non-plasma raw materials and supplies used in the manufacture of our products.

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

Although we have built our own fill/finish suite within the Boca Facility, we also intend to continue to utilize third parties to supplement our fill/finish process for final drug substance. In addition, our recently completed fill/finish suite has yet to be validated. Our anticipated reliance on a limited number of third-party manufacturers exposes us to the following risks:

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

Even if we comply with all FDA requests, the FDA may ultimately reject our product candidate’s BLA. In addition, the FDA could determine that we must test additional subjects and/or require that we conduct further studies with more subjects. We may never obtain regulatory approval for any future potential product candidate or label expansion activity. Failure to obtain FDA approval of any of our product candidates will severely undermine our business by leaving us without the ability to generate additional accretive revenues. There is no guarantee that we will ever be able to develop or acquire other product candidates. In foreign jurisdictions, we must receive approval from the appropriate regulatory authorities before we can commercialize any products or product candidates outside the U.S. Foreign regulatory approval processes generally include all of the risks and uncertainties associated with the FDA review, inspection and approval procedures described above. We cannot assure you that we will receive the approvals necessary to commercialize any product candidate for sale outside the U.S.

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

We currently anticipate expanding the manufacturing capacity of our Boca Facility by approximately 50% or more. We also anticipate expanding our production capabilities through the addition of our fill-finish machine at our Boca Facility. Following the expansion of any of our manufacturing processes or the addition of new equipment, such as our fill-finish machine, we will need to validate the expanded facility and equipment and have it inspected by the FDA. Given the significant delays that may result during the validation process, including due to any diverted FDA attention during the COVID-19 pandemic, we may experience a significant supply shortage of our products or our production capabilities may be limited until completion of and validation of our facility expansion and new manufacturing equipment.

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

For the nine months ended September 30, 2020, three customers represented an aggregate of 82% of our consolidated revenues, with BioCare, Biolife and Reliance representing approximately 51%, 17%, and 14%, respectively, of our consolidated revenues. For the year ended December 31, 2019, three customers represented an aggregate of 70% of our consolidated revenues, with BioCare, Biolife and  Sanofi Pasteur S.A. (“Sanofi”) representing approximately 26%, 24%, and 20%, respectively, of our consolidated revenues.

As of September 30, 2020, three customers represented a total of 80% of our consolidated accounts receivable, with BioCare, Reliance and Biolife representing approximately 51%, 17% and 12%, respectively, of our consolidated accounts receivable. At December 31, 2019, BioCare represented 77% of our consolidated accounts receivable and McKesson Corporation (“McKesson”) represented 13% of our consolidated accounts receivable.

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

In order for plasma to be used in the manufacturing of our products, the individual centers at which the plasma is collected must be licensed by the FDA and approved by the regulatory authorities of any country in which we may wish to commercialize our products. When we open a new plasma center, and on an ongoing basis after licensure, it must be inspected by the FDA for compliance with cGMP and other regulatory requirements. Therefore, even if we are able to construct new plasma collection centers to complement our Kennesaw, GA plasma collection facility, an unsatisfactory inspection could prevent a new center from being licensed or risk the suspension or revocation of an existing license. We do not and will not have adequate plasma to manufacture our products. Therefore, we are reliant on the purchase of plasma from third parties to manufacture our products. We can give no assurances that appropriate plasma will be available to us on commercially reasonable terms, or at all, to manufacture our products. Further, the COVID-19 pandemic has resulted in, and may continue to result in, significant constraints in raw material supply across various different industries, including the supply of plasma. It is possible that in the future, the COVID-19 pandemic and government responses thereto will have an adverse effect on our ability to source plasma from donors in quantity and quality sufficient for our manufacturing processes. In order to maintain a plasma center’s license, its operations must continue to conform to cGMP and other regulatory requirements. In the event that we determine that plasma was not collected in compliance with cGMP, we may be unable to use and may ultimately destroy plasma collected from that center, which would be recorded as a charge to cost of product revenue. Additionally, if non-compliance in the plasma collection process is identified after the impacted plasma has been pooled with compliant plasma from other sources, entire plasma pools, in-process intermediate materials and final products could be impacted. Consequently, we could experience significant inventory impairment provisions and write-offs which could adversely affect our business and financial results. We plan to increase our supplies of plasma for use in the manufacturing processes through increased purchases of plasma from third-party suppliers as well as collections from our existing ADMA BioCenters plasma collection facility. This strategy is dependent upon our ability to maintain a cGMP compliant environment at our plasma collection facilities and to expand production and attract donors to our facilities. There is no assurance that the FDA will inspect and license any of our current or future unlicensed plasma collection facilities in a timely manner consistent with our production plans. If we misjudge the readiness of a center for an FDA inspection, we may lose credibility with the FDA and cause the FDA to more closely examine all of our operations. Such additional scrutiny could materially hamper our operations and our ability to increase plasma collections. Our ability to expand production and increase our plasma collection facilities to more efficient production levels may be affected by changes in the economic environment and population in selected regions where ADMA BioCenters operates its current or future plasma facilities, by the entry of competitive plasma centers into regions where ADMA BioCenters operates such centers, by misjudging the demographic potential of individual regions where ADMA BioCenters expects to expand production and attract new donors, by unexpected facility related challenges, or by unexpected management challenges at selected plasma facilities held by us from time to time.

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

Our operations have consumed substantial amounts of cash since inception. For the nine months ended September 30, 2020 and 2019, we had negative cash flows from operations of $69.8 million and $56.5 million, respectively, and for the years ended December 31, 2019 and 2018, we had negative cash flows from operations of approximately $76.2 million and $62.7 million, respectively. We expect to continue to spend substantial amounts on procurement of raw material plasma and other raw materials necessary to scale up our manufacturing operations, commercial product launches, capacity expansion at the Boca Facility, building additional plasma collection facilities, product development, quality assurance, regulatory affairs and conducting clinical trials for our product candidates and purchasing clinical trial materials, some of which may be required by the FDA. In addition, our end-to-end production cycle from procurement of raw materials to commercial release of finished product can take between seven and 12 months or potentially longer, requiring substantial investments in raw material plasma and other manufacturing materials. We expect that we will not be able to generate a sufficient amount of product revenue to achieve profitability before the end of 2021 and, as a result, we expect that we will need to finance our operations through additional equity or debt financings or corporate collaboration and licensing agreements.  We currently anticipate, based upon our projected revenue and expenditures, as well as the additional funds we are able to draw down under the Perceptive Credit Facility, that our current cash, cash equivalents and accounts receivable will be sufficient to fund our operations, as currently conducted, into the second quarter of 2021. In order to have sufficient cash to fund our operations thereafter, we will need to raise additional equity or debt financing before the end of the second quarter of 2021. This time frame may change based upon how quickly we are able to execute on our operational initiatives and the various financing options that may be available to us in 2021. However, if the assumptions underlying our estimated expenses prove to be incorrect, we may have to raise additional capital sooner than we currently expect. Until such time, if ever, as we can generate a sufficient amount of product revenue to achieve profitability, we expect to continue to finance our operations through additional equity or debt financings or corporate collaboration and licensing arrangements. If we are unable to raise additional capital as needed, including due to widespread liquidity constraints or significant market instability that could result from the COVID-19 pandemic, we will have to delay, curtail or eliminate our commercialization efforts or our product development activities.

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

As of November 5, 2020, most of our 94,548,052 outstanding shares of common stock, as well as a substantial number of shares of our common stock underlying outstanding warrants, were available for sale in the public market, subject to certain restrictions with respect to sales of our common stock by our affiliates, either pursuant to Rule 144 under the Securities Act, or under effective registration statements. Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, could cause the market price of our common stock to decline or adversely affect demand for our common stock.

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

As of September 30, 2020, Perceptive, our directors and executive officers and their affiliates beneficially owned approximately 26% of the outstanding shares of our common stock. Provisions of our Certificate of Incorporation, our Bylaws and Delaware law may have the effect of deterring unsolicited takeovers or delaying or preventing a change in control of our Company or changes in our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. These provisions include:

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

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board. Currently, our Certificate of Incorporation authorizes the issuance of up to 150,000,000 shares of common stock. As of September 30, 2020, there were 50,976,313 shares remaining available for issuance, after giving effect to 9,407,511 shares of our common stock that were subject to outstanding stock options, RSUs, warrants or other convertible securities as of September 30, 2020 that may be issued by us without stockholder approval.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

The Company is party to the Sale Agreement with Jefferies, dated August 5, 2020, pursuant to which the Company could offer to sell, from time to time through Jefferies, shares of the Company’s common stock (the “Shares”) having an aggregate offering price of up to $50 million.

On November 5, 2020, the Company and Jefferies entered into an amendment to the Sale Agreement (the “Amendment”) to provide for an increase in the aggregate offering amount under the Sale Agreement, such that as of November 5, 2020, the Company may offer and sell Shares having an additional aggregate offering price of up to $20 million under the Sale Agreement, as amended by the Amendment (the “Amended Sale Agreement”), by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended.

Subject to the terms of the Amended Sale Agreement, Jefferies will use commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company cannot provide any assurances that it will issue any additional Shares pursuant to the Amended Sale Agreement. The Company will pay Jefferies a commission of up to 3.0% of the gross proceeds from the sale of the Shares, if any. The Company has also agreed to provide Jefferies with customary indemnification rights. The offering of the Shares will terminate upon the earliest of (a) the sale of the maximum number or amount of the Shares permitted to be sold under the Amended Sale Agreement and (b) the termination of the Amended Sale Agreement by the parties thereto.

The foregoing description of the Amended Sale Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, which is filed herewith as Exhibit 1.1 and incorporated by reference herein.

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

ADMA Biologics, Inc.

Date: November 5, 2020	By:	/s/ Adam S. Grossman
		Name:	Adam S. Grossman
		Title:	President and Chief Executive Officer

Date: November 5, 2020	By:	/s/ Brian Lenz
		Name:	Brian Lenz
		Title:	Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

1.1*	Amendment to Open Market Sale AgreementSM, dated November 5, 2020, by and between ADMA Biologics, Inc. and Jefferies LLC.

5.1*	Opinion of Morgan, Lewis & Bockius LLP.

23.1*	Consent of Morgan, Lewis & Bockius LLP (included in Exhibit 5.1).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from ADMA Biologics, Inc.’s Form 10-Q for the quarter ended September 30, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2020 (Unaudited) and December 31, 2019, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited) for the three and nine months ended September 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2020 and 2019, and (v) Notes to (Unaudited) Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

_______________________________

* Filed herewith.

** In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

