Form 10-Q
period 2021-03-31
ADMA BIOLOGICS, INC.
filed 2021-05-12
CIK 1368514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

_________________________________________________________________

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ADMA	Nasdaq Global Market
Preferred Share Purchase Right	-	Nasdaq Global Market

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

As of May 7, 2021, there were 128,189,628 shares of the issuer’s common stock outstanding.

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

•

our plans related to the expansion of our manufacturing capacity, yield improvements, supply-chain robustness, in-house fill-finish capabilities, distribution and other collaborative agreements and the success of such endeavors;

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

These statements may be found under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Quarterly Report on Form 10-Q. Forward-looking statements  may be identified by the use of terms such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” or “should” or the negative thereof or other variations thereof or comparable terminology. Our actual results could differ materially from those contained in the forward-looking statements due to the factors described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021. Any forward-looking statement included or incorporated by reference in this Quarterly Report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions related to our operations, industry and future growth. These forward-looking statements speak only as of the dates such statements are made and we undertake no obligation to publicly update any forward-looking statements or to publicly announce revisions to any of the forward-looking statements, unless otherwise required by the federal securities laws.

iii

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,965,709	$55,921,152
Accounts receivable, net	15,362,030	13,237,290
Inventories	94,146,200	81,535,599
Prepaid expenses and other current assets	5,802,608	3,046,466
Total current assets	177,276,547	153,740,507
Property and equipment, net	44,175,613	41,593,090
Intangible assets, net	2,265,283	2,444,121
Goodwill	3,529,509	3,529,509
Right to use assets	6,197,295	4,259,191
Deposits and other assets	2,222,781	2,106,976
TOTAL ASSETS	$235,667,028	$207,673,394

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,152,852	$11,073,708
Accrued expenses and other current liabilities	8,592,142	8,365,143
Current portion of deferred revenue	142,834	142,834
Current portion of lease obligations	317,910	365,682
Total current liabilities	21,205,738	19,947,367
Senior notes payable, net of discount	93,412,660	92,968,866
Deferred revenue, net of current portion	2,082,990	2,118,698
Lease obligations, net of current portion	6,419,589	4,334,151
Other non-current liabilities	41,965	54,886
TOTAL LIABILITIES	123,162,942	119,423,968

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock - voting, $0.0001 par value, 150,000,000 shares authorized, 123,044,981 and 104,902,888 shares issued and outstanding	12,304	10,490
Additional paid-in capital	471,336,826	428,704,039
Accumulated deficit	(358,845,044)	(340,465,103)
TOTAL STOCKHOLDERS' EQUITY	112,504,086	88,249,426
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$235,667,028	$207,673,394

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2021	2020

REVENUES:
Product revenue	$16,012,910	$10,164,036
License revenue	35,708	35,708
Total revenues	16,048,618	10,199,744

OPERATING EXPENSES:
Cost of product revenue (exclusive of amortization expense shown below)	17,770,122	16,829,226
Research and development	987,649	1,528,738
Plasma center operating expenses	2,242,343	500,644
Amortization of intangible assets	178,838	178,838
Selling, general and administrative	10,033,915	7,932,084
Total operating expenses	31,212,867	26,969,530

LOSS FROM OPERATIONS	(15,164,249)	(16,769,786)

OTHER INCOME (EXPENSE):
Interest income	22,059	248,068
Interest expense	(3,195,750)	(2,717,091)
Other expense	(42,001)	(6,421)
Other expense, net	(3,215,692)	(2,475,444)

NET LOSS	$(18,379,941)	$(19,245,230)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.16)	$(0.26)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	115,661,937	73,781,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(Unaudited)

For the Three Months Ended March 31, 2021

	Common Stock		Additional		Total
	Voting		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance As At December 31, 2020	104,902,888	$10,490	$428,704,039	$(340,465,103)	$88,249,426
Stock-based compensation	-	-	781,397	-	781,397
Vesting of Restricted Stock Units, net of shares withheld for taxes and retired	61,385	6	(59,317)	-	(59,311)
Issuance of common stock, net of offering expenses	18,080,708	1,808	41,910,707	-	41,912,515
Net loss	-	-	-	(18,379,941)	(18,379,941)
Balance As At March 31, 2021	123,044,981	$12,304	$471,336,826	$(358,845,044)	$112,504,086

For the Three Months Ended March 31, 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance As At December 31, 2019	59,318,355	$5,932	$290,903,772	$(264,716,555)	$26,193,149
Stock-based compensation	-	-	676,548	-	676,548
Issuance of common stock, net of offering expenses	27,025,000	2,703	88,701,336	-	88,704,039
Exercise of stock options	1,958	-	7,177	-	7,177
Net loss	-	-	-	(19,245,230)	(19,245,230)
Balance As At March 31, 2020	86,345,313	$8,635	$380,288,833	$(283,961,785)	$96,335,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,379,941)	$(19,245,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,229,628	788,838
Loss on disposal of fixed assets	781	976
Stock-based compensation	781,397	676,548
Amortization of debt discount	443,794	429,711
Amortization of license revenue	(35,708)	(35,708)
Changes in operating assets and liabilities:
Accounts receivable	(2,124,740)	(3,637,915)
Inventories	(12,610,601)	775,932
Prepaid expenses and other current assets	(2,756,142)	(2,321,751)
Deposits and other assets	19,718	(79,532)
Accounts payable	1,079,144	(22,356)
Accrued expenses	(843,043)	(1,930,591)
Other current and non-current liabilities	(33,413)	(45,882)
Net cash used in operating activities	(33,229,126)	(24,646,960)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,571,161)	(2,074,876)
Proceeds from the sale of property and equipment	-	2,000
Net cash used in investing activities	(2,571,161)	(2,072,876)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering expenses	41,912,515	88,704,039
Proceeds from the exercise of stock options	-	7,177
Taxes paid on vested Restricted Stock Units	(59,311)	-
Proceeds from issuance of note payable	-	12,500,000
Payments on finance lease obligations	(8,360)	(7,816)
Net cash provided by financing activities	41,844,844	101,203,400

Net increase in cash and cash equivalents	6,044,557	74,483,564
Cash and cash equivalents - beginning of period	55,921,152	26,752,135
Cash and cash equivalents - end of period	$61,965,709	$101,235,699

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

ADMA operates through its wholly-owned subsidiaries ADMA BioManufacturing, LLC (“ADMA BioManufacturing”) and ADMA BioCenters Georgia Inc. (“ADMA BioCenters”). ADMA BioManufacturing was formed in January 2017 to facilitate the acquisition of the Biotest Therapy Business Unit (“BTBU”) from BPC Plasma, Inc. (formerly Biotest Pharmaceuticals Corporation) (“BPC” and, together with Biotest AG, “Biotest”) on June 6, 2017. The acquisition included certain assets (the “Biotest Assets”) of BTBU, which included the FDA-licensed BIVIGAM and Nabi-HB immunoglobulin products, and an FDA-licensed plasma fractionation manufacturing facility located in Boca Raton, FL (the “Boca Facility”) (the “Biotest Transaction”). BTBU had previously been the Company’s third-party contract manufacturer. ADMA BioCenters is the Company’s source plasma collection business with seven plasma collection facilities in various stages of approval and development located throughout the U.S., two of which hold an approved license with the U.S. Food and Drug Administration (the “FDA”) while a third facility’s Biologics License Applications (“BLA”) is pending FDA approval.

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

As of March 31, 2021, the Company had working capital of $156.1 million, including $62.0 million of cash and cash equivalents. Based upon the Company’s current projected revenue and expenditures, including capital expenditures and continued implementation of the Company’s commercialization and expansion activities, as well as accessing the available funds under the open market sale agreement for sales of the Company’s common stock as discussed below, the Company’s management currently believes that its cash, cash equivalents, projected revenue and accounts receivable will be sufficient to fund ADMA’s operations, as currently conducted, into the fourth quarter of 2021. In order to have sufficient cash to fund its operations thereafter, the Company anticipates it will need to raise additional capital before the end of the fourth quarter of 2021. These estimates may change based upon several factors, including the success of the Company’s commercial sales of its products, manufacturing ramp-up activities, the acceptability of ADMA’s immune globulin products by physicians, patients or payers and the various financing options that may be available to the Company. In addition, the Company’s end-to-end production cycle from procurement of raw materials to commercial release of finished product can take between seven and 12 months or potentially longer, requiring substantial investments in raw material plasma and other manufacturing materials. The Company currently has no firm commitments for additional financing, and there can be no assurance that the Company will be able to secure additional financing on terms that are acceptable to the Company, or at all. Furthermore, if the Company’s assumptions underlying its estimated expenses and revenues are incorrect, it may have to raise additional capital sooner than currently anticipated.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Due to numerous risks and uncertainties associated with FDA review, inspections and approvals related to the Company’s products or the labeled indications of such products, ongoing compliance requirements and capacity expansion efforts at the Company’s Boca Facility and future commercialization of the Company’s products, including the Company’s ability to obtain adequate quantities of FDA-approved plasma with proper specifications on acceptable terms for use in the Company’s manufacturing process, as well as the additional uncertainties surrounding the COVID-19 pandemic (see Note 10), the Company is unable to estimate with certainty the amounts of increased capital outlays and operating expenditures required to fund its commercial and development activities. The Company’s current estimates may be subject to change as circumstances regarding its business requirements evolve. Failure to secure any necessary financing in a timely manner and on commercially reasonable terms could have a material adverse effect on the Company’s business plan and financial performance and it could be forced to delay or discontinue its commercialization, product development or clinical activities or delay or discontinue the approval efforts for any of the Company’s products or product candidates. The Company has reported cumulative losses since inception in June 2004 through March 31, 2021 of $358.8 million. As such, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts and the classification of liabilities that might be necessary from the outcome of this uncertainty.

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

During the three months ended March 31, 2021, the Company raised $41.9 million from the open market sale agreement, as amended, (the “Sale Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which the Company could offer and sell, from time to time, at its option, through or to Jefferies, shares of the Company’s common stock (see Note 8). As of March 31, 2021, the remaining gross balance that could be raised under the Sale Agreement was approximately $19.0 million.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 25, 2021.  The accompanying consolidated balance sheet as of December 31, 2020 was derived from the audited financial statements as of and for the year ended December 31, 2020. These condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X, and therefore omit or condense certain footnotes and other information normally included in complete consolidated financial statements prepared in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2021 and its results of operations, changes in equity and cash flows for the three months ended March 31, 2021.

During the three months ended March 31, 2021 and 2020, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying condensed consolidated statements of operations.   Operating results for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Fair value of financial instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, are shown at cost which approximates fair value due to the short-term nature of these instruments.  The debt outstanding under the Company’s senior secured term loan (see Note 7) approximates fair value due to the variable interest rate on this debt.

Accounts receivable

Accounts receivable is reported at realizable value, net of allowances for contractual credits and doubtful accounts, which are recognized in the period the related revenue is recorded. The Company extends credit to its customers based upon an evaluation of each customer's financial condition and credit history. Evaluations of the financial condition and associated credit risk of customers are performed on an ongoing basis. Based on these evaluations, the Company has concluded that its credit risk is minimal. At March 31, 2021, five customers accounted for an aggregate of 90% of the Company’s total accounts receivable, and at December 31, 2020, three customers accounted for approximately 92% of the Company’s total accounts receivable.

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired by the Company.  Goodwill at March 31, 2021 and December 31, 2020 was $3.5 million.  All of the Company’s goodwill is attributable to its ADMA BioManufacturing business segment and is related to a 2017 acquisition transaction.

Goodwill is not amortized but is assessed for impairment on an annual basis or more frequently if impairment indicators exist. The Company has the option to perform a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill and other intangible assets. If the Company concludes that this is the case, then it must perform a goodwill impairment test by comparing the fair value of the reporting unit to its carrying value. An impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The Company performs its annual goodwill impairment test as of October 1 of each year.  The Company’s annual goodwill impairment test as of October 1, 2020 did not result in a goodwill impairment charge, and the Company did not record any impairment charges related to goodwill for the three months ended March 31, 2021 and 2020.

Impairment of long-lived assets

The Company assesses the recoverability of its long-lived assets, which include property and equipment and finite-lived intangible assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s carrying value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the three months ended March 31, 2021 and 2020, the Company determined that there was no impairment of its long-lived assets.

Revenue recognition

Revenues for the three months ended March 31, 2021 and 2020 are comprised of (i) revenues from the sale of the Company’s immunoglobulin products, BIVIGAM, ASCENIV and Nabi-HB, (ii) product revenues from the sale of human plasma collected through the Company’s Plasma Collection Centers business segment, (iii) contract manufacturing and laboratory services revenue, (iv) revenues from the sale of intermediate by-products; and (v) license and other revenues primarily attributable to the out-licensing of ASCENIV to Biotest in 2012 to market and sell this product in Europe and selected countries in North Africa and the Middle East. Biotest has provided the Company with certain services and financial payments in accordance with the related Biotest license agreement and is obligated to pay the Company certain amounts in the future if certain milestones are achieved. Deferred revenue is amortized into income over the term of the Biotest license, representing a period of approximately 22 years.

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

For the three months ended March 31, 2021, five customers represented an aggregate of 86% of the Company’s consolidated revenues. For the three months ended March 31, 2020, three customers represented an aggregate of82% of the Company’s consolidated revenues.

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

Loss per common share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per common share is calculated by dividing net loss attributable to common stockholders, as adjusted for the effect of dilutive securities, if any, by the weighted average number of shares of common stock and dilutive common stock outstanding during the period. Potentially dilutive common stock includes the shares of common stock issuable upon the exercise of outstanding stock options and warrants, using the treasury stock method. Potentially dilutive common stock is excluded from the diluted loss per common share computation to the extent that it would be anti-dilutive. As a result, no potentially dilutive securities are included in the computation of any of the accompanying diluted loss per share amounts as the Company reported a net loss for all periods presented. For the three months ended March 31, 2021 and 2020, the following securities were excluded from the calculation of diluted loss per common share because of their anti-dilutive effects:

	For the Three Months Ended March 31,
	2021	2020
Stock options	8,103,165	6,753,354
Restricted stock units	730,994	333,500
Warrants	4,528,160	2,138,160
	13,362,319	9,225,014

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2021 and December 31, 2020, and during the three months ended March 31, 2021 and 2020, the Company recognized no adjustments for uncertain tax positions.

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

3. INVENTORIES

The following table provides the components of inventories:

	March 31, 2021	December 31, 2020

Raw materials	$38,411,316	$32,044,393
Work-in-process	34,560,999	30,293,288
Finished goods	21,173,885	19,197,918
Total inventories	$94,146,200	$81,535,599

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

Work-in-process inventory primarily consists of bulk drug substance and unlabeled filled vials of the Company’s immunoglobulin products. Finished goods inventory is comprised of immunoglobulin product inventory and related intermediates that are available for commercial sale, as well as plasma collected at the Company’s plasma collection centers which is expected to be sold to third-party customers.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. INTANGIBLE ASSETS

Intangible assets at March 31, 2021 and December 31, 2020 consist of the following:

	March 31, 2021			December 31, 2020
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Trademark and other intangible rights related to Nabi-HB	$4,100,046	$2,245,263	$1,854,783	$4,100,046	$2,098,833	$2,001,213
Rights to intermediates	907,421	496,921	410,500	907,421	464,513	442,908
Customer contract	1,076,557	1,076,557	-	1,076,557	1,076,557	-
	$6,084,024	$3,818,741	$2,265,283	$6,084,024	$3,639,903	$2,444,121

All of the Company’s intangible assets were acquired in the Biotest Transaction. Amortization expense related to these intangible assets for the three months ended March 31, 2021 and 2020 was $0.2 million. Estimated aggregate future aggregate amortization expense is expected to be as follows:

Remainder of 2021	$536,514
2022	715,352
2023	715,352
2024	298,065

5. PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation are summarized as follows:

	March 31, 2021	December 31, 2020
Manufacturing and laboratory equipment	$14,774,354	$14,468,874
Office equipment and computer software	3,456,610	3,253,528
Furniture and fixtures	2,057,257	2,039,398
Construction in process	5,932,680	3,336,557
Leasehold improvements	5,272,008	5,272,490
Land	4,339,441	4,339,441
Buildings and building improvements	18,247,277	17,746,744
	54,079,627	50,457,032
Less: Accumulated depreciation	(9,904,014)	(8,863,942)
Total property, plant and equipment, net	$44,175,613	$41,593,090

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

The Company recorded depreciation expense on property and equipment for the three months ended March 31, 2021 and 2020 of $1.1 million and $0.6 million, respectively.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITES

Accrued expenses and other current liabilities at March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021	December 31, 2020
Accrued rebates	$3,042,550	$2,604,245
Accrued distribution fees	1,503,680	828,120
Accrued payroll	1,335,383	734,972
Accrued testing	1,168,270	779,660
Accrued incentives	773,721	3,210,884
Other	768,538	207,262
Total accrued expenses and other current liabilities	$8,592,142	$8,365,143

7. DEBT

A summary of outstanding senior notes payable is as follows:

	March 31, 2021	December 31, 2020
Notes payable	$100,000,000	$100,000,000
Less:
Debt discount	(6,587,340)	(7,031,134)
Senior notes payable	$93,412,660	$92,968,866

Under the Credit Agreement and Guaranty, as amended from time to time, (the “Perceptive Credit Agreement”) with Perceptive Credit Holdings II, LP, as the lender and administrative agent (“Perceptive”), the Company has a principal balance outstanding to Perceptive in the form of senior secured notes payable to Perceptive aggregating to $100.0 million with a maturity date of March 1, 2024 (the “Maturity Date”), subject to acceleration pursuant to the Perceptive Credit Agreement, including upon an Event of Default (as defined in the Perceptive Credit Agreement). On the Maturity Date, the Company will pay Perceptive the entire outstanding principal amount and any accrued and unpaid interest thereon. Prior to the Maturity Date, there are no scheduled principal payments due under the Perceptive Credit Agreement.

Borrowings under the Perceptive Credit Agreement bear interest at a rate per annum equal to 7.5% plus the greater of (i) one-month LIBOR and (ii) 3.5%; provided, however, that upon, and during the continuance of, an Event of Default, the interest rate will automatically increase by an additional 400 basis points. Accrued interest is payable to Perceptive on the last day of each month during the term of the Perceptive Credit Facility. The rate of interest in effect as of March 31, 2021 was 11.0%, and the Company paid interest to Perceptive during the three months ended March 31, 2021 and 2020 in the amount of $2.8 million and $2.0 million, respectively.

All of the Company’s obligations under the Perceptive Credit Agreement are secured by a first-priority lien and security interest in substantially all of the Company’s tangible and intangible assets, including intellectual property and all of the equity interests in the Company’s subsidiaries. The Perceptive Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The negative covenants restrict or limit the ability of the Company and its subsidiaries to, among other things and subject to certain exceptions contained in the Perceptive Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to the Company’s or its subsidiaries’ business activities; make certain Investments or Restricted Payments (each as defined in the Perceptive Credit Agreement); change its fiscal year; pay dividends; repay other certain indebtedness; engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that have the impact of restricting the Company’s ability to make loan repayments under the Perceptive Credit Agreement. In addition, the Company must (i) at all times prior to the Maturity Date maintain a minimum cash balance of $3.0 million; and (ii) as of the last day of each fiscal quarter commencing with the fiscal quarter ended June 30, 2019, report revenues for the trailing 12-month period that exceed the amounts set forth in the Perceptive Credit Agreement, which range from $7.0 million for the fiscal quarter ended June 30, 2019 to $55.0 million for the fiscal quarter ending December 31, 2021. At March 31, 2021, the Company was in compliance with all of the covenants contained in the Perceptive Credit Agreement.

As a result of the fees paid to Perceptive and the value of the warrants issued to Perceptive under the terms of the Perceptive Credit Agreement, the Company recognized an aggregate discount on the senior secured notes in the amount of $7.1 million. The Company records debt discount as a reduction to the face amount of the debt, and the debt discount is amortized as interest expense over the life of the debt using the interest method. Based on the fair value of the Perceptive Warrants and the aggregate amount of fees and expenses associated with obtaining the Perceptive Credit Facility, the effective interest rate on senior secured notes payable to Perceptive as of March 31, 2021 was approximately 13.7%.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is currently authorized to issue up to 10 million shares of preferred stock, $0.0001, par value per share.  There were no shares of preferred stock outstanding at March 31, 2021 and December 31, 2020.

Common Stock

As of March 31, 2021 and December 31, 2020, the Company was authorized to issue 150,000,000 shares of its common stock, $0.0001 par value per share, and 123,044,981 and 104,902,888 shares of common stock were outstanding as of March 31, 2021 and December 31, 2020, respectively. After giving effect to the 17,080,606 shares reserved for outstanding warrants and awards issued or reserved for future issuance under the Company’s equity incentive plans, as of March 31, 2021 there were 9,874,413 shares of common stock available for issuance.

On August 5, 2020, the Company entered into the Sale Agreement with Jefferies (see Note 1), pursuant to which the Company could offer and sell, from time to time, at its option, through or to Jefferies, up to an aggregate of $50 million of shares of the Company’s common stock. On November 5, 2020 and February 3, 2021, the Company and Jefferies amended the Sale Agreement to provide for an increase in the aggregate offering amount under the Sale Agreement such that, as of February 3, 2021, the Company could sell shares having an aggregate offering price of up to $105.4 million. During the three months ended March 31, 2021, the Company issued and sold 18,080,708 shares of common under the Sale Agreement and received net proceeds of $41.9 million.

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

Warrants

At March 31, 2021 and December 31, 2020, the Company had outstanding warrants to purchase an aggregate of 4,528,160 shares of common stock, with a weighted average exercise price of $2.82 per share and expiration dates ranging between June 2022 and December 2030.

Equity Incentive Plans

The fair value of stock options granted under the Company’s 2007 Employee Stock Option Plan (the “2007 Plan”) and the ADMA Biologics, Inc. 2014 Omnibus Incentive Compensation Plan, as amended and restated (the “2014 Plan”), was determined on the date of grant using the Black-Scholes option valuation model. The Black-Scholes model was developed for use in estimating the fair value of publicly traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of certain subjective assumptions including the expected stock price volatility. The stock options granted to employees and directors have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. The following assumptions were used to determine the fair value of options granted during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Expected term	5.5 - 6.3 years	5.8 - 6.3 years
Volatility	69%	62%
Dividend yield	0.0	0.0
Risk-free interest rate	0.80-% 1.04%	0.47-1.68%

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended March 31, 2021 and 2020, the Company granted options to purchase an aggregate of 1,441,050 and 1,158,900 shares of common stock, respectively, to its directors, employees and certain third-party service providers. The weighted average remaining contractual life of stock options outstanding and expected to vest at March 31, 2021 is 7.0 years. The weighted average remaining contractual life of stock options exercisable at March 31, 2021 is 4.8 years.

A summary of the Company’s option activity under the 2007 Plan and 2014 Plan and related information is as follows:

	Shares	Weighted Average Exercise Price
Options outstanding, vested and expected to vest at December 31, 2020	6,922,931	$4.40
Forfeited	(57,420)	$3.40
Expired	(203,396)	$5.12
Granted	1,441,050	$2.35
Exercised	-	$-
Options outstanding, vested and expected to vest at March 31, 2021	8,103,165	$4.02

Options exercisable	4,855,296	$4.81

As of March 31, 2021, the Company had $5.3 million of unrecognized compensation expense related to options granted under the Company’s equity incentive plans, which is expected to be recognized over a weighted-average period of 2.7 years.

During the three months ended March 31, 2021 and 2020, the Company granted Restricted Stock Units (“RSUs”) representing an aggregate of 492,744 and 341,000 shares, respectively, to certain management employees of the Company and to members of its Board of Directors. The RSUs vest annually over a period of four years for employees and semi-annually over a period of one year for directors. Total compensation expense related to unvested RSUs for the three months ended March 31, 2021 and 2020 was $0.1 million and $28,000, respectively. During the three months ended March 31, 2021, 87,750 shares vested in connection with grants of RSUs. With respect to these vested RSUs, 26,365 shares valued at approximately $59,000 were withheld by the Company to cover employees’ tax liabilities. On March 25, 2021, these shares were retired by the Company and were no longer outstanding as of March 31, 2021. A summary of the Company’s unvested RSU activity and related information is as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2020	326,000	$2.81
Granted	492,744	$2.35
Vested	(87,750)	$2.81
Forfeited	-	$-
Balance at March 31, 2021	730,994	$2.50

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2021, the Company had $1.8 million of unrecognized compensation expense related to unvested RSUs granted under the Company’s equity incentive plans, which is expected to be recognized over a weighted-average period of 3.5 years.

Total stock-based compensation expense for all awards granted under the Company’s equity incentive plans for the three months ended March 31, 2021 and 2020 is as follows:

	2021	2020
Research and development	$105,227	$93,574
Plasma center operating expenses	10,818	7,244
Selling, general and administrative	588,491	523,889
Cost of product revenue	76,861	51,841
Total stock-based compensation expense	$781,397	$676,548

9. RELATED PARTY TRANSACTIONS

The Company leases an office building and equipment from Areth, LLC (“Areth”) pursuant to an agreement for services effective as of January 1, 2016, as amended from time to time. Rent expense for the three months ended March 31, 2021 and 2020 amounted to $30,000. Areth is a company controlled by Dr. Jerrold B. Grossman, the Vice Chairman of the Company’s Board of Directors, and Adam S. Grossman, the Company’s President and Chief Executive Officer. The Company also reimburses Areth for office and building related (common area) expenses, equipment and certain other operational expenses, which were not material to the consolidated financial statements for the three months ended March 31, 2021 and 2020. In addition, during the three months ended March 31, 2021, the Company purchased certain specialized medical equipment and services related to the Company’s plasma collection centers, as well as personal protective equipment, from GenesisBPS and its affiliates (“Genesis”), which were not material to the consolidated financial statements. Genesis is owned by Dr. Grossman and Adam Grossman.

See Note 7 for a discussion of the Company’s credit facility and related transactions with Perceptive, a holder of more than 10% of the Company’s common stock.

In connection with the February 2020 public offering of the Company’s common stock (see Note 8) on February 11, 2020: (i) Perceptive Advisors, a principal stockholder of ADMA, purchased 4,563,700 shares of common stock through one of its affiliates, (ii) Dr. Grossman purchased 22,857 shares of common stock directly and 22,857 shares indirectly through an entity he controls, (iii) Lawrence P. Guiheen, a director of the Company, purchased 20,000 shares of common stock, (iv) Mr. Grossman purchased 28,571 shares of common stock directly and 57,143 shares indirectly through an entity he controls, (v) Brian Lenz, the Company’s Executive Vice President and Chief Financial Officer, purchased 7,142 shares of common stock, and (vi) Dr. James Mond, the Company’s Chief Scientific Officer and Chief Medical Officer, purchased 4,285 shares of common stock, all at the public offering price of $3.50 per share.

10. COMMITMENTS AND CONTINGENCIES

General Legal Matters

From time to time the Company is or may become subject to certain legal proceedings and claims arising in connection with the normal course of its business. Management does not expect that the outcome of any such claims or actions will have a material effect on the Company’s liquidity, results of operations or financial condition.

COVID-19 Pandemic

The Company continues to monitor the ongoing developments related to the COVID-19 pandemic and its impacts to the Company’s commercial and manufacturing operations and plasma collection facilities, including collections of source plasma, procurement of raw materials and packaging materials, a portion of which are sourced internationally, and the testing of finished drug product that is required prior to its availability for commercial sale.  A substantial portion of such testing has historically been performed by contract laboratories outside the United States.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has experienced some delays with final drug product release testing by third-party vendors. In response to these delays, the Company added additional release testing laboratories to its FDA-approved consortium listed in its drug approval documents which the Company believes has adequately addressed this issue. In addition, due to a combination of previous state and local “shelter-in-place” orders, as well as government stimulus packages, persisting social distancing measures and varying roll-outs of vaccinations by state, the Company has experienced lower than normal donor collections at its FDA approved plasma collection centers. The Company was also subject to delays in shipments of source plasma from its contracted third-party suppliers, as well as delays in deliveries for personal protective equipment, reagents and other non-plasma raw materials and supplies used in the manufacture and distribution of its products. The Company is also subject to supply chain delays as a result of certain of its suppliers diverting significant resources towards the rapid development and distribution of COVID 19 vaccines. The COVID-19 pandemic has also impacted, to a certain degree, the Company’s customer engagement initiatives, whereby ADMA’s sales and medical affairs field personnel have faced difficulties communicating directly with physicians and other healthcare professionals, as well as the cancellation or postponement of a number of key scientific and medical meetings, further limiting the Company’s ability to communicate with potential customers.  The Company has implemented a comprehensive suite of virtual engagement initiatives, however, clinician engagement has been reduced due to rapidly evolving COVID-19 priorities at U.S. medical centers.

The pandemic could also impact the Company’s ability to interact with the FDA or other regulatory authorities and may result in delays in the conduct of inspections or review of pending applications or submissions.  During the second quarter of 2021, the Company was notified by the FDA that its submission for the approval of its in-house fill-finish process utilizing a recently installed aseptic filling machine will require a site inspection, either in person or virtually, of the Boca Facility. Taking into account ongoing travel restrictions resulting from the pandemic, the Company believes that the inspection could be completed before the end of the fourth quarter of 2021, however no assurances can be provided as to the timing of such an inspection or the timing as to when the FDA may adjust its restrictions due to COVID-19.

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

Vendor Commitments

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

Effective as of May 12, 2021, the Company and Grifols amended the foregoing 2017 Plasma Purchase Agreement whereby, among other things, term of the agreement was extended through December 31, 2022, while certain historical provisions were deleted. In order to maintain a reliable supply of raw material plasma thereafter, the Company is in late-stage discussion with multiple third-party suppliers of NSP to supplement the 2017 Plasma Purchase Agreement, while the Company has also increased the number of planned plasma collection center buildouts and is continuing to increase its plasma collection capabilities at its ADMA BioCenters plasma collection centers business segment.

The Company purchases substantially all of its raw material plasma from Grifols. For the three months ended March 31, 2021, plasma purchases from Grifols totaled $12.7 million, or approximately 72% of the Company’s total inventory purchases. For the three months ended March 31, 2020, plasma purchases from Grifols totaled approximately $2.0 million, representing approximately 46% of the Company’s total inventory purchases.

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Employment contracts

The Company has entered into employment agreements with its executive management team consisting of its President and Chief Executive Officer, its Executive Vice President, Chief Medical Officer and Chief Scientific Officer and its Executive Vice President and Chief Financial Officer.

Other commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of March 31, 2021. The Company does not anticipate recognizing any significant losses relating to these arrangements.

11. SEGMENTS

The Company is engaged in the manufacture, marketing and development of specialty plasma-derived biologics.  The Company’s ADMA BioManufacturing segment reflects the Company’s immunoglobulin manufacturing, commercial and development operations in Boca Raton, FL, acquired on June 6, 2017 (see Note 1).  The Plasma Collection Centers segment as of March 31, 2021 consists of two FDA-licensed source plasma collection facilities, an additional plasma collection facility for which an FDA license is pending, and four other plasma collection facilities under various stages of development. The Corporate segment includes general and administrative overhead expenses. The Company defines its segments as those business units whose operating results are regularly reviewed by the chief operating decision maker (“CODM”) to analyze performance and allocate resources. The Company’s CODM is its President and Chief Executive Officer.  Summarized financial information concerning reportable segments is shown in the following tables:

Three Months Ended March 31, 2021
	ADMA BioManufacturing	Plasma Collection Centers	Corporate	Consolidated

Revenues	$13,421,043	$2,591,867	$35,708	$16,048,618

Cost of product revenue	15,449,757	2,320,365	-	17,770,122

Loss from operations	(9,505,689)	(1,970,841)	(3,687,719)	(15,164,249)

Interest and other expense, net	(21,513)	(384)	(3,193,795)	(3,215,692)

Net loss	(9,527,202)	(1,971,225)	(6,881,514)	(18,379,941)

Capital expenditures	1,012,980	1,558,181	-	2,571,161
Depreciation and amortization expense	1,009,770	217,991	1,867	1,229,628
Total assets	156,535,177	17,397,612	61,734,239	235,667,028

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2020
	ADMA BioManufacturing	Plasma Collection Centers	Corporate	Consolidated

Revenues	$7,743,275	$2,420,761	$35,708	$10,199,744

Cost of product revenue	14,451,954	2,377,272	-	16,829,226

Loss from operations	(12,476,144)	(457,155)	(3,836,487)	(16,769,786)

Interest and other expense, net	(238,873)	-	(2,236,571)	(2,475,444)

Net loss	(12,715,017)	(457,155)	(6,073,058)	(19,245,230)

Capital expenditures	1,914,614	160,262	-	2,074,876
Depreciation and amortization expense	674,973	111,289	2,576	788,838
Total assets	104,645,897	5,376,807	100,501,123	210,523,827

12. LEASE OBLIGATIONS

The Company leases certain properties and equipment for its ADMA BioCenters subsidiary and certain equipment for its ADMA BioManufacturing subsidiary, which leases provide the right to use the underlying assets and require lease payments through the respective lease terms which expire at various dates through 2032. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company determines if an arrangement is an operating lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. All other leases are recorded on the balance sheet with assets representing the right to use the underlying asset for the lease term and lease liabilities representing the obligation to make lease payments arising from the lease. Right-to-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of the lease payments is determined using the Company’s incremental borrowing rate of 13%. The Company’s lease expense is recognized on a straight-line basis over the lease term and is reflected in Plasma center operating expenses and Selling, general and administrative expenses. Aggregate lease expense for the Company’s leases for the three months ended March 31, 2021 and 2020 was approximately $0.3 million and $0.1 million, respectively. Cash paid for the Company’s leases for the three months ended March 31, 2021 and 2020 was approximately $0.2 million and $0.1 million, respectively.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended March 31, 2021, the Company recognized additional right to use assets and corresponding lease liabilities of $2.1 million in connection with two new property leases where the Company intends to open two additional plasma collection facilities. Including a finance lease the Company entered into in June 2018, the Company has aggregate lease liabilities of $6.7 million and $4.7 million as of March 31, 2021 and December 31, 2020, respectively, which are comprised primarily of the leases for the Company’s plasma collection centers and an administrative office lease related to the Company’s ADMA BioCenters subsidiary.  The Company’s operating leases have a weighted average remaining term of 9.3 years. Scheduled payments under the Company’s lease obligations are as follows:

Remainder of 2021	$852,315
Year ended December 31, 2022	1,374,513
2023	1,386,375
2024	1,257,300
2025	1,261,052
2026	990,732
Thereafter	4,718,836
Total payments	11,841,123
Less: imputed interest	(5,103,624)
Current portion	(317,910)
Balance at March 31, 2021	$6,419,589

13. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information for the three months ended March 31, 2021 and 2020 is as follows:

	2021	2020
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,751,956	$2,017,866
Noncash Financing and Investing Activities:
Equipment acquired reflected in accounts payable and accrued liabilities	$1,797,249	$2,340,337
Right-to-use assets in exchange for lease obligations	$2,073,627	$545,630

14. SUBSEQUENT EVENTS

Between April 1, 2021 and May 7, 2021, the Company sold an additional 5,144,647 shares of its common stock under the Sale Agreement and received net proceeds in the amount of $10.9 million, which leaves a remaining gross balance that can be raised under the Sale Agreement of approximately $7.9 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations, which refers to our historical results, should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q, including “Risk Factors” and our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 25, 2021 (the “2020 10-K”). The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout or referenced within this Quarterly Report on Form 10-Q. See “Special Note Regarding Forward-Looking Statements.”  Our actual results may differ materially from our current expectations.

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

We manufacture these products at our FDA-licensed, plasma fractionation and purification facility located in Boca Raton, Florida with a peak annual processing capability of up to 600,000 liters (the “Boca Facility”). Based on current production yields, our ongoing supply chain enhancements and capacity expansion initiatives, we believe this facility has the potential to produce quantities of our immune globulin (“IG”) products of more than $250 million in annual revenue beginning in 2024 and potentially in excess of $300 million of annual revenue thereafter, as well as achieving profitability during the first quarter of 2024, as we ramp-up production over the next three to five years.

Through our ADMA BioCenters subsidiary, we currently operate FDA-licensed source plasma collection facilities in the U.S. This business unit, which we refer to as our Plasma Collection Centers business segment, provides us with a portion of our blood plasma for the manufacture of our products and product candidates, and also allows us to sell certain quantities of source plasma to customers for further manufacturing. As a part of our planned supply chain robustness initiative, we have opened three new plasma collection centers during the last fifteen months, and we now have seven plasma collection centers in various stages of approval and development, including four that are fully operational and collecting plasma. With respect to our fully operational plasma collection centers, two centers currently hold FDA licenses, a third has a Biologics License Application (“BLA”) pending an FDA decision expected in the fourth quarter of 2021, and we anticipate submitting a fourth BLA filing for our newest plasma collection center in the third quarter of 2021. In addition, one of our FDA-approved plasma collection centers also has approvals from the Korean Ministry of Food and Drug Safety (“MFDS”), as well as FDA approval to implement a Hepatitis B immunization program. After giving effect to the progress we made in 2020 and thus far in 2021 with our plasma collection network expansion, we believe we remain on track to achieve our goal of having 10 or more plasma collection centers operating in the U.S. by 2024. A typical plasma collection center, such as those operated by ADMA BioCenters, can collect approximately 30,000 to 50,000 liters of source plasma annually, which may be sold for different prices depending upon the type of plasma, quantity of purchase and market conditions at the time of sale. Plasma collected from ADMA BioCenters’ facilities that is not used to manufacture our products or product candidates is sold to third-party customers in the U.S. and in other locations outside the U.S. where we are approved under supply agreements or in the open “spot” market.

We sell plasma-derived intermediate fractions to certain customers, which are generated as part of our FDA-approved manufacturing process for IG and IVIG products. In January 2020, we announced our entry into a five-year manufacturing and supply agreement to produce and sell these intermediate by-products, which are used as the starting raw material to produce other plasma-derived biologics. In addition, from time to time we provide contract manufacturing and testing services for certain third-party clients. We also provide laboratory contracting services to certain customers and anticipate providing contract filling, labeling and packing services upon FDA approval and implementation of our in-house fill-finish capabilities.

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

Recent Developments

On April 26, 2021, we announced the opening of our fourth plasma collection facility in the U.S. Pursuant to updated FDA guidance to obtain approval for plasma collection centers, sponsors are now required to collect plasma donations for 3 months prior to submitting a BLA filing. Accordingly, we expect to file a BLA for this plasma collection facility during the third quarter of 2021. Prior to receiving FDA approval, ADMA is permitted to collect plasma donations at this site and upon receipt of FDA approval we can utilize the plasma collected for further use in our IVIG manufacturing operations or for third party sale.

On April 28, 2021, we announced that the FDA has granted approval for our expanded plasma pool production scale process, allowing for a 4,400-liter plasma pool for the manufacture of our BIVIGAM IVIG product. We expect this increased IVIG plasma pool scale, which will allow us to produce BIVIGAM at an expanded capacity, will utilize the same equipment, release testing assays and labor force, and to have a favorable impact on our gross margins and operating results, potentially beginning in the fourth quarter of 2021.

Effective as of May 12, 2021, we entered into a Second Amendment to our Plasma Purchase Agreement  with Grifols Worldwide Operations Limited (“Grifols”) whereby, among other provisions, we extended the term of our supply agreement for the purchase of normal source plasma (“NSP”) through December 31, 2022, while certain historical provisions were deleted. In order to maintain a reliable supply of raw material plasma thereafter, we are in late-stage discussions with multiple third-party plasma suppliers to provide us with a long-term supply of NSP, which will be supplemented by our accelerated plasma center expansion activities, whereby we expect to have more than 10 plasma collection centers in operation by 2024.  We expect these initiatives will ensure the raw material plasma supply necessary to meet our anticipated peak annual plasma processing capability of up to 600,000 liters.

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

On April 28, 2021, we announced that the FDA has granted approval for our expanded plasma pool production scale process, allowing for a 4,400-liter plasma pool for the manufacture of our BIVIGAM IVIG product. We expect this increased IVIG plasma pool scale, which will allow us to produce BIVIGAM at an expanded capacity, will utilize the same equipment, release testing assays and labor force, and to have a favorable impact on our gross margins and operating results, potentially beginning in the fourth quarter of 2021.

ASCENIV

ASCENIV is a plasma-derived IVIG that contains naturally occurring polyclonal antibodies, which are proteins that are used by the body’s immune system to neutralize microbes, such as bacteria and viruses, and prevent against infection and disease. We manufacture ASCENIV under HHS License No. 2019 using a process known as fractionation. The Centers for Medicare and Medicaid Services (“CMS”) has issued a permanent, product-specific-J-code for ASCENIV.  Under the Healthcare Common Procedure Coding System (“HCPCS”), the J-code (J1554) became effective April 1, 2021. As part of our proprietary manufacturing process for ASCENIV, we leverage our unique, patented plasma donor screening methodology and tailored plasma pooling design, which blends normal source plasma and plasma from donors tested to have high levels of neutralizing antibody titers to respiratory syncytial virus (“RSV”) using our proprietary microneutralization testing assay. We are able to identify the high titer or “hyperimmune” plasma that meets our internal and required specifications for ASCENIV with our patented testing methods and assay. This type of high titer plasma is typically found in less than 10% of the total donor collection samples we test.

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

IMPACT OF THE COVID-19 CRISIS

We continue to closely monitor ongoing developments in connection with the COVID-19 global pandemic and its impacts to our commercial and manufacturing operations and plasma collection facilities, including but not limited to potential disruptions to our supply chain operations, including collections of source plasma, procurement of raw materials and packaging materials, a portion of which are sourced internationally, and testing of finished drug product that is required prior to its availability for commercial sale.  Such testing has historically been performed by contract laboratories outside the United States. In addition, travel and other restrictions that have been implemented in the United States have impacted our commercial engagement efforts with respect to some of our products, including BIVIGAM and ASCENIV, as trade shows, industry and medical conferences and other events we had been planning to utilize and exhibit and attend with our staff to increase awareness of our products by physicians and payers remain subject to reduction in scope, rescheduling or outright cancellation due to the pandemic.

We have experienced some delays with our third-party vendors and testing laboratories which perform final drug product GMP release testing. In response to these delays, we have added additional release testing laboratories to our FDA approved consortium listed in our drug approval documents which we believe has adequately addressed this issue. In July 2020, we began receiving FDA lot releases with testing data from our new testing laboratory vendor. In addition, due to a combination of previous state and local “shelter-in-place” orders, as well as government stimulus packages, persisting social distancing measures and varying roll-outs of vaccinations by state, we have been experiencing lower than normal donor collections at our FDA-approved plasma collection centers. We were also subject to delays in shipments of source plasma from our contracted third-party suppliers, as well as delays in deliveries for personal protective equipment, reagents and other non-plasma raw materials and supplies used in the manufacture and distribution of our products. We are also subject to supply chain delays as a result of certain of our suppliers diverting significant resources towards the rapid development and distribution of COVID 19 vaccines. In addition, we have also experienced challenges with respect to our customer engagement initiatives, as our sales and medical affairs field forces face difficulties communicating directly with physicians and other healthcare professionals and the cancellation or postponement of a number of key scientific and medical conferences, further limiting our ability to communicate with potential customers.  We have implemented a comprehensive suite of virtual engagement initiatives, though clinician engagement remains lower due to continuing COVID-19-related priorities at U.S. medical centers.

The pandemic could further impact our ability to interact with the FDA or other regulatory authorities and may result in delays in the conduct of inspections or review of pending applications or submissions.  During the second quarter of 2021, we were notified by the FDA that our submission for the approval of our in-house fill-finish process utilizing our Vanrx SA25 Workcell aseptic filling machine will require a site inspection, either in person or virtually. Taking into account ongoing travel restrictions resulting from the pandemic, we believe the inspection could be completed before the end of the fourth quarter of 2021, however we cannot provide any assurances as to the timing of such an inspection or the timing as to when the FDA may adjust its restrictions due to COVID-19.

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

Revenue Recognition

Revenues for the three months ended March 31, 2021 and 2020 are comprised of (i) revenues from the sale of our FDA-approved immunoglobulin products, (ii) product revenues from the sale of human plasma collected from our Plasma Collection Centers business segment, (iii) product revenues from the sale of intermediate fractions, (iv) contract manufacturing and testing revenue from certain clients, and (v) license revenues attributable to the out-licensing of ASCENIV in December 2012 to Biotest AG (“Biotest”) to market and sell this product in Europe and selected countries in North Africa and the Middle East. Biotest has provided us with certain services and financial payments in accordance with the related Biotest license agreement and is obligated to pay us certain amounts in the future if certain milestones are achieved. Deferred revenue is amortized into income over the term of the Biotest license, representing a period of approximately 22 years.

Product revenue is recognized when the customer is deemed to have control over the product. Control is determined based on when the product is shipped or delivered and title passes to the customer. Revenue is recorded in an amount that reflects the consideration we expect to receive in exchange. Revenue from the sale of immunoglobulin products is generally recognized when the product reaches the customer’s destination, and is recorded net of distributor fees, estimated rebates, price protection arrangements and customer incentives, including prompt pay discounts, wholesaler chargebacks and other wholesaler fees. These estimates are based on historical experience and certain other assumptions, and we believe that such estimates are reasonable. For revenues associated with sales of our intermediates or contract manufacturing, control transfers to the customer and the performance obligation is satisfied when the customer takes possession of the product from the Boca Facility or a third-party warehouse that is utilized by the Company.

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

For the three months ended March 31, 2021, five customers, BioCARE, Inc. (“BioCare”), Biolife Plasma Services, L.P. (“Biolife”), Reliance Life Sciences Pvt Limited (“Reliance”), Priority Healthcare Distribution, Inc. (“Curascript”) and 1st America Infusion Services LLC (“AIS”) represented an aggregate of 86% of our consolidated revenues. For the three months ended March 31, 2020, BioCare, Biolife and Reliance represented an aggregate of 82% of our consolidated revenues.

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

Stock-Based Compensation

All equity-based payments, including grants of stock options and restricted stock units (“RSUs”) are recognized at their estimated fair value at the grant date, and compensation expense is recognized on a straight-line basis over the grantee’s requisite vesting period. During the three months ended March 31, 2021, we granted RSUs to certain members of our management and employees representing an aggregate 492,744 shares of common stock, and during the three months ended March 31, 2020, we granted RSUs to members of our Board of Directors and certain members of our management and employees representing an aggregate of 341,000 shares of common stock. For the purpose of valuing stock options granted to our employees, directors and officers, we use the Black-Scholes option pricing model. We granted options to purchase an aggregate of 1,441,050 and 1,158,900 shares of common stock to management, employees and directors during the three months ended March 31, 2021 and 2020, respectively. To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of the grant with a term consistent with the expected term of our awards. The expected term of the options granted is in accordance with SEC Staff Accounting Bulletins 107 and 110, and is based on the average between vesting terms and contractual terms. The expected dividend yield reflects our current and expected future policy for dividends on our common stock. The expected stock price volatility for our stock options was calculated by examining the historical volatility of our common stock since our common stock became publicly traded in the fourth quarter of 2013. We will continue to analyze the expected stock price volatility and expected term assumptions and will adjust our Black-Scholes option pricing assumptions as appropriate. In accordance with Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), we have elected not to establish a forfeiture rate, as stock-based compensation expense related to forfeitures of unvested stock options is fully reversed at the time of forfeiture.

Research and Development Expenses

Our research and development (“R&D”) costs consist of clinical research organization costs, costs related to clinical trials, testing and evaluation of new or alternative products or processes, studies for potentially extending a product’s approved  and labeled expiration dating and other potential label expansions, post-marketing commitment studies for BIVIGAM and ASCENIV and wages, benefits and stock-based compensation for employees directly related to research and development activities. All research and development costs are expensed as incurred.

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

Impairment of Long-Lived Assets

We assess the recoverability of our long-lived assets, which include property and equipment and finite-lived intangible assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s carrying value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the three months ended March 31, 2021 and 2020, we determined that there was no impairment of our long-lived assets.

Goodwill is not amortized, but is assessed for impairment on an annual basis or more frequently if impairment indicators exist. We have the option to perform a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of the reporting unit associated with the goodwill is less than its carrying amount, including goodwill and other intangible assets. If we conclude that this is the case, then we must perform a goodwill impairment test by comparing the fair value of the reporting unit to its carrying value.  An impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value, with the impairment loss recognized not to exceed the total amount of goodwill allocated to that reporting unit.  We did not recognize any impairment charges related to goodwill for the three months ended March 31, 2021 and 2020.

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

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The following table presents a summary of the changes in our results of operations for the three months ended March 31, 2021, our first fiscal quarter, compared to the three months ended March 31, 2020:

	Three Months Ended March 31,
	2021	2020	Increase (Decrease)
Revenues	$16,048,618	$10,199,744	$5,848,874
Cost of product revenue (exclusive of amortization expense shown below)	17,770,122	16,829,226	940,896
Gross loss	(1,721,504)	(6,629,482)	4,907,978
Research and development expenses	987,649	1,528,738	(541,089)
Plasma center operating expenses	2,242,343	500,644	1,741,699
Amortization of intangibles	178,838	178,838	-
Selling, general and administrative expenses	10,033,915	7,932,084	2,101,831
Loss from operations	(15,164,249)	(16,769,786)	1,605,537
Interest expense	(3,195,750)	(2,717,091)	(478,659)
Other (expense) income, net	(19,942)	241,647	(261,589)
Net loss	$(18,379,941)	$(19,245,230)	$865,289

Revenues

We recorded total revenues of $16.0 million during the three months ended March 31, 2021, as compared to $10.2 million during the three months ended March 31, 2020, an increase of $5.8 million, or approximately 57%. The increase is due to increased sales of our immunoglobulin products generated by our Boca Facility manufacturing operations in 2021.

Our revenues for the first quarter of 2021 as compared to the same period of a year ago were favorably impacted by the continued commercial scale-up and physician/payer acceptance of BIVIGAM and ASCENIV following these products’ FDA approvals on May 9, 2019 and April 1, 2019, respectively, while we continued to benefit from the manufacturing and supply agreement we entered into in January 2020 to produce and sell intermediate fractions to a certain customer. Revenues in the first quarter of 2021 were also favorably impacted by the approvals we received from the FDA to implement a Hepatitis B immunization program at one of our FDA-approved plasma collection centers and from MFDS for the sale of source plasma into South Korea.

Cost of Product Revenue

Cost of product revenue was $17.8 million for the three months ended March 31, 2021, as compared to $16.8 million for the three months ended March 31, 2020. This increase reflects higher product revenue costs in 2021 of $4.6 million corresponding to the increase in immunoglobulin revenues, partially offset by the absence of conformance batch production expenses in 2020 of $3.9 million and a decrease in unabsorbed manufacturing expenses at the Boca Facility of $0.6 million. As we continue to ramp up our immunoglobulin production at an increased production scale, we anticipate further reductions in unabsorbed manufacturing expenses in 2021 and beyond.

Research and Development Expenses

R&D expenses totaled $1.0 million for the three months ended March 31, 2021, as compared to $1.5 million for the three months ended March 31, 2020. The decrease is primarily due to $0.4 million in costs incurred during the first quarter of 2020 for a study we conducted to potentially extend ASCENIV’s approved and labeled expiration dating, and to a $0.1 million decrease in expenses related to clinical studies in 2021.

Plasma Center Operating Expenses

Plasma center operating expenses were $2.2 million for the three months ended March 31, 2021, as compared to $0.5 million for the three months ended March 31, 2020. Plasma center operating expenses consist of certain general and administrative plasma center costs, including rent, maintenance, utilities, compensation and benefits for center and administrative staff, advertising and promotion expenses and computer software fees related to donor collections. The increase in plasma center operating expenses is mainly attributable to increased staffing and travel expenses related to our plasma center expansion activities. We had three plasma collection centers in operation during the first quarter of 2021, while the first quarter of 2020 commenced with one plasma center in operation, with the second plasma collection center opening on February 1, 2020. We also had four other plasma collection centers in various stages of construction in development during the first quarter of 2021.

Amortization of Intangibles

Amortization expense pertains to the amortization of intangible assets acquired in the Biotest Transaction, and was $0.2 million for the three months ended March 31, 2021 and 2020.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $10.0 million for the three months ended March 31, 2021, an increase of $2.1 million from the three months ended March 31, 2020. The increase was primarily due to higher employee compensation and related expenses of $1.0 million related to staffing increases, largely in support of our commercialization efforts for BIVIGAM and ASCENIV, $0.8 million in marketing, market access startup program fees and consulting fees associated with our ASCENIV and BIVIGAM commercialization efforts and $0.4 million in increased insurance expense.

Loss from Operations

Our operating loss was $15.2 million for the first quarter of 2021, as compared to $16.8 million for the first quarter of 2020. The $1.6 million decrease in operating loss was mainly due to the increase in revenues, partially offset by the increase in SG&A and plasma center operating expenses.

Interest Expense

Interest expense was $3.2 million for the three months ended March 31, 2021, as compared to $2.7 million for the three months ended March 31, 2020. The increase reflects the additional interest expense associated with the Perceptive Tranche III Loan which we drew down on March 20, 2020, as well as the higher interest on the $15 million note formerly due to Biotest that we refinanced in December 2020 (see “Liquidity and Capital Resources”).

Net Loss

Our net loss was $18.4 million for the three months ended March 31, 2021, as compared to $19.2 million for the three months ended March 31, 2020.  The decrease in net loss of $0.9 million was primarily due to the decreased in operating loss for the quarter of $1.6 million, the increase in interest expense of $0.5 million, and the decrease in interest income of $0.2 million due to the reduction of interest rates that took place during the first quarter of 2020.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2021, we had working capital of $156.1 million, including cash and cash equivalents of $62.0 million, and stockholders’ equity of $112.5 million, as compared to working capital of $133.8 million, including cash and cash equivalents of $55.9 million, and stockholders’ equity of $88.2 million as of December 31, 2020. We have incurred an accumulated deficit of $358.8 million since inception, had negative cash flows from operations of $33.2 million and $24.6 million for the three months ended March 31, 2021 and 2020, respectively, and negative cash flows from operations of $102.0 million and $76.2 million for the years ended December 31, 2020 and 2019, respectively. We have funded our operations over the past few years primarily from the sale of our equity and debt securities.

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

On August 5, 2020, we entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC, as agent (“Jefferies”), pursuant to which we could offer and sell, from time to time, at our option, through or to Jefferies, up to an aggregate of $50 million of shares of our common stock. On November 5, 2020 and February 3, 2021, we and Jefferies entered into an amendment to the Sale Agreement (as amended, the “Amended Sale Agreement”) to provide for an increase in the aggregate offering amount under the Amended Sale Agreement, such that, as of February 3, 2021, we could sell shares having an aggregate offering price of up to $105.4 million.

For the year ended December 31, 2020, we sold 18,537,907 shares of our common stock under the Sale Agreement and received net proceeds in the amount of $42.5 million.  During the three months ended March 31, 2021, we sold an additional 18,080,708 shares of our common stock and received net proceeds of $41.9 million, and between April 1, 2021 and May 7, 2021, we sold an additional 5,144,647 shares of our common stock under the Amended Sale Agreement and received net proceeds in the amount of $10.9 million, which leaves a remaining gross balance that can be raised under the Amended Sale Agreement of approximately $7.9 million. The net proceeds from this offering are being used for general corporate purposes, which may include (i) the procurement of raw materials for the manufacturing of BIVIGAM and ASCENIV; (ii) supporting the ongoing commercial sales of our IVIG products; (iii) expanding the manufacturing capacity of our Boca Facility, including supply chain functions, and enhancing the robustness of our supply chain oversight; (iv) expanding our plasma collection facility network; and (v) research and development and business development opportunities.

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

Borrowings under the Perceptive Credit Agreement bear interest at a rate per annum equal to 7.5% plus the greater of (i) one-month LIBOR and (ii) 3.5%; provided, however, that upon, and during the continuance of, an Event of Default, the interest rate will automatically increase by an additional 400 basis points. Accrued interest of approximately $0.9 million per month is payable to Perceptive on the last day of each month during the term of the Perceptive Credit Facility.  The rate of interest in effect as of the Perceptive Closing Date and at March 31, 2021 was 11.0%.

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

All of our obligations under the Perceptive Credit Agreement are secured by a first-priority lien and security interest in substantially all of our tangible and intangible assets, including intellectual property and all of the equity interests in our subsidiaries. The Perceptive Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The negative covenants restrict or limit our ability that of our subsidiaries to, among other things and subject to certain exceptions contained in the Perceptive Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to our or our subsidiaries’ business activities; make certain Investments or Restricted Payments (each as defined in the Perceptive Credit Agreement); change our fiscal year; pay dividends; repay other certain indebtedness; engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that have the impact of restricting our ability to make loan repayments under the Perceptive Credit Agreement. In addition, we must (i) at all times prior to the Maturity Date maintain a minimum cash balance of $3.0 million; and (ii) as of the last day of each fiscal quarter commencing with the fiscal quarter ended June 30, 2019, report revenues for the trailing 12-month period that exceed the amounts set forth in the Perceptive Credit Agreement, which range from $31.2 million for the fiscal quarter ended March 31, 2021 to $55.0 million for the fiscal quarter ending December 31, 2021. At March 31, 2021, we were in compliance with all of the covenants contained in the Perceptive Credit Agreement.

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

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(33,229,126)	$(24,646,960)
Net cash used in investing activities	(2,571,161)	(2,072,876)
Net cash provided by financing activities	41,844,844	101,203,400
Net change in cash and cash equivalents	6,044,557	74,483,564

Cash and cash equivalents - beginning of period	55,921,152	26,752,135
Cash and cash equivalents - end of period	$61,965,709	$101,235,699

Net Cash Used in Operating Activities

Cash used in operations for the three months ended March 31, 2021 was $33.2 million, an increase of $8.6 million from the same period of a year ago, mainly due to an increase in inventory. The following table illustrates the primary components of our cash flows from operations:

	Three Months Ended March 31,
	2021	2020
Net loss	$(18,379,941)	$(19,245,230)
Non-cash expenses, gains and losses	2,419,892	1,860,365
Changes in accounts receivable	(2,124,740)	(3,637,915)
Changes in inventories	(12,610,601)	775,932
Changes in prepaid expenses and other current assets	(2,756,142)	(2,321,751)
Changes in accounts payable and accrued expenses	236,101	(1,952,947)
Other	(13,695)	(125,414)
Cash used in operations	$(33,229,126)	$(24,646,960)

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months March 31, 2021 was $2.6 million, which primarily consisted of $1.6 million for the construction and buildout of new plasma centers and related equipment and capital expenditures at the Boca Facility of $1.0 million, which includes equipment purchases and implementation of our in-house fill/finish capabilities. Cash used in investing activities of $2.1 million for the three months ended March 31, 2020 was mainly attributable to capital expenditures at the Boca Facility. Although we have no specific material commitments for capital expenditures as of March 31, 2021, we expect our total capital expenditures will be between $12.0 million and $18.0 million for the remainder of fiscal 2021.

Net Cash Provided by Financing Activities

Cash provided by financing activities was $41.8 million for the three months ended March 31, 2021 and primarily consisted of proceeds received from the Amended Sale Agreement.  Cash provided by financing activities of $101.2 million was comprised of $88.7 million of net proceeds received from our underwritten public offering in February 2020 and $12.5 million of proceeds from the Perceptive Tranche III Loan received in March 2020.

Effect of Inflation

Inflation or changing prices did not have a significant impact on our net sales, revenues or net loss for the three months ended March 31, 2021 or in 2020 or 2019.

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

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of March 31, 2021. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of March 31, 2021 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We currently anticipate, based upon our projected revenue and expenditures, as well as the additional proceeds we expect to receive in connection with sales of our common stock pursuant to the Amended Sale Agreement, that our current cash, cash equivalents and accounts receivable will be sufficient to fund our operations into the fourth quarter of 2021. This time frame may change based upon how quickly we are able to execute on our commercialization efforts and operational initiatives. However, if the assumptions underlying our estimated revenues and expenses prove to be incorrect, we may have to raise additional capital sooner than we currently expect. We anticipate that we will not be able to generate a sufficient amount of product revenue to achieve profitability until the beginning of 2024 and, as a result, we anticipate that we will need to continue to finance our operations through additional equity or debt financings or corporate collaboration and licensing arrangements. If we are unable to raise additional capital as needed, we will have to delay, curtail or eliminate our commercialization efforts as well as product development activities. Even if we are able to raise additional capital, such financings may only be available on unattractive terms, resulting in significant dilution of stockholders’ interests and, in such event, the value and potential future market price of our common stock may decline. In addition, if we raise additional funds through license arrangements or through the disposition of any of our assets, it may be necessary to relinquish potentially valuable rights to our product candidates or assets or grant licenses on terms that are not favorable to us.

In addition, the auditor’s report on our financial statements for the year ended December 31, 2020 includes a going concern paragraph. To date, our products have not generated significant revenue. As a result, we have suffered recurring losses and require significant additional cash resources to execute our business plan. These losses are expected to continue for an extended period of time. These factors raise substantial doubt about our ability to continue as a going concern beyond one year from the date of filing this Quarterly Report on Form 10-Q. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should we be unable to continue as a going concern within one year after the date the financial statements are issued.

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

We have a history of losses and expect to incur substantial losses and negative operating cash flows into fiscal 2022, and we may never achieve or maintain profitability. For the three months ended March 31, 2021 and 2020, we incurred net losses of $18.4 million and $19.2 million, respectively, and for the years ended December 31, 2020 and 2019, we incurred net losses of $75.7 million and $48.3 million, respectively.  From our inception in 2004 through March 31, 2021, we have incurred an accumulated deficit of $358.8 million. We expect that we will not be able to generate a sufficient amount of product revenue to achieve profitability until the beginning of 2024 and, as a result, we expect that we will need to continue to finance our operations through additional equity or debt financings or corporate collaboration and licensing agreements.  We also expect to continue to incur significant operating and capital expenditures and anticipate that our operating expenses will increase substantially in the foreseeable future as we:

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

The COVID-19 pandemic and efforts to reduce its spread has significantly affected worldwide economic conditions, and could have a material adverse impact on our business, liquidity, financial condition and results of operations

The COVID-19 pandemic has the potential to adversely impact several aspects of each of our business segments, our commercial manufacturing operations and plasma collection facilities, including but not limited to potential disruptions to our supply-chain operations, including procurement of raw materials and packaging materials, a portion of which are sourced internationally, and the testing of finished drug product that is required prior to its availability for commercial sale.  Such testing has historically been performed by contract laboratories outside the United States. While we do not believe that the COVID-19 pandemic has significantly affected operations and immunoglobulin production at our Boca Facility or our ADMA BioCenters plasma collection operations at this time, we may experience adverse effects in the future, particularly in light of the recent increase in COVID-19 cases in the State of Florida. For example, our employees becoming ill, the imposition of additional mandatory remote working environments and federal, state and local responses to the pandemic could materially affect the efficiency and pace of our operations and manufacturing at our Boca Facility. Employee or donor illness, if not properly managed, could also impact the quality of our products and product candidates. In addition, travel and other restrictions that have been implemented in the United States could impact our commercial efforts with respect to any of our products, including BIVIGAM and ASCENIV, as trade shows, industry and medical conferences and other events we had been planning to utilize and exhibit and attend with our staff to increase awareness of our products by physicians and payers are subject to limitations, rescheduling or outright cancellation in response to the pandemic. Also, due to a combination of previous state and local “shelter-in-place” orders, as well as government stimulus packages, persisting social distancing measures and varying roll-outs of vaccinations by state, we have experienced, and may experience in the future, lower than expected donor collections at our FDA-licensed plasma collection centers. We were also subject to delays in shipments of source plasma from our contracted third-party suppliers, as well as delays in deliveries or price increases for personal protective equipment, reagents and other non-plasma raw materials and supplies used in the manufacture and distribution of our products. We have also experienced supply chain delays as a result of significant resources being diverted towards the rapid development and distribution of COVID-19 vaccines.

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

To the extent that we or our partners are conducting clinical trials, the pandemic could cause delays or disruptions in these or future development programs.  By example, the pandemic may result in slower enrollment, the need to suspend enrollment into studies, patient withdrawals, postponement of planned clinical or preclinical studies, redirection of site resources from studies, study modification, suspension, or termination, the introduction of remote study procedures and modified informed consent procedures, study site changes, direct delivery of investigational products to patient homes requiring state licensing, study deviations or noncompliance, and changes or delays in site monitoring.  The foregoing may require that we consult with relevant review and ethics committees, IRBs, and the FDA.  The foregoing may also impact the integrity of our study data.  The effects of the COVID-19 pandemic may also increase the need for clinical trial patient monitoring and regulatory reporting of adverse effects.  The pandemic could further impact our ability to interact with the FDA or other regulatory authorities and may result in delays in the conduct of inspections or review of pending applications or submissions.  During the second quarter of 2021, we were notified by the FDA that our submission for the approval of our in-house fill-finish process utilizing our Vanrx SA25 Workcell aseptic filling machine will require a site inspection, either in person or virtually. Taking into account ongoing travel restrictions resulting from the pandemic, we believe the inspection could be completed before the end of the fourth quarter of 2021, however we cannot provide any assurances as to the timing of such an inspection or the timing of when the FDA may adjust its restrictions due to COVID-19. Due to the potential impact of the COVID-19 outbreak on clinical trials, drug development, and manufacturing, FDA issued a number of guidances specifically concerning COVID-19, including guidances with respect to blood and blood components.  FDA’s guidance is continually evolving.

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

For the three months ended March 31, 2021, five customers, BioCare, Biolife, Reliance, Curascript and AIS represented an aggregate of 86% of our consolidated revenues. For the year ended December 31, 2020, three customers, BioCare, Reliance and Biolife, represented an aggregate of 82% of our consolidated revenues.

As of March 31, 2021, five customers, Curascript, BioCare, AIS, Reliance and McKesson Corporation, represented a total of 90% of our consolidated accounts receivable. As of December 31, 2020, three customers, BioCare, Reliance Curascript, represented a total of 92% of our consolidated accounts receivable.

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

Our operations have consumed substantial amounts of cash since inception. For the three months ended March 31, 2021 and 2020, we had negative cash flows from operations of $33.2 million and $24.6 million, respectively, and for the years ended December 31, 2020 and 2019, we had negative cash flows from operations of approximately $102.0 million and $76.2 million, respectively. We expect to continue to spend substantial amounts on procurement of raw material plasma and other raw materials necessary to scale up our manufacturing operations, commercial product launches, capacity expansion at the Boca Facility, building additional plasma collection facilities, product development, quality assurance, regulatory affairs and conducting clinical trials for our product candidates and purchasing clinical trial materials, some of which may be required by the FDA. In addition, our end-to-end production cycle from procurement of raw materials to commercial release of finished product can take between seven and 12 months or potentially longer, requiring substantial investments in raw material plasma and other manufacturing materials. We expect that we will not be able to generate a sufficient amount of product revenue to achieve profitability until the beginning of 2024 and, as a result, we expect that we will need to continue to finance our operations through additional equity or debt financings or corporate collaboration and licensing agreements.  We currently anticipate, based upon our projected revenue and expenditures, as well as the additional funds we expect to receive from the sale of common stock pursuant to the Amended Sale Agreement, that our current cash, cash equivalents and accounts receivable will be sufficient to fund our operations, as currently conducted, into the fourth quarter of 2021. In order to have sufficient cash to fund our operations thereafter, we will need to raise additional equity or debt financing before the end of the fourth quarter of 2021. This time frame may change based upon how quickly we are able to execute on our operational initiatives and the various financing options that may be available to us in 2021. However, if the assumptions underlying our estimated expenses prove to be incorrect, we may have to raise additional capital sooner than we currently expect. Until such time, if ever, as we can generate a sufficient amount of product revenue to achieve profitability, we expect to continue to finance our operations through additional equity or debt financings or corporate collaboration and licensing arrangements. If we are unable to raise additional capital as needed, including due to widespread liquidity constraints or significant market instability that could result from the COVID-19 pandemic, we will have to delay, curtail or eliminate our commercialization efforts or our product development activities.

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

Consequently, we have incurred increased costs related to our compliance with Section 404 of the Sarbanes-Oxley Act and will continue to do so. Our Audit Committee has retained the services of BDO, a Sarbanes-Oxley advisor, to assist with our internal control over financial reporting and information technology relating to Section 404. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our common stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

As of May 7, 2021, most of our 128,189,628 outstanding shares of common stock, as well as a substantial number of shares of our common stock underlying outstanding warrants, were available for sale in the public market, subject to certain restrictions with respect to sales of our common stock by our affiliates, either pursuant to Rule 144 under the Securities Act, or under effective registration statements. Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, could cause the market price of our common stock to decline or adversely affect demand for our common stock.

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

As of March 31, 2021, Perceptive, our directors and executive officers and their affiliates beneficially owned approximately 19% of the outstanding shares of our common stock. Provisions of our Certificate of Incorporation, our Bylaws and Delaware law may have the effect of deterring unsolicited takeovers or delaying or preventing a change in control of our Company or changes in our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. These provisions include:

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

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board. Currently, our Certificate of Incorporation authorizes the issuance of up to 150,000,000 shares of common stock. As of March 31, 2021, there were 9,874,413 shares remaining available for issuance, after giving effect to 13,362,319 shares of our common stock that were subject to outstanding stock options, Restricted Stock Units and warrants as of March 31, 2021 that may be issued by us without stockholder approval, as well as an additional 3,718,287 shares reserved for the future issuance of awards under our equity compensation plans.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Effective as of May 12, 2021, we entered into a Second Amendment to our Plasma Purchase Agreement  with Grifols Worldwide Operations Limited (“Grifols”) whereby, among other provisions, we extended the term of our supply agreement for the purchase of normal source plasma (“NSP”) through December 31, 2022, while certain historical provisions were deleted. In order to maintain a reliable supply of raw material plasma thereafter, we are in late-stage discussions with multiple third-party plasma suppliers to provide us with a long-term supply of NSP, which will be supplemented by our accelerated plasma center expansion activities, whereby we expect to have more than 10 plasma collection centers in operation by 2024.  We expect these initiatives will ensure our raw material plasma supply to meet our anticipated peak annual plasma processing capability of up to 600,000 liters.

Item 6. Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADMA Biologics, Inc.

Date: May 12, 2021	By:	/s/ Adam S. Grossman
		Name:	Adam S. Grossman
		Title:	President and Chief Executive Officer

Date: May 12, 2021	By:	/s/ Brian Lenz
		Name:	Brian Lenz
		Title:	Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1*+	Second Amendment to Plasma Purchase Agreement, effective as of May 12, 2021, by and between ADMA BioManufacturing, LLC and Grifols Worldwide Operations LTD
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

The following materials from ADMA Biologics, Inc.’s Form 10-Q for the quarter ended March 31, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2021 (Unaudited) and December 31, 2020, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2021 and 2020, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited) for the three months ended March 31, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2021 and 2020, and (v) Notes to (Unaudited) Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

_______________________________

* Filed herewith.

** In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

+ Confidential treatment has been sought with respect as to certain portions of this exhibit. Such portions have been redacted.

