Form 10-Q
period 2021-06-30
ADMA BIOLOGICS, INC.
filed 2021-08-11
CIK 1368514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

As of August 6, 2021, there were 132,769,471 shares of the issuer’s common stock outstanding.

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

Index
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

ii

Index
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

These statements may be found under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Quarterly Report on Form 10-Q. Forward-looking statements  may be identified by the use of terms such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” or “should” or the negative thereof or other variations thereof or comparable terminology. Our actual results could differ materially from those contained in the forward-looking statements due to the factors described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021. Any forward-looking statement included or incorporated by reference in this Quarterly Report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions related to our operations, industry and future growth. These forward-looking statements speak only as of the dates such statements are made and we undertake no obligation to publicly update any forward-looking statements or to publicly announce revisions to any of the forward-looking statements, unless otherwise required by the federal securities laws.

iii

Index
PART I
FINANCIAL INFORMATION
Item 1.	Financial Statements.
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,408,958	$55,921,152
Accounts receivable, net	23,544,594	13,237,290
Inventories	99,699,743	81,535,599
Prepaid expenses and other current assets	5,701,863	3,046,466
Total current assets	171,355,158	153,740,507
Property and equipment, net	46,486,980	41,593,090
Intangible assets, net	2,086,445	2,444,121
Goodwill	3,529,509	3,529,509
Right to use assets	6,829,040	4,259,191
Deposits and other assets	2,526,660	2,106,976
TOTAL ASSETS	$232,813,792	$207,673,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,167,465	$11,073,708
Accrued expenses and other current liabilities	11,490,239	8,365,143
Current portion of deferred revenue	142,834	142,834
Current portion of lease obligations	385,858	365,682
Total current liabilities	18,186,396	19,947,367
Senior notes payable, net of discount	93,877,017	92,968,866
Deferred revenue, net of current portion	2,047,281	2,118,698
Lease obligations, net of current portion	7,073,415	4,334,151
Other non-current liabilities	36,151	54,886
TOTAL LIABILITIES	121,220,260	119,423,968

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock - voting, $0.0001 par value, 300,000,000 and 150,000,000 shares authorized, 131,872,026 and 104,902,888 shares issued and outstanding	13,187	10,490
Additional paid-in capital	489,330,692	428,704,039
Accumulated deficit	(377,750,347)	(340,465,103)
TOTAL STOCKHOLDERS’ EQUITY	111,593,532	88,249,426
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$232,813,792	$207,673,394

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

REVENUES:
Product revenue	$17,794,881	$7,751,885	$33,807,791	$17,915,921
License revenue	35,709	35,709	71,417	71,417
Total revenues	17,830,590	7,787,594	33,879,208	17,987,338

OPERATING EXPENSES:
Cost of product revenue (exclusive of amortization expense shown below)	18,832,624	13,495,629	36,602,746	30,324,855
Research and development	1,158,866	1,656,420	2,146,515	3,185,158
Plasma center operating expenses	2,803,326	877,902	5,045,669	1,378,546
Amortization of intangible assets	178,838	178,838	357,676	357,676
Selling, general and administrative	10,438,168	8,702,630	20,472,083	16,634,714
Total operating expenses	33,411,822	24,911,419	64,624,689	51,880,949

LOSS FROM OPERATIONS	(15,581,232)	(17,123,825)	(30,745,481)	(33,893,611)

OTHER INCOME (EXPENSE):
Interest income	5,926	19,411	27,985	267,479
Interest expense	(3,246,680)	(3,067,306)	(6,442,430)	(5,784,397)
Other expense	(83,317)	(6,371)	(125,318)	(12,792)
Other expense, net	(3,324,071)	(3,054,266)	(6,539,763)	(5,529,710)

NET LOSS	$(18,905,303)	$(20,178,091)	$(37,285,244)	$(39,423,321)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.15)	$(0.23)	$(0.31)	$(0.49)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	127,416,126	86,347,467	121,571,501	80,064,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(Unaudited)

For the Three and Six Months Ended June 30, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	104,902,888	$10,490	$428,704,039	$(340,465,103)	$88,249,426
Stock-based compensation	-	-	781,397	-	781,397
Vesting of Restricted Stock Units, net of shares withheld for taxes and retired	61,385	6	(59,317)	-	(59,311)
Issuance of common stock, net of offering expenses	18,080,708	1,808	41,910,707	-	41,912,515
Net loss	-	-	-	(18,379,941)	(18,379,941)
Balance at March 31, 2021	123,044,981	12,304	471,336,826	(358,845,044)	112,504,086
Stock-based compensation	-	-	805,189	-	805,189
Issuance of common stock, net of offering expenses	8,827,045	883	17,188,677	-	17,189,560
Net loss	-	-	-	(18,905,303)	(18,905,303)
Balance at June 30, 2021	131,872,026	$13,187	$489,330,692	$(377,750,347)	$111,593,532

For the Three and Six Months Ended June 30, 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	59,318,355	$5,932	$290,903,772	$(264,716,555)	$26,193,149
Stock-based compensation	-	-	676,548	-	676,548
Issuance of common stock, net of offering expenses	27,025,000	2,703	88,701,336	-	88,704,039
Exercise of stock options	1,958	-	7,177	-	7,177
Net loss	-	-	-	(19,245,230)	(19,245,230)
Balance at March 31, 2020	86,345,313	8,635	380,288,833	(283,961,785)	96,335,683
Stock-based compensation	-	-	715,608	-	715,608
Exercise of stock options	4,668	-	6,255	-	6,255
Net loss	-	-	-	(20,178,091)	(20,178,091)
Balance at June 30, 2020	86,349,981	$8,635	$381,010,696	$(304,139,876)	$76,879,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,285,244)	$(39,423,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,555,622	1,674,490
Loss on disposal of fixed assets	78,135	3,518
Stock-based compensation	1,586,586	1,392,156
Amortization of debt discount	908,151	874,732
Amortization of license revenue	(71,417)	(71,417)
Changes in operating assets and liabilities:
Accounts receivable	(10,307,304)	(3,044,246)
Inventories	(18,164,144)	(2,936,614)
Prepaid expenses and other current assets	(2,655,397)	(2,159,834)
Deposits and other assets	(144,657)	(283,195)
Accounts payable	(4,906,244)	(2,264,932)
Accrued expenses	2,980,534	399,295
Other current and non-current liabilities	(65,984)	(92,067)
Net cash used in operating activities	(65,491,363)	(45,931,435)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,046,735)	(6,243,284)
Proceeds from the sale of property and equipment	-	2,000
Net cash used in investing activities	(7,046,735)	(6,241,284)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering expenses	59,102,075	88,704,039
Proceeds from the exercise of stock options	-	13,432
Taxes paid on vested Restricted Stock Units	(59,311)	-
Proceeds from issuance of note payable	-	12,500,000
Payments on finance lease obligations	(16,860)	(15,765)
Net cash provided by financing activities	59,025,904	101,201,706

Net (decrease) increase in cash and cash equivalents	(13,512,194)	49,028,987
Cash and cash equivalents - beginning of period	55,921,152	26,752,135
Cash and cash equivalents - end of period	$42,408,958	$75,781,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS

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

ADMA operates through its wholly-owned subsidiaries ADMA BioManufacturing, LLC (“ADMA BioManufacturing”) and ADMA BioCenters Georgia Inc. (“ADMA BioCenters”). ADMA BioManufacturing was formed in January 2017 to facilitate the acquisition of the Biotest Therapy Business Unit (“BTBU”) from BPC Plasma, Inc. (formerly Biotest Pharmaceuticals Corporation) (“BPC” and, together with Biotest AG, “Biotest”) on June 6, 2017. The acquisition included certain assets (the “Biotest Assets”) of BTBU, which included the FDA-licensed BIVIGAM and Nabi-HB immunoglobulin products, and an FDA-licensed plasma fractionation manufacturing facility located in Boca Raton, FL (the “Boca Facility”) (the “Biotest Transaction”). BTBU had previously been the Company’s third-party contract manufacturer. ADMA BioCenters is the Company’s source plasma collection business with eight plasma collection facilities in various stages of approval and development located throughout the U.S., two of which hold an approved license with the U.S. Food and Drug Administration (the “FDA”) while a third facility has a Biologics License Application (“BLA”) pending FDA approval.

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

As of June 30, 2021, the Company had working capital of $153.2 million, including $42.4 million of cash and cash equivalents. Based upon the Company’s current projected revenue and expenditures, including capital expenditures and continued implementation of the Company’s commercialization and expansion activities, the Company’s management currently believes that its cash, cash equivalents, projected revenue and accounts receivable will be sufficient to fund ADMA’s operations, as currently conducted, into the fourth quarter of 2021. In order to have sufficient cash to fund its operations thereafter, the Company anticipates it will need to raise additional capital before the end of the fourth quarter of 2021. These estimates may change based upon several factors, including the success of the Company’s commercial sales of its products, manufacturing ramp-up activities, the acceptability of ADMA’s immune globulin products by physicians, patients or payers and the various financing options that may be available to the Company. In addition, the Company’s end-to-end production cycle from procurement of raw materials to commercial release of finished product can take between seven and 12 months or potentially longer, requiring substantial investments in raw material plasma and other manufacturing materials. The Company currently has no firm commitments for additional financing, and there can be no assurance that the Company will be able to secure additional financing on terms that are acceptable to the Company, or at all. Furthermore, if the Company’s assumptions underlying its estimated expenses and revenues are incorrect, it may have to raise additional capital sooner than currently anticipated.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Due to numerous risks and uncertainties associated with FDA review, inspections and approvals related to the Company’s products or the labeled indications of such products, ongoing compliance requirements and capacity expansion efforts at the Company’s Boca Facility and future commercialization of the Company’s products, including the Company’s ability to obtain adequate quantities of FDA-approved plasma with proper specifications on acceptable terms for use in the Company’s manufacturing process, as well as the additional uncertainties surrounding the COVID-19 pandemic (see Note 10), the Company is unable to estimate with certainty the amounts of increased capital outlays and operating expenditures required to fund its commercial and development activities. The Company’s current estimates may be subject to change as circumstances regarding its business requirements evolve. Failure to secure any necessary financing in a timely manner and on commercially reasonable terms could have a material adverse effect on the Company’s business plan and financial performance and it could be forced to delay or discontinue its commercialization, product development or clinical activities or delay or discontinue the approval efforts for any of the Company’s products or product candidates. The Company has reported cumulative losses since inception in June 2004 through June 30, 2021 of $377.8 million. As such, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts and the classification of liabilities that might be necessary from the outcome of this uncertainty.

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

During the six months ended June 30, 2021, the Company raised $59.1 million from the open market sale agreement dated August 5, 2020, as amended, (the “2020 Sale Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which the Company could offer and sell, from time to time, at its option, through or to Jefferies, shares of the Company’s common stock (see Note 8). In July of 2021, the Company raised an additional $1.5 million under the 2020 Sale Agreement, and the Company has reached the maximum amount of funds that can be raised under the 2020 Sale Agreement.

On May 28, 2021, the Company entered into a new Open Market Sale AgreementSM (the “2021 Sale Agreement”) with Jefferies, pursuant to which the Company may offer and sell, from time to time, at its option, through or to Jefferies, up to an aggregate of $50,000,000 of shares of the Company’s common stock. As of August 11, 2021, there have been no sales of common stock under the 2021 Sale Agreement.

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

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 25, 2021.  The accompanying consolidated balance sheet as of December 31, 2020 was derived from the audited financial statements as of and for the year ended December 31, 2020. These condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X, and therefore omit or condense certain footnotes and other information normally included in complete consolidated financial statements prepared in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2021 and its results of operations, changes in equity and cash flows for the three and six months ended June 30, 2021.

During the three and six months ended June 30, 2021 and 2020, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying condensed consolidated statements of operations.   Operating results for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Accounts receivable
Accounts receivable is reported at realizable value, net of allowances for contractual credits and doubtful accounts in the amount of $0.2 million and $0.1 million at June 30, 2021 and December 31, 2020, respectively, which are recognized in the period the related revenue is recorded. The Company extends credit to its customers based upon an evaluation of each customer’s financial condition and credit history. Evaluations of the financial condition and associated credit risk of customers are performed on an ongoing basis. Based on these evaluations, the Company has concluded that its credit risk is minimal. At June 30, 2021, six customers accounted for an aggregate of 94% of the Company’s total accounts receivable, and at December 31, 2020, three customers accounted for approximately 92% of the Company’s total accounts receivable.

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

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired by the Company.  Goodwill at June 30, 2021 and December 31, 2020 was $3.5 million.  All of the Company’s goodwill is attributable to its ADMA BioManufacturing business segment and is related to the 2017 Biotest Transaction.

Goodwill is not amortized but is assessed for impairment on an annual basis or more frequently if impairment indicators exist. The Company has the option to perform a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill and other intangible assets. If the Company concludes that this is the case, then it must perform a goodwill impairment test by comparing the fair value of the reporting unit to its carrying value. An impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The Company performs its annual goodwill impairment test as of October 1 of each year.  The Company’s annual goodwill impairment test as of October 1, 2020 did not result in a goodwill impairment charge, and the Company did not record any impairment charges related to goodwill for the three and six months ended June 30, 2021 and 2020.

Impairment of long-lived assets

The Company assesses the recoverability of its long-lived assets, which include property and equipment and finite-lived intangible assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s carrying value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the three and six months ended June 30, 2021 and 2020, the Company determined that there was no impairment of its long-lived assets.

Revenue recognition

Revenues for the three and six months ended June 30, 2021 and 2020 are comprised of (i) revenues from the sale of the Company’s immunoglobulin products, BIVIGAM, ASCENIV and Nabi-HB, (ii) product revenues from the sale of human plasma collected through the Company’s Plasma Collection Centers business segment, (iii) contract manufacturing and laboratory services revenue, (iv) revenues from the sale of intermediate by-products; and (v) license and other revenues primarily attributable to the out-licensing of ASCENIV to Biotest in 2012 to market and sell this product in Europe and selected countries in North Africa and the Middle East. Biotest has provided the Company with certain services and financial payments in accordance with the related Biotest license agreement and is obligated to pay the Company certain amounts in the future if certain milestones are achieved. Deferred revenue is amortized into income over the term of the Biotest license, representing a period of approximately 22 years.

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

Index
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

For the six months ended June 30, 2021, five customers represented an aggregate of 85% of the Company’s consolidated revenues. For the six months ended June 30, 2020, three customers represented an aggregate of 81% of the Company’s consolidated revenues.

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

Loss per common share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per common share is calculated by dividing net loss attributable to common stockholders, as adjusted for the effect of dilutive securities, if any, by the weighted average number of shares of common stock and dilutive common stock outstanding during the period. Potentially dilutive common stock includes the shares of common stock issuable upon the exercise of outstanding stock options and warrants, using the treasury stock method. Potentially dilutive common stock is excluded from the diluted loss per common share computation to the extent that it would be anti-dilutive. As a result, no potentially dilutive securities are included in the computation of any of the accompanying diluted loss per share amounts in the accompanying condensed consolidated financial statements as the Company reported a net loss for all periods presented. For the six months ended June 30, 2021 and 2020, the following securities were excluded from the calculation of diluted loss per common share because of their anti-dilutive effects:

	For the Six Months Ended June 30,
	2021	2020
Stock options	7,783,029	6,801,779
Restricted stock units	686,133	326,000
Warrants	4,528,160	2,138,160
	12,997,322	9,265,939

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

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2021 and December 31, 2020, and during the three and six months ended June 30, 2021 and 2020, the Company recognized no adjustments for uncertain tax positions.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”), which requires financial assets to be presented at the net amount expected to be collected, with an allowance for credit losses to be deducted from the amortized cost basis of the financial asset such that the net carrying value of the asset is presented as the amount expected to be collected. Under ASU 2016-13, the entity’s statement of operations is required to reflect the measurement of credit losses for newly recognized financial assets, as well as expected increases or decreases in expected credit losses that have taken place during the period. For public business entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019.  The Company adopted ASU 2016-13 on January 1, 2020, and the adoption of this update did not have a significant impact on the Company’s consolidated financial statements.

3.	INVENTORIES

The following table provides the components of inventories:

	June 30, 2021	December 31, 2020

Raw materials	$33,058,221	$32,044,393
Work-in-process	49,163,125	30,293,288
Finished goods	17,478,397	19,197,918
Total inventories	$99,699,743	$81,535,599

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

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4.	INTANGIBLE ASSETS

Intangible assets at June 30, 2021 and December 31, 2020 consist of the following:

	June 30, 2021			December 31, 2020
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Trademark and other intangible rights related to Nabi-HB	$4,100,046	$2,391,693	$1,708,353	$4,100,046	$2,098,833	$2,001,213
Rights to intermediates	907,421	529,329	378,092	907,421	464,513	442,908
Customer contract	1,076,557	1,076,557	-	1,076,557	1,076,557	-
	$6,084,024	$3,997,579	$2,086,445	$6,084,024	$3,639,903	$2,444,121

All of the Company’s intangible assets were acquired in the Biotest Transaction. Amortization expense related to these intangible assets was $0.2 million for the three months ended June 30, 2021 and 2020, and $0.4 million for the six months ended June 30, 2021 and 2020. Estimated aggregate future aggregate amortization expense is expected to be as follows:

2021	$357,676
2022	715,352
2023	715,352
2024	298,065

5.	PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation are summarized as follows:

	June 30, 2021	December 31, 2020
Manufacturing and laboratory equipment	$15,082,205	$14,468,874
Office equipment and computer software	3,649,504	3,253,528
Furniture and fixtures	2,516,729	2,039,398
Construction in process	5,966,844	3,336,557
Leasehold improvements	7,192,820	5,272,490
Land	4,339,441	4,339,441
Buildings and building improvements	18,694,960	17,746,744
	57,442,503	50,457,032
Less: Accumulated depreciation	(10,955,523)	(8,863,942)
Total property and equipment, net	$46,486,980	$41,593,090

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

The Company recorded depreciation expense on property and equipment for the three and six months ended June 30, 2021 of $1.1 million and $2.2 million, respectively. Depreciation expense for the three and six months ended June 30, 2020 was $0.7 million and $1.3 million, respectively.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021	December 31, 2020
Accrued rebates	$3,721,888	$2,604,245
Accrued distribution fees	1,928,901	828,120
Accrued payroll	691,483	734,972
Accrued testing	1,673,120	779,660
Accrued incentives	1,539,491	3,210,884
Accrued severance	789,534	-
Other	1,145,822	207,262
Total accrued expenses and other current liabilities	$11,490,239	$8,365,143

7.	DEBT

A summary of outstanding senior notes payable is as follows:

	June 30, 2021	December 31, 2020
Notes payable	$100,000,000	$100,000,000
Less:
Debt discount	(6,122,983)	(7,031,134)
Senior notes payable	$93,877,017	$92,968,866

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

Borrowings under the Perceptive Credit Agreement bear interest at a rate per annum equal to 7.5% plus the greater of (i) one-month LIBOR and (ii) 3.5%; provided, however, that upon, and during the continuance of, an Event of Default, the interest rate will automatically increase by an additional 400 basis points. Accrued interest is payable to Perceptive on the last day of each month during the term of the Perceptive Credit Facility. The rate of interest in effect as of June 30, 2021 was 11.0%, and the Company paid interest to Perceptive during the six months ended June 30, 2021 and 2020 in the amount of $5.5 million and $4.4 million, respectively.

All of the Company’s obligations under the Perceptive Credit Agreement are secured by a first-priority lien and security interest in substantially all of the Company’s tangible and intangible assets, including intellectual property and all of the equity interests in the Company’s subsidiaries. The Perceptive Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The negative covenants restrict or limit the ability of the Company and its subsidiaries to, among other things and subject to certain exceptions contained in the Perceptive Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to the Company’s or its subsidiaries’ business activities; make certain Investments or Restricted Payments (each as defined in the Perceptive Credit Agreement); change its fiscal year; pay dividends; repay other certain indebtedness; engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that have the impact of restricting the Company’s ability to make loan repayments under the Perceptive Credit Agreement. In addition, the Company must (i) at all times prior to the Maturity Date maintain a minimum cash balance of $3.0 million; and (ii) as of the last day of each fiscal quarter commencing with the fiscal quarter ended June 30, 2019, report revenues for the trailing 12-month period that exceed the amounts set forth in the Perceptive Credit Agreement, which range from $7.0 million for the fiscal quarter ended June 30, 2019 to $55.0 million for the fiscal quarter ending December 31, 2021. At June 30, 2021, the Company was in compliance with all of the covenants contained in the Perceptive Credit Agreement.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As a result of the fees paid to Perceptive and the value of the warrants issued to Perceptive under the terms of the Perceptive Credit Agreement, the Company recognized an aggregate discount on the senior secured notes in the amount of $7.1 million.  The Company records debt discount as a reduction to the face amount of the debt, and the debt discount is amortized as interest expense over the life of the debt using the interest method. Based on the fair value of the Perceptive Warrants and the aggregate amount of fees and expenses associated with obtaining the Perceptive Credit Facility, the effective interest rate on senior secured notes payable to Perceptive as of June 30, 2021 was approximately 13.7%.

8.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is currently authorized to issue up to 10 million shares of preferred stock, $0.0001, par value per share.  There were no shares of preferred stock outstanding at June 30, 2021 and December 31, 2020.

Common Stock

As of June 30, 2021 and December 31, 2020, the Company was authorized to issue 300,000,000 and 150,000,000 shares, respectively, of its common stock, $0.0001 par value per share, and 131,872,026 and 104,902,888 shares of common stock were outstanding as of June 30, 2021 and December 31, 2020, respectively. On May 27, 2021, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation which increased the number of shares of common stock that the Company is authorized to issue from 150,000,000 to 300,000,000. After giving effect to the 17,073,357 shares reserved for outstanding warrants and awards issued or reserved for future issuance under the Company’s equity incentive plans, as of June 30, 2021 there were 151,054,617 shares of common stock available for issuance.

On August 5, 2020, the Company entered into the 2020 Sale Agreement with Jefferies (see Note 1), pursuant to which the Company could offer and sell, from time to time, at its option, through or to Jefferies, up to an aggregate of $50 million of shares of the Company’s common stock. On November 5, 2020 and February 3, 2021, the Company and Jefferies amended the 2020 Sale Agreement to provide for increases in the aggregate offering amount under the Sale Agreement such that the Company could sell shares having an aggregate offering price of up to $105.4 million under the 2020 Sale Agreement, as amended. During the six months ended June 30, 2021, the Company issued and sold 26,907,753 shares of common stock under the 2020 Sale Agreement and received net proceeds of $59.1 million (see Note 14).

On May 28, 2021, the Company entered into the 2021 Sale Agreement with Jefferies, pursuant to which the Company may offer and sell, from time to time, at its option, through or to Jefferies, up to an aggregate of $50,000,000 of shares of the Company’s common stock. As of the date of this report, there have been no sales of common stock under this agreement.

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

Warrants

At June 30, 2021 and December 31, 2020, the Company had outstanding warrants to purchase an aggregate of 4,528,160 shares of common stock, with a weighted average exercise price of $2.82 per share and expiration dates ranging between June 2022 and December 2030.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Equity Incentive Plans

The fair value of stock options granted under the Company’s 2007 Employee Stock Option Plan (the “2007 Plan”) and the ADMA Biologics, Inc. 2014 Omnibus Incentive Compensation Plan, as amended and restated (the “2014 Plan”), was determined on the date of grant using the Black-Scholes option valuation model. The Black-Scholes model was developed for use in estimating the fair value of publicly traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of certain subjective assumptions including the expected stock price volatility. The stock options granted to employees and directors have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. The following assumptions were used to determine the fair value of options granted during the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Expected term	5.5 - 6.3 years	5.5 - 6.3 years
Volatility	69%	62-67%
Dividend yield	0.0	0.0
Risk-free interest rate	0.80-1.14%	0.38-1.68%

During the six months ended June 30, 2021 and 2020, the Company granted options to purchase an aggregate of 1,658,050 and 1,232,500 shares of common stock, respectively, to its directors, employees and certain third-party service providers.  The weighted average remaining contractual life of stock options outstanding and expected to vest at June 30, 2021 is 6.5 years. The weighted average remaining contractual life of stock options exercisable at June 30, 2021 is 5.2 years.

A summary of the Company’s option activity under the 2007 Plan and 2014 Plan and related information is as follows:

	Shares	Weighted Average Exercise Price
Options outstanding, vested and expected to vest at December 31, 2020	6,922,931	$4.40
Forfeited	(404,782)	$2.96
Expired	(393,170)	$5.03
Granted	1,658,050	$2.26
Exercised	-	$-
Options outstanding, vested and expected to vest at June 30, 2021	7,783,029	$3.98

Options exercisable	5,011,506	$4.70

As of June 30, 2021, the Company had $4.2 million of unrecognized compensation expense related to options granted under the Company’s equity incentive plans, which is expected to be recognized over a weighted-average period of 2.6 years.

During the six months ended June 30, 2021 and 2020, the Company granted Restricted Stock Units (“RSUs”) representing an aggregate of 542,244 and 341,000 shares, respectively, to certain management employees of the Company and to members of its Board of Directors.  The RSUs vest annually over a period of four years for employees and semi-annually over a period of one year for directors. During the six months ended June 30, 2021, 87,750 shares vested in connection with grants of RSUs. With respect to these vested RSUs, 26,365 shares valued at approximately $59,000 were withheld by the Company to cover employees’ tax liabilities.  On March 25, 2021, these shares were retired by the Company and were no longer outstanding as of June 30, 2021. A summary of the Company’s unvested RSU activity and related information is as follows:

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2020	326,000	$2.81
Granted	542,244	$2.29
Vested	(87,750)	$2.81
Forfeited	(94,361)	$2.53
Balance at June 30, 2021	686,133	$2.44

As of June 30, 2021, the Company had $1.5 million of unrecognized compensation expense related to unvested RSUs granted under the Company’s equity incentive plans, which is expected to be recognized over a weighted-average period of 3.3 years.

Total stock-based compensation expense for all awards granted under the Company’s equity incentive plans for the three months and six months June 30, 2021 and 2020 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$42,479	$105,029	$147,706	$198,603
Plasma center operating expenses	13,637	8,510	24,455	15,754
Selling, general and administrative	665,836	539,256	1,254,327	1,063,145
Cost of product revenue	83,237	62,813	160,098	114,654
Total stock-based compensation expense	$805,189	$715,608	$1,586,586	$1,392,156

9.	RELATED PARTY TRANSACTIONS

The Company leases an office building and equipment from Areth, LLC (“Areth”) pursuant to an agreement for services effective as of January 1, 2016, as amended from time to time. Rent expense for the six months ended June 30, 2021 and 2020 amounted to $60,000. Areth is a company controlled by Dr. Jerrold B. Grossman, the Vice Chairman of the Company’s Board of Directors, and Adam S. Grossman, the Company’s President and Chief Executive Officer. The Company also reimburses Areth for office and building related (common area) expenses, equipment and certain other operational expenses, which were not material to the consolidated financial statements for the six months ended June 30, 2021 and 2020. In addition, during the six months ended June 30, 2021, the Company purchased certain specialized medical equipment and services related to the Company’s plasma collection centers, as well as personal protective equipment, from GenesisBPS and its affiliates (“Genesis”), in the amount of $0.1 million. This amount was immaterial to the consolidated financial statements for the three and six months ended June 30, 2020. Dr. Grossman and Adam Grossman each own shares of Genesis.

See Note 7 for a discussion of the Company’s credit facility and related transactions with Perceptive, a holder of more than 10% of the Company’s common stock.

During the three and six months ended June 30, 2021, in connection with the resignation of Dr. James Mond, the Company’s former Chief Scientific and Medical Officer, the Company recognized an expense and corresponding liability in the amount of $0.8 million for estimated payments to be made under a separation and transition agreement with Dr. Mond. Such payments are to be made in scheduled installments over a period of 10 months.

In connection with the February 2020 public offering of the Company’s common stock (see Note 8) on February 11, 2020: (i) Perceptive Advisors, a principal stockholder of ADMA, purchased 4,563,700 shares of common stock through one of its affiliates, (ii) Dr. Grossman purchased 22,857 shares of common stock directly and 22,857 shares indirectly through an entity he controls, (iii) Lawrence P. Guiheen, a director of the Company, purchased 20,000 shares of  common stock, (iv) Mr. Grossman purchased 28,571 shares of common stock directly and 57,143 shares indirectly through an entity he controls, (v) Brian Lenz, the Company’s Executive Vice President and Chief Financial Officer, purchased 7,142 shares of common stock, and (vi) Dr. Mond purchased 4,285 shares of common stock, all at the public offering price of $3.50 per share.

Index
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

COVID-19 Pandemic

The Company continues to monitor the ongoing developments related to the COVID-19 pandemic, including the emergence of the Delta variant and other resistant strains of the coronavirus, and its impacts to the Company’s commercial and manufacturing operations and plasma collection facilities, including collections of source plasma, procurement of raw materials and packaging materials, a portion of which are sourced internationally, and the testing of finished drug product that is required prior to its availability for commercial sale.  A substantial portion of such testing has historically been performed by contract laboratories outside the United States.

The Company had experienced some delays with final drug product release testing by third-party vendors. In response to these delays, the Company added additional release testing laboratories to its FDA-approved consortium listed in its drug approval documents which the Company believes has adequately addressed this issue. In addition, due to a combination of previous state and local “shelter-in-place” orders, as well as government stimulus packages, persisting social distancing measures and varying roll-outs of vaccinations by state, the Company has experienced lower than normal donor collections at its FDA approved plasma collection centers. The Company was also subject to delays in shipments of source plasma from its contracted third-party suppliers, as well as delays in deliveries for personal protective equipment, reagents and other non-plasma raw materials and supplies used in the manufacture and distribution of its products. The Company is also subject to supply chain delays as a result of certain of its suppliers diverting significant resources towards the rapid development and distribution of COVID-19 vaccines and, as a result, the Company may elect to carry more raw materials inventory than it has in the past. The COVID-19 pandemic has also impacted, to a certain degree, the Company’s customer engagement initiatives, whereby ADMA’s sales and medical affairs field personnel have faced difficulties communicating directly with physicians and other healthcare professionals, as well as the cancellation or postponement of a number of key scientific and medical meetings, further limiting the Company’s ability to communicate with potential customers.  The Company has implemented a comprehensive suite of virtual engagement initiatives, however, clinician engagement has been reduced due to rapidly evolving COVID-19 priorities at U.S. medical centers.

The pandemic could also impact the Company’s ability to interact with the FDA or other regulatory authorities and may result in delays in the conduct of inspections or review of pending applications or submissions.  During the second quarter of 2021, the Company was notified by the FDA that its submission for the approval of its in-house fill-finish process utilizing a recently installed aseptic filling machine will require a site inspection, either in person or virtually, of the Boca Facility. Although the inspection was completed in July of 2021, the FDA’s review of the Company’s regulatory filing with respect to its in-house fill-finish process and new aseptic filling machine remains ongoing. Although the Company anticipates receiving regulatory approval of this submission in the second half of 2021, no assurances can be provided as to the timing for completion of this FDA review or any other regulatory submissions or applications that may be impacted by restrictions related to COVID-19.

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

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Effective as of May 12, 2021, the Company and Grifols amended the foregoing 2017 Plasma Purchase Agreement whereby, among other things, the term of the agreement was extended through December 31, 2022, while certain historical provisions were deleted. In order to maintain a reliable supply of raw material plasma thereafter, the Company is in late-stage discussion with multiple third-party suppliers of NSP to supplement the 2017 Plasma Purchase Agreement, and the Company has also increased the number of planned plasma collection center buildouts and is continuing to increase its plasma collection capabilities at its ADMA BioCenters plasma collection centers business segment.

The Company purchases substantially all of its raw material plasma from Grifols. For the six months ended June 30, 2021, plasma purchases from Grifols totaled $17.5 million, or approximately 67% of the Company’s total inventory purchases. For the six months ended June 30, 2020, plasma purchases from Grifols totaled approximately $3.7 million, representing approximately 42% of the Company’s total inventory purchases.

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

Employment contracts

The Company has entered into employment agreements with its executive management team consisting of its President and Chief Executive Officer, its Executive Vice President and Chief Financial Officer and its former Executive Vice President, Chief Medical Officer and Chief Scientific Officer (see Note 9).

Other commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of June 30, 2021. The Company does not anticipate recognizing any significant losses relating to these arrangements.

11.	SEGMENTS

The Company is engaged in the manufacture, marketing and development of specialty plasma-derived biologics.  The Company’s ADMA BioManufacturing segment reflects the Company’s immunoglobulin manufacturing, commercial and development operations in Boca Raton, FL, acquired on June 6, 2017 (see Note 1).  The Plasma Collection Centers segment as of June 30, 2021 consists of eight plasma collection facilities in various stages of approval and development located throughout the U.S., two of which hold an approved license with the FDA while a third facility has a BLA pending FDA approval. The Corporate segment includes general and administrative overhead expenses. The Company defines its segments as those business units whose operating results are regularly reviewed by the chief operating decision maker (“CODM”) to analyze performance and allocate resources. The Company’s CODM is its President and Chief Executive Officer.  Summarized financial information concerning reportable segments is shown in the following tables:

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended June 30, 2021
	ADMA BioManufacturing	Plasma Collection Centers	Corporate	Consolidated

Revenues	$16,347,880	$1,447,001	$35,709	$17,830,590

Cost of product revenue	17,382,292	1,450,332	-	18,832,624

Loss from operations	(8,337,405)	(2,794,219)	(4,449,608)	(15,581,232)

Interest and other expense, net	(78,793)	(366)	(3,244,912)	(3,324,071)

Net loss	(8,416,198)	(2,794,585)	(7,694,520)	(18,905,303)

Depreciation and amortization expense	1,055,537	268,927	1,530	1,325,994
Total assets	169,799,509	20,593,411	42,420,872	232,813,792

Three Months Ended June 30, 2020
	ADMA BioManufacturing	Plasma Collection Centers	Corporate	Consolidated

Revenues	$6,502,865	$1,249,020	$35,709	$7,787,594

Cost of product revenue	12,237,141	1,258,488	-	13,495,629

Loss from operations	(12,852,835)	(919,309)	(3,351,681)	(17,123,825)

Interest and other expense, net	(235,442)	(33)	(2,818,791)	(3,054,266)

Net loss	(13,088,277)	(919,342)	(6,170,472)	(20,178,091)

Depreciation and amortization expense	772,241	111,106	2,305	885,652
Total assets	109,105,418	7,542,486	74,893,664	191,541,568

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2021
	ADMA BioManufacturing	Plasma Collection Centers	Corporate	Consolidated

Revenues	$29,768,923	$4,038,868	$71,417	$33,879,208

Cost of product revenue	32,832,049	3,770,697	-	36,602,746

Loss from operations	(17,843,093)	(4,765,060)	(8,137,328)	(30,745,481)

Interest and other expense, net	(100,307)	(750)	(6,438,706)	(6,539,763)

Net loss	(17,943,400)	(4,765,810)	(14,576,034)	(37,285,244)

Capital expenditures	2,725,432	4,321,303	-	7,046,735
Depreciation and amortization expense	2,065,307	486,918	3,397	2,555,622

Six Months Ended June 30, 2020
	ADMA BioManufacturing	Plasma Collection Centers	Corporate	Consolidated

Revenues	$14,246,139	$3,669,782	$71,417	$17,987,338

Cost of product revenue	26,689,094	3,635,761	-	30,324,855

Loss from operations	(25,328,980)	(1,376,464)	(7,188,167)	(33,893,611)

Interest and other expense, net	(474,314)	(33)	(5,055,363)	(5,529,710)

Net loss	(25,803,294)	(1,376,497)	(12,243,530)	(39,423,321)

Capital expenditures	5,064,494	1,178,790	-	6,243,284
Depreciation and amortization expense	1,447,214	222,395	4,881	1,674,490

Net revenues according to geographic area, based on the location of where the product is shipped, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$15,424,839	$6,797,170	$29,102,848	$15,453,443
International	2,405,751	990,424	4,776,360	2,533,895
Total revenues	$17,830,590	$7,787,594	$33,879,208	$17,987,338

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
12.	LEASE OBLIGATIONS

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

The Company determines if an arrangement is an operating lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. All other leases are recorded on the balance sheet with assets representing the right to use the underlying asset for the lease term and lease liabilities representing the obligation to make lease payments arising from the lease. Right-to-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of the lease payments is determined using the Company’s incremental borrowing rate of 13%. The Company’s lease expense is recognized on a straight-line basis over the lease term and is reflected in Plasma center operating expenses and Selling, general and administrative expenses. Aggregate lease expense for the Company’s leases for the three months ended June 30, 2021 and 2020 was approximately $0.4 million and $0.1 million, respectively. Aggregate lease expense for the six months ended June 30, 2021 and 2020 was approximately $0.7 million and $0.2 million, respectively. Cash paid for the Company’s leases for the three months ended June 30, 2021 and 2020 was approximately $0.3 million and $0.1 million, respectively. Cash paid for the Company’s leases for the six months ended June 30, 2021 and 2020 was approximately $0.5 million and $0.2 million, respectively.

During the six months ended June 30, 2021, the Company recognized additional right to use assets and corresponding lease liabilities of $2.8 million in connection with three new property leases where the Company intends to open additional plasma collection facilities. Including a finance lease the Company entered into in June 2018, the Company has aggregate lease liabilities of $7.5 million and $4.7 million as of June 30, 2021 and December 31, 2020, respectively, which are comprised primarily of the leases for the Company’s plasma collection centers and an administrative office lease related to the Company’s ADMA BioCenters subsidiary.  The Company’s operating leases have a weighted average remaining term of 9.3 years. Scheduled payments under the Company’s lease obligations are as follows:

Remainder of 2021	$595,836
Year ended December 31, 2022	1,512,443
2023	1,526,406
2024	1,399,474
2025	1,405,411
2026	1,137,321
Thereafter	5,486,813
Total payments	13,063,704
Less: imputed interest	(5,604,431)
Current portion	(385,858)
Balance at June 30, 2021	$7,073,415

On June 11, 2021, the Company entered into an additional property lease that the Company intends to use to store certain inventory for its ADMA BioManufacturing business segment. The Company has not taken possession of this leased property and its lease commencement date has not been determined. With the exception of a security deposit and six months’ rent totaling $0.3 million, no payments have been made under this lease. The initial term of the lease is for 90 months with monthly rental payments varying between approximately $14,000 and $24,000, including common area maintenance charges.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
13.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information for the six months ended June 30, 2021 and 2020 is as follows:

	2021	2020
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$5,534,279	$4,192,165
Non-cash Financing and Investing Activities:
Equipment acquired reflected in accounts payable and accrued liabilities	$1,005,546	$1,228,000
Right-to-use assets in exchange for lease obligations	$2,844,875	$1,723,594

14.	SUBSEQUENT EVENTS

On July 26, 2021, the Company sold an additional 897,445 shares of its common stock under the 2020 Sale Agreement and received net proceeds of approximately $1.5 million, which represents the remaining amount that could be raised under the 2020 Sale Agreement as of June 30, 2021. In accordance with terms of the 2020 Sale Agreement, the 2020 Sale Agreement automatically terminated upon the foregoing sale of common stock.

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

We manufacture these products at our FDA-licensed, plasma fractionation and purification facility located in Boca Raton, Florida with a peak annual processing capability of up to 600,000 liters (the “Boca Facility”). Based on current production yields, our ongoing supply chain enhancements and capacity expansion initiatives, we believe this facility has the potential to produce quantities of our immune globulin (“IG”) products of more than $250 million in annual revenue beginning in 2024 and potentially in excess of $300 million of annual revenue thereafter, as well as achieving profitability during the first quarter of 2024, as we ramp-up production over the next three to five years. We anticipate exiting 2021 approaching an annualized revenue run rate of approximately $100 million or more.

Through our ADMA BioCenters subsidiary, we currently operate FDA-licensed source plasma collection facilities in the U.S. This business unit, which we refer to as our Plasma Collection Centers business segment, provides us with a portion of our blood plasma for the manufacture of our products and product candidates, and also allows us to sell certain quantities of source plasma to customers for further manufacturing. As a part of our planned supply chain robustness initiative, we have opened four new plasma collection centers during the past 18 months, and we now have eight plasma collection centers in various stages of approval and development, including five that are fully operational and collecting plasma. With respect to our fully operational plasma collection centers, two plasma collection centers currently hold FDA licenses, while a third collection center has a Biologics License Application (“BLA”) under review pending FDA approval. In addition, one of our FDA-approved plasma collection centers also has approvals from the Korean Ministry of Food and Drug Safety (“MFDS”), as well as FDA approval to operate a Hepatitis B immunization program. After giving effect to the progress we made in 2020 and thus far in 2021 with our plasma collection network expansion, we believe we remain on track to achieve our goal of having 10 or more plasma collection centers operating in the U.S. by 2024. A typical plasma collection center, such as those operated by ADMA BioCenters, can collect approximately 30,000 to 50,000 liters of source plasma annually, which may be sold for different prices depending upon the type of plasma, quantity of purchase and market conditions at the time of sale. Plasma collected from ADMA BioCenters’ facilities that is not used to manufacture our products or product candidates is sold to third-party customers in the U.S. and in other locations outside the U.S. where we are approved under supply agreements or in the open “spot” market.

Index
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

Recent Developments

On July 20, 2021, we announced that the FDA completed a Pre-Approval Inspection of the Boca Facility related to our application for approval of our Vanrx SA25 aseptic fill-finish machine and our related internal fill-finish processes, the drug product component of our manufacturing process. The inspection concluded successfully with no Form 483 observations. The FDA review of our regulatory filing related to approval of the new fill-finish machine remains ongoing, with anticipated regulatory approval in the second half of 2021.  The anticipated approval would provide us with internal fill-finish production capabilities for our commercial products, which is expected to result in greater patient supply consistency and, coupled with the approval of our expanded plasma pool production scale process that we received earlier this year as discussed below, significantly improved operational efficiencies and gross margins.

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

On April 28, 2021, we announced that the FDA granted approval for our expanded IVIG plasma pool production scale process, allowing for a 4,400-liter plasma pool for the manufacture of our commercial product BIVIGAM. We expect this increased IVIG plasma pool scale, which will allow us to produce BIVIGAM at an expanded capacity, will utilize the same equipment, release testing assays and labor force, and to have a favorable impact on our gross margins and operating results, potentially beginning late in the fourth quarter of 2021.

On April 26, 2021, we announced the opening of our fourth plasma collection facility in the U.S. Pursuant to updated FDA guidance to obtain approval for plasma collection centers, sponsors are now required to collect plasma donations for three months prior to submitting a BLA filing. Accordingly, we filed a BLA for this plasma collection facility during the third quarter of 2021. Prior to receiving FDA approval, ADMA is permitted to collect plasma donations at this site and upon receipt of FDA approval we can utilize the plasma collected for further use in our IVIG manufacturing operations or for third party sale.

Index
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

On April 28, 2021, we announced that the FDA has granted approval for our expanded plasma pool production scale process, allowing for a 4,400-liter plasma pool for the manufacture of our BIVIGAM IVIG product. We expect this increased IVIG plasma pool scale, which will allow us to produce BIVIGAM at an expanded capacity, will utilize the same equipment, release testing assays and labor force, and to have a favorable impact on our gross margins and operating results, potentially beginning late in the fourth quarter of 2021.

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

ASCENIV is approved for the treatment of Primary Immune Deficiency Disorder (“PIDD”), a class of inherited genetic disorders that causes a deficient or absent immune system in adults and adolescents (12 to 17 years of age). Our pivotal Phase 3 clinical trial in 59 PIDD patients met the primary endpoint of no Serious Bacterial Infections reported during 12 months of treatment. Secondary efficacy endpoints further demonstrated the benefits of ASCENIV in the low incidence of infection, therapeutic antibiotic use, days missed from work/school/daycare and unscheduled medical visits and hospitalizations. We believe this clinical data together with the FDA approval for the treatment of PIDD better positions ADMA to further evaluate ASCENIV in immune-compromised patients infected with or at-risk for RSV infection or potentially other respiratory viral pathogens. Due to the COVID-19 pandemic, our plans have been delayed.  In the future however, we plan to work with the FDA and the immunology and infectious disease community to design an appropriate clinical trial to evaluate the use of ASCENIV in this patient population. Commercial sales of ASCENIV commenced in October of 2019.

Index
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

IMPACT OF THE COVID-19 CRISIS

We continue to closely monitor ongoing developments in connection with the COVID-19 global pandemic, including the emergence of the Delta variant and other resistant strains of the novel coronavirus, and its impacts to our commercial and manufacturing operations and plasma collection facilities, including but not limited to potential disruptions to our supply chain operations, including collections of source plasma, procurement of raw materials and packaging materials, a portion of which are sourced internationally, and testing of finished drug product that is required prior to its availability for commercial sale.  Such testing has historically been performed by contract laboratories outside the United States. In addition, travel and other restrictions that have been implemented in the United States have impacted our commercial engagement efforts with respect to some of our products, including BIVIGAM and ASCENIV, as trade shows, industry and medical conferences and other events we had been planning to utilize and exhibit and attend with our staff to increase awareness of our products by physicians and payers remain subject to reduction in scope, rescheduling or outright cancellation due to the pandemic.

We had experienced some delays with our third-party vendors and testing laboratories which perform final drug product GMP release testing. In response to these delays, we added additional release testing laboratories to our FDA approved consortium listed in our drug approval documents which we believe has adequately addressed this issue. In July 2020, we began receiving FDA lot releases with testing data from our new testing laboratory vendor. In addition, due to a combination of previous state and local “shelter-in-place” orders, as well as government stimulus packages, persisting social distancing measures and varying roll-outs of vaccinations by state, we have been experiencing lower than normal donor collections at our FDA-approved plasma collection centers. We were also subject to delays in shipments of source plasma from our contracted third-party suppliers, as well as delays in deliveries for personal protective equipment, reagents and other non-plasma raw materials and supplies used in the manufacture and distribution of our products. We are also subject to supply chain delays as a result of certain of our suppliers diverting significant resources towards the rapid development and distribution of COVID-19 vaccines and, as a result, we may elect to carry more raw materials inventory than we have in the past. In addition, we have also experienced challenges with respect to our customer engagement initiatives, as our sales and medical affairs field forces face difficulties communicating directly with physicians and other healthcare professionals and the cancellation or postponement of a number of key scientific and medical conferences, further limiting our ability to communicate with potential customers.  We have implemented a comprehensive suite of virtual engagement initiatives, though clinician engagement remains lower due to continuing COVID-19-related priorities at U.S. medical centers.

The pandemic could further impact our ability to interact with the FDA or other regulatory authorities and may result in delays in the conduct of inspections or review of pending applications or submissions.  During the second quarter of 2021, we were notified by the FDA that our submission for the approval of our in-house fill-finish process utilizing our Vanrx SA25 Workcell aseptic filling machine will require a site inspection, either in person or virtually. Although the inspection was completed in July of 2021, the FDA’s review of our regulatory filing with respect to our in-house fill-finish process and new aseptic filling machine remains ongoing. Although we anticipate receiving regulatory approval of this submission in the second half of 2021, no assurances can be provided as to the timing for completion of this FDA review or any other regulatory submissions or applications that may be impacted by restrictions related to COVID-19.

Index
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

Revenue Recognition

Revenues for the six months ended June 30, 2021 and 2020 are comprised of (i) revenues from the sale of our FDA-approved immunoglobulin products, (ii) product revenues from the sale of human plasma collected from our Plasma Collection Centers business segment, (iii) product revenues from the sale of intermediate fractions, (iv) contract manufacturing and testing revenue from certain clients, and (v) license revenues attributable to the out-licensing of ASCENIV in December 2012 to Biotest AG (“Biotest”) to market and sell this product in Europe and selected countries in North Africa and the Middle East. Biotest has provided us with certain services and financial payments in accordance with the related Biotest license agreement and is obligated to pay us certain amounts in the future if certain milestones are achieved. Deferred revenue is amortized into income over the term of the Biotest license, representing a period of approximately 22 years.

Index
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

For the six months ended June 30, 2021, five customers, BioCARE, Inc. (“BioCare”), Biolife Plasma Services, L.P. (“Biolife”), Reliance Life Sciences Pvt Limited (“Reliance”), Priority Healthcare Distribution, Inc. (“Curascript”) and AmerisourceBergen Drug Corporation (“AmerisourceBergen”) represented an aggregate of 85% of our consolidated revenues. For the six months ended June 30, 2020, BioCare, Biolife and Reliance represented an aggregate of 81% of our consolidated revenues.

Accounts Receivable

Accounts receivable are reported at realizable value, net of allowances for contractual credits and doubtful accounts, which are recognized in the period the related revenue is recorded. We extend credit to our customers based upon an evaluation of each customer’s financial condition and credit history. Evaluations of the financial condition and associated credit risk of customers are performed on an ongoing basis. Based on these evaluations, we have concluded that our credit risk is minimal.

Cost of Product Revenue

Cost of product revenue includes costs associated with the manufacture of the Company’s FDA approved products, intermediates and the sale of human source plasma, as well as expenses related to conformance batch production, process development and scientific and technical operations when these operations are attributable to marketed products. When the activities of these operations are attributable to new products in development, their expenses are classified as research and development expenses.

As a manufacturer of biological products, we are subject to the risks inherent in biological production, which could include normal course losses and failures inherent in the manufacturing process. As our biologics production levels increase there may be normal course inventory losses as we ensure product quality and compliance with current Good Manufacturing Practices (“cGMP”), FDA, state and local regulations, or due to testing results not meeting specifications. Such losses are charged to cost of product revenue in the period they are incurred.

Stock-Based Compensation

All equity-based payments, including grants of stock options and restricted stock units (“RSUs”) are recognized at their estimated fair value at the grant date, and compensation expense is recognized on a straight-line basis over the grantee’s requisite vesting period. During the six months ended June 30, 2021, we granted RSUs to certain members of our management and employees representing an aggregate 542,244 shares of common stock, and during the six months ended June 30, 2020, we granted RSUs to members of our Board of Directors and certain members of our management and employees representing an aggregate of 341,000 shares of common stock. For the purpose of valuing stock options granted to our employees, directors and officers, we use the Black-Scholes option pricing model. We granted options to purchase an aggregate of 1,658,050 and 1,232,500 shares of common stock to management, employees and directors during the six months ended June 30, 2021 and 2020, respectively. To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of the grant with a term consistent with the expected term of our awards. The expected term of the options granted is in accordance with SEC Staff Accounting Bulletins 107 and 110, and is based on the average between vesting terms and contractual terms. The expected dividend yield reflects our current and expected future policy for dividends on our common stock. The expected stock price volatility for our stock options was calculated by examining the historical volatility of our common stock since our common stock became publicly traded in the fourth quarter of 2013. We will continue to analyze the expected stock price volatility and expected term assumptions and will adjust our Black-Scholes option pricing assumptions as appropriate. In accordance with ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), we have elected not to establish a forfeiture rate, as stock-based compensation expense related to forfeitures of unvested stock options is fully reversed at the time of forfeiture.

Index
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

Impairment of Long-Lived Assets

We assess the recoverability of our long-lived assets, which include property and equipment and finite-lived intangible assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s carrying value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the six months ended June 30, 2021 and 2020, we determined that there was no impairment of our long-lived assets.

Goodwill is not amortized, but is assessed for impairment on an annual basis or more frequently if impairment indicators exist. We have the option to perform a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of the reporting unit associated with the goodwill is less than its carrying amount, including goodwill and other intangible assets. If we conclude that this is the case, then we must perform a goodwill impairment test by comparing the fair value of the reporting unit to its carrying value.  An impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value, with the impairment loss recognized not to exceed the total amount of goodwill allocated to that reporting unit.  We did not recognize any impairment charges related to goodwill for the six months ended June 30, 2021 and 2020.

Index
Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”), which requires financial assets to be presented at the net amount expected to be collected, with an allowance for credit losses to be deducted from the amortized cost basis of the financial asset such that the net carrying value of the asset is presented as the amount expected to be collected. Under ASU 2016-13, the entity’s statement of operations is required to reflect the measurement of credit losses for newly recognized financial assets, as well as expected increases or decreases in expected credit losses that have taken place during the period. For public business entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019.  We adopted ASU 2016-13 on January 1, 2020, and the adoption of this update did not have a significant impact on our consolidated financial statements.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

The following table presents a summary of the changes in our results of operations for the three months ended June 30, 2021, our second fiscal quarter, compared to the three months ended June 30, 2020:

	Three Months Ended June 30,
	2021	2020	Increase (Decrease)
Revenues	$17,830,590	$7,787,594	$10,042,996
Cost of product revenue (exclusive of amortization expense shown below)	18,832,624	13,495,629	5,336,995
Gross loss	(1,002,034)	(5,708,035)	4,706,001
Research and development expenses	1,158,866	1,656,420	(497,554)
Plasma center operating expenses	2,803,326	877,902	1,925,424
Amortization of intangibles	178,838	178,838	-
Selling, general and administrative expenses	10,438,168	8,702,630	1,735,538
Loss from operations	(15,581,232)	(17,123,825)	1,542,593
Interest expense	(3,246,680)	(3,067,306)	(179,374)
Other (expense) income, net	(77,391)	13,040	(90,431)
Net loss	$(18,905,303)	$(20,178,091)	$1,272,788

Revenues

We recorded total revenues of $17.8 million during the three months ended June 30, 2021, as compared to $7.8 million during the three months ended June 30, 2020, an increase of $10.0 million, or approximately 130%. The increase is due to increased sales of our immunoglobulin products generated by our Boca Facility manufacturing operations in 2021.

Our revenues for the second quarter of 2021 as compared to the same period of a year ago were favorably impacted by the continued commercial scale-up, expanding customer base at both our ADMA BioManufacturing and ADMA BioCenters plasma collection center business segments and physician/payer acceptance of BIVIGAM and ASCENIV following these products’ FDA approvals on May 9, 2019 and April 1, 2019, respectively, while we continued to benefit from the manufacturing and supply agreement we entered into in January 2020 to produce and sell intermediate fractions to a certain customer. In addition, revenues in the second quarter of 2020 were negatively impacted by COVID-19-related delays with some of our third-party vendors and testing laboratories which perform final drug product GMP release testing. In response to these delays, we added additional release testing laboratories to our FDA approved consortium listed in our drug approval documents which we believe has adequately addressed this issue.

Cost of Product Revenue

Cost of product revenue was $18.8 million for the three months ended June 30, 2021, as compared to $13.5 million for the three months ended June 30, 2020. This increase reflects higher product revenue costs in 2021 of $7.6 million corresponding to the increase in immunoglobulin revenues, partially offset by the absence of conformance batch production expenses in 2020 of $3.2 million.

Index
Research and Development Expenses

R&D expenses totaled $1.2 million for the three months ended June 30, 2021, as compared to $1.7 million for the three months ended June 30, 2020. The decrease is primarily due to reduced compensation costs associated with R&D activities during the quarter of $0.3 million, and the absence of $0.2 million of non-recurring costs incurred in 2020 associated with our participation in a third-party clinical research project.

Plasma Center Operating Expenses

Plasma center operating expenses were $2.8 million for the three months ended June 30, 2021, as compared to $0.9 million for the three months ended June 30, 2020. Plasma center operating expenses consist of certain general and administrative plasma center costs, including rent, maintenance, utilities, compensation and benefits for center and administrative staff, advertising and promotion expenses and computer software fees related to donor collections. The increase in plasma center operating expenses is mainly attributable to increased staffing and travel expenses related to our plasma center expansion activities. We had four plasma collection centers in operation during the second quarter of 2021, as compared to one plasma collection center in operation during the second quarter of 2020. We also had four other plasma collection centers in various stages of construction or development during the second quarter of 2021.

Amortization of Intangibles

Amortization expense pertains to the amortization of intangible assets acquired in the Biotest Transaction and was $0.2 million for the three months ended June 30, 2021 and 2020.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $10.4 million for the three months ended June 30, 2021, an increase of $1.7 million from the three months ended June 30, 2020. The increase was primarily due to higher employee compensation and related expenses of $1.2 million related to staffing increases, largely in support of our commercialization efforts for BIVIGAM and ASCENIV and increased insurance expense of $0.3 million. In addition, in connection with the resignation of our former Chief Medical Officer in the second quarter of 2021, we recognized an expense and corresponding liability in the amount of $0.8 million for estimated payments we expect to make under a separation and transition agreement. These increases were partially offset by lower third-party market intelligence and consulting fees associated with our ASCENIV commercialization efforts.

Loss from Operations

Our operating loss was $15.6 million for the second quarter of 2021, as compared to $17.1 million for the second quarter of 2020. The $1.5 million decrease in operating loss was mainly due to the significant narrowing of our gross loss of $4.7 million and the reduction in R&D expenses, partially offset by the increases in SG&A and plasma center operating expenses.

Interest Expense

Interest expense increased by approximately $0.2 million for the three months ended June 30, 2021 as compared to the same period of a year ago. The increase reflects the refinancing of $15 million of subordinated debt in December 2020 whereby the interest rate increased from 6% to 11% per annum, as the maturity date on this indebtedness was extended from June 2022 to March 2024 (see “Liquidity and Capital Resources”).

Net Loss

Our net loss was $18.9 million for the three months ended June 30, 2021, as compared to $20.2 million for the three months ended June 30, 2020.  The $1.3 million decrease in net loss was primarily due to the decreased operating loss for the quarter of $1.5 million, partially offset by the increase in interest expense.

Index
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

The following table presents a summary of the changes in our results of operations for the six months ended June 30, 2021, compared to the six months ended June 30, 2020:

	Six Months Ended June 30,
	2021	2020	Increase (Decrease)
Revenues	$33,879,208	$17,987,338	$15,891,870
Cost of product revenue (exclusive of amortization expense shown below)	36,602,746	30,324,855	6,277,891
Gross loss	(2,723,538)	(12,337,517)	9,613,979
Research and development expenses	2,146,515	3,185,158	(1,038,643)
Plasma center operating expenses	5,045,669	1,378,546	3,667,123
Amortization of intangibles	357,676	357,676	-
Selling, general and administrative expenses	20,472,083	16,634,714	3,837,369
Loss from operations	(30,745,481)	(33,893,611)	3,148,130
Interest expense	(6,442,430)	(5,784,397)	(658,033)
Other (expense) income, net	(97,333)	254,687	(352,020)
Net loss	$(37,285,244)	$(39,423,321)	$2,138,077

Revenues

We recorded total revenues of $33.9 million during the six months ended June 30, 2021, as compared to $18.0 million during the six months ended June 30, 2020, an increase of $15.9 million, or approximately 88%. The increase is due to increased sales of our immunoglobulin products generated by our Boca Facility manufacturing operations in 2021, largely driven by the expansion of our customer base at both of our business segments that took place subsequent to June 30, 2020.

Our revenues for the first six months of 2021 as compared to the same period of a year ago were favorably impacted by the continued commercial scale-up and increasing physician/payer acceptance of BIVIGAM and ASCENIV following these products’ FDA approvals on May 9, 2019 and April 1, 2019, respectively, while we also continued to benefit from the manufacturing and supply agreement we entered into in January 2020 to produce and sell intermediate fractions to a certain customer. Revenues in the first six months of 2021 were also favorably impacted by the approvals we received from the FDA to implement a Hepatitis B immunization program at one of our FDA-approved plasma collection centers and from MFDS for the sale of source plasma into South Korea.

Cost of Product Revenue

Cost of product revenue was $36.6 million for the six months ended June 30, 2021, as compared to $30.3 million for the six months ended June 30, 2020. This increase reflects higher product revenue costs in 2021 of $13.6 million corresponding to the increase in immunoglobulin revenues, partially offset by the absence of conformance batch production expenses in 2020 of $7.3 million. The lack of such expenses in 2021, combined with the increase in revenues, resulted in a reduction of our gross loss in the amount of $9.6 million, or 78%, in the first half of 2021 as compared to the first half of 2020.

Research and Development Expenses

R&D expenses totaled $2.1 million for the six months ended June 30, 2021, as compared to $3.2 million for the six months ended June 30, 2020. R&D expenses in 2020 included non-recurring charges of $0.4 million related to a study we conducted to potentially extend ASCENIV’s approved and labeled expiration dating, and $0.2 million related to our participation in a third-party clinical research project. We also experienced a reduction in R&D related compensation expenses due to the resignation of our former Chief Medical Officer on June 8, 2021.

Plasma Center Operating Expenses

Plasma center operating expenses were $5.0 million for the six months ended June 30, 2021, as compared to $1.4 million for the six months ended June 30, 2020. The increase in plasma center operating expenses is mainly attributable to increased staffing and related expenses, including travel expenses, of $2.3 million, as well as increases in rent expense of $0.4 million, depreciation expense of $0.3 million, donor fees of $0.2 million, advertising expenses of $0.1 million and utilities of $0.1 million, all related to our plasma center expansion activities.

Index
Amortization of Intangibles

Amortization expense pertains to the amortization of intangible assets acquired in the Biotest Transaction and was $0.4 million for the six months ended June 30, 2021 and 2020.

Selling, General and Administrative Expenses

SG&A expenses were $20.5 million for the six months ended June 30, 2021, an increase of $3.8 million from the six months ended June 30, 2020. The increase was primarily due to higher employee compensation and related expenses of $2.2 million related to staffing increases, largely in support of our commercialization efforts for BIVIGAM and ASCENIV, recognition of the $0.8 million related to the separation and transition agreement with our former Chief Medical Officer and $0.7 million of increased insurance expense.

Loss from Operations

Our operating loss was $30.7 million for the first six months of 2021, as compared to $33.9 million for the first six months of 2020. The $3.1 million decrease in operating loss was mainly due to the increase in revenues and corresponding reduction in gross loss and decrease in R&D expenses, partially offset by the increases in SG&A and plasma center operating expenses.

Interest Expense

Interest expense was $6.4 million for the six months ended June 30, 2021, as compared to $5.8 million for the six months ended June 30, 2020. The increase reflects the additional interest expense associated with the Perceptive Tranche III Loan which we drew down on March 20, 2020, as well as the higher interest on the $15 million note formerly due to Biotest that we refinanced in December 2020 (see “Liquidity and Capital Resources”).

Net Loss

Our net loss was $37.3 million for the six months ended June 30, 2021, as compared to $39.4 million for the six months ended June 30, 2020.  The decrease in net loss of $2.1 million was primarily due to the decreased operating loss for the quarter of $3.1 million, the increase in interest expense of $0.7 million, and the decrease in interest income of $0.2 million due to the reduction of interest rates that took place during the first quarter of 2020.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2021, we had working capital of $153.2 million, including cash and cash equivalents of $42.4 million, and stockholders’ equity of $111.6 million, as compared to working capital of $133.8 million, including cash and cash equivalents of $55.9 million, and stockholders’ equity of $88.2 million as of December 31, 2020. We have incurred an accumulated deficit of $377.8 million since inception, had negative cash flows from operations of $65.5 million and $45.9 million for the six months ended June 30, 2021 and 2020, respectively, and negative cash flows from operations of $102.0 million and $76.2 million for the years ended December 31, 2020 and 2019, respectively. We have funded our operations over the past few years primarily from the sale of our equity and debt securities.

We expect to continue to spend substantial amounts on procurement of raw material plasma and other raw materials necessary to scale up our manufacturing operations, commercial product launches, capacity expansion at the Boca Facility, building additional plasma collection facilities, product development, quality assurance, regulatory affairs and conducting clinical trials for our product candidates and purchasing clinical trial materials, some of which may be required by the FDA. In addition, our end-to-end production cycle from procurement of raw materials to commercial release of finished product can take between seven and 12 months or potentially longer, requiring substantial investments in raw material plasma and other manufacturing materials. We expect that we will not be able to generate a sufficient amount of product revenue to achieve profitability until the beginning of 2024 and, as a result, we expect that we will need to continue to finance our operations through additional equity or debt financings or through corporate collaboration and licensing arrangements. Based upon our projected revenues and projected expenditures, including capital expenditures and continued implementation of our commercialization and expansion activities, we currently believe that our cash, cash equivalents, projected revenue and accounts receivable will be sufficient to fund our operations, as currently conducted, into the fourth quarter of 2021. In order to have sufficient cash to fund our operations thereafter, we will need to raise additional capital before the end of the fourth quarter of 2021. These estimates and timeframes may change based upon several factors, including the success of our commercial manufacturing ramp-up activities, the acceptability and reimbursement of BIVIGAM and ASCENIV by physicians, patients or payers, and the various financing options that may be available to us. We currently have no firm commitments for additional financing, and there can be no assurances that we will be able to secure additional financing on terms that are acceptable to us, or at all. Furthermore, if our assumptions underlying our estimated expenses and revenues are incorrect, we may have to raise additional capital sooner than currently anticipated.

Index
On May 28, 2021, we entered into an Open Market Sale AgreementSM (the “2021 Sale Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which we may offer and sell, from time to time, at our option, through or to Jefferies, up to an aggregate of $50,000,000 of shares of our common stock. We intend to use the net proceeds from any offering under the 2021 Sale Agreement for general corporate purposes, including procurement of raw materials, source plasma, supply chain initiatives and production expenditures, funding expansion of plasma centers, working capital, capital expenditures, expansion and resources for commercialization activities, and other potential research and development and business opportunities. We may decide to utilize the 2021 Sale Agreement from time to time in order to supplement our cash resources and fund our operations beyond the fourth quarter of 2021. As of the date of this report, there have been no sales of common stock under the 2021 Sale Agreement.

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

Due to numerous risks and uncertainties associated with the COVID-19 pandemic, FDA reviews, inspections and approvals related to our products and processes, patient/payer acceptance of our products, ongoing compliance and maintenance requirements and capacity expansion efforts at the Boca Facility, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures required to fund our commercialization and other development activities. Our current estimates may be subject to change as circumstances regarding our business requirements evolve and are also subject to the effect of potential new government orders, policies and procedures that we must comply with which are outside of our control.  As such, these factors raise substantial doubt about our ability to continue as a going concern.

We may decide to raise capital through public or private equity offerings or debt financings, obtain a bank credit facility or enter into corporate collaboration and licensing arrangements. The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders and, in such event, the market value of our common stock may decline. The incurrence of additional indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations or other financing alternatives. In addition, we are exploring additional contract manufacturing arrangements and other business development opportunities, which may provide additional liquidity to us. We are also considering alternative business opportunities to maximize stockholder value including, for example, the acquisition or sale of specific assets or businesses, collaboration and/or license agreements or co-development agreements.

On August 5, 2020, we entered into an Open Market Sale Agreement (the “2020 Sale Agreement”) with Jefferies, pursuant to which we could offer and sell, from time to time, at our option, through or to Jefferies, up to an aggregate of $50 million of shares of our common stock. On November 5, 2020 and February 3, 2021, we and Jefferies entered into amendments to the 2020 Sale Agreement (as amended, the “Amended 2020 Sale Agreement”) to provide for an increase in the aggregate offering amount under the Amended 2020 Sale Agreement, such that, as of February 3, 2021, we could sell shares having a gross aggregate offering price of up to $105.4 million.

Index
For the year ended December 31, 2020, we sold 18,537,907 shares of our common stock under the Amended 2020 Sale Agreement and received net proceeds in the amount of $42.5 million.  During the six months ended June 30, 2021, we sold an additional 26,907,753 shares of our common stock and received net proceeds of $59.1 million, and during July of 2021 we sold an additional 897,445 shares of our common stock under the Amended 2020 Sale Agreement and received net proceeds of approximately $1.5 million. As of the date of this report, we cannot raise any additional funds under the Amended 2020 Sale Agreement. The net proceeds from this offering were or are being used for general corporate purposes, which may include (i) the procurement of raw materials for the manufacturing of BIVIGAM and ASCENIV; (ii) supporting the ongoing commercial sales of our IVIG products; (iii) expanding the manufacturing capacity of our Boca Facility, including supply chain functions, and enhancing the robustness of our supply chain oversight; (iv) expanding our plasma collection facility network; and (v) research and development and business development opportunities.

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

Borrowings under the Perceptive Credit Agreement bear interest at a rate per annum equal to 7.5% plus the greater of (i) one-month LIBOR and (ii) 3.5%; provided, however, that upon, and during the continuance of, an Event of Default, the interest rate will automatically increase by an additional 400 basis points. Accrued interest of approximately $0.9 million per month is payable to Perceptive on the last day of each month during the term of the Perceptive Credit Facility.  The rate of interest in effect as of the Perceptive Closing Date and at June 30, 2021 was 11.0%.

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

Index
All of our obligations under the Perceptive Credit Agreement are secured by a first-priority lien and security interest in substantially all of our tangible and intangible assets, including intellectual property and all of the equity interests in our subsidiaries. The Perceptive Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The negative covenants restrict or limit our ability and that of our subsidiaries to, among other things and subject to certain exceptions contained in the Perceptive Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to our or our subsidiaries’ business activities; make certain Investments or Restricted Payments (each as defined in the Perceptive Credit Agreement); change our fiscal year; pay dividends; repay other certain indebtedness; engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that have the impact of restricting our ability to make loan repayments under the Perceptive Credit Agreement. In addition, we must (i) at all times prior to the Maturity Date maintain a minimum cash balance of $3.0 million; and (ii) as of the last day of each fiscal quarter commencing with the fiscal quarter ended June 30, 2019, report revenues for the trailing 12-month period that exceed the amounts set forth in the Perceptive Credit Agreement, which range from $37.3 million for the fiscal quarter ended June 30, 2021 to $55.0 million for the fiscal quarter ending December 31, 2021. At June 30, 2021, we were in compliance with all of the covenants contained in the Perceptive Credit Agreement.

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

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:
	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(65,491,363)	$(45,931,435)
Net cash used in investing activities	(7,046,735)	(6,241,284)
Net cash provided by financing activities	59,025,904	101,201,706
Net change in cash and cash equivalents	(13,512,194)	49,028,987

Cash and cash equivalents - beginning of period	55,921,152	26,752,135
Cash and cash equivalents - end of period	$42,408,958	$75,781,122

Net Cash Used in Operating Activities

Cash used in operations for the six months ended June 30, 2021 was $65.5 million, an increase of $19.6 million from the same period of a year ago, mainly due to an increases in inventory and accounts receivable. The following table illustrates the primary components of our cash flows from operations:

	Six Months Ended June 30,
	2021	2020
Net loss	$(37,285,244)	$(39,423,321)
Non-cash expenses, gains and losses	5,057,077	3,873,479
Changes in accounts receivable	(10,307,304)	(3,044,246)
Changes in inventories	(18,164,144)	(2,936,614)
Changes in prepaid expenses and other current assets	(2,655,397)	(2,159,834)
Changes in accounts payable and accrued expenses	(1,925,710)	(1,865,637)
Other	(210,641)	(375,262)
Cash used in operations	$(65,491,363)	$(45,931,435)

Index
Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ending June 30, 2021 was $7.0 million, which primarily consisted of $4.3 million for the construction and buildout of new plasma centers and related equipment and capital expenditures at the Boca Facility of $2.7 million, which includes equipment purchases and implementation of our in-house fill/finish capabilities. Cash used in investing activities of $6.2 million for the six months ended June 30, 2020 was mainly attributable to capital expenditures at the Boca Facility. Although we have no specific material commitments for capital expenditures as of June 30, 2021, we expect our total capital expenditures will be between $6.0 million and $12.0 million for the remainder of fiscal 2021.

Net Cash Provided by Financing Activities

Cash provided by financing activities was $59.0 million for the six months ended June 30, 2021 and primarily consisted of proceeds received from the Amended Sale Agreement.  Cash provided by financing activities of $101.2 million for the same period of a year ago was comprised of $88.7 million of net proceeds received from our underwritten public offering in February 2020 and $12.5 million of proceeds from the Perceptive Tranche III Loan received in March 2020.

Effect of Inflation

Inflation or changing prices did not have a significant impact on our net revenues, operating expenses or net loss for the six months ended June 30, 2021 or in 2020 or 2019.

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

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of June 30, 2021. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of June 30, 2021 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
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

Index
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

Index
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

We currently anticipate, based upon our projected revenue and expenditures, that our current cash, cash equivalents and accounts receivable will be sufficient to fund our operations into the fourth quarter of 2021. This time frame may change based upon how quickly we are able to execute on our commercialization efforts and operational initiatives. However, if the assumptions underlying our estimated revenues and expenses prove to be incorrect, we may have to raise additional capital sooner than we currently expect. We anticipate that we will not be able to generate a sufficient amount of product revenue to achieve profitability until the beginning of 2024 and, as a result, we anticipate that we will need to continue to finance our operations through additional equity or debt financings or corporate collaboration and licensing arrangements. If we are unable to raise additional capital as needed, we will have to delay, curtail or eliminate our commercialization efforts as well as product development activities. Even if we are able to raise additional capital, such financings may only be available on unattractive terms, resulting in significant dilution of stockholders’ interests and, in such event, the value and potential future market price of our common stock may decline. In addition, if we raise additional funds through license arrangements or through the disposition of any of our assets, it may be necessary to relinquish potentially valuable rights to our product candidates or assets or grant licenses on terms that are not favorable to us.

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

Index
We are currently not profitable and may never become profitable.

We have a history of losses and expect to incur substantial losses and negative operating cash flows into fiscal 2023, and we may never achieve or maintain profitability. For the six months ended June 30, 2021 and 2020, we incurred net losses of $37.3 million and $39.4 million, respectively, and for the years ended December 31, 2020 and 2019, we incurred net losses of $75.7 million and $48.3 million, respectively.  From our inception in 2004 through June 30, 2021, we have incurred an accumulated deficit of $377.8 million. We expect that we will not be able to generate a sufficient amount of product revenue to achieve profitability until the beginning of 2024 and, as a result, we expect that we will need to continue to finance our operations through additional equity or debt financings or corporate collaboration and licensing agreements.  We also expect to continue to incur significant operating and capital expenditures and anticipate that our operating expenses will increase substantially in the foreseeable future as we:

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

The COVID-19 pandemic and efforts to reduce its spread has significantly affected worldwide economic conditions, and could have a material adverse impact on our business, liquidity, financial condition and results of operations

The COVID-19 pandemic, including the Delta variant and other resistant strains of the coronavirus, has the potential to adversely impact several aspects of each of our business segments, our commercial manufacturing operations and plasma collection facilities, including but not limited to potential disruptions to our supply-chain operations, including procurement of raw materials and packaging materials, a portion of which are sourced internationally, and the testing of finished drug product that is required prior to its availability for commercial sale.  Such testing has historically been performed by contract laboratories outside the United States. While we do not believe that the COVID-19 pandemic has significantly affected operations and immunoglobulin production at our Boca Facility or our ADMA BioCenters plasma collection operations at this time, we may experience adverse effects in the future, particularly in light of the recent increase in COVID-19 cases in the State of Florida. For example, our employees becoming ill, the imposition of additional mandatory remote working environments and federal, state and local responses to the pandemic could materially affect the efficiency and pace of our operations and manufacturing at our Boca Facility. Employee or donor illness, if not properly managed, could also impact the quality of our products and product candidates. In addition, travel and other restrictions that have been implemented in the United States could impact our commercial efforts with respect to any of our products, including BIVIGAM and ASCENIV, as trade shows, industry and medical conferences and other events we had been planning to utilize and exhibit and attend with our staff to increase awareness of our products by physicians and payers are subject to limitations, rescheduling or outright cancellation in response to the pandemic. Also, due to a combination of previous state and local “shelter-in-place” orders, as well as government stimulus packages, persisting social distancing measures and varying roll-outs of vaccinations by state, we have experienced, and may experience in the future, lower than expected donor collections at our FDA-licensed plasma collection centers. We were also subject to delays in shipments of source plasma from our contracted third-party suppliers, as well as delays in deliveries for personal protective equipment, reagents and other non-plasma raw materials and supplies used in the manufacture and distribution of our products. We have also experienced supply chain delays as a result of significant resources being diverted towards the rapid development and distribution of COVID-19 vaccines, which could result in our need to carry more inventory that we have in the past, which would put an additional strain on our cash resources.

Index
In the future we may continue to experience pandemic-related challenges with respect to obtaining and manufacturing a sufficient amount of supplies, raw materials, and finished product to meet our need for commercial and clinical product supply.  If we or any of our suppliers or manufacturers are adversely impacted by the pandemic or the restrictions resulting from the outbreak, if they or we cannot obtain the necessary supplies, or if third parties need to prioritize other products or customers over us, including under the Defense Production Act, we may experience future delays or disruptions in our supply chain, which could have a material and adverse impact on our business. Moreover, we, our suppliers, and any third-party manufacturers may also need to implement measures and changes, or deviate from typical requirements, because of the pandemic that may otherwise adversely impact our supply chains or the quality of the resulting products or supplies.  Depending on the change, we may need to obtain FDA pre-approval or otherwise provide the FDA with a notification of the change.

To the extent that we or our partners are conducting clinical trials, the pandemic could cause delays or disruptions in these or future development programs.  By example, the pandemic may result in slower enrollment, the need to suspend enrollment into studies, patient withdrawals, postponement of planned clinical or preclinical studies, redirection of site resources from studies, study modification, suspension, or termination, the introduction of remote study procedures and modified informed consent procedures, study site changes, direct delivery of investigational products to patient homes requiring state licensing, study deviations or noncompliance, and changes or delays in site monitoring.  The foregoing may require that we consult with relevant review and ethics committees, IRBs, and the FDA.  The foregoing may also impact the integrity of our study data.  The effects of the COVID-19 pandemic may also increase the need for clinical trial patient monitoring and regulatory reporting of adverse effects.  The pandemic could further impact our ability to interact with the FDA or other regulatory authorities and may result in delays in the conduct of inspections or review of pending applications or submissions.  During the second quarter of 2021, we were notified by the FDA that our submission for the approval of our in-house fill-finish process utilizing our Vanrx SA25 Workcell aseptic filling machine will require a site inspection, either in person or virtually. Although the inspection was completed in July of 2021, the FDA’s review of our regulatory filing with respect to our in-house fill-finish process and new aseptic filling machine remains ongoing. Although we anticipate receiving regulatory approval of this submission in the second half of 2021, no assurances can be provided as to the timing for completion of this FDA review or any other regulatory submissions or applications that may be impacted by restrictions related to COVID-19 or other circumstances unknown to us presently or that are out of our direct control. Due to the potential impact of the COVID-19 outbreak on clinical trials, drug development, and manufacturing, the FDA issued a number of guidances specifically concerning COVID-19, including guidances with respect to blood and blood components.  The FDA’s guidance is continually evolving.

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

Index
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

•	our third-party fill/finishers could breach or terminate their agreements with us; and

•
our contract fill/finishers may have unacceptable or inconsistent drug product quality success rates and yields, and we have no direct control over our contract fill/finishers’ ability to maintain adequate quality control, quality assurance and qualified personnel.

Index
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

Index
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

Index
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

Index
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

Index
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

Index
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

Index
Our products, and any additional products for which we may obtain marketing approval in the future, could be subject to post-marketing restrictions or withdrawal from the market and we could be subject to substantial penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products following approval.

Our products, and any additional products for which we may obtain marketing approval in the future, could be subject to post-marketing restrictions, new FDA guidance, or other regulatory actions, such as withdrawal from the market. Such products, as well as the manufacturing processes, post-marketing studies and measures, labeling, advertising and promotional activities for such products, among other things, are subject to ongoing regulatory compliance requirements, and oversight, review, and inspection by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, adherence with labeling and promotional requirements and restrictions, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding safeguarding the drug supply chain as well as the distribution of samples to physicians and recordkeeping. For example, the FDA’s approval of our PAS to allow for the commercial relaunch of BIVIGAM requires us to conduct specified post-marketing studies related to our manufacturing controls and processes, and submit specified post-marketing reports to the FDA. If, during the post-marketing period (after marketing approval) previously unknown adverse events, discovery that the product is less effective than previously thought, or other potential concerns regarding our products or their manufacturing processes emerge, or we are observed in any way to fail to comply with the numerous regulatory requirements to which we are subject, those circumstances may yield various results, including:

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

Index
Historically, a few customers have accounted for a significant amount of our total revenue and accounts receivable and the loss of any of these customers could have a material adverse effect on our business, results of operations and financial condition.

For the six months ended June 30, 2021, five customers, BioCare, Biolife, Reliance, Curascript and AmerisourceBergen, represented an aggregate of 85% of our consolidated revenues. For the year ended December 31, 2020, three customers, BioCare, Reliance and Biolife, represented an aggregate of 82% of our consolidated revenues.

As of June 30, 2021, six customers, Curascript, BioCare, 1ST America Infusion Services, LLC, Reliance, Biolife and AmerisourceBergen, represented a total of 94% of our consolidated accounts receivable. As of December 31, 2020, three customers, BioCare, Reliance and Curascript, represented a total of 92% of our consolidated accounts receivable.

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

In addition, as a manufacturer of biological products, we are subject to the risks inherent in biological production, which could include normal course losses and failures inherent in the manufacturing process. As our biologics production levels increase, there may be normal course inventory losses or write-downs as we ensure product quality and compliance with cGMP, FDA, state and local regulations, or due to testing results not meeting specifications. As a result, our operating results are subject to potentially significant variability from one reporting period to the next should such normal course losses occur in any given period.

Index
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

Index
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

Index
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

Patent rights covering our products may become subject to patent litigation. In some cases, manufacturers may seek regulatory approval by submitting their own clinical trial data to obtain marketing approval or choose to launch a generic product “at risk” before the expiration of our patent rights/or before the final resolution of related patent litigation. Enforcement of claims in patent litigation can be very costly, time-consuming and no assurance can be given that we will prevail. In addition, any such litigation may divert our management’s attention from our core business and reduce the resources available for our clinical development, manufacturing and marketing activities, and consequently have a material and adverse effect on our business and prospects, regardless of the outcome. There is no assurance that ASCENIV, or any other of our products for which we are issued a patent, will enjoy market exclusivity for the full time period of the respective patent.

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

Index
Cyberattacks and other security breaches could compromise our proprietary and confidential information, which could harm our business and reputation.

In the ordinary course of our business, we generate, collect and store proprietary information, including intellectual property and business information. The secure storage, maintenance, and transmission of and access to this information is important to our operations and reputation. Computer hackers may attempt to penetrate our computer systems and, if successful, misappropriate our proprietary and confidential information including e-mails and other electronic communications. Further, while many of our employees and certain suppliers with whom we do business operate in a remote working environment during the COVID-19 pandemic, the risk of cybersecurity attacks and data breaches, particularly through phishing attempts, may be increased as we and third parties with whom we interact leverage our IT infrastructure in unanticipated ways during the ongoing COVID-19 pandemic. In addition, an employee, contractor, or other third party with whom we do business may attempt to obtain such information, and may purposefully or inadvertently cause a breach involving such information. While we have certain safeguards in place to reduce the risk of and detect cyberattacks, including a Company-wide cybersecurity policy, our information technology networks and infrastructure may be vulnerable to unpermitted access by hackers or other breaches, or employee error or malfeasance. Any such compromise of our data security and access to, or public disclosure or loss of, confidential business or proprietary information could disrupt our operations, damage our reputation, provide our competitors with valuable information and subject us to additional costs, which could adversely affect our business.

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

Index
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

Index
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

Index
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

Index
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

Index
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

Index
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

Corporate responsibility, specifically related to environmental, social and governance (“ESG”) matters, may impose additional costs and expose us to new risks.

Public ESG and sustainability reporting is becoming more broadly expected by investors, stockholders and other third parties. Certain organizations that provide corporate governance and other corporate risk information to investors and stockholders have developed, and others may in the future develop, scores and ratings to evaluate companies and investment funds based upon ESG or “sustainability” metrics. Many investment funds focus on positive ESG business practices and sustainability scores when making investments and may consider a company’s ESG or sustainability scores as a reputational or other factor in making an investment decision. In addition, investors, particularly institutional investors, use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with such company to improve ESG disclosure or performance and may also make voting decisions, or take other actions, to hold these companies and their boards of directors accountable. Board diversity is an ESG topic that is, in particular, receiving heightened attention by investors, stockholders, lawmakers and listing exchanges. Certain states have passed laws requiring companies to meet certain gender and ethnic diversity requirements on their boards of directors. We may face reputational damage in the event our corporate responsibility initiatives or objectives, including with respect to board diversity, do not meet the standards set by our investors, stockholders, lawmakers, listing exchanges or other constituencies, or if we are unable to achieve an acceptable ESG or sustainability rating from third-party rating services. A low ESG or sustainability rating by a third-party rating service could also result in the exclusion of our common stock from consideration by certain investors who may elect to invest with our competition instead. Ongoing focus on corporate responsibility matters by investors and other parties as described above may impose additional costs or expose us to new risks.

Index
Risks Relating to our Finances, Capital Requirements and Other Financial Matters

We require additional funding and may be unable to raise capital when needed, which would force us to delay, curtail or eliminate one or more of our research and development programs or commercialization efforts.

Our operations have consumed substantial amounts of cash since inception. For the six months ended June 30, 2021 and 2020, we had negative cash flows from operations of $65.5 million and $45.9 million, respectively, and for the years ended December 31, 2020 and 2019, we had negative cash flows from operations of approximately $102.0 million and $76.2 million, respectively. We expect to continue to spend substantial amounts on procurement of raw material plasma and other raw materials necessary to scale up our manufacturing operations, commercial product launches, capacity expansion at the Boca Facility, building additional plasma collection facilities, product development, quality assurance, regulatory affairs and conducting clinical trials for our product candidates and purchasing clinical trial materials, some of which may be required by the FDA. In addition, our end-to-end production cycle from procurement of raw materials to commercial release of finished product can take between seven and 12 months or potentially longer, requiring substantial investments in raw material plasma and other manufacturing materials. We expect that we will not be able to generate a sufficient amount of product revenue to achieve profitability until the beginning of 2024 and, as a result, we expect that we will need to continue to finance our operations through additional equity or debt financings or corporate collaboration and licensing agreements.  We currently anticipate, based upon our projected revenue and expenditures, that our current cash, cash equivalents and accounts receivable will be sufficient to fund our operations, as currently conducted, into the fourth quarter of 2021. In order to have sufficient cash to fund our operations thereafter, we will need to raise additional equity or debt financing before the end of the fourth quarter of 2021. This time frame may change based upon how quickly we are able to execute on our operational initiatives and the various financing options that may be available to us in 2021. However, if the assumptions underlying our estimated expenses prove to be incorrect, we may have to raise additional capital sooner than we currently expect. Until such time, if ever, as we can generate a sufficient amount of product revenue to achieve profitability, we expect to continue to finance our operations through additional equity or debt financings or corporate collaboration and licensing arrangements. If we are unable to raise additional capital as needed, including due to widespread liquidity constraints or significant market instability that could result from the COVID-19 pandemic, we will have to delay, curtail or eliminate our commercialization efforts or our product development activities.

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

Index
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

Index
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

As of August 6, 2021, most of our 132,769,471 outstanding shares of common stock, as well as a substantial number of shares of our common stock underlying outstanding warrants, were available for sale in the public market, subject to certain restrictions with respect to sales of our common stock by our affiliates, either pursuant to Rule 144 under the Securities Act, or under effective registration statements. Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, could cause the market price of our common stock to decline or adversely affect demand for our common stock.

Index
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

As of June 30, 2021, Perceptive, our directors and executive officers and their affiliates beneficially owned approximately 18% of the outstanding shares of our common stock. Provisions of our Certificate of Incorporation, our Bylaws and Delaware law may have the effect of deterring unsolicited takeovers or delaying or preventing a change in control of our Company or changes in our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. These provisions include:

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

Index
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

Because the price of our common stock currently trades below $5.00 per share, our common stock is subject to Rule 15g-9 under the Exchange Act, which imposes additional sales practice requirements on broker-dealers which sell these securities to persons other than established customers and accredited investors. Under these rules, broker-dealers who recommend penny stocks to persons other than established customers and “accredited investors” must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction prior to sale, which includes an acknowledgement that the purchaser’s financial situation, investment experience and investment objectives forming the basis for the broker-dealer’s suitability determination are accurately stated in such written agreement. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock and may make it more difficult for holders of our common stock to sell shares to third parties or to otherwise dispose of them.

Our Board may, without stockholder approval, issue and fix the terms of shares of preferred stock and issue additional shares of common stock adversely affecting the rights of holders of our common stock.

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board. Currently, our Certificate of Incorporation authorizes the issuance of up to 300,000,000 shares of common stock. As of June 30, 2021, there were 151,054,617 shares remaining available for issuance, after giving effect to 12,997,322 shares of our common stock that were subject to outstanding stock options, Restricted Stock Units and warrants as of June 30, 2021 that may be issued by us without stockholder approval, as well as an additional 4,076,035 shares reserved for the future issuance of awards under our equity compensation plans.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On August 6, 2021, the Company entered into a Separation Agreement and Release (the “Separation Agreement”) with James Mond (“Mond”), following his voluntary resignation on June 8, 2021 (the “Separation Date”) from his former role as Chief Medical Officer and Chief Scientific Officer of the Company, as previously reported in the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2021. Subject to the expiration of a revocation period, the Separation Agreement will become effective on August 12, 2021 (the “Effective Date”).

Under the terms of the Separation Agreement,  Mond will receive approximately $0.8 million in certain separation benefits, subject to his continued compliance with the terms of the Separation Agreement, including: (i) salary continuation for a period of ten months beginning on August 1, 2021 through May 1, 2022 (the “Severance Period”); (ii) certain cash payments subject to customary and ordinary tax withholdings, as payments for bonus, the forfeiture of restricted stock units, reimbursement of certain expenses; (iii) an extension providing that, subject to the terms and conditions of the applicable plan or award agreement, Mond has twenty-four (24) months to exercise vested options from the Effective Date; (iv) at his election, the Company will reimburse Mond the same employer premium percentage contribution in effect on the Separation Date for continued health coverage under the Consolidated Omnibus Budget Reconciliation Act (COBRA) through the Severance Period; and (v) payment for accrued and unused paid time off.

Pursuant to the Separation Agreement, Mond has agreed to cooperate with the Company during the Severance Period to assist with transition matters and among other items, has released all prior, existing or future claims he had, has or may have against the Company and has agreed to certain customary confidentiality, non-disparagement, work-product assignment, non-compete and non-solicitation provisions.

The foregoing description of the Separation Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Separation Agreement, which is filed herewith as Exhibit 10.2.

Item 6.	Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADMA Biologics, Inc.

Date: August 11, 2021	By:	/s/ Adam S. Grossman
		Name:	Adam S. Grossman
		Title:	President and Chief Executive Officer

Date: August 11, 2021	By:	/s/ Brian Lenz
		Name:	Brian Lenz
		Title:	Executive Vice President and Chief Financial Officer

Index
EXHIBIT INDEX

Exhibit Number	Description

3.1
Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of ADMA Biologics, Inc., dated as of May 27, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2021).

10.1
Open Market Sale AgreementSM, dated May 28, 2021, by and between ADMA Biologics, Inc. and Jefferies LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2021).

10.2*	Separation Agreement and Release, dated August 6, 2021, by and between ADMA Biologics, Inc. and James Mond.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from ADMA Biologics, Inc.’s Form 10-Q for the quarter ended June 30, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2021 (Unaudited) and December 31, 2020, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the three and six months ended June 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2021 and 2020, and (v) Notes to (Unaudited) Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.