Form 10-Q
period 2021-09-30
ADMA BIOLOGICS, INC.
filed 2021-11-10
CIK 1368514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

As of November 5, 2021, there were 195,813,817 shares of the issuer’s common stock outstanding.

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

•
our belief that we have addressed the delays experienced with final drug product Current Good Manufacturing Practices (“cGMP”) release testing by our third-party vendors by adding additional release testing laboratories to our FDA-approved consortium listed in our drug approval documents;

•	our ability to obtain adequate quantities of FDA-approved plasma with proper specifications;

•	our plans to increase our supplies of source plasma, which include plasma collection center expansion and reliance on third-party supply agreements as well as any extensions to such agreements;

•	the potential indications for our products and product candidates;

•	potential investigational new product applications;

•	the acceptability of any of our products, including BIVIGAM, ASCENIV and Nabi-HB, for any purpose, including FDA-approved indications, by physicians, patients or payers;

•	our plans to evaluate the clinical and regulatory paths to grow the ASCENIV franchise through expanded FDA-approved uses;

•	Federal, state and local regulatory and business review processes and timing by such governmental and regulatory agencies of our business and regulatory submissions;

•	concurrence by the FDA with our conclusions concerning our products and product candidates;

•	the comparability of results of our hyperimmune and immune globulin (“IG”) products to other comparably run hyperimmune and immune globulin clinical trials;

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

These statements may be found under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Quarterly Report on Form 10-Q. Forward-looking statements  may be identified by the use of terms such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” or “should” or the negative thereof or other variations thereof or comparable terminology. Our actual results could differ materially from those contained in the forward-looking statements due to the factors described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021. Any forward-looking statement included or incorporated by reference in this Quarterly Report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions related to our operations, industry and future growth. These forward-looking statements speak only as of the dates such statements are made and we undertake no obligation to publicly update any forward-looking statements or to publicly announce revisions to any of the forward-looking statements, unless otherwise required by the federal securities laws.

iii

Index
PART I
FINANCIAL INFORMATION
Item 1.	Financial Statements.
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,410,570	$55,921,152
Accounts receivable, net	20,392,621	13,237,290
Inventories	114,122,873	81,535,599
Prepaid expenses and other current assets	5,859,046	3,046,466
Total current assets	174,785,110	153,740,507
Property and equipment, net	48,393,723	41,593,090
Intangible assets, net	1,907,607	2,444,121
Goodwill	3,529,509	3,529,509
Right to use assets	6,690,943	4,259,191
Deposits and other assets	3,333,514	2,106,976
TOTAL ASSETS	$238,640,406	$207,673,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,282,841	$11,073,708
Accrued expenses and other current liabilities	14,410,329	8,365,143
Current portion of deferred revenue	142,834	142,834
Current portion of lease obligations	501,239	365,682
Total current liabilities	32,337,243	19,947,367
Senior notes payable, net of discount	94,363,008	92,968,866
Deferred revenue, net of current portion	2,011,573	2,118,698
Lease obligations, net of current portion	6,915,750	4,334,151
Other non-current liabilities	232,665	54,886
TOTAL LIABILITIES	135,860,239	119,423,968

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock - voting, $0.0001 par value, 300,000,000 and 150,000,000 shares authorized, 138,313,817 and 104,902,888 shares issued and outstanding	13,831	10,490
Additional paid-in capital	498,229,637	428,704,039
Accumulated deficit	(395,463,301)	(340,465,103)
TOTAL STOCKHOLDERS’ EQUITY	102,780,167	88,249,426
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$238,640,406	$207,673,394

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

REVENUES:
Product revenue	$20,644,842	$10,240,650	$54,452,633	$28,156,571
License revenue	35,708	35,708	107,125	107,125
Total revenues	20,680,550	10,276,358	54,559,758	28,263,696

OPERATING EXPENSES:
Cost of product revenue (exclusive of amortization expense shown below)	20,295,213	11,855,464	56,897,959	42,180,319
Research and development	770,557	1,708,391	2,917,072	4,893,549
Plasma center operating expenses	3,146,221	1,218,898	8,191,890	2,597,444
Amortization of intangible assets	178,838	178,838	536,514	536,514
Selling, general and administrative	10,726,797	9,115,744	31,198,880	25,750,458
Total operating expenses	35,117,626	24,077,335	99,742,315	75,958,284

LOSS FROM OPERATIONS	(14,437,076)	(13,800,977)	(45,182,557)	(47,694,588)

OTHER INCOME (EXPENSE):
Interest income	4,256	1,164	32,241	268,643
Interest expense	(3,298,680)	(3,091,200)	(9,741,110)	(8,875,597)
Other income (expense)	18,546	(26,440)	(106,772)	(39,232)
Other expense, net	(3,275,878)	(3,116,476)	(9,815,641)	(8,646,186)

NET LOSS	$(17,712,954)	$(16,917,453)	$(54,998,198)	$(56,340,774)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.13)	$(0.19)	$(0.44)	$(0.68)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	133,770,147	87,698,258	125,682,400	82,627,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(Unaudited)

For the Three and Nine Months Ended September 30, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	104,902,888	$10,490	$428,704,039	$(340,465,103)	$88,249,426
Stock-based compensation	-	-	781,397	-	781,397
Vesting of Restricted Stock Units, net of shares withheld for taxes and retired	61,385	6	(59,317)	-	(59,311)
Issuance of common stock, net of offering expenses	18,080,708	1,808	41,910,707	-	41,912,515
Net loss	-	-	-	(18,379,941)	(18,379,941)
Balance at March 31, 2021	123,044,981	12,304	471,336,826	(358,845,044)	112,504,086
Stock-based compensation	-	-	805,189	-	805,189
Issuance of common stock, net of offering expenses	8,827,045	883	17,188,677	-	17,189,560
Net loss	-	-	-	(18,905,303)	(18,905,303)
Balance at June 30, 2021	131,872,026	13,187	489,330,692	(377,750,347)	111,593,532
Issuance of common stock, net of offering expenses	6,438,276	644	8,212,958	-	8,213,602
Vesting of Restricted Stock Units, net of shares withheld for taxes and retired	3,515	-	(2,287)	-	(2,287)
Stock-based compensation	-	-	688,274	-	688,274
Net loss	-	-	-	(17,712,954)	(17,712,954)
Balance at September 30, 2021	138,313,817	$13,831	$498,229,637	$(395,463,301)	$102,780,167

For the Three and Nine Months Ended September 30, 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	59,318,355	$5,932	$290,903,772	$(264,716,555)	$26,193,149
Stock-based compensation	-	-	676,548	-	676,548
Issuance of common stock, net of offering expenses	27,025,000	2,703	88,701,336	-	88,704,039
Exercise of stock options	1,958	-	7,177	-	7,177
Net loss	-	-	-	(19,245,230)	(19,245,230)
Balance at March 31, 2020	86,345,313	8,635	380,288,833	(283,961,785)	96,335,683
Stock-based compensation	-	-	715,608	-	715,608
Exercise of stock options	4,668	-	6,255	-	6,255
Net loss	-	-	-	(20,178,091)	(20,178,091)
Balance at June 30, 2020	86,349,981	8,635	381,010,696	(304,139,876)	76,879,455
Stock-based compensation	-	-	774,784	-	774,784
Vesting of restricted stock units	15,000	2	(2)	-	-
Issuance of common stock, net of offering expenses	3,251,195	325	10,638,843	-	10,639,168
Net loss	-	-	-	(16,917,453)	(16,917,453)
Balance at September 30, 2020	89,616,176	$8,962	$392,424,321	$(321,057,329)	$71,375,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(54,998,198)	$(56,340,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,977,786	2,709,783
Loss on disposal of fixed assets	80,479	12,478
Stock-based compensation	2,274,860	2,166,940
Amortization of debt discount	1,394,142	1,344,344
Amortization of license revenue	(107,125)	(107,125)
Changes in operating assets and liabilities:
Accounts receivable	(7,155,331)	(2,864,617)
Inventories	(32,587,272)	(16,687,794)
Prepaid expenses and other current assets	(2,812,580)	(1,252,828)
Deposits and other assets	(813,415)	(74,335)
Accounts payable	6,209,132	(1,194,820)
Accrued expenses	5,526,220	2,617,472
Other current and non-current liabilities	107,552	(112,246)
Net cash used in operating activities	(78,903,750)	(69,783,522)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,835,404)	(9,128,359)
Proceeds from the sale of property and equipment	-	2,000
Net cash used in investing activities	(9,835,404)	(9,126,359)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering expenses	67,315,677	99,343,207
Proceeds from the exercise of stock options	-	13,432
Taxes paid on vested Restricted Stock Units	(61,598)	-
Proceeds from issuance of note payable	-	12,500,000
Payments on finance lease obligations	(25,507)	(23,848)
Net cash provided by financing activities	67,228,572	111,832,791

Net (decrease) increase in cash and cash equivalents	(21,510,582)	32,922,910
Cash and cash equivalents - beginning of period	55,921,152	26,752,135
Cash and cash equivalents - end of period	$34,410,570	$59,675,045

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

ADMA operates through its wholly-owned subsidiaries ADMA BioManufacturing, LLC (“ADMA BioManufacturing”) and ADMA BioCenters Georgia Inc. (“ADMA BioCenters”). ADMA BioManufacturing was formed in January 2017 to facilitate the acquisition of the Biotest Therapy Business Unit (“BTBU”) from BPC Plasma, Inc. (formerly Biotest Pharmaceuticals Corporation) (“BPC” and, together with Biotest AG, “Biotest”) on June 6, 2017. The acquisition included certain assets (the “Biotest Assets”) of BTBU, which included the FDA-licensed BIVIGAM and Nabi-HB immunoglobulin products, and an FDA-licensed plasma fractionation manufacturing facility located in Boca Raton, FL (the “Boca Facility”) (the “Biotest Transaction”). BTBU had previously been the Company’s third-party contract manufacturer. ADMA BioCenters is the Company’s source plasma collection business with nine plasma collection facilities in various stages of approval and development located throughout the U.S., three of which hold an approved license with the U.S. Food and Drug Administration (the “FDA”).

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

As of September 30, 2021, the Company had working capital of $142.4 million, including $34.4 million of cash and cash equivalents. Based upon the Company’s current projected revenue and expenditures, including capital expenditures and continued implementation of the Company’s commercialization and expansion activities, the Company’s management currently believes that its cash, cash equivalents, projected revenue and accounts receivable, including the proceeds received from the underwritten public offering completed by the Company on October 25, 2021 (see Note 14), will be sufficient to fund ADMA’s operations, as currently conducted, through the first half of 2022. In order to have sufficient cash to fund its operations thereafter, the Company anticipates it will need to raise additional capital during the second half of 2022, which includes the Company’s plans to refinance and expand upon its existing debt facility. The Company believes that a debt refinancing and expansion of its current debt facility, combined with the proceeds received from the foregoing public offering further discussed in Note 14, will be sufficient to fund its operations into the first quarter of 2024, at which time the Company believes its operations will be cash flow positive. The Company is also evaluating a variety of strategic and financing alternatives and has engaged Morgan Stanley as a financial advisor in connection with certain of those strategic alternatives. There can be no assurances that the Company will be able to successfully refinance or expand its existing debt to obtain additional non-dilutive financing. These estimates may change based upon several factors, including the success of the Company’s commercial sales of its products, manufacturing ramp-up activities, the acceptability of ADMA’s immune globulin products by physicians, patients or payers and the various financing options that may be available to the Company. In addition, the Company’s end-to-end production cycle from procurement of raw materials to commercial release of finished product can take between seven and 12 months or potentially longer, requiring substantial investments in raw material plasma and other manufacturing materials. The Company currently has no firm commitments for additional financing, including for refinancing or expanding the Company’s debt, and there can be no assurance that the Company will be able to secure additional financing on terms that are acceptable to the Company, or at all. Furthermore, if the Company’s assumptions underlying its estimated expenses and revenues are incorrect, it may have to raise additional capital sooner than currently anticipated.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Due to numerous risks and uncertainties associated with FDA review, inspections and approvals related to the Company’s products or the labeled indications of such products, ongoing compliance requirements and capacity expansion efforts at the Company’s Boca Facility and future commercialization of the Company’s products, including the Company’s ability to obtain adequate quantities of FDA-approved plasma with proper specifications on acceptable terms for use in the Company’s manufacturing process, as well as the additional uncertainties surrounding the COVID-19 pandemic (see Note 10), the Company is unable to estimate with certainty the amounts of increased capital outlays and operating expenditures required to fund its commercial and development activities. The Company’s current estimates may be subject to change as circumstances regarding its business requirements evolve. Failure to secure any necessary financing in a timely manner and on commercially reasonable terms could have a material adverse effect on the Company’s business plan and financial performance and it could be forced to delay or discontinue its commercialization, product development or clinical activities or delay or discontinue the approval efforts for any of the Company’s products or product candidates. The Company has reported cumulative losses since inception in June 2004 through September 30, 2021 of $395.5 million. As such, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts and the classification of liabilities that might be necessary from the outcome of this uncertainty.

During the nine months ended September 30, 2021, the Company raised $67.3 million from the sale of its common stock (see Note 8). On October 25, 2021, the Company completed an underwritten public offering which raised an additional $53.9 million from the sale of its common stock (see Note 14). The sale of additional equity or debt securities, if convertible, could result in dilution to the Company’s existing stockholders and, in such event, the market value of its common stock may decline. The incurrence of additional indebtedness would result in increased fixed obligations and could also result in covenants that would restrict the Company’s operations or other financing alternatives. In addition, the Company is exploring additional contract manufacturing arrangements and other business development opportunities, which may provide additional liquidity to the Company.

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

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 25, 2021.  The accompanying consolidated balance sheet as of December 31, 2020 was derived from the audited financial statements as of and for the year ended December 31, 2020. These condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X, and therefore omit or condense certain footnotes and other information normally included in complete consolidated financial statements prepared in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of September 30, 2021 and its results of operations, changes in equity and cash flows for the three and nine months ended September 30, 2021.

During the three and nine months ended September 30, 2021 and 2020, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying condensed consolidated statements of operations. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Accounts Receivable
Accounts receivable is reported at realizable value, net of allowances for contractual credits and doubtful accounts in the amount of $0.2 million and $0.1 million at September 30, 2021 and December 31, 2020, respectively, which are recognized in the period the related revenue is recorded. The Company extends credit to its customers based upon an evaluation of each customer’s financial condition and credit history. Evaluations of the financial condition and associated credit risk of customers are performed on an ongoing basis. Based on these evaluations, the Company has concluded that its credit risk is minimal. At September 30, 2021, six customers accounted for an aggregate of 94% of the Company’s total accounts receivable, and at December 31, 2020, three customers accounted for approximately 92% of the Company’s total accounts receivable.

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

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired by the Company.  Goodwill at September 30, 2021 and December 31, 2020 was $3.5 million.  All of the Company’s goodwill is attributable to its ADMA BioManufacturing business segment and is related to the 2017 Biotest Transaction.

Goodwill is not amortized but is assessed for impairment on an annual basis or more frequently if impairment indicators exist. The Company has the option to perform a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill and other intangible assets. If the Company concludes that this is the case, then it must perform a goodwill impairment test by comparing the fair value of the reporting unit to its carrying value. An impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The Company performs its annual goodwill impairment test as of October 1 of each year.  The Company’s annual goodwill impairment test as of October 1, 2021 did not result in a goodwill impairment charge, and the Company did not record any impairment charges related to goodwill for the three and nine months ended September 30, 2021 and 2020.

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets, which include property and equipment and finite-lived intangible assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s carrying value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the three and nine months ended September 30, 2021 and 2020, the Company determined that there was no impairment of its long-lived assets.

Revenue Recognition

Revenues for the three and nine months ended September 30, 2021 and 2020 are comprised of (i) revenues from the sale of the Company’s immunoglobulin products, BIVIGAM, ASCENIV and Nabi-HB, (ii) product revenues from the sale of human plasma collected through the Company’s Plasma Collection Centers business segment, (iii) contract manufacturing and laboratory services revenue, (iv) revenues from the sale of intermediate by-products; and (v) license and other revenues primarily attributable to the out-licensing of ASCENIV to Biotest in 2012 to market and sell this product in Europe and selected countries in North Africa and the Middle East. Biotest has provided the Company with certain services and financial payments in accordance with the related Biotest license agreement and is obligated to pay the Company certain amounts in the future if certain milestones are achieved. Deferred revenue is amortized into income over the term of the Biotest license, representing a period of approximately 22 years.

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

For the nine months ended September 30, 2021, four customers represented an aggregate of 74% of the Company’s consolidated revenues. For the nine months ended September 30, 2020, three customers represented an aggregate of 82% of the Company’s consolidated revenues.

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

Loss Per Common Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per common share is calculated by dividing net loss attributable to common stockholders, as adjusted for the effect of dilutive securities, if any, by the weighted average number of shares of common stock and dilutive common stock outstanding during the period. Potentially dilutive common stock includes the shares of common stock issuable upon the exercise of outstanding stock options and warrants, using the treasury stock method. Potentially dilutive common stock is excluded from the diluted loss per common share computation to the extent that it would be anti-dilutive. As a result, no potentially dilutive securities are included in the computation of any of the accompanying diluted loss per share amounts in the accompanying condensed consolidated financial statements as the Company reported a net loss for all periods presented. For the nine months ended September 30, 2021 and 2020, the following securities were excluded from the calculation of diluted loss per common share because of their anti-dilutive effects:

	For the Nine Months Ended September 30,
	2021	2020
Stock options	7,831,622	6,938,351
Restricted stock units	4,469,133	331,000
Warrants	4,528,160	2,138,160
	16,828,915	9,407,511

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

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2021 and December 31, 2020, and during the three and nine months ended September 30, 2021 and 2020, the Company recognized no adjustments for uncertain tax positions.

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

3.	INVENTORIES

The following table provides the components of inventories:

	September 30, 2021	December 31, 2020

Raw materials	$37,926,168	$32,044,393
Work-in-process	57,264,112	30,293,288
Finished goods	18,932,593	19,197,918
Total inventories	$114,122,873	$81,535,599

Raw materials includes plasma and other materials expected to be used in the production of BIVIGAM, ASCENIV and Nabi-HB. These materials will be consumed in the production of goods expected to be available for sale or otherwise have alternative uses that provide a probable future benefit. All other activities and materials associated with the production of inventories used in research and development activities are expensed as incurred.

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

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4.	INTANGIBLE ASSETS

Intangible assets at September 30, 2021 and December 31, 2020 consist of the following:

	September 30, 2021			December 31, 2020
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Trademark and other intangible rights related to Nabi-HB	$4,100,046	$2,538,123	$1,561,923	$4,100,046	$2,098,833	$2,001,213
Rights to intermediates	907,421	561,737	345,684	907,421	464,513	442,908
Customer contract	1,076,557	1,076,557	-	1,076,557	1,076,557	-
	$6,084,024	$4,176,417	$1,907,607	$6,084,024	$3,639,903	$2,444,121

All of the Company’s intangible assets were acquired in the Biotest Transaction. Amortization expense related to these intangible assets was $0.2 million for the three months ended September 30, 2021 and 2020, and $0.5 million for the nine months ended September 30, 2021 and 2020. Estimated aggregate future aggregate amortization expense is expected to be as follows:

Remainder of 2021	$178,838
2022	715,352
2023	715,352
2024	298,065

5.	PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation are summarized as follows:

	September 30, 2021	December 31, 2020
Manufacturing and laboratory equipment	$15,803,495	$14,468,874
Office equipment and computer software	4,082,010	3,253,528
Furniture and fixtures	2,952,378	2,039,398
Construction in process	5,332,751	3,336,557
Leasehold improvements	9,116,854	5,272,490
Land	4,339,441	4,339,441
Buildings and building improvements	18,962,987	17,746,744
	60,589,916	50,457,032
Less: Accumulated depreciation	(12,196,193)	(8,863,942)
Total property and equipment, net	$48,393,723	$41,593,090

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the asset’s estimated useful life. Land is not depreciated. The buildings were assigned a useful life of 30 years. Property and equipment other than land and buildings have useful lives ranging from three to 10 years. Leasehold improvements are amortized over the lesser of the lease term or their estimated useful lives.

The Company recorded depreciation expense on property and equipment for the three and nine months ended September 30, 2021 of $1.2 million and $3.4 million, respectively. Depreciation expense for the three and nine months ended September 30, 2020 was $0.9 million and $2.2 million, respectively.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021	December 31, 2020
Accrued rebates	$4,507,995	$2,604,245
Accrued distribution fees	1,981,281	828,120
Accrued payroll	1,763,546	734,972
Accrued testing	1,259,871	779,660
Accrued incentives	2,391,630	3,210,884
Accrued severance	624,522	-
Other	1,881,484	207,262
Total accrued expenses and other current liabilities	$14,410,329	$8,365,143

7.	DEBT

A summary of outstanding senior notes payable is as follows:

	September 30, 2021	December 31, 2020
Notes payable	$100,000,000	$100,000,000
Less:
Debt discount	(5,636,992)	(7,031,134)
Senior notes payable	$94,363,008	$92,968,866

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

Borrowings under the Perceptive Credit Agreement bear interest at a rate per annum equal to 7.5% plus the greater of (i) one-month LIBOR and (ii) 3.5%; provided, however, that upon, and during the continuance of, an Event of Default, the interest rate will automatically increase by an additional 400 basis points. Accrued interest is payable to Perceptive on the last day of each month during the term of the Perceptive Credit Facility. The rate of interest in effect as of September 30, 2021 was 11.0%, and the Company paid interest to Perceptive during the nine months ended September 30, 2021 and 2020 in the amount of $8.3 million and $6.8 million, respectively.

All of the Company’s obligations under the Perceptive Credit Agreement are secured by a first-priority lien and security interest in substantially all of the Company’s tangible and intangible assets, including intellectual property and all of the equity interests in the Company’s subsidiaries. The Perceptive Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The negative covenants restrict or limit the ability of the Company and its subsidiaries to, among other things and subject to certain exceptions contained in the Perceptive Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to the Company’s or its subsidiaries’ business activities; make certain Investments or Restricted Payments (each as defined in the Perceptive Credit Agreement); change its fiscal year; pay dividends; repay other certain indebtedness; engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that have the impact of restricting the Company’s ability to make loan repayments under the Perceptive Credit Agreement. In addition, the Company must (i) at all times prior to the Maturity Date maintain a minimum cash balance of $3.0 million; and (ii) as of the last day of each fiscal quarter commencing with the fiscal quarter ended June 30, 2019, report revenues for the trailing 12-month period that exceed the amounts set forth in the Perceptive Credit Agreement, which range from $7.0 million for the fiscal quarter ended June 30, 2019 to $55.0 million for the fiscal quarter ending December 31, 2021. At September 30, 2021, the Company was in compliance with all of the covenants contained in the Perceptive Credit Agreement.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As a result of the fees paid to Perceptive and the value of the warrants issued to Perceptive under the terms of the Perceptive Credit Agreement, the Company recognized an aggregate discount on the senior secured notes in the amount of $7.1 million.  The Company records debt discount as a reduction to the face amount of the debt, and the debt discount is amortized as interest expense over the life of the debt using the interest method. Based on the fair value of the Perceptive Warrants and the aggregate amount of fees and expenses associated with obtaining the Perceptive Credit Facility, the effective interest rate on senior secured notes payable to Perceptive as of September 30, 2021 was approximately 13.7%.

8.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is currently authorized to issue up to 10 million shares of preferred stock, $0.0001, par value per share. There were no shares of preferred stock outstanding at September 30, 2021 and December 31, 2020.

Common Stock

As of September 30, 2021 and December 31, 2020, the Company was authorized to issue 300,000,000 and 150,000,000 shares, respectively, of its common stock, $0.0001 par value per share, and 138,313,817 and 104,902,888 shares of common stock were outstanding as of September 30, 2021 and December 31, 2020, respectively. On May 27, 2021, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation which increased the number of shares of common stock that the Company is authorized to issue from 150,000,000 to 300,000,000. After giving effect to the 16,828,915 shares reserved for outstanding warrants and awards issued or reserved for future issuance under the Company’s equity incentive plans, as of September 30, 2021 there were 144,641,489 shares of common stock available for issuance.

On August 5, 2020, the Company entered into an open market sale agreement (as amended from time to time, the “Sale Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which the Company could offer and sell, from time to time, at its option, through or to Jefferies, up to an aggregate of $50 million of shares of the Company’s common stock. On November 5, 2020 and February 3, 2021, the Company and Jefferies amended the Sale Agreement to provide for increases in the aggregate offering amount under the Sale Agreement such that the Company could sell shares having an aggregate offering price of up to $105.4 million under the Sale Agreement, as amended. During the nine months ended September 30, 2021, the Company issued and sold 27,805,198 shares of common stock under the 2020 Sale Agreement and received net proceeds of $60.4 million. The Sale Agreement was terminated on August 31, 2021.

On September 3, 2021, the Company entered into a distribution agreement with Raymond James & Associates, Inc., as agent (“Agent”), pursuant to which the Company may offer and sell, from time to time, at its option, through or to the Agent, up to an aggregate of $50 million of shares of the Company’s common stock (the “Distribution Agreement”). The Company currently intends to use any net proceeds from the sale of its common stock under the Distribution Agreement for general corporate purposes, including procurement of raw materials, source plasma, supply chain initiatives and production expenditures, funding expansion of plasma centers, working capital, capital expenditures, expansion and resources for commercialization activities, and other potential research and development and business opportunities. During the nine months ended September 30, 2021, the Company issued 5,540,831 shares of its common stock under the Distribution Agreement and received net proceeds of $6.9 million.

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

Warrants

At September 30, 2021 and December 31, 2020, the Company had outstanding warrants to purchase an aggregate of 4,528,160 shares of common stock, with a weighted average exercise price of $2.82 per share and expiration dates ranging between June 2022 and December 2030.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Equity Incentive Plans

The fair value of stock options granted under the Company’s 2007 Employee Stock Option Plan (the “2007 Plan”) and the ADMA Biologics, Inc. 2014 Omnibus Incentive Compensation Plan, as amended and restated (the “2014 Plan”), was determined on the date of grant using the Black-Scholes option valuation model. The Black-Scholes model was developed for use in estimating the fair value of publicly traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of certain subjective assumptions including the expected stock price volatility. The stock options granted to employees and directors have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. The following assumptions were used to determine the fair value of options granted during the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Expected term	5.5 - 6.3 years	5.5 - 6.3 years
Volatility	69%	62-69%
Dividend yield	0.0	0.0
Risk-free interest rate	0.80-1.14%	0.33-1.68%

During the nine months ended September 30, 2021 and 2020, the Company granted options to purchase an aggregate of 1,757,050 and 1,398,412 shares of common stock, respectively, to its directors, employees and certain third-party service providers.  The weighted average remaining contractual life of stock options outstanding and expected to vest at September 30, 2021 is 6.3 years. The weighted average remaining contractual life of stock options exercisable at September 30, 2021 is 5.1 years.

A summary of the Company’s option activity under the 2007 Plan and 2014 Plan and related information is as follows:

	Shares	Weighted Average Exercise Price
Options outstanding, vested and expected to vest at December 31, 2020	6,922,931	$4.40
Forfeited	(433,492)	$2.96
Expired	(414,867)	$4.96
Granted	1,757,050	$2.22
Exercised	-	$-
Options outstanding, vested and expected to vest at September 30, 2021	7,831,622	$3.96

Options exercisable	5,261,720	$4.62

As of September 30, 2021, the Company had $3.7 million of unrecognized compensation expense related to options granted under the Company’s equity incentive plans, which is expected to be recognized over a weighted-average period of 2.5 years.

During the nine months ended September 30, 2021 and 2020, the Company granted Restricted Stock Units (“RSUs”) representing an aggregate of 4,332,244 and 361,000 shares, respectively, to certain management employees of the Company and to members of its Board of Directors. Except for the RSUs granted under the Company’s retention incentive program discussed below, the RSUs generally vest annually over a period of four years for employees and semi-annually over a period of one year for directors. On September 28, 2021, the Company implemented a retention incentive program for the Company’s executive management and certain employees (see Note 10), whereby the Company issued an aggregate of 3,780,000 RSUs, of which 2,632,500 are time-based RSUs and 1,147,500 are milestone-based RSUs. Fifty percent of the time-based RSUs granted under the retention bonus program will vest on December 31, 2022, with the remainder vesting in quarterly installments through December 31, 2024. The milestone-based RSUs will vest upon achievement of the applicable milestone, with each milestone required to be achieved on or prior to December 31, 2022. The Company will periodically assess the probability of vesting for each milestone-based RSU and will adjust compensation expense based on its probability assessment.

During the nine months ended September 30, 2021, 92,750 shares vested in connection with grants of RSUs. With respect to these vested RSUs, 27,850 shares valued at approximately $62,000 were withheld by the Company to cover employees’ tax liabilities. These shares have been retired by the Company and were no longer outstanding as of September 30, 2021. A summary of the Company’s unvested RSU activity and related information is as follows:

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2020	326,000	$2.81
Granted	4,332,244	$1.30
Vested	(92,750)	$2.82
Forfeited	(96,361)	$2.53
Balance at September 30, 2021	4,469,133	$1.35

As of September 30, 2021, the Company had $5.8 million of unrecognized compensation expense related to unvested RSUs granted under the Company’s equity incentive plans, which is expected to be recognized over a weighted-average period of 2.8 years.

Total stock-based compensation expense for all awards granted under the Company’s equity incentive plans for the three months and nine months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$1,526	$166,610	$149,232	$365,213
Plasma center operating expenses	14,150	8,579	38,605	24,333
Selling, general and administrative	596,084	535,949	1,850,411	1,599,094
Cost of product revenue	76,514	63,646	236,612	178,300
Total stock-based compensation expense	$688,274	$774,784	$2,274,860	$2,166,940

9.	RELATED PARTY TRANSACTIONS

The Company leases an office building and equipment from Areth, LLC (“Areth”) pursuant to an agreement for services effective as of January 1, 2016, as amended from time to time. Rent expense for the nine months ended September 30, 2021 and 2020 amounted to $90,000. Areth is a company controlled by Dr. Jerrold B. Grossman, the Vice Chairman of the Company’s Board of Directors, and Adam S. Grossman, the Company’s President and Chief Executive Officer. The Company also reimburses Areth for office and building-related (common area) expenses, equipment and certain other operational expenses, which were not material to the consolidated financial statements for the nine months ended September 30, 2021 and 2020. In addition, during the nine months ended September 30, 2021 and 2020, the Company purchased certain specialized medical equipment and services related to the Company’s plasma collection centers, as well as personal protective equipment, from GenesisBPS and its affiliates (“Genesis”), in the amount of $0.1 million. Dr. Grossman and Adam Grossman each own shares of Genesis.

See Note 7 for a discussion of the Company’s credit facility and related transactions with Perceptive, a holder of approximately 9.6% of the Company’s common stock.

During the nine months ended September 30, 2021, in connection with the resignation of Dr. James Mond, the Company’s former Chief Scientific and Medical Officer, the Company recognized an expense and corresponding liability in the amount of $0.8 million for estimated payments to be made under a separation and transition agreement with Dr. Mond. Such payments are to be made in scheduled installments over a period of 10 months.

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

The pandemic could also impact the Company’s ability to interact with the FDA or other regulatory authorities and may result in delays in the conduct of inspections or review of pending applications or submissions. Although the Company received several FDA approvals and an FDA inspection of the Boca Facility was completed during the first nine months of 2021, no assurances can be provided as to the timing for completion of any other regulatory submissions or applications that may be impacted by restrictions related to COVID-19.

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

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Effective as of May 12, 2021, the Company and Grifols amended the foregoing 2017 Plasma Purchase Agreement whereby, among other things, the term of the agreement was extended through December 31, 2022, while certain historical provisions were deleted. In order to maintain a reliable supply of raw material plasma thereafter, the Company has executed additional agreements with multiple third-party suppliers of NSP to supplement the 2017 Plasma Purchase Agreement, and the Company has also increased its number of planned plasma collection center buildouts and is continuing to increase its plasma collection capabilities at its ADMA BioCenters plasma collection centers business segment.

The Company purchases substantially all of its raw material plasma from Grifols. For the nine months ended September 30, 2021, plasma purchases from Grifols totaled $31.2 million, or approximately 69% of the Company’s total inventory purchases. For the nine months ended September 30, 2020, plasma purchases from Grifols totaled approximately $13.8 million, representing approximately 66% of the Company’s total inventory purchases.

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

Other Commitments

On September 28, 2021, following the approval of the Company’s Board of Directors upon recommendation of the Compensation Committee of the Board of Directors, and in consultation with an independent compensation consultant, the Company implemented a retention incentive program, consisting of cash payments and awards of RSUs (see Note 8), to the Company’s management, including Mr. Grossman and Mr. Lenz, and to certain other employees. The purpose of the retention program is to promote and ensure business continuity and provide an incentive to the Company’s executive management and certain other employees considering the operational challenges presented by the ongoing COVID-19 pandemic and the competitive work environment in which the Company operates as an FDA regulated manufacturer of specialized biologic therapies. The retention awards were granted considering the nationwide labor shortages and the increased employee turnover rates that the Company, its pharmaceutical peers and other companies outside of the Company’s industry have reported experiencing.

The cash portion of the retention program consists of two tranches. The first tranche was paid to employees on September 30, 2021 in the amount of $1.3 million, and the second tranche aggregating to approximately $1.3 million will be paid on June 15, 2022. Based on the terms of the retention agreements the Company entered into with each applicable executive and employee, $0.8 million of the first tranche is being recognized over the retention service period, which ends on December 31, 2022, with the remainder having been recognized as expense on September 30, 2021. The second tranche will be recognized as compensation expense over a 15-month period from October 1, 2021 through December 31, 2022.

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of September 30, 2021. The Company does not anticipate recognizing any significant losses relating to these arrangements.

11.	SEGMENTS

The Company is engaged in the manufacture, marketing and development of specialty plasma-derived biologics.  The Company’s ADMA BioManufacturing segment reflects the Company’s immunoglobulin manufacturing, commercial and development operations in Boca Raton, FL, acquired on June 6, 2017 (see Note 1).  The Plasma Collection Centers segment as of September 30, 2021 consists of nine plasma collection facilities in various stages of approval and development located throughout the U.S., three of which hold an approved license with the FDA. The Corporate segment includes general and administrative overhead expenses. The Company defines its segments as those business units whose operating results are regularly reviewed by the chief operating decision maker (“CODM”) to analyze performance and allocate resources. The Company’s CODM is its President and Chief Executive Officer. Summarized financial information concerning reportable segments is shown in the following tables:

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended September 30, 2021
	ADMA BioManufacturing	Plasma Collection Centers	Corporate	Consolidated

Revenues	$19,063,077	$1,581,765	$35,708	$20,680,550

Cost of product revenue	18,695,783	1,599,430	-	20,295,213

Loss from operations	(7,456,129)	(3,163,886)	(3,817,061)	(14,437,076)

Interest and other income (expense), net	22,822	(1,597)	(3,297,103)	(3,275,878)

Net loss	(7,433,307)	(3,165,483)	(7,114,164)	(17,712,954)

Depreciation and amortization expense	1,064,757	356,233	1,174	1,422,164
Total assets	189,019,883	22,273,264	27,347,259	238,640,406

Three Months Ended September 30, 2020
	ADMA BioManufacturing	Plasma Collection Centers	Corporate	Consolidated

Revenues	$9,026,323	$1,214,327	$35,708	$10,276,358

Cost of product revenue	10,625,837	1,229,627	-	11,855,464

Loss from operations	(9,277,702)	(1,320,461)	(3,202,814)	(13,800,977)

Interest and other expense, net	(268,023)	(411)	(2,848,042)	(3,116,476)

Net loss	(9,545,725)	(1,320,872)	(6,050,856)	(16,917,453)

Depreciation and amortization expense	863,366	169,691	2,236	1,035,293
Total assets	125,004,813	9,358,823	55,612,407	189,976,043

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2021
	ADMA BioManufacturing	Plasma Collection Centers	Corporate	Consolidated

Revenues	$48,832,000	$5,620,633	$107,125	$54,559,758

Cost of product revenue	51,527,832	5,370,127	-	56,897,959

Loss from operations	(25,299,223)	(7,928,946)	(11,954,388)	(45,182,557)

Interest and other expense, net	(77,484)	(2,349)	(9,735,808)	(9,815,641)

Net loss	(25,376,707)	(7,931,295)	(21,690,196)	(54,998,198)

Capital expenditures	3,805,472	6,029,932	-	9,835,404
Depreciation and amortization expense	3,130,064	843,151	4,571	3,977,786

Nine Months Ended September 30, 2020
	ADMA BioManufacturing	Plasma Collection Centers	Corporate	Consolidated

Revenues	$23,272,463	$4,884,108	$107,125	$28,263,696

Cost of product revenue	37,314,930	4,865,389	-	42,180,319

Loss from operations	(34,606,679)	(2,696,927)	(10,390,982)	(47,694,588)

Interest and other expense, net	(742,336)	(444)	(7,903,406)	(8,646,186)

Net loss	(35,349,015)	(2,697,371)	(18,294,388)	(56,340,774)

Capital expenditures	6,619,399	2,508,960	-	9,128,359
Depreciation and amortization expense	2,310,580	392,086	7,117	2,709,783

Net revenues according to geographic area, based on the location of where the product is shipped, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$18,265,945	$8,809,667	$47,368,793	$24,263,110
International	2,414,605	1,466,691	7,190,965	4,000,586
Total revenues	$20,680,550	$10,276,358	$54,559,758	$28,263,696

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
12.	LEASE OBLIGATIONS

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

The Company determines if an arrangement is an operating lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. All other leases are recorded on the balance sheet with assets representing the right to use the underlying asset for the lease term and lease liabilities representing the obligation to make lease payments arising from the lease. Right-to-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of the lease payments is determined using the Company’s incremental borrowing rate of 13%. The Company’s lease expense is recognized on a straight-line basis over the lease term and is reflected in Plasma center operating expenses and Selling, general and administrative expenses. Aggregate lease expense for the Company’s leases for the three months ended September 30, 2021 and 2020 was approximately $0.4 million and $0.2 million, respectively. Aggregate lease expense for the nine months ended September 30, 2021 and 2020 was approximately $1.0 million and $0.4 million, respectively. Cash paid for the Company’s leases for the three months ended September 30, 2021 and 2020 was approximately $0.3 million and $0.1 million, respectively. Cash paid for the Company’s leases for the nine months ended September 30, 2021 and 2020 was approximately $0.7 million and $0.3 million, respectively.

During the nine months ended September 30, 2021, the Company recognized additional right to use assets and corresponding lease liabilities of $2.8 million in connection with three new property leases where the Company has opened or intends to open additional plasma collection facilities. Including a finance lease the Company entered into in June 2018, the Company has aggregate lease liabilities of $7.4 million and $4.7 million as of September 30, 2021 and December 31, 2020, respectively, which are comprised primarily of the leases for the Company’s plasma collection centers and an administrative office lease related to the Company’s ADMA BioCenters subsidiary.  The Company’s operating leases have a weighted average remaining term of 9.1 years. Scheduled payments under the Company’s lease obligations are as follows:

Remainder of 2021	$312,470
Year ended December 31, 2022	1,512,443
2023	1,526,406
2024	1,399,474
2025	1,405,411
2026	1,137,321
Thereafter	5,486,814
Total payments	12,780,339
Less: imputed interest	(5,363,350)
Current portion	(501,239)
Balance at September 30, 2021	$6,915,750

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

On October 8, 2021, the Company entered into an additional property lease for its eighth plasma collection facility. The Company has not taken possession of this leased property and its lease commencement date has not been determined. With the exception of a security deposit and an initial months’ rent totaling approximately $18,000, no payments have been made under this lease. The initial term of the lease is for 137 months with monthly rental payments varying between approximately $9,000 and $12,000, including common area maintenance charges.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
13.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information for the nine months ended September 30, 2021 and 2020 is as follows:

	2021	2020
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$8,346,968	$7,303,753
Non-cash Financing and Investing Activities:
Equipment acquired reflected in accounts payable and accrued liabilities	$1,382,818	$1,468,147
Right-to-use assets in exchange for lease obligations	$2,844,875	$1,738,156

14.	SUBSEQUENT EVENTS

On October 25, 2021, the Company completed an underwritten public offering whereby the Company issued 57.5 million shares of common stock and received gross proceeds of $57.5 million. Net proceeds after underwriting discounts and expenses associated with the offering, were approximately $53.9 million. The Company intends to use the net proceeds from this offering (i) to advance the commercial sales of its FDA approved products through the procurement of raw materials for the manufacturing of BIVIGAM and ASCENIV; (ii) to expand its plasma collection facility network; (iii) to scale up the manufacturing capacity of the Boca Facility and make continuous improvements in order to adhere to cGMP compliance; (iv) to explore business development opportunities; and (v) for general corporate purposes and other capital expenditures.

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

Index
Through our ADMA BioCenters subsidiary, we currently operate FDA-licensed source plasma collection facilities in the U.S. This business unit, which we refer to as our Plasma Collection Centers business segment, provides us with a portion of our blood plasma for the manufacture of our products and product candidates, and also allows us to sell certain quantities of source plasma to customers for further manufacturing. As a part of our planned supply chain robustness initiative, we have opened four new plasma collection centers during the past 18 months, and we now have nine plasma collection centers in various stages of approval and development, including five that are operational and collecting plasma. With respect to our operational plasma collection centers, three plasma collection centers currently hold FDA licenses. In addition, one of our FDA-approved plasma collection centers also has approvals from the Korean Ministry of Food and Drug Safety (“MFDS”), as well as FDA approval to operate a Hepatitis B immunization program. After giving effect to the progress we made in 2020 and thus far in 2021 with our plasma collection network expansion, we believe we remain on track to achieve our goal of having 10 or more plasma collection centers licensed by the FDA by the end of 2023. A typical plasma collection center, such as those operated by ADMA BioCenters, can collect approximately 30,000 to 50,000 liters of source plasma annually, which may be sold for different prices depending upon the type of plasma, quantity of purchase and market conditions at the time of sale. Plasma collected from ADMA BioCenters’ facilities that is not used to manufacture our products or product candidates is sold to third-party customers in the U.S. and in other locations outside the U.S. where we are approved under supply agreements or in the open “spot” market.

We sell plasma-derived intermediate fractions to certain customers, which are generated as part of our FDA-approved manufacturing process for IG and IVIG products. In January 2020, we announced our entry into a five-year manufacturing and supply agreement to produce and sell these intermediate by-products, which are used as the starting raw material to produce other plasma-derived biologics. In addition, from time to time we provide contract manufacturing and testing services for certain third-party clients. We also provide laboratory contracting services to certain customers and anticipate providing contract filling, labeling and packing services in light of the recent FDA approval of our in-house fill-finish capabilities.

On June 6, 2017, we completed the acquisition of certain assets (the “Biotest Assets”) of the Therapy Business Unit (“BTBU”) of Biotest Pharmaceuticals Corporation (“BPC” and, together with Biotest AG, “Biotest”), which included two FDA-licensed products, Nabi-HB and BIVIGAM, and the Boca Facility (the “Biotest Transaction”).

Recent Developments

On September 8, 2021, we announced that the FDA has granted approval for our Vanrx SA25 aseptic fill-finish machine and our related internal fill-finish processes. This approval provides us with in-house fill-finish operations, capable of sufficiently addressing our forecasted production requirements for our FDA approved commercial products. With our fill-finish machine and related processes operational, we are anticipating meaningfully improved gross margins, enhanced patient supply consistency, accelerated inventory production cycle times, and increased control and visibility of commercial product lot releases. We also expect that the approval of our in-house fill-finish processes and capabilities will provide us with the opportunity to onboard new fill-finish contract manufacturing opportunities with third parties as a potential new revenue stream.

Effective as of May 12, 2021, we entered into a Second Amendment to our Plasma Purchase Agreement  with Grifols Worldwide Operations Limited (“Grifols”) whereby, among other provisions, we extended the term of our supply agreement for the purchase of normal source plasma (“NSP”) through December 31, 2022, while certain historical provisions were deleted. In order to maintain a reliable supply of raw material plasma thereafter, we have executed additional agreements with multiple third-party plasma suppliers of NSP to provide us with a long-term supply of NSP, which will be supplemented by our accelerated plasma center expansion activities, whereby we expect to have 10 or more plasma collection centers licensed by the FDA by the end of 2023. We expect these initiatives will ensure the raw material plasma supply necessary to meet our anticipated peak annual plasma processing capability of up to 600,000 liters.

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

Index
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

Index
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

The pandemic could further impact our ability to interact with the FDA or other regulatory authorities and may result in delays in the conduct of inspections or review of pending applications or submissions. Although we have received several FDA approvals during the past few months and an FDA inspection of the Boca Facility was completed in July of 2021, no assurances can be provided as to the timing for completion of any other regulatory submissions or applications that may be impacted by restrictions related to COVID-19.

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

Index
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

Revenue Recognition

Revenues for the nine months ended September 30, 2021 and 2020 are comprised of (i) revenues from the sale of our FDA-approved immunoglobulin products, (ii) product revenues from the sale of human plasma collected from our Plasma Collection Centers business segment, (iii) product revenues from the sale of intermediate fractions, (iv) contract manufacturing and testing revenue from certain clients, and (v) license revenues attributable to the out-licensing of ASCENIV in December 2012 to Biotest AG (“Biotest”) to market and sell this product in Europe and selected countries in North Africa and the Middle East. Biotest has provided us with certain services and financial payments in accordance with the related Biotest license agreement and is obligated to pay us certain amounts in the future if certain milestones are achieved. Deferred revenue is amortized into income over the term of the Biotest license, representing a period of approximately 22 years.

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

Product revenue from the sale of human plasma collected at our plasma collection centers is recognized at the time control of the product has been transferred to the customer, which generally occurs at the time of shipment. Product revenue is recognized at the time of delivery if we retain control of the product during shipment. Payments received from customers where the foregoing revenue recognition criteria have not been satisfied are recorded as deferred revenue, which is reflected as a liability in our consolidated balance sheets.

For the nine months ended September 30, 2021, four customers, BioCARE, Inc. (“BioCare”), Reliance Life Sciences Pvt Limited (“Reliance”), Priority Healthcare Distribution, Inc. (“Curascript”) and AmerisourceBergen Drug Corporation (“AmerisourceBergen”) represented an aggregate of 74% of our consolidated revenues. For the nine months ended September 30, 2020, three customers, Biolife Plasma Services, L.P. (“Biolife”), BioCare and Reliance represented an aggregate of 82% of our consolidated revenues.

Index
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

Stock-Based Compensation

All equity-based payments, including grants of stock options and Restricted Stock Units (“RSUs”) are recognized at their estimated fair value at the grant date, and compensation expense is recognized on a straight-line basis over the grantee’s requisite vesting period. During the nine months ended September 30, 2021, we granted RSUs to certain members of our management and employees representing an aggregate of 4,332,244 shares of common stock (see Notes 8 and 10 to the Consolidated Financial Statements), and during the nine months ended September 30, 2020, we granted RSUs to members of our Board of Directors and certain members of our management and employees representing an aggregate of 361,000 shares of common stock. For the purpose of valuing stock options granted to our employees, directors and officers, we use the Black-Scholes option pricing model. We granted options to purchase an aggregate of 1,757,050 and 1,398,412 shares of common stock to management, employees and directors during the nine months ended September 30, 2021 and 2020, respectively. To determine the risk-free interest rate, we utilized the U.S. Treasury yield curve in effect at the time of the grant with a term consistent with the expected term of our awards. The expected term of the options granted is in accordance with SEC Staff Accounting Bulletins 107 and 110, and is based on the average between vesting terms and contractual terms. The expected dividend yield reflects our current and expected future policy for dividends on our common stock. The expected stock price volatility for our stock options was calculated by examining the historical volatility of our common stock since our common stock became publicly traded in the fourth quarter of 2013. We will continue to analyze the expected stock price volatility and expected term assumptions and will adjust our Black-Scholes option pricing assumptions as appropriate. In accordance with ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), we have elected not to establish a forfeiture rate, as stock-based compensation expense related to forfeitures of unvested stock options is fully reversed at the time of forfeiture.

Research and Development Expenses

Our research and development (“R&D”) costs consist of clinical research organization costs, costs related to clinical trials, testing and evaluation of new or alternative products or processes, studies for potentially extending a product’s approved and labeled expiration dating and other potential label expansions, post-marketing commitment studies as required by the FDA for BIVIGAM and ASCENIV and wages, benefits and stock-based compensation for employees directly related to research and development activities. All research and development costs are expensed as incurred.

Index
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

Impairment of Long-Lived Assets

We assess the recoverability of our long-lived assets, which include property and equipment and finite-lived intangible assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s carrying value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the nine months ended September 30, 2021 and 2020, we determined that there was no impairment of our long-lived assets.

Goodwill is not amortized, but is assessed for impairment on an annual basis or more frequently if impairment indicators exist. We have the option to perform a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of the reporting unit associated with the goodwill is less than its carrying amount, including goodwill and other intangible assets. If we conclude that this is the case, then we must perform a goodwill impairment test by comparing the fair value of the reporting unit to its carrying value.  An impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value, with the impairment loss recognized not to exceed the total amount of goodwill allocated to that reporting unit. We did not recognize any impairment charges related to goodwill for the nine months ended September 30, 2021 and 2020.

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

Index
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

The following table presents a summary of the changes in our results of operations for the three months ended September 30, 2021, our third fiscal quarter, compared to the three months ended September 30, 2020:

	Three Months Ended September 30,
	2021	2020	Increase (Decrease)
Revenues	$20,680,550	$10,276,358	$10,404,192
Cost of product revenue (exclusive of amortization expense shown below)	20,295,213	11,855,464	8,439,749
Gross profit (loss)	385,337	(1,579,106)	1,964,443
Research and development expenses	770,557	1,708,391	(937,834)
Plasma center operating expenses	3,146,221	1,218,898	1,927,323
Amortization of intangibles	178,838	178,838	-
Selling, general and administrative expenses	10,726,797	9,115,744	1,611,053
Loss from operations	(14,437,076)	(13,800,977)	(636,099)
Interest expense	(3,298,680)	(3,091,200)	(207,480)
Other income (expense), net	22,802	(25,276)	48,078
Net loss	$(17,712,954)	$(16,917,453)	$(795,501)

Revenues

We recorded total revenues of $20.7 million during the three months ended September 30, 2021, as compared to $10.3 million during the three months ended September 30, 2020, an increase of $10.4 million, or approximately 101%. The increase is due to increased sales across our entire portfolio of immunoglobulin products generated by our Boca Facility manufacturing operations in 2021, as we continue to expand our customer base for BIVIGAM and experience increased physician, payer and patient acceptance of ASCENIV. We also continued to benefit from the manufacturing and supply agreement we entered into in January 2020 to produce and sell intermediate fractions to a certain customer.

Cost of Product Revenue

Cost of product revenue was $20.3 million for the three months ended September 30, 2021, as compared to $11.9 million for the three months ended September 30, 2020. This increase is primarily attributable to the increase in sales volume of our immunoglobulin products.

Research and Development Expenses

R&D expenses totaled $0.8 million for the three months ended September 30, 2021, as compared to $1.7 million for the three months ended September 30, 2020. In the third quarter of 2020, we completed the implementation and qualification of a new filling line at our contract fill-finisher with associated costs of approximately $0.6 million, with no comparable amount in 2021. We also had reduced compensation costs, including stock-based compensation, associated with R&D activities during the quarter of $0.4 million, partially offset by expenses associated with ASCENIV post marketing commitments in 2021 of $0.2 million.

Plasma Center Operating Expenses

Plasma center operating expenses were $3.1 million for the three months ended September 30, 2021, as compared to $1.2 million for the three months ended September 30, 2020. Plasma center operating expenses consist of certain general and administrative plasma center costs, including rent, maintenance, utilities, compensation and benefits for center and administrative staff, advertising and promotion expenses and computer software fees related to donor collections. From the beginning of the fourth quarter of 2020 through the end of third quarter of 2021, we opened three new plasma collection centers and began the construction and buildout of a fourth plasma collection center. These expansion efforts resulted in significantly increased staffing and travel expenses, as well as increases in donor fees, rent, softgoods and consumable supplies and depreciation expense.

Index
Amortization of Intangibles

Amortization expense pertains to the amortization of intangible assets acquired in the Biotest Transaction and was $0.2 million for the three months ended September 30, 2021 and 2020.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $10.7 million for the three months ended September 30, 2021, an increase of $1.6 million from the three months ended September 30, 2020. The increase was primarily due to higher employee compensation, increased staffing and travel and related expenses of $1.4 million, largely in support of our commercialization efforts for BIVIGAM and ASCENIV, increased insurance expense of $0.3 million and increased software maintenance expense of $0.3 million as we enhance our information technology systems and replace and modernize such systems in order to maintain compliance with cGMP. These costs were partially offset by lower third-party market intelligence and consulting fees associated with certain of our ASCENIV commercialization efforts.

Loss from Operations

Our operating loss was $14.4 million for the third quarter of 2021, as compared to $13.8 million for the third quarter of 2020. The $0.6 million increase in operating loss was mainly due to the increased SG&A and plasma center operating expenses, partially offset by our improved gross profit (loss) of $2.0 million and lower R&D expenses.

Interest Expense

Interest expense increased by approximately $0.2 million for the three months ended September 30, 2021 as compared to the same period of a year ago. The increase reflects the refinancing of $15 million of subordinated debt in December 2020 whereby the interest rate increased from 6% to 11% per annum, as the maturity date on this indebtedness was extended from June 2022 to March 2024 (see “Liquidity and Capital Resources”).

Net Loss

Our net loss was $17.7 million for the three months ended September 30, 2021, as compared to $16.9 million for the three months ended September 30, 2020. The $0.8 million increase in net loss was primarily due to the increased operating loss for the quarter of $0.6 million, and to the increase in interest expense.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

The following table presents a summary of the changes in our results of operations for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020:

	Nine Months Ended September 30,
	2021	2020	Increase (Decrease)
Revenues	$54,559,758	$28,263,696	$26,296,062
Cost of product revenue (exclusive of amortization expense shown below)	56,897,959	42,180,319	14,717,640
Gross loss	(2,338,201)	(13,916,623)	11,578,422
Research and development expenses	2,917,072	4,893,549	(1,976,477)
Plasma center operating expenses	8,191,890	2,597,444	5,594,446
Amortization of intangibles	536,514	536,514	-
Selling, general and administrative expenses	31,198,880	25,750,458	5,448,422
Loss from operations	(45,182,557)	(47,694,588)	2,512,031
Interest expense	(9,741,110)	(8,875,597)	(865,513)
Other (expense) income, net	(74,531)	229,411	(303,942)
Net loss	$(54,998,198)	$(56,340,774)	$1,342,576

Index
Revenues

We recorded total revenues of $54.6 million for the nine months ended September 30, 2021, as compared to $28.3 million for the nine months ended September 30, 2020, an increase of $26.3 million, or approximately 93%. The increase is due to increased sales of our immunoglobulin products generated by our Boca Facility manufacturing operations in 2021, largely driven by the expansion of our customer base at both of our business segments that took place subsequent to September 30, 2020.

Our revenues for the first nine months of 2021 as compared to the same period of a year ago were favorably impacted by the continued commercial scale-up and increasing physician/payer acceptance of BIVIGAM and ASCENIV following these products’ FDA approvals on May 9, 2019 and April 1, 2019, respectively, while we also continued to benefit from the manufacturing and supply agreement we entered into in January 2020 to produce and sell intermediate fractions to a certain customer. Revenues in the first nine months of 2021 were also favorably impacted by the approvals we received from the FDA to implement a Hepatitis B immunization program at one of our FDA-approved plasma collection centers and from MFDS for the sale of source plasma into South Korea.

Cost of Product Revenue

Cost of product revenue was $56.9 million for the nine months ended September 30, 2021, as compared to $42.2 million for the nine months ended September 30, 2020. This increase reflects higher product revenue costs in 2021 corresponding to the increase in immunoglobulin revenues, partially offset by the absence of conformance batch production expenses in 2020 of $7.3 million. The lack of such expenses in 2021, combined with the increase in revenues, resulted in a reduction of our gross loss in the amount of $11.6 million, or 83%, for the first nine months of 2021 as compared to the first nine months of 2020.

Research and Development Expenses

R&D expenses totaled $2.9 million for the nine months ended September 30, 2021, as compared to $4.9 million for the nine months ended September 30, 2020. R&D expenses in 2020 included non-recurring charges of $1.4 million related to the implementation and qualification of a new filling line at our contract fill-finisher, $0.4 million related to a study we conducted to potentially extend ASCENIV’s approved and labeled expiration dating, and $0.2 million related to our participation in a third-party clinical research project. We also experienced a reduction in R&D related compensation expenses due to the resignation of our former Chief Medical Officer on June 8, 2021, which was offset by an increase in post-marketing commitment clinical studies in 2021 for BIVIGAM and ASCENIV as required by the FDA.

Plasma Center Operating Expenses

Plasma center operating expenses were $8.2 million for the nine months ended September 30, 2021, as compared to $2.6 million for the nine months ended September 30, 2020. The increase in plasma center operating expenses is mainly attributable to the increased number of plasma collection centers in operation resulting in higher staff and related expenses, including travel expenses, of $3.6 million, as well as increases in rent expense of $0.6 million, depreciation expense of $0.5 million, donor fees of $0.5 million, advertising expenses of $0.2 million, softgoods and consumable supplies of $0.2 million, all related to our plasma center expansion activities. As of September 30, 2021 we had five plasma collection centers that were operational and collecting plasma. We also have four additional plasma collection centers under construction and development. For those plasma centers that have not yet become operational, we are still required to incur staffing, training and travel costs during the build-out period so that these facilities are operational on the day they open.

Amortization of Intangibles

Amortization expense pertains to the amortization of intangible assets acquired in the Biotest Transaction and was $0.5 million for the nine months ended September 30, 2021 and 2020.

Selling, General and Administrative Expenses

SG&A expenses were $31.2 million for the nine months ended September 30, 2021, an increase of $5.4 million from the nine months ended September 30, 2020. The increase was primarily due to higher employee compensation, increased staffing and related expenses of $3.7 million, largely in support of our commercialization efforts for BIVIGAM and ASCENIV, along with the increase in the overall size and scope of our operations. In addition, during the second quarter of 2021 we recognized an expense and corresponding liability in the amount of $0.8 million related to the separation and transition agreement with our former Chief Medical Officer. We also incurred $1.0 million of increased insurance expense primarily related to our Boca Facility and plasma center expansion.

Index
Loss from Operations

Our operating loss was $45.2 million for the first nine months of 2021, as compared to $47.7 million for the first nine months of 2020. The $2.5 million decrease in operating loss was mainly due to the increases in revenues and corresponding reduction in gross loss and decrease in R&D expenses, largely offset by the increases in plasma center operating expenses and SG&A.

Interest Expense

Interest expense was $9.7 million for the nine months ended September 30, 2021, as compared to $8.9 million for the nine months ended September 30, 2020. The increase reflects the additional interest expense associated with the Perceptive Tranche III Loan which we drew down on March 20, 2020, as well as the higher interest on the $15 million note formerly due to Biotest that we refinanced in December 2020 (see “Liquidity and Capital Resources”).

Net Loss

Our net loss was $55.0 million for the nine months ended September 30, 2021, as compared to $56.3 million for the nine months ended September 30, 2020. The decrease in net loss of $1.3 million was primarily due to increased revenues and the decreased operating loss for the quarter of $2.5 million, partially offset by the increase in interest expense of $0.9 million, and the decrease in interest income of $0.2 million due to the reduction of interest rates that took place during the first quarter of 2020.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2021, we had working capital of $142.4 million, including cash and cash equivalents of $34.4 million, and stockholders’ equity of $102.8 million, as compared to working capital of $133.8 million, including cash and cash equivalents of $55.9 million, and stockholders’ equity of $88.2 million as of December 31, 2020. We have incurred an accumulated deficit of $395.5 million since inception, had negative cash flows from operations of $78.9 million and $69.8 million for the nine months ended September 30, 2021 and 2020, respectively, and negative cash flows from operations of $102.0 million and $76.2 million for the years ended December 31, 2020 and 2019, respectively. We have funded our operations over the past few years primarily from the sale of our equity and debt securities.

We expect to continue to spend substantial amounts on procurement of raw material plasma and other raw materials necessary to scale up our manufacturing operations, scale up of our commercialization efforts, capacity expansion at the Boca Facility, building additional plasma collection facilities, product development, quality assurance, regulatory affairs and conducting post-marketing clinical trials for our FDA-approved products.  In addition, our end-to-end production cycle from procurement of raw materials to commercial release of finished product can take between seven and 12 months or potentially longer, requiring substantial investments in raw material plasma and other manufacturing materials. We expect that we will not be able to generate a sufficient amount of product revenue to achieve profitability until the beginning of 2024 and, as a result, we expect that we will need to continue to finance our operations through additional equity or debt financings or through corporate collaboration and licensing arrangements. We are currently evaluating a variety of strategic and financing alternatives and have engaged Morgan Stanley as a financial advisor in connection with certain of those strategic alternatives. Based upon our projected revenues and projected expenditures, including capital expenditures and continued implementation of our commercialization and expansion activities, we currently believe that our cash, cash equivalents, projected revenue and accounts receivable, including the proceeds received from the October 25, 2021 underwritten public offering discussed below, will be sufficient to fund our operations, as currently conducted, through the first half of 2022. In order to have sufficient cash to fund our operations thereafter, we will need to raise additional capital during the second half of 2022, which includes our plans to refinance and expand upon, our existing debt facility. We believe that a refinancing and expansion of our current debt facility will be sufficient to fund our operations into the first quarter of 2024, at which time we believe our operations will be cash flow positive. These estimates and timeframes may change based upon several factors, including the success of our commercial manufacturing ramp-up activities, the acceptability and reimbursement of BIVIGAM and ASCENIV by physicians, patients or payers, and the various financing options that may be available to us. We currently have no firm commitments for additional financing, and there can be no assurances that we will be able to secure additional financing on terms that are acceptable to us, or at all. Furthermore, if our assumptions underlying our estimated expenses and revenues are incorrect, we may have to raise additional capital sooner than currently anticipated.

Index
On October 25, 2021, we completed an underwritten public offering whereby we issued 57.5 million shares of our common stock and received gross proceeds of $57.5 million. Net proceeds, after underwriting discounts and expenses associated with the offering, were approximately $53.9 million. We intend to use the net proceeds from this offering (i) to advance the commercial sales of our FDA approved products through the procurement of raw materials for the manufacturing of BIVIGAM and ASCENIV; (ii) to expand our plasma collection facility network; (iii) to scale up the manufacturing capacity of the Boca Facility and make continuous improvements in order to adhere to cGMP compliance; (iv) to explore business development opportunities; and (v) for general corporate purposes and other capital expenditures.

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

Due to numerous risks and uncertainties associated with the COVID-19 pandemic, FDA reviews, inspections and approvals related to our products and processes, patient/payer acceptance of our products, ongoing compliance and maintenance requirements, capacity expansion efforts at the Boca Facility, expansion of our plasma collection center network and supply chain disruptions, we are unable to estimate with certainty the amounts of increased capital outlays and operating expenditures required to fund our commercialization and other development activities. Our current estimates may be subject to change as circumstances regarding our business requirements evolve and are also subject to the effect of potential new government orders, policies and procedures that we must comply with which are outside of our control.  As such, these factors raise substantial doubt about our ability to continue as a going concern.

We may decide to raise capital through public or private equity offerings or debt financings, obtain a bank credit facility or enter into corporate collaboration and licensing arrangements. There can be no assurances that we will be able to successfully refinance or expand our existing debt to obtain additional non-dilutive financing. The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders and, in such event, the market value of our common stock may decline. The incurrence of additional indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations or other financing alternatives. In addition, we are exploring additional contract manufacturing arrangements and other business development opportunities, which may provide additional liquidity to us. We are also considering alternative business opportunities to maximize stockholder value including, for example, the acquisition or sale of specific assets or businesses, collaboration and/or license agreements or co-development agreements.

On September 3, 2021, we entered into a distribution agreement with Raymond James & Associates, Inc., as agent (“Agent”), pursuant to which we may offer and sell, from time to time, at our option, through or to the Agent, up to an aggregate of $50 million of shares of our common stock (the “Distribution Agreement”). During the nine months ended September 30, 2021, we issued 5,540,831 shares of our common stock under the Distribution Agreement and received net proceeds of $6.9 million. We may decide to utilize the Distribution Agreement from time to time in order to supplement our cash resources and fund our operations.

Index
On August 5, 2020, we entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which we could offer and sell, from time to time, at our option, through or to Jefferies, up to an aggregate of $50 million of shares of our common stock. On November 5, 2020 and February 3, 2021, we and Jefferies entered into amendments to the Sale Agreement (as amended, the “Amended Sale Agreement”) to provide for an increase in the aggregate offering amount under the Amended Sale Agreement, such that, as of February 3, 2021, we could sell shares having a gross aggregate offering price of up to $105.4 million.

For the year ended December 31, 2020, we sold 18,537,907 shares of our common stock under the Amended Sale Agreement and received net proceeds in the amount of $42.5 million. During the nine months ended September 30, 2021, we sold an additional 27,805,198 shares of our common stock and received net proceeds of $60.4 million. The net proceeds from this offering were or are being used for general corporate purposes, which may include (i) the procurement of raw materials for the manufacturing of BIVIGAM and ASCENIV; (ii) supporting the ongoing commercial sales of our IVIG products; (iii) expanding the manufacturing capacity of our Boca Facility, including supply chain functions, and enhancing the robustness of our supply chain oversight; (iv) expanding our plasma collection facility network; and (v) research and development and business development opportunities.

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

Borrowings under the Perceptive Credit Agreement bear interest at a rate per annum equal to 7.5% plus the greater of (i) one-month LIBOR and (ii) 3.5%; provided, however, that upon, and during the continuance of, an Event of Default, the interest rate will automatically increase by an additional 400 basis points. Accrued interest of approximately $0.9 million per month is payable to Perceptive on the last day of each month during the term of the Perceptive Credit Facility. The rate of interest in effect as of the Perceptive Closing Date and at September 30, 2021 was 11.0%.

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

Index
All of our obligations under the Perceptive Credit Agreement are secured by a first-priority lien and security interest in substantially all of our tangible and intangible assets, including intellectual property and all of the equity interests in our subsidiaries. The Perceptive Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The negative covenants restrict or limit our ability and that of our subsidiaries to, among other things and subject to certain exceptions contained in the Perceptive Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to our or our subsidiaries’ business activities; make certain Investments or Restricted Payments (each as defined in the Perceptive Credit Agreement); change our fiscal year; pay dividends; repay other certain indebtedness; engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that have the impact of restricting our ability to make loan repayments under the Perceptive Credit Agreement. In addition, we must (i) at all times prior to the Maturity Date maintain a minimum cash balance of $3.0 million; and (ii) as of the last day of each fiscal quarter commencing with the fiscal quarter ended June 30, 2019, report revenues for the trailing 12-month period that exceed the amounts set forth in the Perceptive Credit Agreement, which range from $45.4 million for the fiscal quarter ended September 30, 2021 to $55.0 million for the fiscal quarter ending December 31, 2021. At September 30, 2021, we were in compliance with all of the covenants contained in the Perceptive Credit Agreement.

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

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(78,903,751)	$(69,783,522)
Net cash used in investing activities	(9,835,404)	(9,126,359)
Net cash provided by financing activities	67,228,573	111,832,791
Net change in cash and cash equivalents	(21,510,582)	32,922,910

Cash and cash equivalents - beginning of period	55,921,152	26,752,135
Cash and cash equivalents - end of period	$34,410,570	$59,675,045

Net Cash Used in Operating Activities

Cash used in operations for the nine months ended September 30, 2021 was $78.9 million, an increase of $9.1 million from the same period of a year ago, mainly due to an increases in inventory and accounts receivable, partially offset by increases in accounts payable and accrued expenses. The following table illustrates the primary components of our cash flows from operations:

Index
	Nine Months Ended September 30,
	2021	2020
Net loss	$(54,998,198)	$(56,340,774)
Non-cash expenses, gains and losses	7,620,142	6,126,420
Changes in accounts receivable	(7,155,331)	(2,864,617)
Changes in inventories	(32,587,273)	(16,687,794)
Changes in prepaid expenses and other current assets	(2,812,580)	(1,252,828)
Changes in accounts payable and accrued expenses	11,735,352	1,422,652
Other	(705,863)	(186,581)
Cash used in operations	$(78,903,751)	$(69,783,522)

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 was $9.8 million, which primarily consisted of $6.0 million for the construction and buildout of new plasma collection centers and related equipment and capital expenditures at the Boca Facility of $3.8 million, which includes equipment purchases and implementation of our in-house fill/finish capabilities. Cash used in investing activities of $9.1 million for the nine months ended September 30, 2020 was attributable to $6.6 million of capital expenditures at the Boca Facility and $2.5 million for the construction of new plasma centers. We expect our total capital expenditures will be between $3.0 million and $6.0 million for the remainder of fiscal 2021, mainly for continued plasma collection center expansion.

Net Cash Provided by Financing Activities

Cash provided by financing activities was $67.2 million for the nine months ended September 30, 2021 and primarily consisted of proceeds received from the Amended Sale Agreement and the Distribution Agreement. Cash provided by financing activities of $111.8 million for the same period of a year ago was comprised of $88.7 million of net proceeds received from our underwritten public offering in February 2020, $12.5 million of proceeds from the Perceptive Tranche III Loan received in March 2020 and $10.6 million from the Amended Sale Agreement.

Effect of Inflation

Inflation or changing prices did not have a significant impact on our net revenues, operating expenses or net loss for the nine months ended September 30, 2021 or in 2020 or 2019.

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

Index
Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of September 30, 2021. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of September 30, 2021 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	We have a history of losses and will need to raise additional capital to operate our business, which may not be available on favorable terms, if at all.

•	Our auditor’s report contains a going concern statement.

•	We are currently not profitable and may never become profitable.

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

We currently anticipate, based upon our projected revenue and expenditures, that our current cash, cash equivalents and accounts receivable, including the proceeds received on October 25, 2021 from our most recent underwritten public offering, will be sufficient to fund our operations, as currently conducted, through the first half of 2022. In order to have sufficient cash to fund our operations thereafter, we will need to raise additional capital during the second half of 2022, which includes our plans to refinance and expand upon, our existing debt facility. We believe that a refinancing and expansion of our current debt facility, combined with the proceeds received from the October 25, 2021 public offering, will be sufficient to fund our operations into the first quarter of 2024, at which time we believe our operations will be cash flow positive. This time frame may change based upon how quickly we are able to execute on our commercialization efforts and operational initiatives. However, if the assumptions underlying our estimated revenues and expenses prove to be incorrect, we may have to raise additional capital sooner than we currently expect. We are also evaluating a variety of strategic and financing alternatives and have engaged Morgan Stanley as a financial advisor in connection with certain of those strategic alternatives. We anticipate that we will not be able to generate a sufficient amount of product revenue to achieve profitability until the beginning of 2024 and, as a result, we anticipate that we will need to continue to finance our operations through additional equity or debt financings or corporate collaboration and licensing arrangements. If we are unable to raise additional capital as needed, we will have to delay, curtail or eliminate our commercialization efforts as well as product development activities. Even if we are able to raise additional capital, such financings may only be available on unattractive terms, resulting in significant dilution of stockholders’ interests and, in such event, the value and potential future market price of our common stock may decline. In addition, if we raise additional funds through license arrangements or through the disposition of any of our assets, it may be necessary to relinquish potentially valuable rights to our product candidates or assets or grant licenses on terms that are not favorable to us.

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

Index
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

We have a history of losses and expect to incur substantial losses and negative operating cash flows into fiscal 2023, and we may never achieve or maintain profitability. For the nine months ended September 30, 2021 and 2020, we incurred net losses of $55.0 million and $56.3 million, respectively, and for the years ended December 31, 2020 and 2019, we incurred net losses of $75.7 million and $48.3 million, respectively. From our inception in 2004 through September 30, 2021, we have incurred an accumulated deficit of $395.5 million. We expect that we will not be able to generate a sufficient amount of product revenue to achieve profitability until the beginning of 2024 and, as a result, we expect that we will need to continue to finance our operations through additional equity or debt financings or corporate collaboration and licensing agreements. We also expect to continue to incur significant operating and capital expenditures and anticipate that our operating expenses will increase substantially in the foreseeable future as we:

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

The COVID-19 pandemic and efforts to reduce its spread has significantly affected worldwide economic conditions, caused supply chain disruptions and could have a material adverse impact on our business, liquidity, financial condition and results of operations

The COVID-19 pandemic, including the Delta variant and other resistant strains of the coronavirus, has the potential to adversely impact several aspects of each of our business segments, our commercial manufacturing operations and plasma collection facilities, including but not limited to potential disruptions to our supply-chain operations, including procurement of raw materials and packaging materials, a portion of which are sourced internationally, and the testing of finished drug product that is required prior to its availability for commercial sale.  Such testing has historically been performed by contract laboratories outside the United States. While we do not believe that the COVID-19 pandemic has significantly affected operations and immunoglobulin production at our Boca Facility or our ADMA BioCenters plasma collection operations at this time, we may experience adverse effects in the future, particularly in light of the recent increase in COVID-19 cases in the State of Florida. For example, our employees becoming ill, the imposition of additional mandatory remote working environments and federal, state and local responses to the pandemic could materially affect the efficiency and pace of our operations and manufacturing at our Boca Facility. Employee or donor illness, if not properly managed, could also impact the quality of our products and product candidates. In addition, travel and other restrictions that have been implemented in the United States could impact our commercial efforts with respect to any of our products, including BIVIGAM and ASCENIV, as trade shows, industry and medical conferences and other events we had been planning to utilize and exhibit and attend with our staff to increase awareness of our products by physicians and payers are subject to limitations, rescheduling or outright cancellation in response to the pandemic. Also, due to a combination of previous state and local “shelter-in-place” orders, as well as government stimulus packages, persisting social distancing measures and varying roll-outs of vaccinations by state, we have experienced, and may experience in the future, lower than expected donor collections at our FDA-licensed plasma collection centers. We were also subject to delays in shipments of source plasma from our contracted third-party suppliers, as well as delays in deliveries for personal protective equipment, reagents and other non-plasma raw materials and supplies used in the manufacture and distribution of our products. We have also experienced supply chain delays as a result of significant resources being diverted towards the rapid development and distribution of COVID-19 vaccines, which could result in our need to carry more inventory that we have in the past, which would put an additional strain on our cash resources.

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

To the extent that we or our partners are conducting clinical trials, the pandemic could cause delays or disruptions in these or future development programs. By example, the pandemic may result in slower enrollment, the need to suspend enrollment into studies, patient withdrawals, postponement of planned clinical or preclinical studies, redirection of site resources from studies, study modification, suspension, or termination, the introduction of remote study procedures and modified informed consent procedures, study site changes, direct delivery of investigational products to patient homes requiring state licensing, study deviations or noncompliance, and changes or delays in site monitoring.  The foregoing may require that we consult with relevant review and ethics committees, IRBs, and the FDA. The foregoing may also impact the integrity of our study data. The effects of the COVID-19 pandemic may also increase the need for clinical trial patient monitoring and regulatory reporting of adverse effects.  The pandemic could further impact our ability to interact with the FDA or other regulatory authorities and may result in delays in the conduct of inspections or review of pending applications or submissions. During the second quarter of 2021, we were notified by the FDA that our submission for the approval of our in-house fill-finish process utilizing our Vanrx SA25 Workcell aseptic filling machine will require a site inspection, either in person or virtually. Although the inspection was completed in July of 2021 and FDA approval our in-house fill-finish process and new aseptic filling machine was received in September 2021, no assurances can be provided as to the timing for completion of any other regulatory submissions or applications that may be impacted by restrictions related to COVID-19 or other circumstances unknown to us presently or that are out of our direct control. Due to the potential impact of the COVID-19 outbreak on clinical trials, drug development, and manufacturing, the FDA issued a number of guidances specifically concerning COVID-19, including guidances with respect to blood and blood components. The FDA’s guidance is continually evolving.

Subsequent to the onset of the COVID-19 pandemic, there had been a noticeable decline in certain medical prescriptions attributed to lower incident rates for illnesses, fewer RSV, influenza and other respiratory viral pathogen-infected patients, hospital admissions and a reduction in doctor visits. In addition, physical and social distancing guidelines issued by public health authorities and the resulting global changes in human behavior resulted in an observed reduction in infection transmission rates and spread of bacterial and viral infections, resulting in lower rates of infection across all patient populations, which, if continued, could potentially negatively impact the use of our IVIG products by patients. While COVID-19-related requirements vary across the United States, there are recent reports of increasing rates of other viral infections in certain locations and geographic regions of the country and as such may impact the usage and/or demand for our IVIG products. Additionally, the previous guidelines that were issued by public health authorities or any new or changing recommendations or guidelines may still impact the demand or usage of our IVIG products.

Index
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

Although we have received FDA approval for the fill/finish suite we built at the Boca Facility, we also intend to continue to utilize third parties to supplement our fill/finish process for final drug substance. Our anticipated reliance on a limited number of third-party manufacturers exposes us to the following risks:

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

Index
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

Index
If we do not obtain and maintain the necessary U.S. or international regulatory approvals to commercialize a product candidate, we will not be able to sell that product candidate, which would make it difficult for us to recover the costs of researching and developing such product candidate.

If we are not able to generate revenue from our products and product candidates, our sources of revenue may continue to be from a product mix consisting only of plasma collection and sales revenues, revenues generated from sales of our FDA-approved commercial products, revenues generated from ongoing contract manufacturing for third parties and revenues generated from the sales of manufacturing intermediates. We cannot assure you that we will receive the approvals necessary to commercialize any product candidate we may acquire or develop in the future. In order to obtain FDA approval of any product candidate requiring FDA approval, our clinical development must demonstrate that the product candidate is safe for humans and effective for its intended use, and we must successfully complete an FDA BLA review. Obtaining FDA approval of a product candidate generally requires significant research and testing, referred to as preclinical studies, as well as human tests, referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in products that the FDA considers safe for humans and effective for indicated uses. The FDA has substantial discretion in the product approval process and may require us to conduct additional preclinical and clinical testing or to perform post-marketing studies or may require additional CMC or other data and information, and the development and provision of this data and information may be time-consuming and expensive. The approval process may also be delayed by changes in government regulation, future legislation, diversion of resources for FDA review during the ongoing COVID-19 pandemic or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may:

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

Index
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

Index
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

Index
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

For the nine months ended September 30, 2021, four customers, BioCare, Reliance, Curascript and AmerisourceBergen, represented an aggregate of 74% of our consolidated revenues. For the year ended December 31, 2020, three customers, BioCare, Reliance and Biolife, represented an aggregate of 82% of our consolidated revenues.

As of September 30, 2021, six customers, Curascript, BioCare, Healix Infusion Therapy LLC, Reliance, Biolife and AmerisourceBergen, represented a total of 94% of our consolidated accounts receivable. As of December 31, 2020, three customers, BioCare, Reliance and Curascript, represented a total of 92% of our consolidated accounts receivable.

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

Index
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

Index
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

Index
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

Index
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

Index
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

Our operations have consumed substantial amounts of cash since inception. For the nine months ended September 30, 2021 and 2020, we had negative cash flows from operations of $78.9 million and $69.8 million, respectively, and for the years ended December 31, 2020 and 2019, we had negative cash flows from operations of approximately $102.0 million and $76.2 million, respectively. We expect to continue to spend substantial amounts on procurement of raw material plasma and other raw materials necessary to scale up our manufacturing operations, commercial product launches, capacity expansion at the Boca Facility, building additional plasma collection facilities, product development, quality assurance, regulatory affairs and conducting clinical trials for our product candidates and purchasing clinical trial materials, some of which may be required by the FDA. In addition, our end-to-end production cycle from procurement of raw materials to commercial release of finished product can take between seven and 12 months or potentially longer, requiring substantial investments in raw material plasma and other manufacturing materials. We expect that we will not be able to generate a sufficient amount of product revenue to achieve profitability until the beginning of 2024 and, as a result, we expect that we will need to continue to finance our operations through additional equity or debt financings or corporate collaboration and licensing agreements. We currently anticipate, based upon our projected revenue and expenditures, that our current cash, cash equivalents and accounts receivable, including the proceeds received from our October 25, public offering, will be sufficient to fund our operations, as currently conducted, through the first half of 2022. In order to have sufficient cash to fund our operations thereafter, we will need to raise additional equity or debt financing during the second half of 2022, which includes our plans to refinance and expand upon, our existing debt facility. This time frame may change based upon how quickly we are able to execute on our operational initiatives and the various financing options that may be available to us. However, if the assumptions underlying our estimated expenses prove to be incorrect, we may have to raise additional capital sooner than we currently expect. Until such time, if ever, as we can generate a sufficient amount of product revenue to achieve profitability, we expect to continue to finance our operations through additional equity or debt financings or corporate collaboration and licensing arrangements. If we are unable to raise additional capital as needed, including due to widespread liquidity constraints or significant market instability that could result from the COVID-19 pandemic, we will have to delay, curtail or eliminate our commercialization efforts or our product development activities.

Index
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

Index
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

Index
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

As of November 5, 2021, most of our 195,813,817 outstanding shares of common stock, as well as a substantial number of shares of our common stock underlying outstanding warrants, were available for sale in the public market, subject to certain restrictions with respect to sales of our common stock by our affiliates, either pursuant to Rule 144 under the Securities Act, or under effective registration statements. Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, could cause the market price of our common stock to decline or adversely affect demand for our common stock.

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

As of September 30, 2021, Perceptive, our directors and executive officers and their affiliates beneficially owned approximately 15% of the outstanding shares of our common stock. Provisions of our Certificate of Incorporation, our Bylaws and Delaware law may have the effect of deterring unsolicited takeovers or delaying or preventing a change in control of our Company or changes in our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. These provisions include:

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

Index
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

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board. Currently, our Certificate of Incorporation authorizes the issuance of up to 300,000,000 shares of common stock. As of September 30, 2021, there were 144,641,489 shares remaining available for issuance, after giving effect to 16,828,915 shares of our common stock that were subject to outstanding stock options, RSUs and warrants as of September 30, 2021 that may be issued by us without stockholder approval, as well as an additional 215,779 shares reserved for the future issuance of awards under our equity compensation plans.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Index
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

ADMA Biologics, Inc.

Date:	November 10, 2021	By:	/s/ Adam S. Grossman
			Name:	Adam S. Grossman
			Title:	President and Chief Executive Officer

Date:	November 10, 2021	By:	/s/ Brian Lenz
			Name:	Brian Lenz
			Title:	Executive Vice President and Chief Financial Officer

Index
EXHIBIT INDEX

Exhibit Number	Description

10.1
Distribution Agreement, dated September 3, 2021, by and between ADMA Biologics, Inc. and Raymond James & Associates, Inc. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2021).

10.2	Form of Retention Bonus Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2021).
10.3
Amendment to Employment Agreement, dated as of September 29, 2021, by and between the Company and Adam Grossman (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2021).

10.4
Amendment to Employment Agreement, dated as of September 29, 2021, by and between the Company and Brian Lenz (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2021).

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
101*
The following materials from ADMA Biologics, Inc.’s Form 10-Q for the quarter ended September 30, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the three and nine months ended September 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2021 and 2020, and (v) Notes to (Unaudited) Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.