Form 10-K
period 2021-12-31
ADMA BIOLOGICS, INC.
filed 2022-03-24
CIK 1368514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s common stock held by non-affiliates was $173,220,302 as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), based on a total of 108,262,689 shares of common stock held by non-affiliates and a closing price of $1.60 as reported on the Nasdaq Global Market on June 30, 2021.

As of March 18, 2022, there were 195,920,353 shares of the issuer’s common stock outstanding.

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

Special Note Regarding Forward-Looking Statements

Some of the information in this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and such forward-looking statements involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions that are not historical facts and typically are identified by use of terms such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project,” “continue,” or the negative thereof, or other variations or comparable terminology, although some forward-looking statements are expressed differently. The forward-looking statements included herein represent management’s current judgment and expectations, but our actual results, events and performance could differ materially from those in the forward-looking statements. These statements include statements about:

•
our ability to manufacture BIVIGAM and ASCENIV on a commercial scale and further commercialize these products as a result of their approval by the U.S. Food and Drug Administration (the “FDA”) in 2019;

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

•	our estimates regarding revenues, expenses, capital requirements, timing to profitability and positive cash flows and the need for and availability of additional financing;

•	possible or likely reimbursement levels for our currently marketed products;

•	estimates regarding market size, projected growth and sales of our existing products as well as our expectations of market acceptance of ASCENIV and BIVIGAM;

•
effects of the coronavirus COVID-19 pandemic on our business, financial condition, liquidity and results of operations, and our ability to continue operations in the same manner as previously conducted prior to the macroeconomic effects of the COVID-19 pandemic;

•	future domestic and global economic conditions, including, but not limited to, supply chain constraints, inflationary pressures or performance; and

•	expectations for future capital requirements.

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

We manufacture these products at our FDA-licensed, plasma fractionation and purification facility located in Boca Raton, Florida with a peak annual processing capability of up to 600,000 liters (the “Boca Facility”). Based on current production yields, our ongoing supply chain enhancements and capacity expansion initiatives, we believe this facility has the potential to produce sufficient quantities of our immune globulin (“IG”) products representing more than $250 million in annual revenue beginning in 2024 and potentially in excess of $300 million of annual revenue thereafter, as well as achieving profitability during the first quarter of 2024, as we ramp-up production over the next two to four years.

Through our ADMA BioCenters subsidiary, we currently operate FDA-licensed source plasma collection facilities in the U.S. This business unit, which we refer to as our Plasma Collection Centers business segment, provides us with a portion of our blood plasma for the manufacture of our products and product candidates, and also allows us to sell certain quantities of source plasma to customers for further manufacturing. As a part of our planned supply chain robustness initiative, we have opened five new plasma collection centers during the past 18 months, and we now have ten plasma collection centers in various stages of approval and development, including six that are operational and collecting plasma. With respect to our operational plasma collection centers, five plasma collection centers currently hold FDA licenses. In addition, one of our FDA-approved plasma collection centers also has approvals from the Korean Ministry of Food and Drug Safety (“MFDS”), as well as FDA approval to operate a Hepatitis B immunization program. After giving effect to the progress we made in 2020 and 2021 with our plasma collection network expansion, we believe we remain on track to achieve our goal of having 10 plasma collection centers licensed by the FDA by the end of 2023. A typical plasma collection center, such as those operated by ADMA BioCenters, can collect approximately 30,000 to 50,000 liters of source plasma annually, which may be sold for different prices depending upon the type of plasma, quantity of purchase and market conditions at the time of sale. Plasma collected from ADMA BioCenters’ facilities that is not used to manufacture our products or product candidates is sold to third-party customers in the U.S. and in other locations outside the U.S. where we are approved under supply agreements or in the open “spot” market.

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

On April 28, 2021, we announced that the FDA granted approval for our expanded plasma pool production scale process, allowing for a 4,400-liter plasma pool for the manufacture of our BIVIGAM IVIG product. This increased IVIG plasma pool scale, which allows us to produce BIVIGAM at an expanded capacity utilizing the same equipment, release testing assays and labor force, has begun to have a favorable impact on our gross margins and operating results, beginning in the third quarter of 2021.

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

ASCENIV is approved for the treatment of Primary Immune Deficiency Disorder (“PIDD”), a class of inherited genetic disorders that causes a deficient or absent immune system in adults and adolescents (12 to 17 years of age). Our pivotal Phase 3 clinical trial in 59 PIDD patients met the primary endpoint of no Serious Bacterial Infections reported during 12 months of treatment. Secondary efficacy endpoints further demonstrated the benefits of ASCENIV in the low incidence of infection, therapeutic antibiotic use, days missed from work/school/daycare and unscheduled medical visits and hospitalizations. We believe this clinical data together with the FDA approval for the treatment of PIDD better positions ADMA to further evaluate ASCENIV in immune-compromised patients infected with or at-risk for RSV infection or potentially other respiratory viral pathogens. Due to the COVID-19 pandemic, our plans have been delayed.  In the future however, we may elect to work with the FDA and the immunology and infectious disease community to potentially design an appropriate clinical trial to evaluate the use of ASCENIV in this patient population. Commercial sales of ASCENIV commenced in October of 2019 and the product is currently available to U.S.-based healthcare professionals for prescription and use in U.S.-based patients.

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

Evaluation of ASCENIV in PIDD Patients

PIDD or PI, a genetic disorder that causes a deficient or absent immune system, is caused by hereditary or genetic defects and can affect anyone regardless of age or gender. PIDD patients are more vulnerable to infections and more likely to suffer complications from these infections. IVIG is a plasma-derived product that is used to prevent serious infections in patients with PIDD. It is comprised of polyclonal antibodies, which are proteins produced by B-cells that are used by the body’s immune system to neutralize foreign objects such as bacteria and viruses. It is estimated that there are about 250,000 diagnosed PIDD patients in the U.S., approximately half of whom are treated with IVIG regularly. As reported in industry journals, the U.S. sales of immune and hyperimmune globulin products for all its uses were reported to be approximately $9.5 billion in 2020 and are expected to reach  approximately $17 billion by 2027 based upon an anticipated compounded annual growth rate of approximately 9%.

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

RI-002 demonstrated positive results in the Phase III study in patients with PIDD, meeting its primary endpoint of no SBIs reported. RI-002 was administered in a total of 793 infusions with zero serious adverse events to 59 patients in nine treatment centers throughout the U.S. These results, included in our Biologics License Application (“BLA”), exceed the requirement specified by FDA guidance of ≤ 1 SBI per patient-year.

On February 22, 2015, at the 2015 American Academy of Allergy, Asthma & Immunology Annual Meeting, scientific investigators reported on the secondary outcomes that included: a total of 93 days, or 1.66 days per patient per year lost from work or school due to infection; one hospitalization due to an infection of only five days duration in the entire study and Immune Globulin (“IgG”) trough levels above those required by the FDA for IVIG products. Additionally, there was a marked increase in all of the measured specific anti-pathogen antibodies in PK subjects (n=31). The mean of maximum fold increases in specific antibody levels after infusion of RI-002 ranged from 1.9 fold (S. pneumonia type 19A) to 5.3 fold (RSV), which were statistically significant fold increases from the pathogen’s specific measured baselines. The safety profile of ASCENIV is comparable to that of other immunoglobulins.

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

Based on these results, we may elect to evaluate ASCENIV for the treatment of RSV or other respiratory viral pathogens in immunocompromised patients or other appropriate patient populations.

Plasma Collection Operations

ADMA BioCenters has a total of ten source plasma collection facilities in various stages of operations or development. We are actively operating and collecting plasma at six source plasma collection facilities located in the U.S., five of which have an FDA license (of which one facility has received approvals from MFDS and FDA approval to implement a Hepatitis B immunization program), while a BLA for one of our other facilities is pending FDA approval. In addition to our six currently operational plasma collection facilities, we have four additional plasma collection facilities that are under various stages of construction and development.  Source plasma that is collected from our FDA-licensed facilities provides us with a portion of our blood plasma for the manufacture of our products and product candidates. After giving effect to the progress we made in 2020 and 2021 with our plasma collection network expansion, we believe we remain on track to achieve our goal of having 10 plasma collection centers licensed by the FDA by the end of 2023. A typical plasma collection center, such as those operated by ADMA BioCenters, can collect approximately 30,000 to 50,000 liters of source plasma annually, which may be sold for different prices depending upon the type of plasma, quantity of purchase, and market conditions at the time of sale. Plasma collected from ADMA BioCenters’ facilities that is not used to manufacture our products or product candidates are sold to third-party customers in the U.S. and other international locations where we are approved under supply agreements or in the open “spot” market.

Acquisition Transaction with Biotest Pharmaceuticals Corporation

On June 6, 2017, we completed the acquisition of certain assets (the “Biotest Assets”) of the Therapy Business Unit (“BTBU”) of BPC Plasma, Inc. (formerly Biotest Pharmaceuticals Corporation (“BPC”), together with Biotest AG, “Biotest”), which included two FDA-licensed products, Nabi-HB and BIVIGAM, and the Boca Facility (the “Biotest Transaction”). BTBU had previously been our third-party contract manufacturer. Immediately following the acquisition, the Biotest Assets were contributed into ADMA BioManufacturing.

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

Our Strategy

Our goal is to be a leader in manufacturing, marketing and developing specialized, targeted, plasma-derived therapeutics that are intended to extend and enhance the lives of individuals who are naturally or medically immune-compromised. The key elements of our strategy for achieving this goal are as follows:

•
Continue to expand the commercial production of our IG products, as well as the commercial presence, penetration and sales of BIVIGAM and ASCENIV for the treatment of patients with PI. Subject to the continuing restrictions surrounding COVID-19, we continue to enhance our recruiting initiatives and expand our existing specialty commercial sales force and commercial-facing organization to market BIVIGAM and ASCENIV to appropriate sites of care including home healthcare infusion facilities, hospitals, physician offices/clinics and other specialty treatment and infusion center organizations. We also anticipate staffing our Company with additional personnel for patient support, medical affairs, quality assurance, quality control, inventory management, regulatory affairs, scientific affairs production and third-party reimbursement. We currently use and may continue to partner with a network of national distributors to fulfill orders for BIVIGAM and ASCENIV. We have implemented and continue to implement virtual customer engagement programs to adapt and change with the current restrictions in place due to COVID-19, as well as continue with our in-person presence with customers and healthcare professionals and attend appropriate trade-related and scientific medical conferences as COVID-19 restrictions ease in various geographic regions of the country.

•
Increase marketing efforts around Nabi-HB. Subject to the restrictions surrounding COVID-19, we plan to increase our marketing efforts and attend relevant virtual or in-person medical conferences during 2022, raising awareness of the risks associated with Hepatitis B and the benefits and efficacy of Nabi-HB in its indicated populations. We have published and may continue to publish scientific data supporting the use of Nabi-HB in at-risk and appropriate patient populations.

•
Expand ASCENIV’s FDA-approved uses. Having received approval by the FDA for ASCENIV as a treatment for PIDD, we may elect to evaluate the clinical and regulatory paths to grow the ASCENIV franchise through expanded FDA-approved uses. We believe that there may be patient populations beyond PIDD that could potentially derive clinical benefit from ASCENIV, some of which may potentially be eligible for orphan status. We plan to leverage our previously conducted randomized, double-blind, placebo-controlled Phase II clinical trial evaluating RI-001, RI-002’s predecessor product candidate, in immune-compromised, RSV-infected patients to explore ASCENIV for the treatment of RSV or other potential respiratory viral pathogens, as well as in other patient populations we may believe are appropriate.

•
Improve the Boca Facility’s operating efficiencies and gross margins. During 2022, we plan to execute on the capacity optimization efforts we put in place during 2021 to increase the Boca Facility’s manufacturing capacity throughput, look for operating efficiencies and gross margin improvements. We also plan to strengthen our supply chain capabilities to potentially unlock efficiencies, improve production yields and provide more control and visibility for timing of commercial product releases for all of our FDA-approved commercial products. During 2021, we received FDA approvals for our 4,400L expanded IVIG production scale, as well as our in-house fill-finish and related operations production line using our aseptic filling machine.

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

•
Develop and expand our plasma collection center network. We plan on expanding our plasma collection network with the goal of having 10 FDA-licensed plasma collection facilities operating in the U.S. by the end of 2023 as we seek to achieve plasma supply self-sufficiency over the next few years and prepare for production ramp-up and growth to capitalize on the global growing IVIG and source plasma markets, including obtaining FDA licenses for each new plasma collection center and regulatory approval in additional jurisdictions.

•
Secure new supply contracts for potential contract manufacturing organization (“CMO”) opportunities. We are exploring new potential CMO, contract testing and business development opportunities, which include fill-finish capabilities, with our multi-faceted revenue generation platform, while continuing to fulfill our newly secured, long-term CMO supply agreement to produce and sell plasma-derived intermediate fractions.

Primary Immunodeficiency Disease

PIDD is a class of hereditary disorders characterized by defects in the immune system, due to either a lack of necessary antibodies or a failure of these antibodies to function properly. According to the World Health Organization, there are over 150 different presentations of PIDD. As patients suffering from PIDD lack a properly functioning immune system, they typically receive monthly, outpatient infusions of IVIG therapy. Without this exogenous antibody immune support, these patients would be susceptible to a wide variety of infectious diseases. PIDD has an estimated prevalence of 1:1,200 in the U.S., or approximately 250,000 people. Industry reports indicate the U.S. market for IG in 2020 was $9.5 billion and is expected to grow to $17 billion by 2027 based upon a compounded annual growth rate of 9%.

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

PIDD can present at any age from birth to adulthood, posing a considerable challenge for the practicing physician to know when and how to evaluate a subject for a possible immune defect. Subjects with marked antibody deficiencies are generally dependent on IVIG therapy for survival. Benefits of adequate IVIG therapy in subjects not able to produce antibodies normally include a reduction in the severity and frequency of infections, prevention of chronic lung disease and prevention of enteroviral meningoencephalitis. Several immune globulin products have already been approved by the FDA.

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

Plasma is collected using a process known as “plasmapheresis.” During plasmapheresis, a donor’s blood is drawn into a specialized medical device that separates the plasma component through centrifugation, and then returns the other blood components back into the donor’s bloodstream. Plasmapheresis is performed utilizing an FDA-approved, automated device with a sterile, self-contained collection kit. The plasma that is collected is known as “normal source plasma.” There are over 900 plasma donation centers in the U.S. As noted in a variety of plasma industry trade reports and related conferences, approximately 45 million liters of source plasma were collected in the U.S. in 2019. In the U.S., a donor may donate plasma a maximum of two times during any seven-day period, with at least two days in between donations. Plasma donation centers in the U.S. typically pay donors $50 to $150 per donation and some donors with rare or high antibody levels can be paid more.

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

As reported in industry journals, the U.S. sales of immune and hyperimmune globulin products for all its uses were reported to be approximately $9.5 billion in 2020 and are expected to reach approximately $17 billion in 2027 based upon an anticipated compounded annual growth rate of approximately 9%. IVIG products are used to treat primary immune deficiencies, certain autoimmune diseases, and other illnesses for immune-compromised patients and certain neuropathy indications. New research and data, secondary immune deficiencies, additional labeled indications, an aging population and emerging countries with new markets are all adding to the worldwide demand and growth of IVIG utilization.

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

Once our drug-substance is produced in the Boca Facility, the product is further processed by certain third- party fill-finish providers as well as through labeling, packaging and DSCSA serialization requirements.  The end-to-end production cycle can take approximately seven to 12 months for a batch of FDA released drug product.  During 2020, we successfully implemented several manufacturing and supply chain enhancements, including the purchase and installation of a new aseptic filling machine and the manufacturing of four conformance batches of BIVIGAM at an increased scale.  These initiatives are designed to reduce operating costs, improve margins and provide for faster production cycle turnaround time, ultimately providing increased control and independence from third-party vendors and contractors.  ADMA submitted the appropriate applications to the FDA during the fourth quarter of 2020 and received FDA approval for both the increased production scale and the in-house fill-finish line, including utilization of the Vanrx filling machine, during the second half of 2021.

ADMA BioCenters operates five FDA-licensed source plasma collection facilities located in the U.S. which provides us with a portion of our blood plasma for the manufacture of our current products and product candidates.  We also have one other plasma collection facility where we currently collect plasma for which a BLA is pending with the FDA. In addition, we have four additional plasma collection facilities that are under various stages of construction and development. After giving effect to the progress we made in 2020 and 2021 with our plasma collection network expansion, we believe we remain on track to achieve our goal of having 10 FDA-approved plasma collection centers by the end of 2023. In addition, we intend to enter into additional third-party contracts to procure normal source and high-titer plasma.

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

Subject to restrictions surrounding the COVID-19 pandemic, commercialization efforts to generate increased market awareness for Nabi-HB include attending and presenting at medical conferences, as well as sponsoring medical education symposiums. We have also hired a small, specialty sales force to market BIVIGAM and ASCENIV to hospitals, physician offices/clinics, and other specialty treatment organizations as applicable. In addition, we have been staffing our Company with additional personnel for patient support, medical affairs, quality assurance, regulatory affairs, scientific affairs, third-party reimbursement, inventory and logistics, human resources and financial and operational management. We may also use a network of national and regional distributors to assist with order fulfillment for BIVIGAM and ASCENIV for use by healthcare professionals and hospitals

Pursuant to our Manufacturing, Supply and License Agreement effective as of January 21, 2017, we granted Biotest an exclusive license to market and sell ASCENIV in Europe and in selected countries in North Africa and the Middle East (the “Territory”), to have access to our testing services for testing of BPC’s plasma samples using our proprietary RSV assay, and to reference (but not access) our proprietary information for the purpose of Biotest seeking regulatory approval for ASCENIV in the Territory. As consideration for the license, Biotest provided us with certain services at no charge and also compensated us with cash payments upon the completion of certain milestones. Biotest was also obligated to pay us an adjustable royalty based on a percentage of revenues from the sale of ASCENIV in the Territory for 20 years from the date of first commercial sale.

Major Customers

For the year ended December 31, 2021, four customers, BioCARE, Inc. (“BioCare”), Reliance Life Sciences Pvt Limited (“Reliance”), AmerisourceBergen Corporation (“AmerisourceBergen) and Priority Healthcare Distribution, Inc. (“Curascript”), represented an aggregate of 81% of our consolidated revenues.

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

New technologies are being developed by biotech and pharmaceutical companies which may impact physician prescription and patient usage of IVIG.  One such recently approved FDA therapy is an FcRn inhibitor (neonatal Fc receptor, IgG receptor) which is a protein in humans responsible for maintaining IgG levels.  This recently FDA approved FcRn is for the treatment of generalized Myasthenia Gravis that may impact a subset of overall general IVIG usage.  Other such FcRn potential targeted indications in development that may disrupt general IVIG usage may include but are not limited to: Chronic Inflammatory Demyelinating Polyradiculoneuropathy (“CIDP”), a rare type of autoimmune disorder, Immune Thrombocytopenic Purpura (“ITP”), a blood disorder characterized by a decrease in the number of platelets in the blood and Pemphigus Vulgaris (“PV”), a rare type of autoimmune disorder.

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

We also hold intellectual property, including patents and patent applications, related to immunotherapeutic compositions and immunotherapeutic methods for the treatment and prevention of S. pneumonia infection.   U.S. Patent Nos. 10,259,865 and 11,084,870 pertain to various aspects of this technology.  Additional U.S. and numerous corresponding foreign patent applications also relate to this technology.

We continue to prepare, file, and prosecute patent applications to provide broad and strong protection of our proprietary rights, including applications focused on existing and future products.

We rely on a combination of patents, trademarks, trade secrets and nondisclosure and non-competition agreements to protect our proprietary intellectual property and will continue to do so. We also seek to enhance and ensure our competitive position through a variety of means, including our unique and proprietary plasma donor selection criteria, our proprietary formulation methodology for plasma pooling and the proprietary reagents, controls, testing standards, standard operating procedures and methods we use in our anti-RSV microneutralization assay. While we intend to defend against threats to our intellectual property, litigation can be costly and there can be no assurance that our patents will be enforced or that our trade secret policies and practices or other agreements will adequately protect our intellectual property. We seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. These processes, systems, and/or security measures may be breached, and we may not have adequate remedies as a result of any such breaches. Third parties may also own or could obtain patents that may require us to negotiate licenses to conduct our business, and there can be no assurance that the required licenses would be available on reasonable terms or at all.

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

We currently hold multiple trademarks, including but not limited to ASCENIV, BIVIGAM and Nabi-HB. We have spent considerable resources registering these trademarks and building brand awareness and equity of the ADMA Biologics trade name, which has been used in commerce since 2006. We expect to maintain and defend our various trademarks to the fullest extent possible.

Government Regulation and Product Approval

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon, among other things, the testing (preclinical and clinical), quality control, research, development, approval and post-approval monitoring and reporting, manufacturing, labeling, storage, recordkeeping, advertising, promotion, import, export, marketing sales and distribution of our products and product candidates. If we do not comply with applicable requirements, we may be fined, the government may refuse to approve our marketing applications or allow us to manufacture or market our products and we may be criminally prosecuted. These requirements are continually evolving.  By example, in light of the COVID-19 pandemic, the FDA has issued a number of guidance documents to assist companies navigating pre-commercialization, commercialization, manufacturing and development concerns raised by COVID-19 and with respect to products intended for COVID-19. We and our manufacturers may also be subject to regulations under other federal, state and local laws.

U.S. Government Regulation

Our current and anticipated future product candidates are considered “biologics” under the FDA regulatory framework. The FDA’s regulatory authority for the approval of biologics resides in the Public Health Service Act (the “PHS Act”). However, biologics are also subject to regulation under the Federal Food, Drug and Cosmetic Act ( the “FDCA”) because most biological products also meet the FDCA’s definition of “drugs.” Most pharmaceuticals or “conventional drugs” consist of pure chemical substances and their structures are known. Most biologics, however, are complex mixtures that are not easily identified or characterized. Biological products differ from conventional drugs in that they tend to be heat-sensitive and susceptible to microbial contamination. This requires sterile processes to be applied from initial manufacturing steps. In the U.S., the FDA regulates biologic products under the FDCA, the PHS Act, related federal regulations under Title 21 of the Code of Federal Regulations (CFR), as well as other federal, state, and local statutes and regulations. The process required by the FDA before our product candidates may be marketed in the U.S. generally involves the following (although the FDA is given wide discretion to impose different or more stringent requirements on a case-by-case basis):

•
completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies performed in accordance with the FDA’s Good Laboratory Practice (“GLP”) regulations and other applicable laws and regulations;

•	submission to the FDA of an Investigational New Drug (“IND”) application which must become effective before clinical trials may begin;

•	obtaining approval by an Institutional Review Board (“IRB”) at each clinical site before a clinical trial may be initiated at that site;

•
performance of adequate and well-controlled clinical trials meeting FDA requirements, commonly referred to as Good Clinical Practices (“GCP”), and other additional requirements for the protection of human research subjects and to establish the safety and efficacy of the product candidate for each proposed indication;

•
manufacturing (through an FDA-approved facility) of product in accordance with the FDA’s current Good Manufacturing Practices (“cGMP”) to be used in the clinical trials and providing manufacturing information needed in regulatory filings;

•
submission of a BLA to the FDA for marketing approval that includes substantial evidence of safety, purity and potency from results of clinical trials; the results of preclinical testing; detailed information about the chemistry, manufacturing, and controls (“CMC”) and proposed labeling and packaging for the product candidate;

•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the product candidate is produced, and potentially other involved facilities as well, to assess compliance with cGMP regulations and other applicable regulations;

•	satisfactory completion of potential FDA inspections of the preclinical study and clinical trial sites that generate the data in support of the BLA and;

•	FDA review and approval of a BLA prior to any commercial marketing, sale or shipment of the product, including agreement on post-marketing commitments.

The testing, review and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all. We may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us from marketing our product candidates. In addition, the FDA may limit the indications for use or place other conditions on any approvals that could restrict the commercial application of the products.

Pre-Clinical Studies

Prior to commencing the first clinical trial at a United States investigational site, we must submit manufacturing and analytical data, pre-clinical data from studies conducted in accordance with GLPs, and clinical trial plans, among other information, to the FDA as part of an IND application. Subject to certain exceptions, an IND becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, issues a clinical hold to delay a proposed clinical investigation due to concerns or questions about the product or the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during trials due to safety concerns or non-compliance.

Our submission of an IND, or those of our collaboration partners, may not result in the FDA allowance to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. The FDA must also approve certain changes to an existing IND, such as certain manufacturing changes. Further, an independent institutional review board (“IRB”) duly constituted to meet FDA requirements for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center and it must monitor the safety of the study and study subjects until completed. The FDA, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive GCP requirements and regulations for informed consent, and must be conducted with product meeting cGMPs.

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

•
Phase II clinical trials are generally conducted in a larger but limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the product candidate for specific targeted indications and to determine tolerance and optimal dosage. Multiple Phase II clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase III clinical trials.

•
Phase III trials are conducted to establish the overall risk/benefit profile of the product. Certain Phase III clinical trials are referred to as pivotal trials. Phase III clinical trials aim to provide substantial evidence of reproducibility of clinical efficacy and safety results for approval and to further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites.

In addition, under the Pediatric Research Equity Act of 2003, a BLA or supplement for a new active ingredient, new indication, new dosage form, new dosing regimen, or new route of administration must contain data that is adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the applicant has obtained a waiver or deferral. In 2012, the Food and Drug Administration Safety and Innovation Act amended the FDCA to require that a sponsor who is planning to submit such an application submit an initial Pediatric Study Plan (“PSP”) within 60 days of an end-of-phase 2 meeting or as may be agreed between the sponsor and the FDA. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of data or full or partial waivers. The FDA and the sponsor must reach agreement on the PSP.

In some cases, the FDA may condition continued approval of a BLA on the sponsor’s agreement to conduct additional clinical trials, or other commitments. Such post-approval studies are typically referred to as Phase IV studies, which are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA and the investigators for: serious and unexpected adverse events; any findings from other studies, tests in laboratory animals or in vitro testing and other sources that suggest a significant risk for human subjects; or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase I, Phase II and Phase III clinical trials might not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biological product has been associated with unexpected serious harm to patients.

In limited circumstances, the FDA also permits the administration of investigational biological products to patients under its expanded access regulatory authorities. Under the FDA’s expanded access authority, provided certain qualifying criteria are met, patients who are not able to participate in a clinical trial may be eligible for accessing investigational products, including through individual compassionate or emergency use in concert with their requesting physician.

Concurrent with clinical trials, companies usually complete additional preclinical studies, animal studies, develop additional information about the physical characteristics of the biological product candidate and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHS Act emphasizes the importance of manufacturing controls for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

Biologics License Applications

The results of product candidate development, preclinical testing and clinical trials, together with, among other things, detailed information on the manufacture and composition of the product and proposed labeling, and the payment of a user fee, are submitted to the FDA as part of a BLA. Under the Prescription Drug User Fee Act (“PDUFA”), the fees payable to the FDA for reviewing an original BLA, as well as annual program fees for approved products can be substantial, subject to certain limited deferrals, waivers and reductions that may be available.

Following submission, the FDA has 60 days to review all BLAs to determine if they are substantially complete before it accepts them for filing. The FDA may refuse to file a BLA that it deems incomplete or not reviewable at the time of submission, in which case the BLA will have to be updated and resubmitted. The FDA may also request additional information to be submitted in a very short time frame before accepting a BLA for filing.

If the FDA accepts the application for filing, the FDA reviews the BLA to determine, among other things, whether the proposed product is safe, pure, and potent for its intended use, and whether the product is being manufactured in compliance with cGMP. During its review of a BLA, the FDA may refer the application for novel product candidates or products that present difficult questions to an advisory committee of experts for their review, evaluation and recommendation as to whether the application should be approved, which information is taken into consideration along with the FDA’s own review findings. The FDA’s PDUFA review goal is to review 90% of priority BLAs within six months of filing and 90% of standard applications within 10 months of filing, but the FDA can and frequently does extend this review timeline to consider certain later-submitted information or information intended to clarify or supplement an initial submission. The FDA may not complete its review or approve a BLA within these established goal review times. Moreover, this review period may change as the PDUFA statute must be reauthorized by Congress by September 2022.

Before approving a marketing application, the FDA typically will inspect the facility or facilities where the product is manufactured, referred to as a Pre-Approval Inspection, as well as one or more clinical trial sites. The FDA will not approve a product candidate unless cGMP compliance is satisfactory. During its review of a BLA, the FDA may refer the application to an advisory committee of experts for their review, evaluation and recommendation as to whether the application should be approved, which information is taken into consideration along with the FDA’s own review findings.

After the FDA conducts its in-depth review of the application and after the inspection of the manufacturing facilities and clinical trial sites, the FDA issues either an approval letter or a Complete Response Letter (“CRL”). A CRL generally outlines the deficiencies in the submission and may also require additional clinical or other data, including one or more additional pivotal Phase III clinical trials. Even if such requested data are submitted, the FDA may ultimately decide that the BLA does not satisfy the criteria for approval and issue a denial of the BLA. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we do. If the FDA’s evaluations of the BLA and the clinical and manufacturing procedures and facilities are favorable, the FDA may issue an approval letter. If the evaluations are not favorable the FDA will issue a CRL, which may contain the conditions that must be met in order to secure final approval of the BLA. If a CRL is issued, a company has up to twelve months to resubmit or withdraw the BLA, unless the FDA allows for an extension as requested by a sponsor. If a CRL is issued, resubmissions for original applications and supplements of different types are subject to varying agency review procedures and review timing goals. For example, upon the resubmission of an original BLA application or efficacy supplement, CBER will classify the resubmission as either Class 1 (triggering a two-month review goal for the FDA) or Class 2 (triggering a six-month review goal for the FDA) depending on the circumstances. CBER also includes specific goals for review of manufacturing and labeling supplements, though in practice, FDA reviews may take longer than the stated goals.

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

Even if the FDA approves a product, it may limit the approved indications or populations for use of the product, require that contraindications, warnings, or precautions be included in the product labeling, including a boxed warning, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms under a Risk Evaluation and Mitigation Strategy (“REMS”). If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing can materially affect the potential market and profitability of the product. The FDA may also not approve label statements that are necessary for successful commercialization and marketing. Products may be marketed only for the FDA-approved indications and in accordance with the FDA-approved label. The FDA does not allow drugs to be promoted for “off-label” uses – that is, uses that are not described in the product’s approved labeling and that differ from those that were approved by the FDA. Furthermore, the FDA generally limits approved uses to those studied in clinical trials. If there are any modifications to the product, including changes in indications, other labeling changes, or manufacturing processes or facilities, we may be required to submit and obtain FDA approval of a new BLA or BLA supplement, which may require us to develop additional data or conduct additional preclinical studies and clinical trials, and/or require additional manufacturing data.

Satisfaction of the FDA regulations and approval requirements or similar requirements of foreign regulatory agencies typically takes many years, and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. Typically, if a product candidate is intended to treat a chronic disease, as was the case with ASCENIV, safety and efficacy data must be gathered over an extended period of time. Government regulation may delay or prevent marketing of product candidates for a considerable period of time and impose costly procedures upon our activities. The FDA or any other regulatory agency may not grant approvals for any changes on a timely basis, or at all. Even if a product candidate receives regulatory approval, the approval may be significantly limited to specific disease states, patient populations and dosages. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Delays in obtaining, or failures to obtain, regulatory approvals for any of our product candidates would harm our business. In addition, we cannot predict what adverse governmental regulations may arise from future U.S. or foreign governmental action.

Post-Approval Regulatory Requirements

After regulatory approval is obtained, biological drug products are subject to extensive and continuing regulation by the FDA, and the FDA may impose a number of post-approval requirements as a condition of approval of an application. For example, as a condition of approval of a BLA, the FDA may require post-marketing testing and surveillance to monitor the product’s safety or efficacy. In addition, holders of an approved BLA are required to keep extensive records (including certain electronic records and signature requirements), submit annual reports, report certain adverse reactions and production problems to the FDA, provide updated safety and efficacy information, and comply with requirements concerning advertising and promotional labeling for their products. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are annual user fee requirements for any marketed products, as well as new application fees for supplemental applications with clinical data. BLA holders must comply with other regulatory requirements, including submitting annual reports, reporting information about adverse drug experiences, and maintaining certain records. The FDA may withdraw a product approval if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, problems with manufacturing processes or failure to comply with regulatory requirements, may result in restrictions on the product or even complete withdrawal of the product from the market. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as refusal to approve pending applications, license suspension or revocation, withdraw approval of a BLA, imposition of a clinical hold or termination of clinical trials, warning letters, untitled letters, suspension of manufacturing, sales or use, product seizures or recalls, import restrictions, injunctive action or possible fines and other penalties. We cannot be certain that we or our present or future third-party manufacturers or suppliers will be able to comply with the cGMP regulations and other ongoing FDA regulatory requirements.

Manufacturers must continue to comply with cGMP requirements, which are extensive and require considerable time, resources and ongoing investment to ensure compliance. In addition, changes to the manufacturing process generally require prior FDA approval before being implemented. Other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval. Certain manufacturing deviations and unexpected manufacturing events must be investigated, corrected, and reported to FDA.

Manufacturers and certain other entities involved in the manufacturing and distribution of approved products are required to register their establishments with the FDA and certain state agencies, list the manufactured products to the FDA, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. The cGMP requirements apply to all stages of the manufacturing process, including the production, processing, sterilization, packaging, labeling, storage and shipment of the product. Manufacturers must establish validated systems to ensure that products meet specifications and regulatory standards, and test each product batch or lot prior to its release. The information that must be submitted to FDA regarding manufactured products was expanded through the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act to include the volume of drugs produced during the prior year. For biologics products subject to lot release, for each product lot the applicant must submit materials related to that lot to the FDA prior to that lot being released for distribution.

Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort towards production and quality control to maintain cGMP compliance.

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

FDA post-approval requirements are continually evolving. For example, in March 2020, the U.S. Congress passed the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, which includes various provisions regarding FDA drug shortage and manufacturing volume reporting requirements, as well as provisions regarding supply chain security, such as risk management plan requirements, and the promotion of supply chain redundancy and domestic manufacturing. As part of the CARES Act implementation, the FDA recently issued a guidance on the reporting of the volume of drugs produced, which reporting will require additional administrative efforts by drug manufacturers.

Advertising and Promotion

The FDA closely regulates the post-approval marketing and promotion of products, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the Internet. A product cannot be promoted before it is approved. After approval, product promotion can include only those claims relating to safety and effectiveness that are consistent with the labeling approved by the FDA. Healthcare providers are permitted to prescribe drugs for “off-label” uses - that is uses not approved by the FDA and not described in the product’s labeling because the FDA does not regulate the practice of medicine. However, FDA regulations impose restrictions on manufacturers’ communications regarding off-label uses. Broadly speaking, a manufacturer may not promote a drug for off-label use, but under certain conditions may engage in non-promotional, balanced, scientific communication regarding off-label use. Failure to comply with applicable FDA requirements and restrictions in this area may subject a company to adverse publicity and enforcement action by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes a drug.

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

Regulation of ADMA BioCenters

With some limited exceptions, all blood and blood product collection and manufacturing centers which engage in interstate commerce must be licensed by and registered with the FDA, and must be commercially distributed blood products with the agency. In order to achieve licensure, the organization must submit a BLA three months after the center’s first donor collection and undergo a 12-month pre-licensure inspection. ADMA BioCenters has completed these requirements and holds an FDA license for five of its existing plasma collection facilities. In order to maintain an FDA license, each such facility operated by ADMA BioCenters will be inspected at least every two years and must meet certain regulatory requirements. ADMA BioCenters is also required to submit annual reports to the FDA, as well as reports of fatalities related to blood and blood component collection or transfusion.  Establishments must also comply with FDA’s regulatory standards which include a variety of requirements related to, among other areas, cGMPs, deviation investigation and reporting, donor screening and product testing, as well as product labeling.  Facilities must further ensure that all tests and equipment that are used are appropriate for their intended use, which may include FDA clearance and/or approval of the applicable test or equipment.

Blood plasma collection and manufacturing centers are also subject to the Clinical Laboratory Improvement Amendments, state licensure and compliance with industry standards such as the International Quality Plasma Program. Compliance with state and industry standards is verified by means of routine inspection. State requirements may differ significantly from federal requirements, which may complicate compliance efforts. We believe that our existing ADMA BioCenters facilities are currently in compliance with state and industry standards. Delays in obtaining, or failures to maintain, regulatory approvals for any facilities operated by ADMA BioCenters would harm our business. In addition, we cannot predict what adverse federal and state regulations and industry standards may arise in the future.

Foreign Regulation

In addition to regulations in the U.S., if we choose to pursue clinical development and commercialization in the European Union, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of any future product. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

Under European Union regulatory systems, marketing authorizations may be submitted either under a centralized, decentralized or national or mutual recognition procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states. The decentralized procedure provides for approval by one or more “concerned” member states based on an assessment of an application performed by one member state, known as the “reference” member state. Under the decentralized approval procedure, an applicant submits an application, or dossier, and related materials to the reference member state and concerned member states. The reference member state prepares a draft assessment report and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report, each concerned member state must decide whether to approve the assessment report and related materials. If a member state does not recognize the marketing authorization, the disputed points are eventually referred to the European Commission, whose decision is binding on all member states. In addition to the centralized procedure and the decentralized procedure, it may also be possible to obtain a marketing authorization for one single member state through a national procedure. The mutual recognition procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval, refuse it or request additional information.

Pharmaceutical Pricing and Reimbursement of Our Products

All sales in the U.S. of BIVIGAM, ASCENIV and Nabi-HB depend in part upon the availability of reimbursement from third-party payers. Third-party payers include government health programs, managed care providers, private health insurers and other organizations. BIVIGAM and Nabi-HB are reimbursed or purchased under several government programs, including Medicaid, Medicare Parts B and D, the 340B/Public Health Service program, and pursuant to an existing contract with the Department of Veterans Affairs. Medicaid is a joint state and federal government health plan that provides covered outpatient prescription drugs for low-income individuals. Under Medicaid, drug manufacturers pay rebates to the states based on utilization data provided by the states. CMS has issued a permanent, product-specific-J-code for ASCENIV.  Under the HCPCS, the J-code (J1554) became effective April 1, 2021.

Significant uncertainties exist as to the coverage and reimbursement status of our current products as well as any products for which we may obtain regulatory approval. In the U.S., sales of BIVIGAM, ASCENIV and Nabi-HB, as well as any products for which we may receive regulatory approval for commercial sale will depend in part on the availability of coverage and reimbursement from third-party payers. Third-party payers include government authorities, managed care providers, private health insurers and other organizations. No uniform policy of coverage and reimbursement for drug products exists. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products will be made on a payor-by-payor basis. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. The process for determining whether a payer will provide coverage for a drug product may be separate from the process for setting the reimbursement rate that the payer will pay for the drug product. Third-party payers may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drugs for a particular indication. Moreover, a payer’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

Third-party payers are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. In order to obtain coverage and reimbursement for our current products and any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of any products, in addition to the costs required to obtain regulatory approvals. Our current products and product candidates may not be considered medically necessary or cost-effective. If third-party payers do not consider a product to be cost-effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit.

The U.S. government and state legislatures have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, limitations on coverage, increased rebates, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. For example, the Patient Protection and Affordable Care Act (“ACA”) and the companion Healthcare and Education Reconciliation Act (which together are referred to as the “Healthcare Reform Law”) contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs. We have addressed additional reforms related to government pricing programs that could be relevant to our products below. These and any additional healthcare reform measures could further constrain our business or limit the amounts that federal and state governments will pay for healthcare products and services, which could result in additional pricing pressures. Adoption of government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals.

The marketability of our current products and any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payers fail to provide adequate coverage and reimbursement. In addition, the emphasis on cost containment measures in the U.S. has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Government Price Reporting

Manufacturers participate in, and have certain price reporting obligations under, the Medicaid Drug Rebate Program, state Medicaid supplemental rebate program(s), and other governmental pricing programs. For calendar quarters beginning January 1, 2022, manufacturers will be required to report the average sales price for certain drugs under the Medicare program regardless of whether the manufacturer participates in the Medicaid Drug Rebate Program.  Previously, this reporting obligation extended only to manufacturers participating in the Medicaid Drug Rebate Program. Under this Program, manufacturers are required to pay a rebate to each state Medicaid program for covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available for their drugs under Medicaid and Part B of the Medicare program.

Medicaid is a joint federal and state program that is administered by the states for low-income and disabled beneficiaries. Medicaid rebates are based on pricing data reported by manufacturers on a monthly and quarterly basis to the CMS, the federal agency that administers the Medicaid and Medicare programs. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug, which, in general, represents the lowest price available from the manufacturer to any entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts, and other price concessions. The amount of the rebate is adjusted upward if the average manufacturer price increases more than inflation (measured by reference to the Consumer Price Index - Urban). Currently, the rebate is capped at 100 percent of the average manufacturer price, but, effective January 1, 2024, this cap on the rebate will be removed, and our rebate liability could increase accordingly.

If a manufacturer becomes aware that its reporting for a prior quarter was incorrect, or has changed as a result of recalculating the pricing data, the manufacturer is obligated to resubmit the corrected data for up to three years after those data originally were due, which revisions could affect rebate liability for prior quarters. The federal Patient Protection and ACA made significant changes to the Medicaid Drug Rebate Program, and CMS issued a final regulation, which became effective on April 1, 2016, to implement the changes to the Medicaid Drug Rebate Program under the ACA. On December 21, 2020, CMS issued a final rule that modified Medicaid Drug Rebate Program regulations to permit reporting multiple best price figures with regard to value‑based purchasing arrangements (beginning in 2022); provided definitions for “line extension,” “new formulation,” and related terms with the practical effect of expanding the scope of drugs considered to be line extensions (beginning in 2022); and revised best price and average manufacturer price exclusions of manufacturer-sponsored patient benefit programs, particularly regarding potential inapplicability of such exclusions in the context of pharmacy benefit manager “accumulator” programs (beginning in 2023).

Medicare is a federal program that is administered by the federal government that covers individuals age 65 and over or that are disabled as well as those with certain health conditions. Medicare Part B generally covers drugs that must be administered by physicians or other health care practitioners, among others. Medicare Part B generally pays for such drugs under a payment methodology based on the average sales price of the drugs. Manufacturers are required to report average sales price information to CMS on a quarterly basis. The manufacturer-submitted information is used by CMS to calculate Medicare payment rates.

Congress could enact additional changes that affect our overall rebate liability and the information manufacturers report to the government as part of price reporting calculations. For example, Congress is considering a Medicare Part B inflation rebate, under which manufacturers would owe additional rebates if the average sales price of a drug were to increase faster than the pace of inflation.

Civil monetary penalties can be applied if a manufacturer is (1) found to have knowingly submitted any false pricing or other information to the government, (2) found to have made a misrepresentation in the reporting of our average sales price, or (3) fails to submit the required data on a timely basis. Such conduct also could be grounds for CMS to terminate a Medicaid Drug Rebate Program agreement, in which case federal payments may not be available under Medicaid or Medicare Part B for the manufacturer’s covered outpatient drugs.

Federal law requires that any company that participates in the Medicaid Drug Rebate Program also participate in the Public Health Service’s 340B drug pricing program (the “340B program”) in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program, which is administered by the Health Resources and Services Administration, or HRSA, requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. Covered entities include hospitals that serve a disproportionate share of financially needy patients, community health clinics, and other entities that receive certain types of grants under the Public Health Service Act. The ACA expanded the list of covered entities to include certain free-standing cancer hospitals, critical access hospitals, rural referral centers, and sole community hospitals, but exempts “orphan drugs” from the ceiling price requirements for these covered entities. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and Medicaid rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate Program. In general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement.

HRSA issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, which became effective on January 1, 2019. It is currently unclear how HRSA will apply its enforcement authority under this regulation. Any charge by HRSA that a manufacturer has violated the requirements of the regulation could result in civil monetary penalties. Moreover, under a final regulation effective January 13, 2021, HRSA established a new administrative dispute resolution (“ADR”) process for claims by covered entities that a manufacturer has engaged in overcharging, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts. Such claims are to be resolved through an ADR panel of government officials rendering a decision that can be appealed to a federal court. An ADR proceeding could subject a manufacturer to onerous procedural requirements and could result in additional liability. HRSA also implemented a price reporting system under which manufacturers are required to report 340B ceiling prices on a quarterly basis to HRSA, which then publishes those prices to 340B covered entities. In addition, legislation could be passed, that would further expand the 340B program to additional covered entities, or participating manufacturers could be required to agree to provide 340B discounted pricing on drugs used in an inpatient setting.

In order to be eligible to have their products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies (VA, Department of Defense (“DoD”), Coast Guard, and Public Health Service (“PHS”)) and grantees, manufacturers must participate in the U.S. Department of Veterans Affairs (“VA”) Federal Supply Schedule (“FSS”) pricing program. Prices for innovator drugs purchased by the VA, DoD, Coast Guard, and PHS are subject to a cap (known as the “Federal Ceiling Price”) equal to 76% of the annual non-federal average manufacturer price (“non-FAMP”) minus, if applicable, an additional discount. The additional discount applies if non-FAMP increases more than inflation (measured by reference to the Consumer Price Index – Urban (“CPIU”)). In addition, in the second and subsequent year, the price also is capped at prior year FSS contract plus CPIU. Manufacturers must also participate in the Tricare Retail Pharmacy Program, under which they pay quarterly rebates to DoD for prescriptions of innovator drugs dispensed to Tricare beneficiaries through Tricare Retail network pharmacies. The governing statute provides for civil monetary penalties for failure to provide information timely or for knowing submission of false information to the government.

Medicare Part D generally provides coverage to enrolled Medicare patients for self-administered drugs (i.e., drugs that are not administered by a physician). Medicare Part D is administered by private prescription drug plans approved by the U.S. government and, subject to detailed program rules and government oversight, each drug plan establishes its own Medicare Part D formulary for prescription drug coverage and pricing, which the drug plan may modify from time to time. The prescription drug plans negotiate pricing with manufacturers and pharmacies, and may condition formulary placement on the availability of manufacturer rebates. In addition, manufacturers are required to provide to CMS a 70% discount on brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries are in the coverage gap phase of the Part D benefit design. Civil monetary penalties can be applied if a manufacturer fails to provide these discounts in the amount of 125 percent of the discount that was due. Congress could enact legislation that sunsets this discount program and replaces it with a new manufacturer discount program. Congress further could enact a Medicare Part D inflation rebate, under which manufacturers would owe additional rebates if the average manufacturer price of a drug were to increase faster than the pace of inflation.

Congress also could enact a drug price negotiation program under which the prices for certain high Medicare spend single source drugs would be capped by reference to the non-federal average manufacturer price. This or any other legislative change could impact the market conditions for our products. We further expect continued scrutiny on government price reporting from Congress, agencies, and other bodies.

Group health plans, health insurance issuers, health maintenance organizations, other healthcare payors, and pharmacy benefit managers in the United States are adopting more aggressive utilization management techniques and are increasingly requiring significant discounts and rebates from manufacturers as a condition to including products on formulary with favorable coverage and cost-sharing. These payors may not cover or adequately reimburse for use of our products or may do so at levels that disadvantage them relative to competitive products. Outside the United States, within the EU, our products are paid for by a variety of payors, with governments being the primary source of payment. Government health authorities in the EU determine or influence reimbursement of products, and set prices or otherwise regulate pricing. Negotiating prices with governmental authorities can delay commercialization of our products. Governments may use a variety of cost-containment measures to control the cost of products, including price cuts, mandatory rebates, value-based pricing, and reference pricing (i.e., referencing prices in other countries or prices of competitive products and using those reference prices to set a price). Budgetary pressures in many EU countries are continuing to cause governments to consider or implement various cost-containment measures, such as price freezes, increased price cuts and rebates, and expanded generic substitution and patient cost-sharing. Recently, several states also have enacted or are considering legislation intended to make drug prices more transparent and deter significant price increases that impose reporting requirements on biopharmaceutical companies. These laws may affect our future sales, marketing, and other promotional activities by imposing administrative and compliance burdens.  Such laws also typically impose significant civil monetary penalties for each instance of reporting noncompliance that can quickly aggregate into the millions of dollars.

U.S. Healthcare Reform

The containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. Changes in government legislation or regulation and changes in private third-party payors’ policies toward reimbursement for our products, if successfully developed and approved, may reduce reimbursement of our products’ costs to physicians, pharmacies, patients, and distributors. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, payment of rebates, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could limit our net revenue and results for products, if any, we commercialize in the future.

The pricing and reimbursement environment for our products may change in the future and become more challenging due to state and federal healthcare reform measures. The American Recovery and Reinvestment Act of 2009, or ARRA, for example, allocated new federal funding to compare the effectiveness of different treatments for the same condition. The plan for the research was published in 2012 by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures are made to Congress. Although ARRA does not mandate the use of the results of comparative effectiveness studies for reimbursement purposes, it is not clear what effect, if any, the research will have on the sales of any products for which we receive marketing approval or on the reimbursement policies of public and private payors. It is possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of any product for which we receive marketing approval. For example, if third-party payors find our products not to be cost-effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

The ACA is a sweeping measure intended to expand healthcare coverage within the U.S., primarily through the imposition of health insurance mandates on employers and individuals, the provision of subsidies to eligible individuals enrolled in plans offered on the health insurance exchanges, and the expansion of the Medicaid program. This law has substantially changed the way healthcare is financed by both governmental and private insurers and has significantly impacted the pharmaceutical industry. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, benefits for patients within a coverage gap in the Medicare Part D prescription drug program (commonly known as the “donut hole”), rules regarding prescription drug benefits under the health insurance exchanges, changes to the Medicaid Drug Rebate Program, expansion of the Public Health Service Act’s 340B drug pricing program, or 340B program, and fraud and abuse enforcement. These changes have impacted previously existing government healthcare programs and have resulted in the development of new programs, including Medicare payment for performance initiatives and improvements to the Medicare physician quality reporting system and feedback program.

One of the goals of ACA was to expand coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, among other things, the ACA increased minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program and extended manufacturers’ Medicaid rebate liability to drugs dispensed to individuals who are enrolled in Medicaid managed care organizations. The ACA also requires manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to certain direct or indirect payments and other transfers of value to U.S.-licensed physicians and teaching hospitals, as well as ownership and investment interests held in the company by physicians and their immediate family members. Beginning in 2022 with respect to 2021 data, applicable manufacturers also will be required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives. Failure to submit required information may result in civil monetary penalties of $1,000 to $10,000 for each payment or ownership interest that is not timely, accurately, or completely reported (annual maximum of $150,000), and $10,000 to $100,000 for each knowing failure to report (annual maximum of $1 million) (for an aggregate annual maximum of $1,150,000).

Some states have elected not to expand their Medicaid programs by raising the income limit to 133% of the federal poverty level, as is permitted under the ACA. For each state that does not choose to expand its Medicaid program, there may be fewer insured patients overall, which could impact sales of our products that are approved and that we successfully commercialize, and our business and financial condition. Where Medicaid patients receive insurance coverage under any of the new options made available through the ACA, the possibility exists that manufacturers may be required to pay Medicaid rebates on drugs used under these circumstances, a decision that could impact manufacturer revenues.

Certain provisions of the ACA have been subject to judicial challenges as well as efforts to modify them or to alter their interpretation or implementation. For example, Congress eliminated, starting January 1, 2019, the tax penalty for not complying with the ACA’s individual mandate to carry health insurance. Further, the Bipartisan Budget Act of 2018, among other things, amended the Medicare statute to reduce the coverage gap in most Medicare drugs plans, commonly known as the “donut hole,” by raising the required manufacturer point-of-sale discount from 50% to 70% off the negotiated price effective as of January 1, 2019. Additional legislative changes, regulatory changes, and judicial challenges related to the ACA remain possible, but the nature and extent of such potential changes or challenges are uncertain at this time. It is unclear how the ACA and its implementation, as well as efforts to modify or invalidate the ACA, or portions thereof, or its implementation, will affect our business, financial condition and results of operations. It is possible that the ACA, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our products or product candidates for which we receive regulatory approval or to successfully commercialize our products and product candidates.

Other legislative changes relating to reimbursement have been adopted in the U.S. since the ACA was enacted. For example, on August 2, 2011, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reductions. In concert with subsequent legislation, this has resulted in aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2031 (with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, due to the COVID-19 pandemic). The law provides for 1% Medicare sequestration in the second quarter of 2022 and allows the full 2% sequestration thereafter until 2031. As long as these cuts remain in effect, they could adversely impact payment for any products we may commercialize in the future. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce our profitability.

Additional legislative changes, regulatory changes, or guidance could be adopted, which may impact the marketing approvals and reimbursement for our product candidates. For example, there has been increasing legislative, regulatory, and enforcement interest in the United States with respect to drug pricing practices. There have been several Congressional inquiries and proposed and enacted federal and state legislation and regulatory initiatives designed to, among other things, bring more transparency to product pricing, evaluate the relationship between pricing and manufacturer patient assistance and support programs, potentially permit government negotiation of Medicare pricing with manufacturers relative to certain international prices paid, and reform government healthcare program reimbursement methodologies for drug products. If healthcare policies or reforms intended to curb healthcare costs are adopted or if we experience negative publicity with respect to pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for any approved products may be limited, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted.

It is possible that the ACA, as currently enacted or may be amended in the future, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria and new payment methodologies and in additional downward pressure on coverage and payment and the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products. We cannot be sure whether additional legislative changes will be enacted in the United States or outside of the United States, or whether regulatory changes, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be.

Anti-Fraud and Abuse Laws

We are also subject to numerous fraud and abuse laws and regulations globally.  In the U.S., there are a variety of federal and state laws restricting certain marketing practices in the pharmaceutical industry pertaining to healthcare fraud and abuse, including anti-kickback laws and false claims laws. Our sales, marketing, patient support and medical activities may be subject to scrutiny under these laws. The U.S. federal healthcare program Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving anything of value to induce (or in return for) the referral of business, including the purchase, recommendation or prescription of a particular drug reimbursable under Medicare, Medicaid or other federally financed healthcare programs. The statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and patients, prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common manufacturer business arrangements and activities from prosecution and administrative sanction, the exemptions and safe harbors are drawn narrowly and are subject to regulatory revision or changes in interpretation by the U.S. Department of Justice, or DOJ, and the Office of Inspector General of the U.S. Department of Health and Human Services, or OIG. Recent regulations eliminate the discount safe harbor protection for manufacturer rebates paid directly, or indirectly through a pharmacy benefit manager (“PBM”) to Medicare Part D or Medicare Advantage plans, effective January 1, 2026.  Practices or arrangements that involve remuneration may be subject to scrutiny if they do not qualify for an exemption or safe harbor.  Violations of the federal Anti-Kickback Statute may be established without providing specific intent to violate the statute, and may be punishable by civil, criminal, and administrative fines and penalties, damages, imprisonment, and/or exclusion from participation in federal healthcare programs.

The federal civil False Claims Act prohibits, among other things, any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of federal funds, or knowingly making, or causing to be made, a false statement to get a false claim paid, or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. A claim resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim. The False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of themselves and the federal government alleging violations of the statute and to share in any monetary recovery. Violations of the False Claims Act may result in significant financial penalties (including mandatory penalties on a per claim or statement basis), treble damages and exclusion from participation in federal health care programs.

Pharmaceutical companies are subject to other federal false claim and statements laws, some of which extend to non-government health benefit programs. For example, the healthcare fraud provisions under the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations, or HIPAA, impose criminal liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program, including private third party payors, or falsifying or covering up a material fact or making any materially false or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. Violations of HIPAA fraud provisions may result in criminal, civil and administrative penalties, fines and damages, including exclusion from participation in federal healthcare programs.

The majority of states have adopted analogous laws and regulations, including state anti-kickback and false claims laws, that may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payer, including private insurers. Other states have adopted laws that, among other things, require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources, and state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities. In addition, some states have laws requiring pharmaceutical sales representatives to be registered or licensed, and still others impose limits on co-pay assistance that pharmaceutical companies can offer to patients.

The Physician Payment Sunshine Act requires tracking of certain payments and transfers of value to U.S.-licensed physicians and teaching hospitals and ownership interests held by physicians and their families, and reporting to the federal government and public disclosure by the federal government of this data. Beginning in 2022 with respect to 2021 data, reporting will also be required of information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives.

Data Protection and Privacy

Throughout the clinical trial process, we may obtain the private health information of our trial subjects. There are a number of state, federal and international laws protecting the privacy and security of health information and personal data. The Healthcare Information Portability and Accountability Act (“HIPAA”) imposes privacy, security, breach reporting obligations, and mandatory contractual terms on covered entity health care providers, health plans, and health care clearinghouses, as well as their “business associates” – certain persons or covered entities that create, receive, maintain, or transmit protected health information in connection with providing a specified service or performing a function on behalf of a covered entity. We could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly use or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

Even when HIPAA does not apply, according to the Federal Trade Commission (“FTC”), failing to take appropriate steps to keep consumers’ personal information secure, or failing to provide a level of security commensurate to promises made to individual about the security of their personal information (such as in a privacy notice) may constitute unfair or deceptive acts or practices in violation of Section 5(a) of the Federal Trade Commission Act (“FTC Act”). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule. Enforcement by the FTC under the FTC Act can result in civil penalties or enforcement actions.

Most states have laws requiring notification of affected individuals and state regulators (breach notification laws) in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. Many state laws impose significant data security requirements, such as encryption or mandatory contractual terms to ensure ongoing protection of personal information. Additionally, in California, the California Consumer Privacy Act (“CCPA”) establishes certain requirements for data use and sharing transparency and creates new data privacy rights for California residents. The CCPA and its implementing regulations have already been amended multiple times since their enactment. In November 2020, California voters approved the California Privacy Rights Act (“CPRA”) ballot initiative which introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency (“CPPA”).  The amendments introduced by the CPRA go into effect on January 1, 2023, and new implementing regulations are expected to be introduced by the CPPA. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and damages.

Activities outside of the U.S. implicate local and national data protection standards, impose additional compliance requirements and generate additional risks of enforcement for non-compliance. The European Union’s General Data Protection Regulation (“GDPR”), which imposes fines of up to EUR 20 million or 4% of the annual global revenue of a noncompliant company, whichever is greater, and other data protection, privacy and similar national, state/provincial and local laws may also restrict the access, use and disclosure of patient health information abroad. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws, to protect against security breaches and hackers, or to alleviate problems caused by such breaches. Compliance with these laws is difficult, constantly evolving, time consuming, and requires a flexible privacy framework and substantial resources. Compliance efforts will likely be an increasing and substantial cost in the future.

Environmental, Social and Governance (“ESG”)

Our Corporate Code of Ethics ensures employee adherence to strive to conserve resources and reduce water consumption and emissions through recycling and other energy conservation measures. Employees are responsible to promptly report any known or suspected violations of environmental laws or any events that may result in a discharge or emissions of hazardous materials. We manufacture, market and develop specialty plasma-derived products for the prevention and treatment of infectious diseases in the immune compromised and other patients at risk for infection, and, as such, we consider our environmental impact to be low. These activities do not include either industrial production or distribution, and therefore do not use raw materials. Therefore, there are no significant releases into the environment or greenhouse gas emissions from our manufacturing emissions.  Further, our activities do not produce any particular noise nuisance for staff or neighboring tenants or residents as well as wildlife surrounding our facilities and offices. Annual electricity and water consumption are monitored and factored into our sustainable resource practices.

Waste Management Policy

Our waste management’s mission is to identify and mitigate risks and hazards with the aim of achieving zero incidents, zero injuries, and zero spills or environmental harm. We are dedicated to the safe handling and management of all non-hazardous and hazardous materials, and all employees are responsible for appropriate waste management.

We are dedicated to high environmental standards and expect all employees to be familiar with and comply with the contents of this policy. We are committed to providing a safe and healthy work environment. We comply with all applicable laws, regulations, and requirements associated with our environmental obligations and impact. We are committed to the continual improvement of all environmental impacts associated with our operations. We are committed to the prevention of pollution in all aspects of our business activities, as well as a sustainable approach to the development and provision of our products and services.

Social

We actively sponsor and participate in industry-related charitable events on a local and national level and encourage our employees to actively participate and volunteer their time and participation.  We actively support and fund initiatives designed to improve the communities in which we operate and our employees and stakeholders reside.

Governance

We pursue fair employment practices in every aspect of our business. We strive to ensure and are extremely proud that our board of directors and employee base is diverse and consists of individuals of varying gender, origin, sexual orientation and backgrounds with various and relevant career experience, relevant technical skills, education, industry knowledge and experience and possess local or community ties.

Employees

As of December 31, 2021, we had a total of 527 employees, all of whom are full-time. Over the course of the next year, we anticipate hiring additional full-time employees devoted to compliance, production, quality assurance, quality control, plasma collection and processing, sales and marketing, medical and scientific affairs, general and administrative, as well as hiring additional staff as part of the build-out of our plasma collection centers as appropriate. We use Clinical Research Organizations (“CROs”), third parties and consultants to perform our post-marketing commitment clinical studies and other process and/or analytical development projects to augment our in-house capabilities and staff.

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

We maintain our headquarters at 465 State Route 17, Ramsey, NJ 07446. Our telephone number is (201) 478-5552. Our Florida campus is located at 5800 Park of Commerce Boulevard, Northwest, Boca Raton, FL 33487. The Florida telephone number is (561) 989-5800.  We maintain a website at www.admabiologics.com; however, the information on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K. This Annual Report and all of our filings under the Exchange Act, including copies of Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, are available free of charge through our website on the date we file those materials with, or furnish them to, the U.S. Securities and Exchange Commission (the “SEC”). Such filings are also available to the public on the SEC’s website at www.sec.gov.

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

•	We have a history of losses and we may, in the future, need to raise additional capital to operate our business, which may not be available on favorable terms, if at all.

•	We are currently not profitable and may never become profitable.

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

•
Both of our business segments and our facilities are subject to periodic inspections by the FDA, which, depending on the outcome of such inspections, could result in certain FDA actions, including the issuance of observations, notices, citations or warning letters.

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

•
With the approval to market ASCENIV, BIVIGAM and Nabi-HB, there can be no assurance that we will be successful in further developing and expanding commercial operations or balancing our research and development activities with our commercialization activities.

•	We depend on third-party researchers, developers and vendors to develop, manufacture, supply materials for or test our products and product candidates, and such parties are outside of our control.

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

•	Our senior credit facility with Hayfin Services LLP (“Hayfin”) is subject to acceleration in specified circumstances, which may result in Hayfin taking possession and disposing of any collateral.

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

Risks Relating to our Business

To date, we have a history of losses and have historically needed to raise, and in the future may be required to raise, additional capital to operate our business.

Our long-term liquidity depends upon our ability to grow our commercial programs, expand our commercial operations at the Boca Facility, improve our supply-chain capabilities, improve production yields, provide more control and visibility for timing of commercial product releases, continue to build out our commercial infrastructure and meet our ongoing obligations. In addition, our end-to-end production cycle from procurement of raw materials to commercial release of finished product can take between seven and 12 months or potentially longer, requiring substantial investments in raw material plasma and other manufacturing materials.

We currently anticipate, based upon our projected revenue and expenditures, that our current cash, cash equivalents and accounts receivable, including the proceeds received and expected to be received from the refinancing of our senior credit facility and the amount of remaining funds available under the distribution agreement for the sale of our common stock (see “Liquidity and Capital Resources”), will be sufficient to fund our operations, as currently conducted, into the first quarter of 2024, at which time we believe we will begin to generate positive cash flow from operations. This time frame may change based upon how quickly we are able to execute on our commercialization efforts and operational initiatives and whether or not the assumptions underlying our projected revenues and expenses are correct. We are also continuing to evaluate a variety of strategic and financing alternatives through our ongoing engagement with Morgan Stanley as a financial advisor. We anticipate that we will not be able to generate a sufficient amount of product revenue to achieve profitability until the beginning of 2024. If we are unable to raise additional capital if needed, we may have to delay, curtail or eliminate our commercialization efforts as well as product development activities. Even if we are able to raise additional capital, such equity or debt financings may only be available on unattractive terms, resulting in significant dilution of stockholders’ interests and, in such event, the value and potential future market price of our common stock may decline. In addition, if we raise additional funds through license arrangements or through the disposition of any of our assets, it may be necessary to relinquish potentially valuable rights to our product candidates or assets or grant licenses on terms that are not favorable to us.

Historically, the major source of our cash has been from proceeds from various public and private offerings of our common stock. The actual amount of cash that we will need is subject to many factors. There can be no assurances that additional financing will be available if needed or that management will be able to obtain financing on terms acceptable to us or that we will become profitable and generate positive operating cash flow.

We are currently not profitable and may never become profitable.

We have a history of losses and expect to incur substantial losses and negative operating cash flows into fiscal 2023, and we may never achieve or maintain profitability. For the years ended December 31, 2021 and 2020, we incurred net losses of $71.6 million and $75.7 million, respectively. From our inception in 2004 through December 31, 2021, we have incurred an accumulated deficit of $412.1 million. We expect that we will not be able to generate a sufficient amount of product revenue to achieve profitability until the beginning of 2024 and, as a result, we may need to continue to finance our operations through additional equity or debt financings or corporate collaboration and licensing agreements. We also expect to continue to incur significant operating and capital expenditures and anticipate that our operating expenses will increase substantially in the foreseeable future as we:

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

The COVID-19 pandemic and efforts to reduce its spread has significantly affected worldwide economic conditions, caused supply chain disruptions and could have a material adverse impact on our business, liquidity, financial condition and results of operations

The COVID-19 pandemic, including the Delta and Omicron variants and other resistant strains of the coronavirus, has the potential to adversely impact several aspects of each of our business segments, our commercial manufacturing operations and plasma collection facilities, including but not limited to potential disruptions to our supply-chain operations, including procurement of raw materials and packaging materials, a portion of which are sourced internationally, and the testing of finished drug product that is required prior to its availability for commercial sale.  Such testing has historically been performed by contract laboratories outside the United States. While we do not believe that the COVID-19 pandemic has significantly affected operations and immunoglobulin production at our Boca Facility or our ADMA BioCenters plasma collection operations at this time, we may experience adverse effects in the future. For example, our employees becoming ill, the imposition of additional mandatory remote working environments and federal, state and local responses to the pandemic could materially affect the efficiency and pace of our operations and manufacturing at our Boca Facility. Employee or donor illness, if not properly managed, could also impact the quality of our products and product candidates. Further, in certain instances and geographic regions, we may experience decreased customer engagement (for example, as a result of a temporary shutdown of a customer’s facilities resulting from the COVID-19 pandemic or the continuation of no in-person meetings) could impact our results of operations. In addition, travel and other restrictions that have been implemented in the United States could impact our commercial efforts with respect to any of our products, including BIVIGAM and ASCENIV, as trade shows, industry and medical conferences and other events we had been planning to utilize and exhibit and attend with our staff to increase awareness of our products by physicians and payers are subject to limitations, rescheduling or outright cancellation in response to the pandemic. Also, due to a combination of previous state and local “shelter-in-place” orders, as well as government stimulus packages, amongst other initiatives, we have experienced, and may experience in the future, lower than expected donor collections at our FDA-licensed plasma collection centers. We were also subject to delays in shipments of source plasma from our contracted third-party suppliers, as well as delays in deliveries for personal protective equipment, reagents and other non-plasma raw materials and supplies used in the manufacture, testing and distribution of our products. We have also experienced supply chain delays as a result of significant resources being diverted towards the rapid development and distribution of COVID-19 vaccines, which could result in our need to carry more inventory than we have in the past, which would put an additional strain on our cash resources.

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

To the extent that we or our partners are conducting clinical trials, the pandemic could cause delays or disruptions in these or future development programs. By example, the pandemic may result in slower enrollment, the need to suspend enrollment into studies, patient withdrawals, postponement of planned clinical or preclinical studies, redirection of site resources from studies, study modification, suspension, or termination, the introduction of remote study procedures and modified informed consent procedures, study site changes, direct delivery of investigational products to patient homes requiring state licensing, study deviations or noncompliance, and changes or delays in site monitoring.  The foregoing may require that we consult with relevant review and ethics committees, IRBs, and the FDA. The foregoing may also impact the integrity of our study data. The effects of the COVID-19 pandemic may also increase the need for clinical trial patient monitoring and regulatory reporting of adverse effects.  The pandemic could further impact our ability to interact with the FDA or other regulatory authorities and may result in delays in the conduct of inspections or review of pending applications or submissions. No assurances can be provided as to the timing for completion of any regulatory submissions or applications that may be impacted by restrictions related to COVID-19 or other circumstances unknown to us presently or that are out of our direct control. Due to the potential impact of the COVID-19 outbreak on clinical trials, drug development, and manufacturing, the FDA issued a number of guidances specifically concerning COVID-19, including guidances with respect to blood and blood components. The FDA’s guidance is continually evolving.

Subsequent to the onset of the COVID-19 pandemic, there had been a noticeable decline in certain medical prescriptions attributed to lower incident rates for illnesses, hospital admissions and delays in diagnosis of certain health conditions and a reduction in doctor visits. In addition, physical and social distancing guidelines issued by public health authorities and the resulting global changes in human behavior resulted in an observed reduction in infection transmission rates and spread of bacterial and viral infections, resulting in lower rates of infection across all patient populations, which, if continued, could potentially negatively impact the use of our IVIG products by patients. While COVID-19-related requirements vary across the United States, there are recent reports of increasing rates of other viral infections in certain locations and geographic regions of the country and as such may impact the usage and/or demand for our IVIG products. Additionally, the previous guidelines that were issued by public health authorities or any new or changing recommendations or guidelines may still impact the demand for or usage as well as the prescriptions of our IVIG products.

The COVID-19 pandemic may also result in changes in laws and regulations.  By example, in March 2020, the U.S. Congress passed the CARES Act, which includes various provisions regarding FDA drug shortage reporting requirements, as well as provisions regarding supply chain security, such as risk management plan requirements, and the promotion of supply chain redundancy and domestic manufacturing. The CARES Act further included reporting requirements related to the volume of products produced over the course of the year.  FDA recently issued guidance regarding this requirement. This and any future changes in law may require that we change our internal processes and procedures to ensure continued compliance.

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

We contract with third parties for a portion of the filling, packaging, testing and labeling of the drug substance we manufacture. This reliance on third parties carries the risk that the services upon which we rely may not be performed in a timely manner or according to our specifications, which could delay the availability of our finished drug product and could adversely affect our commercialization efforts and our revenues.

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

•
contract manufacturers may fail to comply with applicable regulatory requirements, placing them and us at risk of regulatory enforcement actions, recalls and other adverse consequences, which may negatively impact our business and their ability to supply products to meet our development, clinical and commercial needs;

•	our third-party fill/finishers could breach or terminate their agreements with us; and

•
our contract fill/finishers may have unacceptable or inconsistent drug product quality success rates and yields, and we have no direct control over our contract fill/finishers’ ability to maintain adequate quality control, quality assurance and qualified personnel.

Each of these risks could delay or prevent the completion of our finished drug product and the release of finished drug product by us or the FDA, which could result in higher costs or adversely impact the commercialization of our products. These risks could also result in the delay in obtaining clinical supplies, which would delay our development programs. In addition, our contract fill/finishers and our other third-party vendors may source their materials and supplies globally and are therefore subject to supply disruptions in the event of fire, weather related events such as hurricanes, wind and rain, international conflicts, trade and sanction requirements and limits, other acts of God or force majeure events or global health occurrences and emergencies, including the COVID-19 pandemic.

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

Both of our business segments and our facilities, as well as our suppliers and contractors, are subject to periodic inspections by the FDA, which, depending on the outcome of such inspections, could result in certain FDA actions, including the issuance of observations, notices, citations or warning letters.

We and our suppliers and contractors may be unable to comply with our specifications, cGMP requirements and with other FDA, state, and foreign regulatory requirements for commercial and clinical supply. The FDA is authorized to perform inspections of our and our suppliers’ facilities, including the Boca Facility. The FDA also may inspect and approve our and our third-parties’ facilities before they may be used for commercial production. At the end of such an inspection, the FDA could issue a Form 483 Notice of Inspectional Observations, which could cause FDA to not approve the use of the facility and cause us to modify certain activities identified during the inspection. Following such inspections, the FDA may issue an untitled letter as an initial correspondence that cites violations that do not meet the threshold of regulatory significance of a warning letter. FDA guidelines also provide for the issuance of warning letters for violations of “regulatory significance” for which the failure to adequately and promptly achieve correction may be expected to result in an enforcement action. FDA also may issue warning letters and untitled letters in connection with events or circumstances unrelated to an FDA inspection. Depending on the seriousness of any findings, we or our suppliers may be subject to additional significant enforcement actions which could have a material impact on our business.

We may not be able to timely resolve concerns raised by the FDA as a result of an inspection or without expending significant resources. We are unable to control the timing of FDA inspections, communications and actions, and will be required to respond to the FDA and make certain submissions within certain timeframes. We also do not know whether or not the FDA will change its requirements, guidance or expectations. If the FDA determines that we have not remediated the issues identified in a warning letter or any other inspection issues and deficiencies, any failure of ours to address or provide requested documentation of corrections for these issues could disrupt our business operations and the timing of our commercialization efforts and could have a material adverse effect on our financial condition and operating results.

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

Our operations, including our headquarters located in Ramsey, NJ, the Boca Facility and our plasma collection facilities, are vulnerable to interruption by fire, weather related events such as hurricanes, wind and rain, other acts of God or force majeure events, electric power loss, telecommunications failure, equipment failure, cyberattacks on our operations and information technology systems and breakdown, human error, employee issues, global health occurrences such as the COVID-19 pandemic, and emergencies, product liability claims and events beyond our control. While we maintain several insurance policies with reputable carriers that provide partial coverage for a variety of these risks, including replacing or rebuilding a part of our facilities, these policies are subject to the insurance carriers’ final determination of compensation to us and we may not have adequate coverage if we need to rebuild or replace our inventory, infrastructure, business income or our entire facility.  In addition, our disaster recovery plans for our facilities may not be adequate and we do not have an alternative manufacturing facility or contractual arrangements with other manufacturers in the event of a casualty to or destruction of any of our facilities. If we are required to rebuild or relocate any of our facilities, a substantial investment in improvements and equipment would be necessary. We carry only a limited amount of business interruption insurance, which may not sufficiently compensate us for losses that may occur. As a result, any significant business interruption could adversely affect our business and results of operations.

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

We cannot be certain as to what type and how many clinical trials the FDA, or equivalent foreign regulatory agencies, will require us to conduct before we may successfully gain approval to market any of our product candidates that still require FDA approval. Prior to approving a new drug or biologic, the FDA generally requires that the effectiveness of the product candidate (which is not typically fully investigated until Phase 3) be demonstrated in two adequate and well-controlled clinical trials. However, if the FDA or an equivalent foreign regulatory authority determines that our Phase 3 clinical trial results do not demonstrate a statistically significant, clinically meaningful benefit with an acceptable safety profile, or if a relevant regulator requires us to conduct additional Phase 3 clinical trials in order to gain approval, we will incur significant additional development costs and commercialization of these products would be prevented or delayed and our business could be adversely affected.

In addition, the FDA or an IRB may not permit us to commence a clinical trial, may require amendments to our clinical trial protocols, or may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA or IRB finds deficiencies in our IND submissions or the conduct of these trials. Regulatory authorities may also not accept data from clinical trials if the trials are not conducted in accordance with the applicable regulatory requirements. Failure to comply with the applicable regulatory requirements may also result in enforcement actions. Therefore, we cannot provide any assurance or predict with certainty the schedule for future clinical trials. In the event we do not ultimately receive regulatory approval for our product candidates, we may be required to terminate development of such product candidates. If we fail to obtain regulatory approval to market and sell our product candidates, or if approval is delayed, we will be unable to generate revenue from the sale of these products, our potential for generating positive cash flow will be diminished and the capital necessary to fund our operations will increase.

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

Other issues that may impact our clinical trials and that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, include:

•	Delays in reaching, or failure to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites and our CROs;

•
Regulators requiring us to perform additional or unanticipated clinical trials to obtain approval or becoming subject to additional post-marketing testing, surveillance, or REMS requirements to maintain regulatory approval;

•
Failure by our third-party contractors to comply with regulatory requirements or the clinical trial protocol, or meet their contractual obligations to us in a timely manner, or at all, or our being required to engage in additional clinical trial site monitoring;

•
The cost of clinical trials of our product candidates being greater than we anticipate or our having insufficient funds for a clinical trial or to pay the substantial user fees required by FDA upon the filing of a marketing application;

•	Insufficient supply or inadequate quality of our product candidates or other materials necessary to conduct clinical trials;

•
Inability to achieve sufficient study enrollment, subjects dropping out or withdrawing from our studies, delays in adding new investigators or clinical trial sites or a withdrawal of clinical trial sites;

•	Flaws in our clinical trial design that are not discoverable until the clinical trial has progressed;

•
Disagreement by the FDA or comparable foreign regulatory authorities with our intended indications or study design, including endpoints, or our interpretation of data from preclinical studies and clinical trials, finding that a product candidate’s benefits do not outweigh its safety risks or requiring that we conduct additional development or study work;

•	The need to make changes to our product candidates that require additional testing or that cause our product candidates to perform differently than expected;

•	Global trade policies that may impact our ability to obtain raw materials and/or finished product for commercialization;

•	FDA or comparable regulatory authorities taking longer than we anticipate to make decisions on our products or product candidates; and

•	Potential inability to demonstrate that a product or product candidate provides an advantage over current standards of care or current or future competitive therapies in development.

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

If we are not able to generate revenue from our products and product candidates, our sources of revenue may continue to be from a product mix consisting only of plasma collection and sales revenues, revenues generated from sales of our FDA-approved commercial products, revenues generated from ongoing contract manufacturing for third parties and revenues generated from the sales of manufacturing intermediates. We cannot assure you that we will receive the approvals necessary to commercialize any product candidate we may acquire or develop in the future. In order to obtain FDA approval of any product candidate requiring FDA approval, our clinical development must demonstrate that the product candidate is safe for humans and effective for its intended use, and we must successfully complete an FDA BLA review. Obtaining FDA approval of a product candidate generally requires significant research and testing, referred to as preclinical studies, as well as human tests, referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in products that the FDA considers safe for humans and effective for indicated uses. The FDA has substantial discretion in the product approval process and may require us to conduct additional preclinical and clinical testing or to perform post-marketing studies or may require additional CMC or other data and information, and the development and provision of this data and information may be time-consuming and expensive. The approval process may also be delayed by changes in government regulation, future legislation, diversion of resources for FDA review during the ongoing COVID-19 pandemic or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may:

•	delay commercialization of, and our ability to derive revenues from, our product candidates;

•	impose costly procedures on us; and

•	diminish any competitive advantages that we may otherwise enjoy.

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

The FDA and other governmental authorities strictly regulate and monitor marketing, labeling and the advertising and promotion of prescription drugs. These regulations include standards and restrictions for direct-to-consumer advertising, industry-sponsored scientific and educational activities, promotional activities involving the Internet and off-label promotion. The FDA does not allow drugs to be promoted for “off-label” uses — that is, uses that are not described in the product’s labeling and that differ from those that were approved by the FDA. The FDA limits approved uses to those studied by a company in its clinical trials. In addition to the FDA approval required for new formulations, any new indication for an approved product also requires FDA approval. Although we have received approval from the FDA to market ASCENIV as a treatment for PIDD, we cannot be sure whether we will be able to obtain FDA approval for any desired future indications for ASCENIV.

While physicians in the U.S. may choose, and are generally permitted, to prescribe drugs for uses that are not described in the product’s labeling, and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, our ability to promote our products is narrowly limited to those indications that are specifically approved by the FDA. “Off-label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. Regulatory authorities in the U.S. generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict communications by pharmaceutical companies on the subject of off-label use. If the FDA determines that our promotional activities fail to comply with the FDA’s regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities. In addition, our failure to follow FDA rules and guidelines related to promotion and advertising may cause the FDA to issue warning letters or untitled letters, bring an enforcement action against us, suspend or withdraw an approved product from the market, require a recall, require payment of civil fines or could result in disgorgement of money, operating restrictions, injunctions or criminal prosecution, among other consequences, any of which could harm our reputation and our business.

With the approval of ASCENIV, there can be no assurance that we will be successful in further developing and expanding commercial operations or balancing our research and development activities with our commercialization activities.

Since receiving FDA approval for ASCENIV, we have been commercializing this product while also continuing our research and development activities. There can be no assurance that we will be able to successfully manage the balance of our research and development operations with our commercialization activities. Potential investors and stockholders should be aware of the problems, delays, expenses and difficulties frequently encountered by companies balancing development of product candidates, which can include problems such as unanticipated issues relating to clinical trials and receipt of approvals from the FDA and foreign regulatory bodies, with commercialization efforts, which can include problems related to managing manufacturing and supply, including supply chain constraints directly or indirectly caused by the ongoing COVID-19 pandemic and government responses thereto, reimbursement, marketing challenges, development of a comprehensive compliance program, and other related and additional costs. For example, the raw material plasma we collect and procure to manufacture ASCENIV using our patented proprietary microneutralization assay is comprised of plasma collected from donors which contains high titer antibodies to RSV. This high titer plasma which meets our internal specifications for the manufacture of ASCENIV that we are able to identify with our patented testing assay amounts to less than 10% of the total donor collection samples we test. As a result, we may experience an insufficient supply of this plasma.

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

We depend on independent investigators and collaborators, such as universities and medical institutions, contract laboratories, CROs, contract manufacturers, contract fill/finishers and consultants to conduct our preclinical activities, clinical trials, CMC testing and other activities under agreements with us. These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs or the impact that the ongoing COVID-19 pandemic will have on such third parties. These investigators may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our product-development programs, or if their performance is substandard, our trials may be repeated, extended, delayed, or terminated, the approval of our FDA application(s), if any, and our introduction of new products, if any, will be delayed. We or they may also be subject to regulatory enforcement actions and we may not be able to meet commercial demand. These collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators assist our competitors at our expense, our competitive position would be harmed. Additionally, any change in the regulatory compliance status of any of our vendors may impede our ability to receive approval for our product candidates.

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

Our products, and any additional products for which we may obtain marketing approval in the future, could be subject to post-marketing restrictions, new FDA guidance, or other regulatory actions, such as withdrawal from the market. Such products, as well as the manufacturing processes, post-marketing studies and measures, labeling and advertising and promotional activities for such products, among other things, are subject to ongoing regulatory compliance requirements, and oversight, review, and inspection by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, adherence with labeling and promotional requirements and restrictions, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding safeguarding the drug supply chain as well as the distribution of samples to physicians and recordkeeping. For example, the FDA’s approval of our PAS to allow for the commercial relaunch of BIVIGAM requires us to conduct specified post-marketing studies related to our manufacturing controls and processes, and submit specified post-marketing reports to the FDA. If, during the post-marketing period (after marketing approval) previously unknown adverse events, discovery that the product is less effective than previously thought, or other potential concerns regarding our products or their manufacturing processes emerge, or we are observed in any way to fail to comply with the numerous regulatory requirements to which we are subject, those circumstances may yield various results, including:

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

For the year ended December 31, 2021, four customers, BioCare, Reliance, Curascript and AmerisourceBergen, represented an aggregate of 81% of our consolidated revenues. For the year ended December 31, 2020, three customers, BioCare, Reliance and Biolife Plasma Services, L.P., represented an aggregate of 82% of our consolidated revenues.

As of December 31, 2021, three customers, Curascript, BioCare and Reliance, represented a total of 94% of our consolidated accounts receivable. As of December 31, 2020, three customers, BioCare, Reliance and Curascript, represented a total of 92% of our consolidated accounts receivable.

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

In addition, as a manufacturer of biological products, we are subject to the risks inherent in biological production, which could include normal course losses and failures inherent in the manufacturing process. As our biologics production levels increase, there may be normal course inventory losses or write-downs as we ensure product quality and compliance with cGMP, FDA, state and local regulations, or due to testing results not meeting specifications. As a result, our operating results are subject to potentially significant variability from one reporting period to the next should such normal course losses occur in any given period. However, because our products and product candidates are plasma-based products, not only are we subject to FDA’s drug and biologic cGMP requirements, but we are also subject to special requirements for the collection, testing, handling, storage, and use of blood products.  This adds an extra level of compliance and complexity to our operations, which we may not be able to successfully meet.  Failure to meet any regulatory quality standards could have an adverse impact on our business.

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

The Hayfin Credit Facility is subject to acceleration in specified circumstances, which may result in Hayfin taking possession and disposing of any collateral.

On March 23, 2022 (the “Hayfin Closing Date”), we entered into the Hayfin Credit Agreement with Hayfin (see “Liquidity and Capital Resources”). The Hayfin Credit Agreement provides for a senior secured term loan facility in the principal amount of up to $175.0 million (the “Hayfin Credit Facility”), composed of (i) a term loan made on the Hayfin Closing Date in the principal amount of $150.0 million (the “Hayfin Closing Date Loan”), (ii) a delayed draw term loan in the principal amount of $25.0 million (the “Hayfin Delayed Draw Loan” and, together with the Hayfin Closing Date Loan, the “Hayfin Loans”). The obligation of the lenders to make the Hayfin Delayed Draw Loan expires on March 22, 2023 is subject to the satisfaction of certain conditions, including but not limited to, our meeting certain 12-month revenue targets as set forth in the Hayfin Credit Agreement. The Hayfin Credit Facility has a maturity date of March 23, 2027(the “Hayfin Maturity Date”). The Hayfin Loans are secured by substantially all of our assets, including our intellectual property. Events of Default include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material contracts and events constituting a change of control. In addition to an increase in the rate of interest on the Hayfin Loans of 3% per annum, the occurrence of an Event of Default could result in, among other things, the termination of commitments under the Hayfin Credit Facility, the declaration that all outstanding Loans are immediately due and payable in whole or in part, and Hayfin taking immediate possession of, and selling, any collateral securing the Hayfin Loans.

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

Our success depends in part on our ability to attract, motivate, and retain a sufficient number of qualified employees across various areas of our operations, such as research and development, manufacturing operations, and sales, who understand and appreciate our strategy and culture and are able to contribute to our mission. We will need to hire additional qualified personnel with expertise in commercialization, sales, marketing, medical affairs, reimbursement, government regulation, formulation, quality control, manufacturing and finance and accounting. In particular, over the next 12-24 months, we expect to hire several new employees devoted to commercialization, sales, marketing, medical and scientific affairs, regulatory affairs, quality control, finance and general and operational management. Qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply in some areas. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for such individuals is intense, and we cannot assure you that our search for such personnel will be successful, particularly if the COVID-19 pandemic causes significant changes in the competitive market for such personnel, including but not limited to overall increases in the cost of labor or travel restrictions related to COVID-19, prevent us from being able to hire qualified personnel. If we are unable to hire and retain personnel capable of consistently performing at a high level, our business and operations could be materially adversely affected. Additionally, any material increases in existing employee turnover rates or increases in labor costs could have a material adverse effect on our business, financial condition or operating results.

We currently collect human blood plasma at our ADMA BioCenters facilities, and if we cannot maintain FDA approval for these facilities or obtain FDA approval for additional facilities that we create or acquire rights to, we may be adversely affected and may not be able to sell or use this human blood plasma for future commercial purposes.

We intend to maintain FDA approval of our ADMA BioCenters collection facilities for the collection of human blood plasma and we may seek other governmental and regulatory approvals for these facilities. We also plan to grow through the building and licensing of additional ADMA BioCenters facilities in various regions of the U.S. Collection facilities are subject to FDA and potentially other governmental and regulatory inspections and extensive regulation, including compliance with current cGMP and blood standards and FDA and other governmental approvals, as applicable. Failure to comply with applicable governmental regulations or to receive applicable approvals for our current or future facilities may result in enforcement actions, such as adverse inspection reports, warning or untitled letters, product recalls or seizures, monetary sanctions, injunctions to halt manufacture and distribution of products, civil or criminal sanctions, costly litigation, refusal of regulatory authority approvals and licenses, restrictions on operations or withdrawal of existing approvals and licenses, any of which may significantly delay or suspend our operations for these locations, potentially having a material adverse effect on our ability to manufacture our products or offer for sale plasma collected at the affected sites.

We manufacture our current marketed products, pipeline products, and products for third parties in our manufacturing and testing facilities, and if we or our vendors cannot maintain appropriate FDA status for these facilities, we may be adversely affected, and may not be able to sell, manufacture or commercialize these products.

There are no assurances we will be able to maintain compliance with all FDA or other regulations. Moreover, to the extent that we use third-party vendors to fulfill our regulatory or contractual requirements, these third-party vendors may perform activities for themselves or other clients and we may not be privy to all regulatory findings or issues discovered by the FDA or other regulatory agencies. Such findings, which are out of our control, may adversely affect our ability to continue to work with these vendors, or our ability to release commercial drug product or perform necessary testing or other actions for us or our clients, which may be required in order to remain FDA compliant or to commercialize our products. If we are not able to maintain manufacturing compliance at our facilities or our vendors’ facilities for our products and product candidates, we may not be able to successfully develop and commercialize our products and product candidates and we may face potential contractual or regulatory actions, which would have an adverse impact on our business.

We may incur substantial liabilities and may be required to limit commercialization of our products in response to product liability lawsuits.

The testing and marketing of medical products entail an inherent risk of product liability. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Product liability claims may also result in recalls and/or regulatory enforcement actions. Even successful defense, however, could impair our results of operations. Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, either alone or with collaborators.

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

Both before and after the approval of our products, our products, operations, facilities, suppliers and CROs are subject to extensive regulation by federal, state and local governmental authorities in the U.S. and other countries, with regulations differing from country to country. In the U.S., the FDA regulates, among other things, the pre-clinical testing, clinical trials, manufacturing, safety, efficacy, potency, labeling, storage, record keeping, quality systems, advertising, promotion, sale and distribution of therapeutic products. Failure to comply with applicable requirements could result in, among other things, one or more of the following actions: notices of violation, untitled letters, warning letters, CRLs, fines and other monetary penalties, unanticipated expenditures, delays in approval or refusal to approve a product or product candidate, product recall or seizure, interruption of manufacturing or clinical trials, operating restrictions, injunctions and criminal prosecution. Our products and product candidates cannot be lawfully marketed in the U.S. without FDA and other federal, state and local business regulatory approvals. Any failure to receive the marketing approvals necessary to commercialize our product or product candidates could harm our business.

Additionally, the ability of the FDA and other federal, state and local business regulatory agencies to review and approve products and product candidates can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the FDA and other federal, state and local business regulatory agencies have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for products and product candidate submissions to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including in December 2018 and January 2019, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown reoccurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions and other reporting requirements which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

The biosimilar pathway established as part of healthcare reform may make it easier for competitors to market biosimilar products.

The Healthcare Reform Law introduced an abbreviated licensure pathway for biological products that are demonstrated to be biosimilar to an FDA-licensed biological product.  A biological product may be demonstrated to be “biosimilar” if data shows that, among other things, the product is “highly similar” to an already-approved biological product, known as a reference product, and has no clinically meaningful differences in terms of safety and effectiveness from the reference product. The law provides that a biosimilar application may be submitted as soon as four years after the reference product is first licensed, and that the FDA may not make approval of an application effective until 12 years after the reference product was first licensed.  Since the enactment of the law, the FDA has issued several guidance documents to assist sponsors of biosimilar products in preparing their approval applications. Moreover, in an effort to increase competition in the biologic product marketplace, Congress, the executive branch, and the FDA have taken certain legislative and regulatory steps. For example, in 2020 the FDA finalized a guidance to facilitate biologic product importation. The 2020 Further Consolidated Appropriations Act included provisions requiring that sponsors of approved biologic products provide samples of the approved products to persons developing biosimilar products within specified timeframes, in sufficient quantities, and on commercially reasonable market-based terms. The FDA approved the first biosimilar product in 2015 and has since approved a number of biosimilars.  As a result of the biosimilar pathway in the U.S., we expect in the future to face greater competition from biosimilar products, including a possible increase in patent challenges.

The implementation of the Healthcare Reform Law in the U.S. may adversely affect our business.

Through the March 2010 adoption of the Healthcare Reform Law in the U.S., substantial changes are being made to the current system for paying for healthcare in the U.S., including programs to extend medical benefits to millions of individuals who currently lack insurance coverage. This reform establishes significant cost-saving measures with respect to several government healthcare programs, including Medicaid and Medicare Parts B and D, that may cover the cost of our future products, and these efforts could have a material adverse impact on our future financial prospects and performance. For example, in order for a manufacturer’s products to be reimbursed by federal funding under Medicaid, the manufacturer must enter into a Medicaid rebate agreement with the Secretary of HHS and pay certain rebates to the states based on utilization data provided by each state to the manufacturer and to CMS and pricing data provided by the manufacturer to the federal government. The states share these savings with the federal government, and sometimes implement their own additional supplemental rebate programs. Under the Medicaid drug rebate program, the rebate amount for most branded drug products was previously equal to a minimum of 15.1% of the Average Manufacturer Price (“AMP”) or the AMP less Best Price, whichever is greater, plus the inflation penalty if applicable. Effective January 1, 2010, the Healthcare Reform Law generally increased the size of the Medicaid rebates paid by manufacturers for single source and innovator multiple source (brand name) drug products from a minimum of 15.1% to a minimum of 23.1% of AMP, subject to certain exceptions, plus the inflation penalty if applicable. For non-innovator multiple source (generic) products, the rebate percentage was increased from a minimum of 11.0% to a minimum of 13.0% of AMP, and the Bipartisan Budget Act of 2015 established a new inflation penalty for these drugs.  In 2010, the Healthcare Reform Law also newly extended the Medicaid drug rebate obligation to prescription drugs covered by Medicaid managed care organizations. These increases in required rebates may adversely affect our future financial prospects and performance. In order for a pharmaceutical product to receive federal reimbursement under the Medicare Part B and Medicaid programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program.  The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer.  As the 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase, and recent regulations have established a civil monetary penalty for failure to refund these overcharges.

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

There have been repeated legal challenges and attempts by Congress to repeal or change the Healthcare Reform Law and the possibility of future challenges or legislative changes contribute to the uncertainty of the ongoing implementation and impact of the law and also underscores the potential for additional reform going forward. We cannot assure that the law, as currently enacted or as amended in the future, will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.  Certain provisions of enacted or proposed legislative changes may negatively impact coverage and reimbursement of, or rebates paid by manufacturers for, healthcare items and services. We will continue to evaluate the effect that the Healthcare Reform Law and any potential changes may have on our business.

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

Our operations have consumed substantial amounts of cash since inception. For the years ended December 31, 2021 and 2020, we had negative cash flows from operations of approximately $112.4 million and $102.0 million, respectively. We expect to continue to spend substantial amounts on procurement of raw material plasma and other raw materials necessary to scale up our manufacturing operations, commercial product launches, capacity expansion at the Boca Facility and building additional plasma collection facilities. In addition, our end-to-end production cycle from procurement of raw materials to commercial release of finished product can take between seven and 12 months or potentially longer, requiring substantial investments in raw material plasma and other manufacturing materials. We expect that we will not be able to generate a sufficient amount of product revenue to achieve profitability until the beginning of 2024 and, as a result, we may need to continue to finance our operations through additional equity or debt financings or corporate collaboration and licensing agreements. We currently anticipate, based upon our projected revenue and expenditures, that our current cash, cash equivalents and accounts receivable, including the proceeds received and expected to be received from the refinancing of our senior credit facility, along with the remaining funds available under the distribution agreement for the sale of our common stock (see “Liquidity and Capital Resources”), will be sufficient to fund our operations, as currently conducted, into the first quarter of 2024, at which time we believe we will begin to generate positive cash flow from operations. This time frame may change based upon how quickly we are able to execute on our commercialization efforts and operational initiatives and whether or not the assumptions underlying our projected revenues and expenses are correct. If we are unable to raise additional capital if needed, including due to widespread liquidity constraints or significant market instability that could result from the COVID-19 pandemic, we will have to delay, curtail or eliminate our commercialization efforts or our product development activities.

We may not have cash available to us in amounts sufficient to enable us to make interest or principal payments on our indebtedness when due.

The Hayfin Credit Facility provides for a senior secured term loan facility in an aggregate principal amount of up to $175.0 million, of which $150.0 million has been drawn down and is currently outstanding. Borrowings under the Hayfin Credit Facility bear interest at a rate per annum equal to 9.5% plus the greater of (i) one- or three-month SOFR as we elect and (ii) 1.25%, as more fully described in “Liquidity and Capital Resources”; provided, however, that upon, and during the continuance of, an Event of Default, the interest rate will automatically increase by an additional 300 basis points. We are currently required to make monthly payments of interest during the term of the Hayfin Credit Facility of approximately $1.1 million, with all principal and unpaid interest due at maturity. The Hayfin Credit Facility has a maturity date of March 23, 2027, subject to acceleration pursuant to the Hayfin Credit Agreement, including upon an Event of Default. All of our obligations under the Hayfin Credit Facility are secured by a first-priority lien and security interest in substantially all of our and our subsidiaries’ tangible and intangible assets, including intellectual property, and all of the equity interests in our subsidiaries.

Our current cash, cash equivalents and accounts receivable will not be sufficient to repay all of our current outstanding debt obligations as they mature. If we are unable to obtain additional financing and are otherwise unable to become profitable and generate cash from operations in the amounts necessary to repay our outstanding debt obligations when due, including as a result of the impact of the COVID-19 pandemic, our creditors would be able to accelerate all of the amounts due and, in the case of the Hayfin Credit Facility, seek to enforce their security interests, which could lead to our creditors taking immediate possession of and selling substantially all of our assets with no return provided to our stockholders.

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

We have incurred substantial losses during our history. As of December 31, 2021, we had federal and state NOLs of $299.9 million and $185.0 million, respectively. Federal and State NOLs of approximately $55.2 million and $77.8 million, respectively, will begin to expire at various dates beginning in 2027, if not limited by triggering events prior to such time. Under the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), changes in our ownership, in certain circumstances, will limit the amount of federal NOLs that can be utilized annually in the future to offset taxable income. In particular, Section 382 of the Code imposes limitations on a company’s ability to use NOLs upon certain changes in such ownership. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. The Biotest Transaction on June 6, 2017 resulted in a change in ownership of ADMA under Section 382 and, as a result, we were required to write off $57.6 million of federal NOLs. On October 25, 2021, we completed a public offering of our common stock whereby we issued 57,500,000 shares of our common stock resulting in another change of ownership for ADMA under section 382 of the Code, resulting in an additional write-off of $3.0 million of federal NOLs, $28.1 million of state NOLs and $1.0 million of research and development credits. We may experience ownership changes in the future as a result of subsequent changes in our stock ownership that we cannot predict or control that could result in further limitations being placed on our ability to utilize our federal NOLs.

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

As of March 18, 2022, most of our 195,920,353 outstanding shares of common stock, as well as a substantial number of shares of our common stock underlying outstanding warrants, were available for sale in the public market, subject to certain restrictions with respect to sales of our common stock by our affiliates, either pursuant to Rule 144 under the Securities Act, or under effective registration statements. Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, could cause the market price of our common stock to decline or adversely affect demand for our common stock.

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

As of December 31, 2021, Perceptive, Stonepine Capital Management, LLC and our directors and executive officers and their affiliates beneficially owned approximately 15% of the outstanding shares of our common stock. Provisions of our Certificate of Incorporation, our Bylaws and Delaware law may have the effect of deterring unsolicited takeovers or delaying or preventing a change in control of our Company or changes in our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. These provisions include:

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

Our Board also recently adopted a short-term stockholder rights agreement with an expiration date of June 15, 2022 and an ownership trigger threshold of 10%. This stockholder rights agreement could render more difficult or discourage a merger, tender offer or assumption of control of the Company that is not approved by our Board. The rights agreement, however, should not interfere with any merger, tender or exchange offer or other business combination approved by our Board. In addition, the rights agreement does not prevent our Board from considering any offer that it considers to be in the best interest of the Company’s stockholders.

We have never paid and do not intend to pay cash dividends in the foreseeable future. As a result, capital appreciation, if any, will be your sole source of gain.

We have never paid cash dividends on any of our capital stock and we currently intend to retain future earnings, if any, to fund the development and growth of our business. In addition, the terms of existing and future debt agreements may preclude us from paying dividends. For example, the Hayfin Credit Agreement prohibits us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board. Currently, our Certificate of Incorporation authorizes the issuance of up to 300,000,000 shares of common stock. As of December 31, 2021, there were 87,241,078 shares remaining available for issuance, after giving effect to 16,876,015 shares of our common stock that were subject to outstanding stock options, RSUs and warrants as of December 31, 2021 that may be issued by us without stockholder approval, as well as an additional 69,090 shares reserved for the future issuance of awards under our equity compensation plans.

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

The table below describes our principal facilities as of December 31, 2021:

Location	Principal Business Activity	Approximate Square Feet	Owned or expiration date of lease
Ramsey, NJ	Corporate Headquarters	4,200	September 30, 2022 *
Boca Raton, FL	Manufacturing and Administration	84,462	Owned
Boca Raton, FL	Laboratory and Administration	44,495	Owned

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

We also have 10 plasma collection centers under various stages of development in leased facilities across the southeastern United States, which require lease payments through the respective lease terms that expire at various dates through 2033 (see Note 12 to the consolidated financial statements appearing elsewhere in this report).

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

Market Information

Our Common Stock had been listed on the Nasdaq Capital Market (“Nasdaq”) under the symbol “ADMA” since November 10, 2014. Since October 22, 2019, our Common Stock has been listed on the Nasdaq Global Market.

Holders

As of December 31, 2021, there were 9 record holders of our Common Stock, based upon information received from our transfer agent. However, this number does not include beneficial owners whose shares were held of record by nominees or broker dealers. As of February 1, 2022, we estimate that there are more than 30,000 beneficial owners of our Common Stock.

Dividend Policy

We have never paid any cash dividends on our capital stock.  We anticipate that we will retain earnings, if any, to support operations and to finance the growth and development of our business.  In addition, the terms of our Credit Agreement with Hayfin precludes us from paying cash dividends without their consent.  Therefore, we do not expect to pay any cash dividends for the foreseeable future.

Stock Performance Graph

Not applicable.

Sale of Unregistered Securities

During the year ended December 31, 2021, we had no sales of unregistered securities that have not been previously disclosed in a Current Report on Form 8-K or Quarterly Reports on Form 10-Q.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our securities during the three months ended December 31, 2021.

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Through our ADMA BioManufacturing business segment, we currently have three products with U.S. Food and Drug Administration (the “FDA”) approval, all of which are currently marketed and commercially available: (i) BIVIGAM (Immune Globulin Intravenous, Human), an Intravenous Immune Globulin (“IVIG”) product indicated for the treatment of Primary Humoral Immunodeficiency (“PI”), also known as Primary Immunodeficiency Disease (“PIDD”), and for which we received FDA approval on May 9, 2019 and commenced commercial sales in August 2019; (ii) ASCENIV (Immune Globulin Intravenous, Human – slra 10% Liquid), an IVIG product indicated for the treatment of PI, for which we received FDA approval on April 1, 2019 and commenced first commercial sales in October 2019; and (iii) Nabi-HB (Hepatitis B Immune Globulin, Human), which is indicated for the treatment of acute exposure to blood containing HBsAg and other listed exposures to Hepatitis B. We seek to develop a pipeline of plasma-derived therapeutics, including a product based on our most recently approved patent application under U.S. Patent No. 10,259,865 related to methods of treatment and prevention of S. pneumonia infection for an immunoglobulin manufactured to contain standardized antibodies to numerous serotypes of S. pneumoniae. Our products and product candidates are intended to be used by physician specialists focused on caring for immune-compromised patients with or at risk for certain infectious diseases.

We manufacture these products at our FDA-licensed, plasma fractionation and purification facility located in Boca Raton, Florida with a peak annual processing capability of up to 600,000 liters (the “Boca Facility”). Based on current production yields, our ongoing supply chain enhancements and capacity expansion initiatives, we believe this facility has the potential to produce sufficient quantities of our immune globulin (“IG”) products representing more than $250 million in annual revenue beginning in 2024 and potentially in excess of $300 million of annual revenue thereafter, as well as achieving profitability during the first quarter of 2024, as we ramp-up production over the next two to four years.

Through our ADMA BioCenters subsidiary, we currently operate FDA-licensed source plasma collection facilities in the U.S. This business unit, which we refer to as our Plasma Collection Centers business segment, provides us with a portion of our blood plasma for the manufacture of our products and product candidates, and also allows us to sell certain quantities of source plasma to customers for further manufacturing. As a part of our planned supply chain robustness initiative, we have opened five new plasma collection centers during the past 18 months, and we now have ten plasma collection centers in various stages of approval and development, including six that are operational and collecting plasma. With respect to our operational plasma collection centers, five plasma collection centers currently hold FDA licenses. In addition, one of our FDA-approved plasma collection centers also has approvals from the Korean Ministry of Food and Drug Safety (“MFDS”), as well as FDA approval to operate a Hepatitis B immunization program. After giving effect to the progress we made in 2020 and 2021 with our plasma collection network expansion, we believe we remain on track to achieve our goal of having 10 plasma collection centers licensed by the FDA by the end of 2023. A typical plasma collection center, such as those operated by ADMA BioCenters, can collect approximately 30,000 to 50,000 liters of source plasma annually, which may be sold for different prices depending upon the type of plasma, quantity of purchase and market conditions at the time of sale. Plasma collected from ADMA BioCenters’ facilities that is not used to manufacture our products or product candidates is sold to third-party customers in the U.S. and in other locations outside the U.S. where we are approved under supply agreements or in the open “spot” market.

We sell plasma-derived intermediate fractions to certain customers, which are generated as part of our FDA-approved manufacturing process for IG and IVIG products. In January 2020, we announced our entry into a five-year manufacturing and supply agreement to produce and sell these intermediate by-products, which are used as the starting raw material to produce other plasma-derived biologics. In addition, from time to time we provide contract manufacturing and testing services for certain third-party clients. We also provide laboratory contracting services to certain customers.

On September 8, 2021, we announced that the FDA granted approval for our aseptic fill-finish machine and our related internal fill-finish processes. This approval provides us with in-house fill-finish operations capable of sufficiently addressing our forecasted production requirements for our FDA approved commercial products. With our fill-finish machine and related processes now operational, we anticipate improved gross margins, enhanced patient supply consistency, potentially accelerated inventory production cycle times, and increased control and visibility of commercial product lot releases. We also expect that the approval of our in-house fill-finish processes and capabilities will potentially enable us with the opportunity to onboard new fill-finish contract manufacturing opportunities with third parties as a potential new revenue stream.

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

On April 28, 2021, we announced that the FDA granted approval for our expanded plasma pool production scale process, allowing for a 4,400-liter plasma pool for the manufacture of our BIVIGAM IVIG product. This increased IVIG plasma pool scale, which allows us to produce BIVIGAM at an expanded capacity utilizing the same equipment, release testing assays and labor force, has begun to have a favorable impact on our gross margins and operating results, beginning in the third quarter of 2021.

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

ASCENIV is approved for the treatment of Primary Immune Deficiency Disorder (“PIDD”), a class of inherited genetic disorders that causes a deficient or absent immune system in adults and adolescents (12 to 17 years of age). Our pivotal Phase 3 clinical trial in 59 PIDD patients met the primary endpoint of no Serious Bacterial Infections reported during 12 months of treatment. Secondary efficacy endpoints further demonstrated the benefits of ASCENIV in the low incidence of infection, therapeutic antibiotic use, days missed from work/school/daycare and unscheduled medical visits and hospitalizations. We believe this clinical data together with the FDA approval for the treatment of PIDD better positions ADMA to further evaluate ASCENIV in immune-compromised patients infected with or at-risk for RSV infection or potentially other respiratory viral pathogens. We may elect to work with the FDA and the immunology and infectious disease community to potentially design an appropriate clinical trial to evaluate the use of ASCENIV in this patient population or other appropriate populations. Commercial sales of ASCENIV commenced in October of 2019 and the product is currently available to U.S.-based healthcare professionals for prescription and use in U.S.-based patients.

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

IMPACT OF THE COVID-19 CRISIS

We continue to monitor the ongoing developments related to the COVID-19 pandemic, including the emergence of the Delta and Omicron variants and other resistant strains of the coronavirus, and its impacts to our commercial and manufacturing operations and plasma collection facilities, including collections of source plasma, procurement of raw materials and packaging materials, a portion of which are sourced internationally, and the testing of finished drug product that is required prior to its availability for commercial sale.  A substantial portion of such testing has historically been performed by contract laboratories outside the United States.

Due to a combination of previous state and local “shelter-in-place” orders, as well as government stimulus packages, persisting social distancing measures and varying roll-outs of vaccinations by state, we have experienced lower than normal donor collections at our FDA approved plasma collection centers. We were also subject to delays in shipments of source plasma from our contracted third-party suppliers, as well as delays in deliveries for personal protective equipment, reagents and other non-plasma raw materials and supplies used in the manufacture and distribution of our products. In addition, we are subject to supply chain delays as a result of certain of our suppliers diverting significant resources towards the rapid development and distribution of COVID-19 vaccines and, as a result, we have elected to carry more raw materials inventory than we have in the past. The COVID-19 pandemic has also impacted, to a certain degree, our customer engagement initiatives, whereby ADMA’s sales and medical affairs field personnel have faced difficulties communicating directly with physicians and other healthcare professionals, as well as the cancellation or postponement of a number of key scientific and medical meetings, further limiting our ability to communicate with potential customers. We have implemented a comprehensive suite of virtual engagement initiatives; however, clinician engagement has been reduced due to rapidly evolving COVID-19 priorities at U.S. medical centers.

The pandemic could also impact our ability to interact with the FDA or other regulatory authorities and may result in delays in the conduct of inspections or review of pending applications or submissions. Although we received several FDA approvals and two FDA inspections of the Boca Facility were completed during the year ended December 31, 2021, no assurances can be provided as to the timing for completion of any other regulatory submissions or applications that may be impacted by restrictions related to COVID-19.

During the year ended December 31, 2021, our revenue attributable to international customers was approximately 13% of our total revenues. As we seek to grow this aspect of our business, we may also be subject to the impacts of the COVID-19 pandemic in locations outside the United States.

Notwithstanding the foregoing, the COVID-19 pandemic to date has not had a material impact on our financial condition or results of operations, and we do not believe that our production operations at the Boca Facility, our contract fill/finishers or our plasma collection facilities have been significantly impacted by the COVID-19 pandemic. As a result, we do not anticipate and have not experienced any material impairments with respect to any of our long-lived assets, including our property and equipment, goodwill or intangible assets.

Although the COVID-19 pandemic has not, to date, materially adversely impacted our capital and financial resources, because we are unable to determine the ultimate severity or duration of the pandemic or its long-term effects on, among other things, the global, national or local economies, the capital and credit markets or our workforce, customers or suppliers, at this time we are unable to predict whether COVID-19 will have a material adverse impact on our business, financial condition, liquidity and results of operations.

RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate these estimates and assumptions, including those described below. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates. Significant estimates include rebates and certain other deductions from gross revenues, impairment of long-lived assets, assumptions used in projecting future liquidity and capital requirements, assumptions used in the fair value of awards granted under our equity incentive plans and warrants issued in connection with the issuance of notes payable and the valuation allowance for our deferred tax assets.

Some of the estimates and assumptions we have to make under U.S. GAAP require difficult, subjective and/or complex judgments about matters that are inherently uncertain and, as a result, actual results could differ from those estimates. Due to the estimation processes involved, the following summary of accounting estimates and their application are considered to be critical to understanding our business operations, financial condition and results of operations. For a description of our significant accounting policies, see Note 2 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. Estimates and assumptions used in projecting future liquidity and capital requirements are described in Note 1 to the Consolidated Financial Statements.

Revenues

Our gross product revenues are subject to a variety of deductions, which are estimated and recorded in the same period that the revenues are recognized. These deductions primarily consist of rebates, distribution fees, chargebacks and sales allowances. These deductions represent estimates of the related obligations, some of which are contractual in nature and do not require extensive judgment to be exercised by management, while other estimates require complex or subjective matters of knowledge and judgment when estimating the impact of these revenue deductions on net revenues for a reporting period.

Historically, adjustments to these estimates to reflect actual results or updated expectations, have not been material to our overall business. However, two of our primary immunoglobulin products, ASCENIV and BIVIGAM, were only approved for commercial sale by the FDA in 2019, and as such our historical experience with rebates with respect to these products is limited. If any of our ratios, factors, assessments, experiences or judgments are not indicative or accurate estimates of our future experience, our results could be materially affected. Estimates that are most at risk for material adjustment are those associated with U.S. Medicaid rebates because of the extensive time delay between the recording of the accrual and its ultimate settlement, an interval that can generally take up to several years or more. While our results of operations to date have not required any material adjustment due to this risk, the lag time between when this obligation is initially recorded and ultimately settled could potentially materially impact our revenues and our results of operations in the future.

Stock-Based Compensation and Valuation of Warrants

All equity-based payments, including grants of stock options and restricted stock units (“RSUs”) are recognized at their estimated fair value at the date of grant, and compensation expense is recognized on a straight-line basis over the grantee’s requisite vesting period. For the purpose of valuing stock options granted to our employees, directors and officers, we use the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of publicly traded options, which have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the underlying Black-Scholes assumptions can materially affect the fair value estimate. To determine the risk-free interest rate, we utilize the U.S. Treasury yield curve in effect at the time of the grant with a term consistent with the expected term of our awards. The expected term of the options granted is in accordance with SEC Staff Accounting Bulletins 107 and 110 and is based on the average between vesting terms and contractual terms. The expected dividend yield reflects our current and expected future policy for dividends on our Common Stock. The expected stock price volatility for our stock options was calculated by examining the historical volatility of our Common Stock since our Common Stock became publicly traded in the fourth quarter of 2013. We will continue to analyze the expected stock price volatility and expected term assumptions and will adjust our Black-Scholes option pricing assumptions as appropriate. Any changes in the foregoing Black-Scholes assumptions, or if we were to elect to utilize an alternative method for valuing stock options granted to employees, directors and officers, could potentially impact our stock-based compensation expense and our results of operations.

We also use the Black-Scholes option valuation model for the purpose of estimating the fair value of warrants we issue from time to time in connection with the issuance of notes payable. Changes in our Black-Scholes assumptions, or if we were to utilize an alternative method for valuing warrants issued to our lenders, could impact our interest expense and results of operations.

Impairment of Long-Lived Assets

We assess the recoverability of our long-lived assets, which include property and equipment and definite-lived intangible assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s carrying value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the years ended December 31, 2021 and 2020, we determined that there was no impairment of our long-lived assets. Examples of events or circumstances that may be indicative of impairment that would require the use of significant judgment by management include:

•	A significant adverse change in legal factors or in the business climate that could affect the value of the asset.

•	Significant and continued cash flow losses.

•
A significant adverse change in the extent or manner in which an asset is used, such as a restriction imposed by the FDA or other regulatory authorities that could affect our ability to manufacture our products using a particular asset.

•
An expectation of losses or reduced profits associated with an asset. This could result, for example, from the introduction of a competitor’s product that impacts projected revenue growth, or a change in the  acceptance of a product by patients, physicians and payers that results in an inability to sustain projected product revenues.

Goodwill is not amortized but is assessed for impairment on an annual basis or more frequently if impairment indicators exist. The testing of goodwill for impairment requires us to determine whether or not the fair value of the reporting unit associated with the goodwill is less than its carrying amount, including goodwill and other intangible assets. An impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value, with the impairment loss recognized not to exceed the total amount of goodwill allocated to that reporting unit. In order to determine the fair value of the reporting unit, we utilize the fair value of the Company as a whole, as determined by its market capitalization. Determination of the fair value and carrying value of each reporting unit, relative to the fair value of the Company, requires management to employ certain estimates, assumptions and judgment, which we believe are reasonable. However, any changes to these estimates and assumptions could impact our determination of whether or not our goodwill is impaired. We did not recognize any impairment charges related to goodwill for the years ended December 31, 2021 and 2020.

Deferred Tax Assets

We have historically maintained a full valuation allowance against all of our net deferred tax assets, and as a result have recorded no income tax benefit in the accompanying consolidated financial statements. This valuation allowance reflects our assessment of whether it is more likely than not that we will generate sufficient taxable income in the future to be able to utilize our deferred tax assets. In determining whether a valuation allowance is warranted, we evaluate factors such as prior earnings history, expected future earnings, carryback and carryforward periods and tax strategies. We consider all positive and negative evidence to estimate if sufficient future taxable income will be generated to realize our deferred tax assets.  We consider cumulative losses in recent years to be a significant type of negative evidence, and based on our history of losses, at this time we have not included future projected taxable income as a source of income to recognize our deferred tax assets.

Year Ended December 31, 2021 Compared to December 31, 2020

The following table presents a summary of the changes in our results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020:

	Year Ended December 31,
	2021	2020	Increase (Decrease)
Revenues	$80,942,625	$42,219,783	$38,722,842
Cost of product revenue (exclusive of amortization expense shown below)	79,769,341	61,291,426	18,477,915
Gross profit (loss)	1,173,284	(19,071,643)	20,244,927
Research and development expenses	3,646,060	5,907,013	(2,260,953)
Plasma center operating expenses	12,288,723	4,170,051	8,118,672
Amortization of intangibles	715,353	715,353	-
Selling, general and administrative expenses	42,896,889	35,050,817	7,846,072
Loss from operations	(58,373,741)	(64,914,877)	6,541,136
Interest expense	(13,056,834)	(11,985,066)	(1,071,768)
Gain on extinguishment of debt	-	991,797	(991,797)
Other (expense) income, net	(217,043)	159,598	(376,641)
Net loss	$(71,647,618)	$(75,748,548)	$4,100,930

Revenues

We recorded total revenues of $80.9 million during the year ended December 31, 2021, as compared to $42.2 million during the year ended December 31, 2020, an increase of $38.7 million, or approximately 92%. The increase is mainly due to increased sales of our immunoglobulin products and intermediate fractions generated by our Boca Facility manufacturing operations in 2021 totaling $38.1 million as we conclude our second full year of commercial sales of BIVIGAM and ASCENIV. We attribute this increase in revenue, which reflects sales volume increases across our entire portfolio of IVIG products, to an expansion of our customer base in 2021 and to increased physician, payer and patient acceptance of both BIVIGAM and ASCENIV. We also experienced a $0.5 million increase in plasma revenues generated by our plasma collection centers business segment.

Cost of Product Revenue

Cost of product revenue was $79.8 million for the year ended December 31, 2021, as compared to $61.3 million for the year ended December 31, 2020, an increase of $18.5 million.  This increase reflects higher product revenue costs pertaining to the Company’s immunoglobulin product sales during the year of approximately $23.6 million due to higher sales volume, an increase in non-inventoriable manufacturing costs of approximately $1.9 million related to IVIG production at our Boca Facility operations, largely due to higher prices, and to increased product revenue costs pertaining to plasma sales of $0.3 million. These amounts were partially offset by non-recurring production charges of $7.5 million in 2020 for the manufacture of BIVIGAM conformance lots at an increased plasma pool production scale in connection with our planned capacity expansion and other production initiatives and investments at the Boca Facility.

Research and Development Expenses

Research and development expenses (“R&D”) totaled $3.6 million for the year ended December 31, 2021, as compared to $5.9 million for the year ended December 31, 2020. The decrease is primarily due to several non-recurring projects in 2020 aggregating to $2.2 million for which there are no comparable amounts in 2021, consisting of (i) $1.4 million for the testing and development of a new filling line at one of our third-party fill/finishers for a process that had not been approved by the FDA, (ii) $0.4 million for a study we performed to potentially extend ASCENIV’s approved and labeled expiration dating, (iii) $0.2 million related to third-party assay development and (iv) $0.2 million for assistance with a third-party clinical research project. In addition, we experienced lower compensation expense (including stock-based compensation) related to R&D expenses of $1.1 million in 2021, mainly due to the resignation of our former Chief Medical and Chief Scientific Officer. These amounts were partially offset by $1.0 million of increased expenses associated with post-marketing commitment clinical studies for ASCENIV and BIVIGAM in 2021.

Plasma Center Operating Expenses

Plasma center operating expenses were $12.3 million for the year ended December 31, 2021, as compared to $4.2 million for the year ended December 31, 2020. Plasma center operating expenses consist of certain general and administrative plasma center costs, including lease expenses, maintenance, utilities, compensation and benefits for center and administrative staff, advertising and promotion expenses and computer software fees related to donor collections.

At December 31, 2020 we had three plasma collection centers in operation.  At December 31, 2021, we had six plasma collection centers in operation. In addition, for those plasma collection centers that are in construction or development but not yet operational, we still need to incur staffing, training, travel and other costs during the build-out period so that these facilities can be operational on the day they open. The increase in plasma center operating expenses in 2021 is mainly attributable to increases in employee compensation costs of $4.8 million, donor fees of $2.5 million, softgoods and supplies of $0.8 million, depreciation expense of $0.7 million, rent expense of $0.7 million, plasma testing expenses of $0.3 million, travel expense of $0.3 million and advertising expenses of $0.2 million. These amounts were partially offset by an increase in plasma collections which resulted in a reduction in our plasma center operating expenses by approximately $3.0 million. We expect additional increases in our plasma center operating expenses in 2022 and beyond as we intend to have 10 plasma collection centers in operation and approved by the FDA by the end of 2023.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $42.9 million for the year ended December 31, 2021, an increase of $7.8 million from the year ended December 31, 2020. As we continued to support the increase in the size and scope of our Boca Facility manufacturing and commercial operations in 2021, we experienced increases in employee compensation and related expenses, including travel, relocation and recruiting, of $6.7 million. We also experienced increased insurance expense of $1.3 million in 2021, recognized an expense and corresponding liability in the amount of $0.8 million related to the separation and transition agreement with our former Chief Medical and Chief Scientific Officer and incurred increased expenses associated with the commercialization of our immunoglobulin portfolio of $0.7 million. These amounts were partially offset by a reduction in market intelligence fees of approximately $2.1 million for a one-time project related to ASCENIV that concluded in early 2021.

Amortization of Intangibles

Amortization expense for intangible assets acquired in the Biotest Transaction was $0.7 million for the years ended December 31, 2021 and 2020.

Loss from Operations

Our operating loss was $58.4 million for the year ended December 31, 2021, as compared to $64.9 million for the year ended December 31, 2020.  The decrease in operating loss was mainly due to the improved gross profit/loss for the year ended December 31, 2021 of $20.2 million compared with the same period of a year ago and the $2.3 million of lower R&D expenses, largely offset by the increases in plasma center operating expenses and SG&A. The improvement in gross profit/loss is mainly due to the 92% increase in revenues in 2021, as well as to the absence of the $7.5 million of non-recurring production charges we incurred during 2020. We expect further improvements to our gross margins in 2022 as the efficiencies we anticipate from our expanded plasma pool production scale process that was approved by the FDA in April of 2021 and our in-house fill-finish capabilities that were approved in September of 2021 begin to take effect, subject to the current rate of inflation and price increases we may receive from time to time from our suppliers.

Interest Expense

Interest expense was $13.1 million for the year ended December 31, 2021, as compared to $12.0 million for the year ended December 31, 2020. The increase reflects the additional interest expense associated with the Perceptive Tranche III Loan which we drew down on March 20, 2020, as well as the higher interest on the $15 million note formerly due to Biotest that we refinanced in December 2020, which increased the interest rate on this indebtedness from 6% per annum to 11% per annum (see “Liquidity and Capital Resources”). Interest expense also includes the amortization of debt discount in the amount of $1.9 million and $1.8 million for the years ended December 31, 2021 and 2020, respectively. In connection with the refinancing of our senior credit facility on March 23, 2022, we expect our annual interest expense, excluding amortization of debt discount, to increase from approximately $11.2 million per year to a range between approximately $16.0 million and $19.0 million per year, depending on whether and when we access the second tranche of this facility in the amount of $25.0 million (see “Liquidity and Capital Resources”) .

Gain/Loss on Extinguishment of Debt

On December 8, 2020, we refinanced our $15 million subordinated note payable to Biotest with an amendment to our senior credit facility and the corresponding Tranche IV draw on that facility. As a result of this transaction and the payoff of the Biotest note, we recorded a gain on the extinguishment of debt in the amount of $1.0 million (see Note 7 to the Consolidated Financial Statements).

Net Loss

Our net loss was $71.6 million for the year ended December 31, 2021, as compared to $75.7 million for the year ended December 31, 2020. The decrease in net loss of $4.1 million was mainly due to the decrease in operating loss, partially offset by the higher interest expense in 2021 and the gain on extinguishment of debt in 2020.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2021, we had working capital of $178.4 million, primarily consisting of $124.7 million of inventory, cash and cash equivalents of $51.1 million and accounts receivable of $28.6 million, partially offset by $29.6 million of accounts payable and accrued expenses, as compared to working capital of $133.8 million, mainly comprised of $81.5 million of inventory, cash and cash equivalents of $55.9 million and accounts receivable of $13.2 million, partially offset by accounts payable and accrued expenses of $19.4 million, as of December 31, 2020. We have incurred an accumulated deficit of $412.1 million since inception and had negative cash flows from operations of $112.4 million and $102.0 million for the years ended December 31, 2021 and 2020, respectively. We have funded our operations over the past few years primarily from the sale of our equity and debt securities. Our material cash requirements are primarily comprised of:

•	The procurement of raw material plasma and other raw materials necessary to maintain and scale up our manufacturing operations

•	Employee compensation and benefits

•	Capital expenditures for the building of additional plasma collection facilities and for equipment upgrades and capacity expansion at the Boca Facility

•	Plasma donor fees and plasma center supplies

•	Interest on our debt

•	Marketing programs and continued commercialization efforts

•	Boca Facility maintenance, repairs and supplies; and

•	Conducting post-marketing clinical trials for our FDA-approved products.

In addition, our end-to-end production cycle from procurement of raw materials to commercial release of finished product can take between seven and 12 months or potentially longer, requiring substantial investments in raw material plasma and other manufacturing materials.

We expect that we will not be able to generate a sufficient amount of product revenue to achieve profitability until the beginning of 2024. We currently anticipate, based upon our projected revenue and expenditures, that our current cash, cash equivalents and accounts receivable, including the proceeds received and expected to be received from the refinancing of our senior credit facility as discussed below, along with the remaining amounts available under the distribution agreement for the sale of our common stock also discussed below, will be sufficient to fund our operations, as currently conducted, into the first quarter of 2024, at which time we believe we will begin to generate positive cash flow from operations. This time frame may change based several factors, including the success of our commercial sales of our products and the acceptability of our immune globulin products by physicians, patients or payers, and whether or not the assumptions underlying our projected revenues and expenses are correct. If we are unable to raise additional capital if needed, including due to widespread liquidity constraints or significant market instability that could result from the COVID-19 pandemic, inflationary pressures or other factors beyond our control, we may have to delay, curtail or eliminate some of our commercialization efforts or product development activities. We are also continuing to evaluate a variety of strategic and financing alternatives through our ongoing engagement with Morgan Stanley as a financial advisor.

On March 23, 2022, (the “Hayfin Closing Date”) we and all of our subsidiaries entered into a Credit and Guaranty Agreement (the “Hayfin Credit Agreement”) with Hayfin Services LLP (“Hayfin”). The Hayfin Credit Agreement provides for a senior secured term loan facility in a principal amount of up to $175.0 million (the “Hayfin Credit Facility”), composed of (i) a term loan made on the Hayfin Closing Date in the principal amount of $150.0 million (the “Hayfin Closing Date Loan”), and (ii) a delayed draw term loan in the principal amount of $25.0 million (the “Hayfin Delayed Draw Loan” and, together with the Hayfin Closing Date Loan, the “Hayfin Loans”). The obligation of the lenders to make the Hayfin Delayed Draw Loan expires on March 22, 2023, and is subject to the satisfaction of certain conditions, including, but not limited to, our meeting certain 12-month revenue targets as set forth in the Hayfin Credit Agreement. The Hayfin Credit Facility has a maturity date of March 23, 2027 (the “Hayfin Maturity Date”), subject to acceleration pursuant to the Hayfin Credit Agreement, including upon an Event of Default (as defined in the Hayfin Credit Agreement).

On the Hayfin Closing Date, we used $100.0 million of the Hayfin Closing Date Loan to terminate and pay in full all of the outstanding obligations under our previous senior credit facility with Perceptive (see Note 7 to the Consolidated Financial Statements). We also used $2.0 million of the Hayfin Closing Date Loan proceeds to pay a redemption premium to Perceptive and used approximately $0.3 million of the Hayfin Closing Date Loan proceeds to pay certain fees and expenses incurred in connection with this transaction. In addition, a $1.8 million upfront fee payable to Hayfin was paid “in kind” and was added to the outstanding principal balance in accordance with the terms of the Hayfin Credit Agreement. The remainder of the proceeds received or to be received from the Hayfin Loans will be used for working capital and other general corporate purposes.

Borrowings under the Hayfin Credit Agreement will bear interest at our election, at either (a) a base rate (equal to the highest of (i) the rate of interest per annum last quoted by The Wall Street Journal as the “Prime Rate” in the United States, (ii) the federal funds rate in effect on such day plus 0.50% and (iii) the adjusted Term SOFR for a one-month tenor in effect on such day plus 1.00%) plus an applicable margin of 8.50% or (b) adjusted Term SOFR for either a one-month or three-month tenor, as elected by us, and subject to a floor of 1.25%, plus an applicable margin of 9.5% (the “Applicable Margin”); provided, however, that upon, and during the continuance of, an Event of Default, the Applicable Margin shall increase by an additional 3% per annum. We will also pay “in kind” a portion of the interest on the Hayfin Loans for each monthly or quarterly interest period in an amount equal to 2.5% per annum. Such interest paid “in kind” will reduce our quarterly cash interest obligation by approximately $1.0 million and will be added to the principal amount of the outstanding debt under the Hayfin Credit Facility. On the Hayfin Closing Date, our interest rate was 10.75%. On the last day of each calendar month or quarter during the term of the Hayfin Credit Facility, we are required to pay accrued interest to Hayfin of approximately $1.0 million per month or $3.1 million per quarter, after giving effect to the “in kind” interest of 2.5% per annum, but without giving effect to the Hayfin Delayed Draw Loan.

On the Hayfin Maturity Date, we will pay Hayfin the entire outstanding principal amount underlying the Hayfin Loans and any accrued and unpaid interest thereon, as well as an exit fee of 1.0% of the outstanding principal amount being paid. Prior to the Hayfin Maturity Date, there will be no scheduled principal payments on the Hayfin Loans. We may prepay outstanding principal on the Hayfin Loans at any time and from time to time upon five business days’ prior written notice, subject to the payment to Hayfin of, (A) any accrued but unpaid interest on the prepaid principal amount plus (B) an early prepayment fee in the amount equal to (i) 7.0% of the prepaid principal amount, if prepaid on or prior to the first anniversary of the Hayfin Closing Date, (ii) 3.0% of the prepaid principal amount, if prepaid after the first anniversary of the Hayfin Closing Date and on or prior to the second anniversary of the Hayfin Closing Date, or (iii) 1.0% of the prepaid principal amount, if prepaid after the second anniversary of the Hayfin Closing Date and on or prior to the third anniversary of the Hayfin Closing Date. In addition, for any prepayments of principal or payment of principal on the Hayfin Maturity Date, we are required to pay an exit fee of 1.0% of the amount of principal being paid.

All of our obligations under the Hayfin Credit Agreement are secured by a first-priority lien and security interest in substantially all of our tangible and intangible assets, including intellectual property and all of the equity interests in our subsidiaries. The Hayfin Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The negative covenants restrict or limit our ability and the ability of our subsidiaries to, among other things and subject to certain exceptions contained in the Hayfin Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to our or our subsidiaries’ business activities; make certain Investments or Restricted Payments (each as defined in the Hayfin Credit Agreement); change our fiscal year; pay dividends; repay other certain indebtedness; engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that have the impact of restricting our ability to make loan repayments under the Hayfin Credit Agreement. In addition, we are required (i) at all times prior to the Maturity Date to maintain a minimum cash balance of $6.0 million; and (ii) as of the last day of each fiscal quarter commencing with the fiscal quarter ending June 30, 2022, report IVIG product and related revenues for the trailing 12-month period that exceed the amounts set forth in the Hayfin Credit Agreement, which range from $75.0 million for the fiscal quarter ending June 30, 2022 to $250.0 million for the fiscal quarter ending December 31, 2026 and each fiscal quarter thereafter.

On October 25, 2021, we completed an underwritten public offering whereby we issued 57.5 million shares of our common stock and received gross proceeds of $57.5 million. Net proceeds, after underwriting discounts and expenses associated with the offering, were approximately $53.8 million, and are being used (i) to advance the commercial sales of our FDA approved products through the procurement of raw materials for the manufacturing of BIVIGAM and ASCENIV; (ii) to expand our plasma collection facility network; (iii) to scale up the manufacturing capacity of the Boca Facility and make continuous improvements in order to adhere to cGMP compliance; (iv) to explore business development opportunities; and (v) for general corporate purposes and other capital expenditures.

On September 3, 2021, we entered into a distribution agreement with Raymond James & Associates, Inc., as agent (“Agent”), pursuant to which we may offer and sell, from time to time, at our option, through or to the Agent, up to an aggregate of $50 million of shares of our common stock (the “Distribution Agreement”). We currently intend to use any net proceeds from the sale of our common stock under the Distribution Agreement for general corporate purposes, including procurement of source plasma and other raw materials, supply chain initiatives and production expenditures, funding expansion of plasma collection centers, working capital, capital expenditures, expansion and resources for commercialization activities, and other potential research and development and business opportunities. During the year ended December 31, 2021, we issued 5,540,831 shares of our common stock under the Distribution Agreement and received net proceeds of $6.9 million. We currently have approximately $42.8 million of shares available to sell under the Distribution Agreement.

On August 5, 2020, we entered into an open market sale agreement (as amended from time to time, the “Sale Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which we could offer and sell, from time to time, at our option, through or to Jefferies, up to an aggregate of $50 million of shares of our common stock. On November 5, 2020 and February 3, 2021, we and Jefferies amended the Sale Agreement to provide for increases in the aggregate offering amount under the Sale Agreement such that we could sell shares having an aggregate offering price of up to $105.4 million under the Sale Agreement, as amended. For the year ended December 31, 2021, we issued and sold 27,805,198 shares of common stock under the Sale Agreement and received net proceeds of $60.4 million. The Sale Agreement was terminated on August 31, 2021.

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

On February 11, 2019 (the “Perceptive Closing Date”), we and all of our subsidiaries entered into the Perceptive Credit Agreement. The Perceptive Credit Agreement, as amended, provided for a senior secured term loan facility in a principal amount of $100.0 million comprised of (i) a term loan made on the Perceptive Closing Date in the principal amount of $45.0 million, as evidenced by the Company’s issuance of a promissory note (the “Perceptive Tranche I Note”) in favor of Perceptive on the Perceptive Closing Date (the “Perceptive Tranche I Loan”), (ii) a term loan in the principal amount of $27.5 million (the “Perceptive Tranche II Loan”) evidenced by the Company’s issuance of a promissory note (the “Perceptive Tranche II Note”) in favor of Perceptive on May 3, 2019, (iii) a term loan in the principal amount of $12.5 million evidenced by the Company’s issuance of a promissory note (the “Perceptive Tranche III Note”) in favor of Perceptive on March 20, 2020 (the “Perceptive Tranche III Loan”); and (iv) a term loan in the principal amount of $15 million evidenced by our issuance of a promissory note in favor of Perceptive on December 8, 2020 (the “Perceptive Tranche IV Loan”, and together with the Perceptive Tranche I Loan, the Perceptive Tranche II Loan and the Perceptive Tranche III Loan, the “Perceptive Loans”). The Perceptive Tranche III Loan is the result of an amendment to the Perceptive Credit Agreement that the Company and Perceptive entered into on May 3, 2019 (the “First Perceptive Amendment”), and the Perceptive Tranche III Loan became available to the Company upon the approval of BIVIGAM on May 9, 2019. The Perceptive Tranche IV Loan is the result of an amendment to the Perceptive Credit Facility entered into on December 8, 2020 (the “Second Perceptive Amendment”), which also extended the maturity date of the Perceptive Credit Facility to March 1, 2024 (the “Maturity Date”), subject to acceleration pursuant to the Perceptive Credit Agreement, including upon an Event of Default (as defined in the Perceptive Credit Agreement). The proceeds from the Perceptive Tranche IV Loan were used to retire the $15.0 million note we had payable to Biotest, which had a maturity date of June 17, 2022.

All of the Perceptive Loans were retired and our other obligations under the Perceptive Credit Facility were satisfied using the proceeds we received from the Hayfin Closing Date Loan.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(112,368,982)	$(102,002,958)
Net cash used in investing activities	(13,511,258)	(12,724,680)
Net cash provided by financing activities	121,048,206	143,896,655
Net change in cash and cash equivalents	(4,832,034)	29,169,017

Cash and cash equivalents - beginning of year	55,921,152	26,752,135
Cash and cash equivalents - end of year	$51,089,118	$55,921,152

Net Cash Used in Operating Activities

Cash used in operations for the year ended December 31, 2021 was $112.4 million, an increase of $10.4 million from the same period of a year ago, mainly due to the increase in inventories as we continue to increase production resulting from the FDA approval of the 4,400 liter scale-up expansion for BIVIGAM. The following table illustrates the primary components of our cash flows from operations:

	Year Ended December 31,
	2021	2020
Net loss	$(71,647,618)	$(75,748,548)
Non-cash expenses, gains and losses	10,959,055	7,526,908
Changes in accounts receivable	(15,339,567)	(9,767,371)
Changes in inventories	(43,188,489)	(28,470,864)
Changes in prepaid expenses and other current assets	(1,292,779)	(512,873)
Changes in accounts payable and accrued expenses	9,697,041	5,300,930
Other	(1,556,625)	(331,140)
Cash used in operations	$(112,368,982)	$(102,002,958)

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2021 was $13.5 million, which consisted of $8.6 million for the construction and buildout of new plasma collection facilities and $4.9 million of capital expenditures at the Boca Facility, which included equipment purchases and continued implementation of our in-house fill/finish capabilities. Cash used in investing activities of $12.7 million for the year ended December 31, 2020 was mainly comprised of $7.6 million of capital expenditures at the Boca Facility and $5.1 million for the construction and buildout of new plasma collection facilities. We expect our total capital expenditures will be between $12.0 million and $18.0 million for fiscal 2022 as we seek to have 10 FDA-approved plasma collection centers in operation by the end of 2023.

Net Cash Provided by Financing Activities

Cash provided by financing activities during the year ended December 31, 2021 was $121.0 million, which is mainly comprised of the net proceeds of $60.4 received from the Sale Agreement, $53.8 million from the October 2021 underwritten public offering and $6.9 million from the Distribution Agreement. Cash provided by financing activities of $143.9 million for the year ended December 31, 2020 mainly consisted of $88.7 million of net proceeds received from our underwritten public offering in February 2020, $42.5 million of proceeds received from the Sale Agreement during the second half of 2020 and $12.5 million of proceeds from the Perceptive Tranche III Loan received in March 2020.

Effect of Inflation

Although inflation or changing prices did not have a significant impact on our revenues or net loss for the year ended December 31, 2020, inflation however did impact a number of facets of our business during the year ended December 31, 2021 at both of our business segments. We experienced price increases for, among other items, raw materials, consumable supplies, services for repairs and maintenance of our facilities and labor costs. We expect this trend to continue at least into the first half of 2022, which could have a significant impact on our future results of operations. In addition, some of our plasma purchase agreements provide for annual price increases that are tied to various consumer price indices, which have resulted in higher than historical price increases and is expected to result in higher source plasma costs in 2022.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

The Management of ADMA Biologics, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of its internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021 based on those criteria.

As a Smaller Reporting Company, the Company is not required to include in this Annual Report on Form 10-K a report on the effectiveness of its internal control over financial reporting by the Company’s independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required to be disclosed by this Item with respect to our executive officers is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Executive Officers and Director and Officer Compensation: Executive Officers” contained in our definitive proxy statement for our 2022 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2021.

Information required to be disclosed by this Item about our Board of Directors (the “Board”) is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Proposal No. 1: Election of Directors” contained in our definitive proxy statement for our 2022 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2021.

To the extent necessary, information required to be disclosed by this Item about the Section 16(a) compliance of our directors and executive officers is incorporated into this Annual Report on Form 10-K, as applicable, by reference from the section entitled “Delinquent Section 16(a) Reports” contained in our definitive proxy statement for our 2022 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2021.

Information required to be disclosed by this Item about our Board, the Audit Committee of our Board, our audit committee financial expert, our Code of Ethics and Business Conduct Standards, and other corporate governance matters is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Corporate Governance” contained in our definitive proxy statement for our 2022 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2021.

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

Information required to be disclosed by this Item is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Executive Officers and Director and Officer Compensation” contained in our definitive proxy statement for our 2022 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2021.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required to be disclosed by this Item is incorporated into this Annual Report on Form 10-K by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained in our definitive proxy statement for our 2022 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2021.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Certain Relationships and Related Transactions, and Director Independence” contained in our definitive proxy statement for our 2022 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2021.

Item 14.	Principal Accounting Fees and Services

The information required to be disclosed by this Item is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Audit and Other Fees” contained in our definitive proxy statement for our 2022 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2021.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements.

(2)	Financial Statement Schedules. Required information is included in the footnotes to the financial

(3)	Index to Exhibits.

INDEX TO EXHIBITS

Exhibit No.	Description
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

3.1.1
Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of ADMA Biologics, Inc., dated as of May 27, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 28, 2021).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 7, 2016).
3.3
Certificate of Designation of Series A Junior Participating Preferred Stock of ADMA Biologics, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2021).

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

4.7
Warrant to Purchase Stock, dated December 8, 2020, issued by the Company to Perceptive Credit Holdings II, LP (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 24, 2021).

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

4.12
Rights Agreement, dated as of December 20, 2021, by and between ADMA Biologics, Inc. and Continental Stock Transfer and Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2021).

4.13*	Form of Warrant to Purchase Stock, in the form issued by the Company to various entities affiliated with Hayfin Services LLP, dated as of March 23, 2022
10.1†	2007 Employee Stock Option Plan, as amended by Amendment No. 3 (incorporated herein by reference to Exhibit A to the Information Statement on Schedule 14C, filed with the SEC on October 29, 2012).
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

10.3.1†
Amendment to Employment Agreement, dated as of September 29, 2021, by and between ADMA Biologics, Inc. and Adam Grossman (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 1, 2021).

10.4†
Amended and Restated Employment Agreement, dated January 29, 2019, by and between ADMA Biologics, Inc. and Brian Lenz (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on January 29, 2019).

10.4.1†
Amendment to Employment Agreement, dated as of September 29, 2021, by and between ADMA Biologics, Inc. and Brian Lenz (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on October 1, 2021).

10.5+
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

10.5.1+
Second Amendment to Plasma Purchase Agreement, dated as of December 18, 2015, by and between Biotest Pharmaceuticals Corporation and ADMA Biologics, Inc. (incorporated herein by reference to Exhibit 10.3.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 23, 2016).

10.5.2
Third Amendment to Plasma Purchase Agreement, dated as of April 8, 2016, by and between Biotest Pharmaceuticals Corporation and ADMA Biologics, Inc. (incorporated herein by reference to Exhibit 10.3.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2016).

10.5.3
Fourth Amendment to Plasma Purchase Agreement, dated as of June 6, 2017, by and between Biotest Pharmaceuticals Corporation and ADMA Biologics, Inc. (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2017).

10.5.4+
Fifth Amendment to Plasma Purchase Agreement, dated as of January 1, 2019, by and between Grifols Worldwide Operations Limited (as successor-in-interest to Biotest Pharmaceuticals Corporation) and ADMA Biologics, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 2, 2019).

10.6+
Plasma Supply Agreement, dated as of June 6, 2017, by and between ADMA BioManufacturing, LLC and Biotest Pharmaceuticals Corporation (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2017).

10.6.1+
Amendment #1 to the Plasma Supply Agreement, dated as of July 19, 2018, by and between Biotest Pharmaceuticals Corporation and ADMA BioManufacturing, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2018).

10.7+
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

10.8
Amended and Restated Agreement for Services, effective as of January 1, 2016, as amended, by and between ADMA Biologics, LLC and Areth LLC (incorporated herein by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 12, 2016).

10.9
Lease, effective as of February 17, 2017, by and between Home Center Properties, LLC and ADMA BioCenters Georgia Inc. (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 24, 2017).

10.10	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed with the SEC on February 13, 2012).
10.11
Credit Agreement and Guaranty, dated as of February 11, 2019, by and among the Company, ADMA Plasma Biologics, Inc., ADMA BioCenters Georgia Inc., ADMA BioManufacturing, LLC, and Perceptive Credit Holdings II, LP. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 12, 2019).

10.12
Amendment No. 1 to Credit Agreement and Guaranty, dated as of May 3, 2019, by and among the Company, ADMA Plasma Biologics, Inc., ADMA BioCenters Georgia Inc., ADMA BioManufacturing, LLC and Perceptive Credit Holdings II, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2019).

10.13
Amendment No. 2 to the Credit Agreement and Guaranty, dated December 8, 2020, by and among the Company, ADMA Plasma Biologics, Inc., ADMA BioCenters Georgia Inc., ADMA BioManufacturing, LLC and Perceptive Credit Holdings II, LP. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 9, 2020).

10.14
Security Agreement, dated as of February 11, 2019, by and among the Company, ADMA Plasma Biologics, Inc., ADMA Bio Centers Georgia Inc., ADMA BioManufacturing, LLC, and Perceptive Credit Holdings II, LP. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 12, 2019).

10.15+
License Agreement, effective as of December 31, 2012, by and between ADMA Biologics, Inc. and Biotest AG (incorporated herein by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1, filed with the SEC on February 11, 2013).

10.15.1+
First Amendment to License Agreement, dated as of June 6, 2017, by and between the Company and Biotest AG (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2017).

10.16+
Manufacturing Agreement, dated as of September 30, 2011, by and between ADMA BioManufacturing, LLC (as successor-in-interest to Biotest Pharmaceuticals Corporation) and Sanofi Pasteur S.A. (incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2018).

10.16.1+
Amendment #2 to the Manufacturing Agreement, effective as of August 1, 2016, by and between ADMA BioManufacturing, LLC (as successor-in-interest to Biotest Pharmaceuticals Corporation) and Sanofi Pasteur S.A. (incorporated herein by reference to Exhibit 10.24.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2018).

10.16.2+
Amendment #3 to the Manufacturing Agreement, effective as of December 21, 2017, by and between ADMA BioManufacturing, LLC and Sanofi Pasteur S.A. (incorporated herein by reference to Exhibit 10.24.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2018).

10.17
Stockholders Agreement, dated as of June 6, 2017, by and between the Company and Biotest Pharmaceuticals Corporation (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 12, 2017).

10.18+
Transition Services Agreement, dated as of January 1, 2019, by and between the Company and Biotest Pharmaceuticals Corporation. (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 13, 2019)

10.19++
Amendment #1 to Transition Services Agreement, dated as of August 29, 2019, by and between ADMA BioManufacturing, LLC and Biotest Pharmaceuticals Corporation (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K, filed on September 5, 2019).

10.20
Amendment 3 to the Amended and Restated Agreement for Services, effective as of November 7, 2019, by and between ADMA Biologics, LLC and Areth LLC (incorporated herein by reference to the Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed March 12, 2020).

10.21
Distribution Agreement, dated September 3, 2021, by and between ADMA Biologics, Inc. and Raymond James & Associates, Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on September 3, 2021).

10.22	Form of Retention Bonus Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2021).
10.23
Separation Agreement and Release, dated August 6, 2021, by and between ADMA Biologics, Inc. and James Mond (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 11, 2021).

10.24*	Credit Agreement and Guaranty, dated as of March 23, 2022, by and among the Company, Hayfin Services LLP and the lenders party thereto
10.25*	Security Agreement, dated as of March 23, 2022, by and among the Company, certain subsidiaries of the Company and Hayfin Services LLP.
21.1*	Subsidiaries of the Company.
23.1*	Consent of CohnReznick LLP.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from ADMA Biologics, Inc. Form 10-K for the year ended December 31, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2021 and December 31, 2020, (ii) Consolidated Statements of Operations for the years ended December 31, 2021 and 2020, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020; and (v) Notes to Consolidated Financial Statements.

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

ADMA Biologics, Inc.

Date: March 24, 2022	By:	/s/ Adam S. Grossman
	Name:	Adam S. Grossman
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Adam S. Grossman
Adam S. Grossman	President and Chief Executive Officer (Principal Executive Officer) and Director	March 24, 2022

/s/ Brian Lenz
Brian Lenz	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 24, 2022

/s/ Steven A. Elms
Steven A. Elms	Chairman of the Board of Directors	March 24, 2022

/s/ Dr. Jerrold B. Grossman
Dr. Jerrold B. Grossman	Vice Chairman of the Board of Directors	March 24, 2022

/s/ Martha J. Demski
Martha J. Demski	Director	March 24, 2022

/s/ Bryant E. Fong
Bryant E. Fong	Director	March 24, 2022

/s/ Lawrence P. Guiheen
Lawrence P. Guiheen	Director	March 24, 2022

/s/ Young T. Kwon
Young T. Kwon	Director	March 24, 2022

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ADMA Biologics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ADMA Biologics, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020; the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended; and, the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Inventory

Description of the matter

As of December 31, 2021, the Company’s inventory totaled $124,724,091. As described in the notes to the consolidated financial statements, the valuation of inventory involves significant estimates relating to the capitalization of labor and overhead costs to the work in process and finished goods inventories as well as lower of cost or net realizable value considerations. Given the significance of the inventory value, the importance of inventory to the Company’s operations, the various components and the multiple locations and the complexity of the computations, auditing the inventory was challenging and involved a relatively high degree of auditor judgement and subjectivity, extensive testing, and the involvement of more senior members of the engagement team to design the appropriate responsive audit procedures and to supervise, execute and review the test results.

How we addressed the matter in our audit

We obtained an understanding of and tested the Company’s process to estimate labor and overhead in the inventory to devise our responsive audit approach. We performed substantive test procedures relating to the inventory valuation, which included verifying significant components of the valuation to supporting records, assessing the application of direct labor costs included in the valuation and assessing the appropriateness of the components of the indirect overhead pools as well as the application of such pool to the valuation. We verified the completeness and accuracy of the data used in management’s valuation and the mathematical accuracy of the direct labor and overhead applications. To assess management’s assertion that inventory is carried at the lower of cost or net realizable value, we tested subsequent sales transactions and net sales proceeds.

Sales Rebate Liabilities

Description of the matter

As disclosed in Note 2 to the consolidated financial statements, revenue from the sale of the Company’s products is recorded net of estimated rebates, price protection arrangements and customer incentives, including prompt pay discounts, wholesaler chargebacks and other wholesaler fees. Estimated rebates are also attributable to government programs that mandate various reductions from list price, which are reflected as liabilities and settled through cash payments.

Auditing the sales rebate liabilities related to U.S. Medicaid, Medicare Part D, and managed care is complex because of the subjectivity of certain assumptions and judgements required to develop estimates. These significant assumptions and judgments include consideration of legal interpretations of applicable laws and regulations, historical claims experience, payer channel mix, current contract prices, unbilled claims and claims submission time lags. Additionally, auditing this matter is challenging given the Company’s limited history in selling certain of its products.

How we addressed the matter in our audit

We obtained an understanding the Company’s process to estimate rebate liabilities to devise our responsive audit approach. We performed substantive test procedures related to the rebate accruals, which included testing the significant assumptions and mathematical accuracy. We tested the completeness and accuracy of the data used in the estimates and developed expectations of the key inputs using independent sources. To address the completeness of the reserves, we also assessed the historical accuracy of management’s estimates by comparing actual activity to previous estimates and performing analytical procedures. Finally, we considered subsequent events and any new information after the financial statement date that would require an adjustment to the accruals.

Liquidity Analysis

Description of the matter

The Company asserts that the cash on hand and certain other sources of funding as described in Note 1 to the consolidated financial statements provide sufficient liquidity to satisfy obligations for at least one year from the date of issuance of these consolidated financial statements. We concluded that liquidity considerations involved in the Company’s ability to continue as a going concern are complex and therefore a critical audit matter as such are complex. Finally, there is a high degree of subjectivity in the estimates prepared by management and in our selection of appropriate audit procedures, resulting in this to be a challenging audit area.

How we addressed the matter in our audit

We obtained an understanding the Company’s process to prepare cash flow projections to devise our responsive audit approach.  We obtained and audited management’s projections, considering their completeness with respect to cash obligations. Through cumulative audit knowledge, we applied judgement in obtaining evidence to support the projections and scrutinized the sources and probability of realization of the projected funds. We compared the data provided to sensitivity adjusted projections, made inquiries of management and applied our industry knowledge. Finally, we considered management’s overall ability to put forth reasonable projections based on the performance of retrospective audit procedures on historic cash flow projections and based on the results of audit procedures applied to other estimates.

/s/ CohnReznick LLP

We have served as the Company’s auditor since 2008.

Holmdel, New Jersey

March 24, 2022

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2021 and 2020

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$51,089,118	$55,921,152
Accounts receivable, net	28,576,857	13,237,290
Inventories	124,724,091	81,535,599
Prepaid expenses and other current assets	4,339,245	3,046,466
Total current assets	208,729,311	153,740,507
Property and equipment, net	50,935,074	41,593,090
Intangible assets, net	1,728,768	2,444,121
Goodwill	3,529,509	3,529,509
Right to use assets	7,262,658	4,259,191
Deposits and other assets	4,067,404	2,106,976
TOTAL ASSETS	$276,252,724	$207,673,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,429,409	$11,073,708
Accrued expenses and other current liabilities	17,214,988	8,365,143
Current portion of deferred revenue	142,834	142,834
Current portion of lease obligations	591,084	365,682
Total current liabilities	30,378,315	19,947,367
Senior notes payable, net of discount	94,866,239	92,968,866
Deferred revenue, net of current portion	1,975,865	2,118,698
Lease obligations, net of current portion	7,462,388	4,334,151
Other non-current liabilities	397,351	54,886
TOTAL LIABILITIES	135,080,158	119,423,968

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock - voting, $0.0001 par value, 300,000,000 and 150,000,000 shares authorized, 195,813,817 and 104,902,888 shares issued and outstanding	19,581	10,490
Additional paid-in capital	553,265,706	428,704,039
Accumulated deficit	(412,112,721)	(340,465,103)
TOTAL STOCKHOLDERS’ EQUITY	141,172,566	88,249,426
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$276,252,724	$207,673,394

The accompanying notes are an integral part of these consolidated financial statements.

 ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2021 and 2020

	Years Ended December 31,
	2021	2020

REVENUES:
Product revenue	$80,799,791	$42,076,949
License revenue	142,834	142,834
Total revenues	80,942,625	42,219,783
Cost of product revenue	79,769,341	61,291,426
Gross profit (loss)	1,173,284	(19,071,643)

OPERATING EXPENSES:
Research and development	3,646,060	5,907,013
Plasma center operating expenses	12,288,723	4,170,051
Amortization of intangible assets	715,353	715,353
Selling, general and administrative	42,896,889	35,050,817
Total operating expenses	59,547,025	45,843,234

LOSS FROM OPERATIONS	(58,373,741)	(64,914,877)

OTHER INCOME (EXPENSE):
Interest income	34,532	288,126
Interest expense	(13,056,834)	(11,985,066)
Gain on extinguishment of debt	-	991,797
Other expense	(251,575)	(128,528)
Other expense, net	(13,273,877)	(10,833,671)

NET LOSS	$(71,647,618)	$(75,748,548)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.51)	$(0.88)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	139,578,538	86,145,052

The accompanying notes are an integral part of these consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2021 and 2020

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	59,318,355	$5,932	$290,903,772	$(264,716,555)	$26,193,149
Stock-based compensation	-	-	2,855,122	-	2,855,122
Warrants issued in connection with note payable	-	-	3,740,980	-	3,740,980
Vesting of Restricted Stock Units	15,000	2	(2)	-	-
Issuance of common stock, net of offering expenses	45,562,907	4,555	131,190,736	-	131,195,291
Stock options exercised	6,626	1	13,431	-	13,432
Net loss	-	-	-	(75,748,548)	(75,748,548)
Balance at December 31, 2020	104,902,888	10,490	428,704,039	(340,465,103)	88,249,426
Stock-based compensation	-	-	3,488,253	-	3,488,253
Vesting of Restricted Stock Units, net of shares withheld for taxes and retired	64,900	6	(61,604)	-	(61,598)
Issuance of common stock, net of offering expenses	90,846,029	9,085	121,135,018	-	121,144,103
Net loss	-	-	-	(71,647,618)	(71,647,618)
Balance at December 31, 2021	195,813,817	$19,581	$553,265,706	$(412,112,721)	$141,172,566

The accompanying notes are an integral part of these consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2021 and 2020

	Years Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(71,647,618)	$(75,748,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,495,502	3,942,292
Loss on disposal of fixed assets	220,761	81,697
Stock-based compensation	3,488,253	2,855,122
Amortization of debt discount	1,897,373	1,782,428
Gain on extinguishment of debt	-	(991,797)
Amortization of license revenue	(142,834)	(142,834)
Changes in operating assets and liabilities:
Accounts receivable	(15,339,567)	(9,767,371)
Inventories	(43,188,489)	(28,470,864)
Prepaid expenses and other current assets	(1,292,779)	(512,873)
Deposits and other assets	(1,775,205)	(196,749)
Accounts payable	1,355,700	1,899,115
Accrued expenses	8,341,341	3,401,815
Other current and non-current liabilities	218,580	(134,391)
Net cash used in operating activities	(112,368,982)	(102,002,958)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(13,511,258)	(12,726,680)
Proceeds from the sale of property and equipment	-	2,000
Net cash used in investing activities	(13,511,258)	(12,724,680)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	-	(13,950,000)
Proceeds from issuance of common stock, net of offering expenses	121,144,103	131,195,291
Proceeds from the exercise of stock options	-	13,432
Payment of debt refinancing fees	-	(830,000)
Proceeds from issuance of note payable	-	27,500,000
Taxes paid on vested Restricted Stock Units	(61,598)	-
Payments on finance lease obligations	(34,299)	(32,068)
Net cash provided by financing activities	121,048,206	143,896,655

Net (decrease) increase in cash and cash equivalents	(4,832,034)	29,169,017
Cash and cash equivalents - beginning of year	55,921,152	26,752,135
Cash and cash equivalents - end of year	$51,089,118	$55,921,152

The accompanying notes are an integral part of these consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

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

ADMA operates through its wholly-owned subsidiaries ADMA BioManufacturing, LLC (“ADMA BioManufacturing”) and ADMA BioCenters Georgia Inc. (“ADMA BioCenters”). ADMA BioManufacturing was formed in January 2017 to facilitate the acquisition of the Biotest Therapy Business Unit (“BTBU”) from BPC Plasma, Inc. (formerly Biotest Pharmaceuticals Corporation) (“BPC” and, together with Biotest AG, “Biotest”) on June 6, 2017. The acquisition included certain assets (the “Biotest Assets”) of BTBU, which included the FDA-licensed BIVIGAM and Nabi-HB immunoglobulin products, and an FDA-licensed plasma fractionation manufacturing facility located in Boca Raton, FL (the “Boca Facility”) (the “Biotest Transaction”). BTBU had previously been the Company’s third-party contract manufacturer. ADMA BioCenters is the Company’s source plasma collection business with ten plasma collection facilities in various stages of approval and development located throughout the U.S., five of which hold an approved license with the U.S. Food and Drug Administration (the “FDA”).

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

As of December 31, 2021, the Company had working capital of $178.4 million, including $51.1 million of cash and cash equivalents. Based upon the Company’s current projected revenue and expenditures, including capital expenditures and continued implementation of the Company’s commercialization and expansion activities, the Company’s management currently believes that its cash, cash equivalents, projected revenue and accounts receivable, together with the remaining available funds under the distribution agreement discussed in Note 8 and the net proceeds received and expected to be received from the refinancing of the Company’s senior debt on March 23, 2022 (see Note 17), will be sufficient to fund ADMA’s operations, as currently conducted, into the first quarter of 2024, at which time the Company believes it will begin to generate positive cash flow from operations. These estimates may change based upon several factors, including the success of the Company’s commercial sales of its products, whether or not the assumptions underlying the Company’s projected revenues and expenses are correct and the acceptability of ADMA’s immune globulin products by physicians, patients or payers. There can be no assurance that the Company’s approved products will be commercially viable, or that plant capacity expansion, plasma center buildouts or other capital improvements will be successfully completed or that any product developed in the future will be approved. The Company is subject to risks common to companies in the biotechnology and pharmaceutical manufacturing industries including, but not limited to, dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, inflationary pressures, supply chain constraints, protection of proprietary technology, and compliance with FDA and other governmental regulations and approval requirements. The Company is also continuing to evaluate a variety of strategic and financing alternatives through its ongoing engagement with Morgan Stanley as a financial advisor.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

During the year ended December 31, 2021, the Company issued 90,846,029 shares of its common stock through an underwritten public offering and various open market sale agreements for its common stock and received net proceeds of $121.1 million.

2.	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of presentation

The accompanying consolidated financial statements include the accounts of ADMA and its wholly-owned subsidiaries, and have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). All intercompany balances have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (the “FASB”). During the years ended December 31, 2021 and 2020, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying consolidated statements of operations.

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

Accounts receivable

Accounts receivable is reported at realizable value, net of allowances for contractual credits and doubtful accounts in the amount of $0.2 million and $0.1 million at December 31, 2021 and December 31, 2020, respectively, which are recognized in the period the related revenue is recorded. The Company extends credit to its customers based upon an evaluation of each customer’s financial condition and credit history. Evaluations of the financial condition and associated credit risk of customers are performed on an ongoing basis. Based on these evaluations, the Company has concluded that its credit risk is minimal. (see Note 16).

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

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

Property and equipment

Assets comprising property and equipment (see Note 4) are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the asset’s estimated useful life. Land is not depreciated. The buildings have been assigned a useful life of 30 years. Property and equipment other than land and buildings have useful lives ranging from 3 to 15 years. Leasehold improvements are amortized over the lesser of the lease term or their estimated useful lives.

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired by the Company. Goodwill at December 31, 2021 and 2020 was $3.5 million, all of which is attributable to the Company’s ADMA BioManufacturing business segment. There were no changes to the carrying amount of goodwill during the years ended December 31, 2021 and 2020.

Goodwill is not amortized but is assessed for impairment on an annual basis or more frequently if impairment indicators exist. The Company has the option to perform a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill and other intangible assets. If the Company concludes that this is the case, then it must perform a goodwill impairment test by comparing the fair value of the reporting unit to its carrying value. An impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The Company performs its annual goodwill impairment test as of October 1 of each year. The Company’s annual goodwill impairment tests as of October 1, 2021 and 2020 did not result in any impairment charges related to goodwill for the years ended December 31, 2021 and 2020.

Impairment of long-lived assets

The Company assesses the recoverability of its long-lived assets, which include property and equipment and finite-lived intangible assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s carrying value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the years ended December 31, 2021 and 2020, the Company determined that there was no impairment of its long-lived assets.

Revenue recognition

Revenues for the years ended December 31, 2021 and 2020 are comprised of (i) revenues from the sale of the Company’s immunoglobulin products, BIVIGAM, ASCENIV and Nabi-HB, (ii) product revenues from the sale of human plasma collected by the Company’s Plasma Collection Centers business segment, (iii) contract manufacturing and laboratory services revenue, (iv) revenues from the sale of intermediate by-products; and (v) license and other revenues primarily attributable to the out-licensing of ASCENIV to Biotest in 2012 to market and sell this product in Europe and selected countries in North Africa and the Middle East. Biotest has provided the Company with certain services and financial payments in accordance with the related Biotest license agreement and is obligated to pay the Company certain amounts in the future if certain milestones are achieved. Deferred revenue is amortized into income over the term of the Biotest license, representing a period of approximately 22 years.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

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

Advertising and marketing expenses

Advertising and marketing expense includes cost for promotional materials and trade show expenses for the marketing of the Company’s products and services and expenses incurred for attracting donors to the Company’s plasma collection centers. All advertising and marketing expenses are expensed as incurred.  Advertising and marketing expenses were $1.4 million and $1.1 million for the years ended December 31, 2021 and 2020, respectively.

Stock-based compensation

The Company follows recognized accounting guidance which requires all equity-based payments, including grants of stock options, to be recognized in the statement of operations as compensation expense based on their fair values at the date of grant. Compensation expense related to awards to employees and directors with service-based vesting conditions is recognized on a straight-line basis over the associated vesting period of the award based on the grant date fair value of the award. Stock options granted under the Company’s equity incentive plans generally have a four-year vesting period and a term of 10 years. For milestone-based equity awards (see Note 8) the Company periodically assesses the probability of vesting for each milestone-based award and adjusts compensation expense based on its probability assessment. Pursuant to ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), the Company has elected not to establish a forfeiture rate, as stock-based compensation expense related to forfeitures of unvested equity awards is fully reversed at the time of forfeiture.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

Income taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or its tax returns. Under this method, deferred tax assets and liabilities are recognized for the temporary differences between the tax bases of assets and liabilities and their respective financial reporting amounts at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. The Company records a valuation allowance on its deferred tax assets if it is more likely than not that the Company will not generate sufficient taxable income to utilize its deferred tax assets (see Note 11). The Company is subject to income tax examinations by major taxing authorities for all tax years since 2017 and for previous periods as it relates to the Company’s net operating loss carryforwards.

Loss Per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders as adjusted for the effect of dilutive securities, if any, by the weighted average number of shares of common stock and dilutive common stock outstanding during the period. Potentially dilutive common stock includes the shares of common stock issuable upon the exercise of outstanding stock options and warrants (using the treasury stock method). Potentially dilutive common stock in the diluted net loss per share computation is excluded to the extent that it would be anti-dilutive. No potentially dilutive securities are included in the computation of any diluted per share amounts as the Company reported a net loss for all periods presented. For the years ended December 31, 2021 and 2020, the following securities were excluded from the calculation of diluted loss per common share because of their anti-dilutive effects:

	For the Years Ended December 31,
	2021	2020
Stock options	7,862,722	6,922,931
Restricted stock units	4,485,133	326,000
Warrants	4,528,160	4,528,160
	16,876,015	11,777,091

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020
3.	INVENTORIES

The following table provides the components of inventories:

	December 31, 2021	December 31, 2020

Raw materials	$36,755,720	$32,044,393
Work-in-process	58,968,535	30,293,288
Finished goods	28,999,836	19,197,918
Total inventories	$124,724,091	$81,535,599

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

4.	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2021 and 2020 is summarized as follows:

	December 31, 2021	December 31, 2020
Manufacturing and laboratory equipment	$16,702,991	$14,468,874
Office equipment and computer software	4,082,462	3,253,528
Furniture and fixtures	3,389,140	2,389,585
Construction in process	5,496,222	3,336,557
Leasehold improvements	11,129,639	5,272,490
Land	4,339,441	4,339,441
Buildings and building improvements	19,067,032	17,396,557
	64,206,927	50,457,032
Less: Accumulated depreciation	(13,271,853)	(8,863,942)
Total property, plant and equipment, net	$50,935,074	$41,593,090

The Company recorded depreciation expense on property and equipment of $4.8 million and $3.2 million for the years ended December 31, 2021 and 2020, respectively.

5.	INTANGIBLE ASSETS

Intangible assets at December 31, 2021 and 2020 consist of the following:

	December 31, 2021			December 31, 2020
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Trademark and other intangible rights related to Nabi-HB	$4,100,046	$2,684,554	$1,415,492	$4,100,046	$2,098,833	$2,001,213
Rights to intermediates	907,421	594,145	313,276	907,421	464,513	442,908
	$5,007,467	$3,278,699	$1,728,768	$5,007,467	$2,563,346	$2,444,121

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

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

Amortization expense related to the Company’s intangible assets for the years ended December 31, 2021 and 2020 was $0.7 million. Estimated aggregate future aggregate amortization expense is expected to be as follows:

2022	$715,352
2023	715,352
2024	298,064

6.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other current liabilities at December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020
Accrued rebates	$5,040,200	$2,604,245
Accrued distribution fees	4,739,651	828,120
Accrued incentives	4,066,109	3,210,884
Accrued testing	1,189,970	779,660
Accrued payroll	1,167,072	734,972
Other	1,011,986	207,262
Total accrued expenses and other current liabilities	$17,214,988	$8,365,143

7.	NOTES PAYABLE

Senior Notes Payable

A summary of outstanding senior notes payable is as follows:

	December 31, 2021	December 31, 2020
Notes payable	$100,000,000	$100,000,000
Less:
Debt discount	(5,133,761)	(7,031,134)
Senior notes payable	$94,866,239	$92,968,866

On February 11, 2019 (the “Perceptive Closing Date”), the Company and all of its subsidiaries entered into a Credit Agreement and Guaranty (the “Perceptive Credit Agreement”) with Perceptive Credit Holdings II, LP, as the lender and administrative agent (“Perceptive”). The Perceptive Credit Agreement, as amended, provides for a senior secured term loan facility in a principal amount of $100.0 million (the “Perceptive Credit Facility”), comprised of (i) a term loan made on the Perceptive Closing Date in the principal amount of $45.0 million, as evidenced by the Company’s issuance of a promissory note (the “Perceptive Tranche I Note”) in favor of Perceptive on the Perceptive Closing Date (the “Perceptive Tranche I Loan”), (ii) a term loan in the principal amount of $27.5 million (the “Perceptive Tranche II Loan”) evidenced by the Company’s issuance of a promissory note (the “Perceptive Tranche II Note”) in favor of Perceptive on May 3, 2019, (iii) a term loan in the principal amount of $12.5 million evidenced by the Company’s issuance of a promissory note (the “Perceptive Tranche III Note”) in favor of Perceptive on March 20, 2020 (the “Perceptive Tranche III Loan”); and (iv) a term loan in the principal amount of $15 million evidenced by our issuance of a promissory note in favor of Perceptive on December 8, 2020 (the “Perceptive Tranche IV Loan”, and together with the Perceptive Tranche I Loan, the Perceptive Tranche II Loan and the Perceptive Tranche III Loan, the “Perceptive Loans”). The Perceptive Tranche III Loan is the result of an amendment to the Perceptive Credit Agreement that the Company and Perceptive entered into on May 3, 2019 (the “First Perceptive Amendment”), and the Perceptive Tranche III Loan became available to the Company upon the approval of BIVIGAM on May 9, 2019. The Perceptive Tranche IV Loan is the result of an amendment to the Perceptive Credit Facility entered into on December 8, 2020 (the “Second Perceptive Amendment”), which also extended the maturity date of the Perceptive Credit Facility to March 1, 2024 (the “Maturity Date”), subject to acceleration pursuant to the Perceptive Credit Agreement, including upon an Event of Default (as defined in the Perceptive Credit Agreement). Also on December 8, 2020, the Company retired a subordinated note payable to Biotest in the principal amount of $15.0 million with the proceeds from the Perceptive Tranche IV Loan. As part of this transaction, Biotest agreed to a 7% discount from the principal, and the obligation under the note was satisfied by a payment by the Company of approximately $14.0 million. As a result, the Company recorded a gain on the extinguishment of the note of approximately $1.0 million.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

Borrowings under the Perceptive Credit Agreement bear interest at a rate per annum equal to 7.5% plus the greater of (i) one-month LIBOR and (ii) 3.5%; provided, however, that upon, and during the continuance of, an Event of Default, the interest rate will automatically increase by an additional 400 basis points. Accrued interest was payable to Perceptive on the last day of each month during the term of the Perceptive Credit Facility. The rate of interest in effect as of the Perceptive Closing Date and at December 31, 2021 was 11.0%.

On the Maturity Date, the Company was to have paid Perceptive the entire outstanding principal amount underlying the Perceptive Loans and any accrued and unpaid interest thereon. There were no scheduled principal payments on the Perceptive Loans prior to the Maturity Date. On March 23, 2022, the Company retired in full all of its outstanding obligations under the Perceptive Credit Agreement, including a redemption premium of $2.0 million per the amended terms of the Perceptive Credit Agreement, using the proceeds received from a new senior credit facility the Company entered into on that date (see Note 17).

All of the Company’s obligations under the Perceptive Credit Agreement were secured by a first-priority lien and security interest in substantially all of the Company’s tangible and intangible assets, including intellectual property and all of the equity interests in the Company’s subsidiaries. The Perceptive Credit Agreement contained certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The negative covenants restricted or limited the ability of the Company and its subsidiaries to, among other things and subject to certain exceptions contained in the Perceptive Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to the Company’s or its subsidiaries’ business activities; make certain Investments or Restricted Payments (each as defined in the Perceptive Credit Agreement); change its fiscal year; pay dividends; repay other certain indebtedness; engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that had the impact of restricting the Company’s ability to make loan repayments under the Perceptive Credit Agreement. In addition, the Company was required (i) at all times prior to the Maturity Date to maintain a minimum cash balance of $3.0 million; and (ii) as of the last day of each fiscal quarter commencing with the fiscal quarter ended June 30, 2019, report revenues for the trailing 12-month period that exceed the amounts set forth in the Perceptive Credit Agreement, which ranged from $7.0 million for the fiscal quarter ended June 30, 2019 to $55.0 million for the fiscal quarter ending December 31, 2021. At December 31, 2021, the Company was in compliance with all of the covenants contained in the Perceptive Credit Agreement.

As consideration for the Perceptive Credit Agreement, the Company issued to Perceptive a warrant to purchase 1,360,000 shares of the Company’s common stock (the “Perceptive Warrant”) on the Perceptive Closing Date. The Perceptive Warrant has an exercise price equal to $3.28 per share, which is equal to the trailing 10-day volume weighted average price (“VWAP”) of the Company’s common stock on the business day immediately prior to the Perceptive Closing Date multiplied by 1.15. The Company valued the Perceptive Warrant at $2.7 million as of the Perceptive Closing Date and it has an expiration date of February 11, 2029. In connection with the First Perceptive Amendment, the Company issued an additional warrant (the “Perceptive Tranche III Warrant”) to purchase 250,000 shares of the Company’s common stock to Perceptive with an exercise price equal to $4.64 per share, which represents the trailing 10-day VWAP of the Company’s common stock as of May 2, 2019. The Perceptive Tranche III Warrant was valued by the Company at $0.9 million and has an expiration date of May 3, 2029. As consideration for the Second Perceptive Amendment, the Company issued an additional warrant (the “Perceptive Tranche IV Warrant” and, together with the Perceptive Warrant and the Perceptive Tranche III Warrant, the “Perceptive Warrants”) to purchase 2,390,000 shares of the Company’s common stock to Perceptive with an exercise price of $1.94 per share, which is equal to the trailing 10-day VWAP of the Company’s common stock on the business day immediately prior to the date of the Perceptive Second Amendment. The Perceptive Tranche IV Warrant was valued by the Company at $3.7 million and has an expiration date of December 8, 2030. Perceptive had represented to the Company, among other things, that it was an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act) and the Company issued the Perceptive Warrants in reliance upon an exemption from registration contained in Section 4(2) under the Securities Act. The Perceptive Warrants and the shares of common stock issuable thereunder may not be offered, sold, pledged or otherwise transferred in the U.S. absent registration or an applicable exemption from the registration requirements under the Securities Act.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

As a result of the fees paid to Perceptive and the value of the Perceptive Warrants, the Company recognized an aggregate discount on the Perceptive Loans in the amount of $7.1 million. The Company records debt discount as a reduction to the face amount of the debt, and the debt discount is amortized as interest expense over the life of the debt using the interest method. Based on the fair value of the Perceptive Warrants and the aggregate amount of fees and expenses associated with obtaining the Perceptive Credit Facility, the effective interest rate on the Perceptive Loans since December 8, 2020 was approximately 13.7%.

8.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is currently authorized to issue up to 10 million shares of preferred stock, $0.0001 par value per share. There were no shares of preferred stock outstanding at December 31, 2021 and 2020.

Common Stock

As of December 31, 2021 and 2020, the Company was authorized to issue 300,000,000 and 150,000,000 shares, respectively, of its common stock, $0.0001 par value per share, and 195,813,817 and 104,902,888 shares of common stock were outstanding as of December 31, 2021 and 2020, respectively.  On May 27, 2021, the Company amended its Second Amended and Restated Certificate of Incorporation to increase the number of shares of common stock that the Company is authorized to issue from 150,000,000 to 300,000,000. After giving effect to shares reserved for the issuance of warrants and for awards issued under the Company’s equity incentive plans, 87,241,078 shares of common stock were available for issuance as of December 31, 2021.

On October 25, 2021, the Company completed an underwritten public offering whereby the Company issued 57.5 million shares of common stock and received gross proceeds of $57.5 million. Net proceeds after underwriting discounts and expenses associated with the offering, were approximately $53.8 million, and are being used (i) to advance the commercial sales of the Company’s FDA approved products through the procurement of raw materials for the manufacturing of BIVIGAM and ASCENIV; (ii) to expand the Company’s plasma collection facility network; (iii) to scale up the manufacturing capacity of the Boca Facility and make continuous improvements in order to adhere to cGMP compliance; (iv) to explore business development opportunities; and (v) for general corporate purposes and other capital expenditures.
On September 3, 2021, the Company entered into a distribution agreement with Raymond James & Associates, Inc., as agent (“Agent”), pursuant to which the Company may offer and sell, from time to time, at its option, through or to the Agent, up to an aggregate of $50 million of shares of the Company’s common stock (the “Distribution Agreement”). The Company currently intends to use any net proceeds from the sale of its common stock under the Distribution Agreement for general corporate purposes, including procurement of source plasma and other raw materials, supply chain initiatives and production expenditures, funding expansion of plasma centers, working capital, capital expenditures, expansion and resources for commercialization activities, and other potential research and development and business opportunities. During the year ended December 31, 2021, the Company issued 5,540,831 shares of its common stock under the Distribution Agreement and received net proceeds of $6.9 million.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

On August 5, 2020, the Company entered into an open market sale agreement (as amended from time to time, the “Sale Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which the Company could offer and sell, from time to time, at its option, through or to Jefferies, up to an aggregate of $50 million of shares of the Company’s common stock. On November 5, 2020 and February 3, 2021, the Company and Jefferies amended the Sale Agreement to provide for increases in the aggregate offering amount under the Sale Agreement such that the Company could sell shares having an aggregate offering price of up to $105.4 million under the Sale Agreement, as amended. For the year ended December 31, 2021, the Company issued and sold 27,805,198 shares of common stock under the 2020 Sale Agreement and received net proceeds of $60.4 million. For the year ended December 31, 2020, the Company sold 18,537,907 shares of common under the Sale Agreement and received net proceeds of $42.5 million.

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

During the year ended December 31, 2020, the Company issued 6,626 shares of common stock in connection with the exercise of stock options that had been granted to employees.

Warrants

On December 8, 2020, the Company issued the Perceptive Tranche IV Warrant, whereby Perceptive may purchase an aggregate of 2,390,000 shares of common stock at an exercise price $1.94 per share (see Note 7). The warrant was valued at $3.7 million, using the Black-Scholes option-pricing model assuming an expected term of 10 years, a volatility of 69.3%, a dividend yield of 0% and a risk-free interest rate of 0.92%.

At December 31, 2021 and 2020, the Company had outstanding warrants to purchase an aggregate of 4,528,160 shares of common stock, with a weighted average exercise price of $2.82 per share and expiration dates ranging between June 2022 and December 2030.

Equity Incentive Plans

From time to time the Company grants stock options or other equity-based awards under the Company’s Amended and Restated 2014 Omnibus Incentive Compensation Plan (the “2014 Plan”).

The 2014 Plan, as amended, was approved by the Board on March 15, 2017 and by the Company’s stockholders on May 25, 2017.  Currently, the maximum number of shares reserved for grant under the 2014 Plan is: (a) 2,334,940 shares; plus (b) an annual increase as of the first day of the Company’s fiscal year, beginning in 2018 and occurring each year thereafter through 2022, equal to 4% of the outstanding shares of common stock as of the end of the Company’s immediately preceding fiscal year, or any lesser number of shares determined by the Board; provided, however, that no more than an aggregate of 10 million shares of common stock may be issued pursuant to incentive stock options intended to qualify under Section 422 of the Internal Revenue Code. As of December 31, 2021, an aggregate of 69,090 shares were available for issuance under the 2014 Plan. In accordance with the foregoing, on January 1, 2022 the aggregate number of shares available for issuance increased to 7,901,643.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

During the years ended December 31, 2021 and 2020, the Company granted options to purchase an aggregate of 1,895,550 and 1,468,412 shares of common stock, respectively, to its directors, employees and certain third-party service providers.  The fair value of stock options granted was determined on the date of grant using the Black-Scholes model. The Black-Scholes option valuation model was developed for use in estimating the fair value of publicly traded options, which have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the underlying Black-Scholes assumptions can materially affect the fair value estimate. To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of the grant with a term consistent with the term of the awards granted by the Company. The expected term of the options granted is in accordance with Staff Accounting Bulletins 107 and 110, which is based on the average between vesting terms and contractual terms. The expected dividend yield reflects the Company’s current and expected future policy for dividends on the Company’s common stock. For the years ended December 31, 2021 and 2020, the expected stock price volatility for the Company’s stock options was calculated by examining the historical volatility of the Company’s common stock since the stock became publicly traded in the fourth quarter of 2013.

The grant date fair values of stock options awarded during the years ended December 31, 2021 and 2020 were determined using the Black-Scholes option-pricing model with the following assumptions:

Years Ended
	December 31, 2021	December 31, 2020
Expected term	5.5-6.3 years	5.5-6.3 years
Volatility	68-70%	62-70%
Dividend yield	0.0	0.0
Risk-free interest rate	0.80-1.27%	0.33-1.68%

The 2014 Plan provides for the Board or a Committee of the Board (the “Committee”) to grant awards to optionees and to determine the exercise price, vesting term, expiration date and all other terms and conditions of the awards, including acceleration of the vesting of an award at any time. All options granted under the 2014 Plan are intended to be incentive stock options (“ISOs”), unless specified by the Committee to be non-qualified options (“NQOs”) as defined by the Internal Revenue Code. ISOs and NQOs may be granted to employees, consultants or Board members at an option price not less than the fair market value of the common stock subject to the stock option agreement. The following table summarizes information about stock options outstanding as of December 31, 2021 and 2020:

	Shares	Weighted Average Exercise Price
Options outstanding, vested and expected to vest at December 31, 2019	5,630,351	$4.76
Forfeited	(141,724)	$3.81
Expired	(27,482)	$4.26
Granted	1,468,412	$2.93
Exercised	(6,626)	$2.03
Options outstanding, vested and expected to vest at December 31, 2020	6,922,931	$4.40
Forfeited	(529,202)	$2.89
Expired	(426,557)	$4.91
Granted	1,895,550	$2.14
Exercised	-	-
Options outstanding, vested and expected to vest at December 31, 2021	7,862,722	$3.93

Options exercisable	5,521,312	$4.54

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020
As of December 31, 2021, the Company had $3.1 million of unrecognized compensation expense related to stock options granted under the Company’s equity incentive plan, which is expected to be recognized over a weighted-average period of 2.4 years. The weighted average remaining contractual term of stock options outstanding and expected to vest at December 31, 2021 is 6.1 years. The weighted average remaining contractual term of stock options exercisable at December 31, 2021 is 4.9 years.The following table summarizes additional information regarding outstanding and exercisable options under the stock option plans at December 31, 2021:

	Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.10 - $1.67	352,500	9.6	$1.10	$35,935	15,583	9.8	$1.10	$4,831
$1.73 - $2.60	1,673,518	8.9	$2.42	-	374,318	8.5	$2.42	-
$2.62 - $3.93	4,209,177	5.9	$3.51	-	3,554,848	5.6	$3.51	-
$3.98 - $5.97	487,040	5.6	$5.07	-	442,202	5.4	$5.07
$6.02 - $9.03	892,987	1.1	$7.74	-	886,861	1.0	$7.74
$9.37 - $10.80	247,500	2.9	$10.28	-	247,500	2.9	$10.28	-
	7,862,722	6.1	$3.93	$35,935	5,521,312	4.9	$4.54	$4,831

During the years ended December 31, 2021 and 2020, the Company granted Restricted Stock Units (“RSUs”) representing an aggregate of 4,384,744 and 361,000 shares, respectively, to certain management employees of the Company and, during 2020, to members of its Board of Directors (the “Board”). Except for the RSUs granted under the Company’s retention incentive program discussed below, the RSUs generally vest annually over a period of four years for employees and semi-annually over a period of one year for directors. The RSUs granted during the year ended December 31, 2021 include 3,832,500 shares granted under a retention incentive program implemented by the Company for its executive management and certain employees (see Note 10), whereby the Company issued an aggregate of 2,685,000 time-based RSUs and 1,147,500 milestone-based RSUs. Fifty percent of the time-based RSUs granted under the retention incentive program vest on December 31, 2022, with the remainder vesting in quarterly installments through December 31, 2024. The milestone-based RSUs will vest upon achievement of the applicable milestone, with each milestone required to be achieved on or prior to December 31, 2022.
The milestones required to be achieved in order for the milestone-based RSUs to vest were determined by the Board and are consistent with the 2022 operating plan approved by the Board. The Company will periodically assess the probability of vesting for each milestone-based RSU and will adjust compensation expense based on its probability assessment. In connection with the completion of the refinancing of the Company’s senior credit facility on March 23, 2022 (see Note 17), 254,745 milestone-based RSUs vested.
During the year ended December 31, 2021, 92,750 shares vested in connection with grants of RSUs. With respect to these vested RSUs, 27,850 shares valued at approximately $62,000 were withheld by the Company to cover employees’ tax liabilities. These shares have been retired by the Company and were no longer outstanding as of December 31, 2021. A summary of the Company’s unvested RSU activity and related information is as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2019	-	$-
Granted	361,000	$2.82
Vested	(15,000)	$2.92
Forfeited	(20,000)	$2.83
Balance at December 31, 2020	326,000	$2.81
Granted	4,384,744	$1.30
Vested	(92,750)	$2.82
Forfeited	(132,861)	$2.51
Balance at December 31, 2021	4,485,133	$1.34

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020
As of December 31, 2021, the Company had $5.1 million of unrecognized compensation expense related to unvested RSUs granted under the Company’s equity incentive plan, which is expected to be recognized over a weighted-average period of 2.6 years.

Total stock-based compensation expense for all awards granted under the Company’s equity incentive plan for the years ended December 31, 2021 and 2020 was as follows:

	2021	2020
Research and development	$153,924	$471,146
Plasma center operating expenses	60,257	33,464
Selling, general and administrative	2,958,008	2,107,577
Cost of product revenue	316,064	242,935
Total stock-based compensation expense	$3,488,253	$2,855,122

9.	RELATED PARTY TRANSACTIONS

The Company leases an office building and equipment from Areth, LLC (“Areth”) pursuant to an agreement for services effective as of January 1, 2016, as amended from time to time. Effective October 1, 2017, monthly rent on this facility was reduced to $10,000. On September 27, 2018, the agreement was amended to extend the term of the agreement through September 30, 2019. On November 7, 2019, an additional amendment was entered into between Areth and the Company to extend the term of this agreement through September 30, 2020, and to provide for automatic one-year renewals unless ADMA gives written notice of termination to Areth 60 days prior to the end of the term. The Company did not provide such written notice to Areth as of July 31, 2021. Rent expense for the years ended December 31, 2021 and 2020 amounted to $0.1 million. Areth is a company controlled by Dr. Jerrold B. Grossman, the Vice Chairman of the Company’s Board of Directors, and Adam S. Grossman, the Company’s President and Chief Executive Officer. The Company also reimburses Areth for office, warehousing and building related (common area) expenses, equipment and certain other operational expenses, which were not material to the consolidated financial statements for the years ended December 31, 2021 and 2020.

During the years ended December 31, 2021 and 2020, the Company purchased certain specialized medical equipment and services related to the Company’s plasma collection centers, as well as personal protective equipment, from GenesisBPS and its affiliates (“Genesis”) in the amount of $0.2 million and $0.1 million, respectively. Genesis is owned by Dr. Grossman and Adam Grossman.

See Notes 7 and 17 for a discussion of the Company’s credit facility and related transactions with Perceptive, a holder of more than 5% of the Company’s common stock.
During the year ended December 31, 2021, in connection with the resignation of Dr. James Mond, the Company’s former Chief Scientific and Medical Officer, the Company recognized an expense and corresponding liability in the amount of $0.8 million for payments to be made under a separation and transition agreement with Dr. Mond. Such payments are to be made in scheduled installments over a period of 10 months.

In connection with the 2021 public offering of the Company’s common stock (see Note 8) on October 25, 2021: (i) Mr. Grossman purchased 100,000 shares of common stock directly and 250,000 shares of common stock indirectly through an entity he controls, (ii) Dr. Grossman purchased 100,000 shares of common stock, (iii) Dr. Young Kwon, a member of the Company’s Board of Directors, purchased 100,000 shares of common stock, and (iv) Brian Lenz, the Company’s Executive Vice President and Chief Financial Officer, purchased 30,000 shares of common stock, all at the public offering price of $1.00 per share.

In connection with the 2020 public offering of the Company’s common stock (see Note 8) on February 11, 2020: (i) Perceptive Advisors, a principal stockholder of ADMA, purchased 4,563,700 shares of common stock through one of its affiliates, (ii) Dr. Grossman purchased 22,857 shares of common stock directly and 22,857 shares indirectly through an entity he controls, (iii) Lawrence P. Guiheen, a director of the Company, purchased 20,000 shares of  common stock, (iv) Mr. Grossman purchased 28,571 shares of common stock directly and 57,143 shares indirectly through an entity he controls, (v) Mr. Lenz purchased 7,142 shares of common stock, and (vi) Dr. Mond purchased 4,285 shares of common stock, all at the public offering price of $3.50 per share.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020
10.	COMMITMENTS AND CONTINGENCIES

General Legal Matters

From time to time the Company is or may become subject to certain legal proceedings and claims arising in connection with the normal course of its business. Management does not expect that the outcome of any such claims or actions will have a material effect on the Company’s liquidity, results of operations or financial condition.

COVID-19 Pandemic

The Company continues to monitor the ongoing developments related to the COVID-19 pandemic, including the emergence of the Delta and Omicron variants and other resistant strains of the coronavirus, and its impacts to the Company’s commercial and manufacturing operations and plasma collection facilities, including collections of source plasma, procurement of raw materials and packaging materials, a portion of which are sourced internationally, and the testing of finished drug product that is required prior to its availability for commercial sale.  A substantial portion of such testing has historically been performed by contract laboratories outside the United States.

Due to a combination of previous state and local “shelter-in-place” orders, as well as government stimulus packages, persisting social distancing measures and varying roll-outs of vaccinations by state, the Company has experienced lower than normal donor collections at its FDA approved plasma collection centers. The Company was also subject to delays in shipments of source plasma from its contracted third-party suppliers, as well as delays in deliveries for personal protective equipment, reagents and other non-plasma raw materials and supplies used in the manufacture and distribution of its products. In addition, the Company is subject to supply chain delays as a result of certain of its suppliers diverting significant resources towards the rapid development and distribution of COVID-19 vaccines and, as a result, the Company has elected to carry more raw materials inventory than it has in the past. The COVID-19 pandemic has also impacted, to a certain degree, the Company’s customer engagement initiatives, whereby ADMA’s sales and medical affairs field personnel have faced difficulties communicating directly with physicians and other healthcare professionals, as well as the cancellation or postponement of a number of key scientific and medical meetings, further limiting the Company’s ability to communicate with potential customers. The Company has implemented a comprehensive suite of virtual engagement initiatives; however, clinician engagement has been reduced due to rapidly evolving COVID-19 priorities at U.S. medical centers.

The pandemic could also impact the Company’s ability to interact with the FDA or other regulatory authorities and may result in delays in the conduct of inspections or review of pending applications or submissions. Although the Company received several FDA approvals and two FDA inspections of the Boca Facility were completed during the year ended December 31, 2021, no assurances can be provided as to the timing for completion of any other regulatory submissions or applications that may be impacted by restrictions related to COVID-19.

During the years ended December 31, 2021 and 2020, revenue attributable to international customers was approximately 13% of the Company’s total revenues. As the Company seeks to grow this aspect of its business, it may also be subject to the impacts of the COVID-19 pandemic in locations outside the United States.

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

Vendor and Licensor Commitments

Pursuant to the terms of a plasma purchase agreement with BPC dated as of November 17, 2011 (the “2011 Plasma Purchase Agreement”), the Company agreed to purchase from BPC an annual minimum volume of source plasma containing antibodies to RSV to be used in the manufacture of ASCENIV. The Company must purchase a to-be-determined and agreed upon annual minimum volume from BPC, but may also collect high-titer RSV plasma from up to five wholly-owned ADMA plasma collection facilities. During 2015, the Company and BPC amended the 2011 Plasma Purchase Agreement to allow the Company the ability to collect its raw material RSV high-titer plasma from other third-party collection organizations, thus allowing the Company to expand its reach for raw material supply as it executes its commercialization plans for ASCENIV. As part of the closing of the Biotest Transaction, the parties amended the 2011 Plasma Purchase Agreement to extend the initial term through the ten-year anniversary of the closing date of the Biotest Transaction. Unless terminated earlier, the 2011 Plasma Purchase Agreement expires in June 2027, after which it may be renewed for two additional five-year periods if agreed to by the parties. On December 10, 2018, BPC assigned its rights and obligations under the 2011 Plasma Purchase Agreement to Grifols Worldwide Operations Limited (“Grifols”) as its successor-in-interest, effective January 1, 2019. On January 1, 2019, Grifols and the Company entered into an additional amendment to the 2011 Plasma Purchase Agreement for the purchase of source plasma containing antibodies to RSV from Grifols (see Note 16). Pursuant to this amendment, until January 1, 2022, the Company may purchase RSV plasma from Grifols from the two plasma collection centers that were transferred to BPC on January 1, 2019 at a price equal to cost plus five percent (5%) (without any additional increase due to inflation). Effective January 1, 2022, RSV plasma purchased from these two plasma collection centers will be subject to the pricing terms in effect for RSV plasma purchased from other plasma collection centers owned by Grifols.

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

Effective as of May 12, 2021, the Company and Grifols amended the foregoing 2017 Plasma Purchase Agreement whereby, among other things, the term of the agreement was extended through December 31, 2022, while certain historical provisions were deleted. In order to maintain a reliable supply of raw material plasma thereafter, the Company has executed additional agreements with multiple third-party suppliers of NSP to supplement the 2017 Plasma Purchase Agreement. The Company has also increased its number of planned plasma collection center buildouts such that the Company expects to have 10 FDA-approved plasma collection centers in operation by the end of 2023, while also continuing to increase its plasma collection capabilities at its ADMA BioCenters plasma collection centers business segment.

Post-marketing commitments

In connection with the approval of the BLA for BIVIGAM, on December 19, 2012 Biotest committed to perform two additional post-marketing studies, a pediatric study to evaluate the efficacy and safety of BIVIGAM in children and adolescents, and a post-authorization safety study to further assess the potential risk of hypotension and hepatic and renal impairment in BIVIGAM-treated patients with primary humoral immunodeficiency. These studies are still pending completion. ADMA has assumed the remaining obligations, and the costs of the studies will be expensed as incurred as research and development expenses. The Company currently expects to incur expenses of approximately $3.0 million to $4.0 million to complete these studies, with both studies to be completed by June of 2023.

In connection with the FDA’s approval of ASCENIV on April 1, 2019, the Company is required to perform a pediatric study to evaluate the safety and efficacy of ASCENIV in children and adolescents. The Company expects to incur expenses of approximately $2 million to complete this study, which is required to be completed by June of 2023.

Employment contracts

The Company has entered into employment agreements with Mr. Grossman and Mr. Lenz.

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

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of December 31, 2021. The Company does not anticipate recognizing any significant losses relating to these arrangements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020
11.	INCOME TAXES

A reconciliation of income taxes at the U.S. federal statutory rate to the benefit for income taxes is as follows:

	Year Ended December 31,
	2021	2020
Benefit at U.S. federal statutory rate	$(15,045,999)	$(15,907,195)
State taxes - deferred	(251,839)	(3,797,393)
Increase in valuation allowance	14,618,762	19,535,265
Research and development credits	(239,585)	(246,989)
Decrease in federal net operating loss	623,679	-
Other	294,982	416,312
Benefit for income taxes	$-	$-

A summary of the Company’s deferred tax assets is as follows:

	Year Ended December 31,
	2021	2020
Federal and state net operating loss carryforwards	$73,036,983	$59,114,928
Federal and state research credits	31,333	921,577
Interest expense limitation carryforwards	6,013,040	2,911,508
Transaction costs	977,046	1,080,041
Deferred revenue	519,819	563,956
Accrued expenses and other	1,030,064	2,397,513
Total gross deferred tax assets	81,608,285	66,989,523
Less: valuation allowance for deferred tax assets	(81,608,285)	(66,989,523)
Net deferred tax assets	$-	$-

As of December 31, 2021, the Company had federal and state (post-apportioned basis) net operating losses (“NOLs”) of $299.9 million and $185.0 million, respectively. Approximately $55.2 million and $77.8 million of the foregoing federal and state NOLs, respectively, will expire at various dates from 2027 through 2041, if not limited by triggering events prior to such time. Under the provisions of the Internal Revenue Code, changes in ownership of the Company, in certain circumstances, would limit the amount of federal NOLs that can be utilized annually in the future to offset taxable income. In particular, Section 382 of the Internal Revenue Code imposes limitations on an entity’s ability to use NOLs upon certain changes in ownership. If the Company is limited in its ability to use its NOLs in future years in which it has taxable income, then the Company will pay more taxes than if it were otherwise able to fully utilize its NOLs. The Company may experience ownership changes in the future as a result of subsequent shifts in ownership of the Company’s capital stock that the Company cannot predict or control that could result in further limitations being placed on the Company’s ability to utilize its federal NOLs. As of December 31, 2021, the Company performed an analysis of limitations imposed by Section 382 of the Internal Revenue Code and as a result has written off the deferred tax assets related to $3.0 million of federal NOLs, $1.0 million of federal research and development tax credits and $28.1 million of state NOLs which are limited by historical ownership changes. As a result, there was a $3.9 million reduction to the Company’s net deferred tax assets, which is offset by a corresponding $3.9 million reduction in the Company’s valuation allowance, resulting in no net impact to the Company’s provision for income taxes for the year ended December 31, 2021.

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. The amount of the liability for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that the Company believes is more likely than not to be realized upon ultimate settlement of the position. Components of the liability are classified as either a current or a long-term liability in the accompanying consolidated balance sheets based on when the Company expects each of the items to be settled. The Company does not have any unrecognized tax benefits as of December 31, 2021 and 2020, and does not anticipate a significant change in unrecognized tax benefits during the next 12 months.

12.	LEASE OBLIGATIONS

The Company leases certain properties and equipment for its ADMA BioCenters subsidiary and certain equipment for its ADMA BioManufacturing subsidiary, which leases provide the right to use the underlying assets and require lease payments through the respective lease terms which expire at various dates through 2033. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company determines if an arrangement is an operating lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. All other leases are recorded on the balance sheet with assets representing the right to use the underlying asset for the lease term and lease liabilities representing the obligation to make lease payments arising from the lease. Right-to-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of the lease payments is determined using the Company’s incremental borrowing rate as of the lease commencement date.  For the lease liabilities recognized during the years ended December 31, 2021 and 2020, the Company used a discount rate of 13% to determine the present value of its lease obligations. The Company’s operating lease expense is recognized on a straight-line basis over the lease term and is reflected in Plasma center operating expenses and Selling, general and administrative expenses. Aggregate lease expense for the Company’s operating leases for the years ended December 31, 2021 and 2020 was $1.4 million and $0.7 million, respectively. Aggregate cash paid on these leases for the years ended December 31, 2021 and 2020 was $1.1 million and $0.5 million, respectively.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

During the year ended December 31, 2021, the Company recognized additional right-to-use assets and corresponding lease liabilities of $3.6 million in connection with four new property leases where the Company has opened or intends to open additional plasma collection facilities. Including a finance lease the Company entered into in June 2018, the Company has aggregate lease liabilities of $8.1 million and $4.7 million as of December 31, 2021 and 2020, respectively, which are comprised primarily of the leases for the Company’s plasma collection centers.  The Company’s operating leases have a weighted average remaining term of 9.1 years. Scheduled payments under the Company’s lease obligations are as follows:

Year ended December 31, 2022	$1,596,006
2023	1,641,603
2024	1,517,229
2025	1,525,793
2026	1,260,391
Thereafter	6,345,559
Total payments	13,886,581
Less: imputed interest	(5,833,109)
Current portion	(591,084)
Balance at December 31, 2021	$7,462,388

On June 11, 2021, the Company entered into an additional property lease that the Company intends to use to store certain inventory for its ADMA BioManufacturing business segment. The Company has not taken possession of this leased property and its lease commencement date has not been determined. With the exception of a security deposit and six months’ rent totaling $0.3 million, no payments have been made under this lease. The initial term of the lease is for 90 months with monthly rental payments varying between approximately $14,000 and $24,000, including common area maintenance charges. On January 22, 2022, the Company entered into an additional property lease for its ninth plasma collection facility. The Company has not taken possession of this leased property and its lease commencement date has not been determined. With the exception of a security deposit and an initial month’s rent totaling approximately $44,000, no payments have been made under this lease. The initial term of the lease is for 126 months with monthly rental payments varying between approximately $18,000 and $25,000, including common area maintenance charges.

13.	SEGMENTS

The Company is engaged in the manufacture, marketing and development of specialty plasma-derived biologics. The Company’s ADMA BioManufacturing segment reflects the Company’s immune globulin manufacturing and development operations in Florida, acquired on June 6, 2017. The Plasma Collection Centers segment consists of ten plasma collection facilities in various stages of development as of December 31, 2021, six of which are operational and collecting plasma, and five of which hold an approved license with the FDA (and of which one facility has received approvals from the Korean Ministry of Food and Drug Safety as well as FDA approval to implement a Hepatitis B immunization program). The Corporate segment includes general and administrative overhead expenses. The Company defines its segments as those business units whose operating results are regularly reviewed by the chief operating decision maker (“CODM”) to analyze performance and allocate resources. The Company’s CODM is its President and Chief Executive Officer. Summarized financial information concerning reportable segments is shown in the following tables:

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020
Year Ended December 31, 2021
	ADMA BioManufacturing	Plasma Collection Centers	Corporate	Consolidated

Revenues	$74,935,528	$5,864,263	$142,834	$80,942,625

Cost of product revenue	74,124,999	5,644,342	-	79,769,341

Loss from operations	(29,293,309)	(12,056,364)	(17,024,068)	(58,373,741)

Interest and other expense, net	(218,053)	(5,660)	(13,050,164)	(13,273,877)

Net loss	(29,511,362)	(12,062,024)	(30,074,232)	(71,647,618)

Capital expenditures	4,876,983	8,634,275	-	13,511,258
Depreciation and amortization expense	4,217,771	1,272,397	5,334	5,495,502
Total assets	208,391,019	24,681,691	43,180,014	276,252,724

Year Ended December 31, 2020
	ADMA BioManufacturing	Plasma Collection Centers	Corporate	Consolidated

Revenues	$36,673,287	$5,403,662	$142,834	$42,219,783

Cost of product revenue	55,908,696	5,382,730	-	61,291,426

Loss from operations	(46,904,634)	(4,410,890)	(13,599,353)	(64,914,877)

Interest and other expense, net	(984,017)	(7,388)	(10,834,063)	(11,825,468)

Gain on extinguishment of debt	-	-	991,797	991,797

Net loss	(47,888,651)	(4,418,278)	(23,441,619)	(75,748,548)

Capital expenditures	7,579,437	5,147,243	-	12,726,680
Depreciation and amortization expense	3,341,506	591,593	9,193	3,942,292
Total assets	140,908,957	13,102,008	53,662,429	207,673,394

14.	OTHER EMPLOYEE BENEFITS

The Company sponsors a 401(k) savings plan. Under the plan, employees may make contributions which are eligible for a Company discretionary percentage contribution as defined in the plan and determined by the Board of Directors. The Company recognized $1.1 million and $0.9 million of related compensation expense for the years ended December 31, 2021 and 2020, respectively.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

15.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information for the years ended December 31, 2021 and 2020 is as follows:

	2021	2020
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$11,159,461	$10,267,632
Noncash Financing and Investing Activities:
Equipment acquired reflected in accounts payable and accrued liabilities	$1,352,627	$973,958
Right-to-use assets in exchange for lease obligations	$3,554,473	$3,329,374
Warrants issued in connection with notes payable	$-	$3,740,980

16.	CONCENTRATIONS

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. At December 31, 2021, three customers accounted for approximately 94% of the Company’s consolidated accounts receivable. At December 31, 2020, three customers accounted for approximately 92% of the Company’s consolidated accounts receivable.

For the year ended December 31, 2021, four customers accounted for approximately 81% of the Company’s consolidated revenues. For the year ended December 31, 2020, three customers represented an aggregate of 82% of the Company’s consolidated revenues.

The Company purchases substantially all of its raw material plasma from Grifols. For the year ended December 31, 2021, plasma purchases from Grifols were approximately $42.0 million, or 69% of the Company’s total inventory purchases. For the year ended December 31, 2020, plasma purchases from Grifols were approximately $25.0 million, or 68% of the Company’s total inventory purchases.

Net revenues according to geographic area, based on the location of where the product is shipped, is as follows:

	Year Ended December 31,
	2021	2020
United States	$70,625,848	$36,552,244
International	10,316,777	5,667,539
Total revenues	$80,942,625	$42,219,783

17.	SUBSEQUENT EVENTS

Refinancing of Senior Credit Facility

On March 23, 2022, (the “Hayfin Closing Date”) the Company and all of its subsidiaries entered into a Credit and Guaranty Agreement (the “Hayfin Credit Agreement”) with Hayfin Services LLP (“Hayfin”). The Hayfin Credit Agreement provides for a senior secured term loan facility in a principal amount of up to $175.0 million (the “Hayfin Credit Facility”), composed of (i) a term loan made on the Hayfin Closing Date in the principal amount of $150.0 million(the “Hayfin Closing Date Loan”), and (ii) a delayed draw term loan in the principal amount of $25.0 million (the “Hayfin Delayed Draw Loan” and, together with the Hayfin Closing Date Loan, the “Hayfin Loans”). The obligation of the lenders to make the Hayfin Delayed Draw Loan expires on March 22, 2023 and is subject to the satisfaction of certain conditions, including, but not limited to, the Company’s meeting certain 12-month revenue targets as set forth in the Hayfin Credit Agreement. The Hayfin Credit Facility has a maturity date of March 23, 2027 (the “Hayfin Maturity Date”), subject to acceleration pursuant to the Hayfin Credit Agreement, including upon an Event of Default (as defined in the Hayfin Credit Agreement).

On the Hayfin Closing Date, the Company used $100.0 million of the Hayfin Closing Date Loan to terminate and pay in full all of the outstanding obligations under the Perceptive Credit Facility (see Note 7). The Company also used $2.0 million of the Hayfin Closing Date Loan proceeds to pay a redemption premium to Perceptive and used approximately $0.3 million of the Hayfin Closing Date Loan proceeds to pay certain fees and expenses incurred in connection with this transaction. In addition, a $1.8 million upfront fee payable to Hayfin was paid “in kind” and was added to the outstanding principal balance in accordance with the terms of the Hayfin Credit Agreement. In connection with the repayment of the Perceptive Loans, the Company will record a loss on extinguishment of debt in the approximate amount of $6.7 million, consisting of the write-off of unamortized discount related to the Perceptive Loans and the redemption premium paid to Perceptive.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

Borrowings under the Hayfin Credit Agreement will bear interest, at the Company’s election, at either (a) a base rate (equal to the highest of (i) the rate of interest per annum last quoted by the Wall Street Journal as the “Prime Rate” in the United States, (ii) the federal funds rate in effect on such day plus 0.50% and (iii) adjusted Term Secured Overnight Financing Rate (“SOFR”) for a one-month tenor in effect on such day plus 1.00%) plus an applicable margin of 8.5%, or (b) adjusted Term SOFR for either a one-month or three-month tenor, as elected by the Company, and subject to a floor of 1.25%, plus an applicable margin of 9.5% (the “Applicable Margin”); provided, however, that upon, and during the continuance of, an Event of Default, the Applicable Margin shall increase by an additional 3% per annum. On the last day of each calendar month or quarter during the term of the Hayfin Credit Facility, the Company will pay accrued interest to Hayfin. The rate of interest in effect as of the Hayfin Closing Date was 10.75%. The Company will also pay “in kind” a portion of the interest on the Hayfin Loans for each monthly or quarterly interest period in an amount equal to 2.5% per annum, which will be added to the principal amount of the outstanding debt under the Hayfin Credit Facility.

On the Hayfin Maturity Date, the Company will pay Hayfin the entire outstanding principal amount underlying the Hayfin Loans and any accrued and unpaid interest thereon, as well as an exit fee of 1.0% of the outstanding principal amount being paid. Prior to the Hayfin Maturity Date, there will be no scheduled principal payments on the Hayfin Loans. The Company may prepay outstanding principal on the Hayfin Loans at any time and from time to time upon five business days’ prior written notice, subject to the payment to Hayfin of, (A) any accrued but unpaid interest on the prepaid principal amount plus (B) an early prepayment fee in the amount equal to (i) 7.0% of the prepaid principal amount, if prepaid on or prior to the first anniversary of the Hayfin Closing Date, (ii) 3.0% of the prepaid principal amount, if prepaid after the first anniversary of the Hayfin Closing Date and on or prior to the second anniversary of the Hayfin Closing Date, or (iii) 1.0% of the prepaid principal amount, if prepaid after the second anniversary of the Hayfin Closing Date and on or prior to the third anniversary of the Hayfin Closing Date. In addition, for any prepayments of principal or payment of principal on the Hayfin Maturity Date, the Company is required to pay an exit fee of 1.0% of the amount of principal being paid.

All of the Company’s obligations under the Hayfin Credit Agreement are secured by a first-priority lien and security interest in substantially all of the Company’s tangible and intangible assets, including intellectual property and all of the equity interests in the Company’s subsidiaries. The Hayfin Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The negative covenants restrict or limit the ability of the Company and its subsidiaries to, among other things and subject to certain exceptions contained in the Hayfin Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to the Company’s or its subsidiaries’ business activities; make certain Investments or Restricted Payments (each as defined in the Hayfin Credit Agreement); change its fiscal year; pay dividends; repay other certain indebtedness; engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that have the impact of restricting the Company’s ability to make loan repayments under the Hayfin Credit Agreement. In addition, the Company is required (i) at all times prior to the Maturity Date to maintain a minimum cash balance of $6.0 million; and (ii) as of the last day of each fiscal quarter commencing with the fiscal quarter ending June 30, 2022, report IVIG product and related revenues for the trailing 12-month period that exceed the amounts set forth in the Hayfin Credit Agreement, which range from $75.0 million for the fiscal quarter ending June 30, 2022 to $250.0 million for the fiscal quarter ending December 31, 2026.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

As consideration for the Hayfin Credit Agreement, the Company issued to various entities affiliated with Hayfin, on the Hayfin Closing Date, warrants to purchase 9,103,047 shares of the Company’s common stock (the “Hayfin Warrants”). The Hayfin Warrants have an exercise price equal to $1.6478 per share, which is equal to the trailing 30-day Volume Weighted-average Price of the Company’s common stock on the business day immediately prior to the Hayfin Closing Date (the “Closing Date Exercise Price”). The Hayfin Warrants were valued by the Company at approximately $9.6 million as of the Hayfin Closing Date and have an expiration date of March 23, 2029.

As a result of the fees paid to Hayfin and the value of the Hayfin Warrants, the Company recognized an aggregate discount on the Hayfin Loans in the amount of $13.2 million. The Company records debt discount as a reduction to the face amount of the debt, and the debt discount is amortized as interest expense over the life of the debt using the interest method. Based on the fair value of the Hayfin Warrants and the aggregate amount of fees and expenses associated with obtaining the Hayfin Credit Facility, the effective interest rate on the Hayfin Loans as of March 23, 2022 was approximately 12.9%.