Form 10-Q
period 2022-03-31
ADMA BIOLOGICS, INC.
filed 2022-05-11
CIK 1368514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

As of May 6, 2022, there were 196,351,925 shares of the issuer’s common stock outstanding.

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

Index
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

•
effects of the coronavirus COVID-19 pandemic on our business, financial condition, liquidity and results of operations, and our ability to continue operations in the same manner as previously conducted prior to the macroeconomic effects of the COVID-19 pandemic; and

•	future domestic and global economic conditions including, but not limited to, supply chain constraints, inflationary pressures or performance.

These statements may be found under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Quarterly Report on Form 10-Q. Forward-looking statements  may be identified by the use of terms such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” or “should” or the negative thereof or other variations thereof or comparable terminology. Our actual results could differ materially from those contained in the forward-looking statements due to the factors described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. Any forward-looking statement included or incorporated by reference in this Quarterly Report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions related to our operations, industry and future growth. These forward-looking statements speak only as of the dates such statements are made and we undertake no obligation to publicly update any forward-looking statements or to publicly announce revisions to any of the forward-looking statements, unless otherwise required by the federal securities laws.

iii

Index
PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$69,504,946	$51,089,118
Accounts receivable, net	25,629,625	28,576,857
Inventories	139,146,311	124,724,091
Prepaid expenses and other current assets	5,519,301	4,339,245
Total current assets	239,800,183	208,729,311
Property and equipment, net	53,220,480	50,935,074
Intangible assets, net	1,549,930	1,728,768
Goodwill	3,529,509	3,529,509
Right to use assets	7,106,642	7,262,658
Deposits and other assets	2,825,748	4,067,404
TOTAL ASSETS	$308,032,492	$276,252,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,115,135	$12,429,409
Accrued expenses and other current liabilities	16,654,540	17,214,988
Current portion of deferred revenue	142,834	142,834
Current portion of lease obligations	654,003	591,084
Total current liabilities	31,566,512	30,378,315
Senior notes payable, net of discount	138,423,052	94,866,239
Deferred revenue, net of current portion	1,940,156	1,975,865
End of term fee	1,500,000	-
Lease obligations, net of current portion	7,284,079	7,462,388
Other non-current liabilities	385,628	397,351
TOTAL LIABILITIES	181,099,427	135,080,158

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock - voting, $0.0001 par value, 300,000,000 shares authorized, 196,347,529 and 195,813,817 shares issued and outstanding	19,635	19,581
Additional paid-in capital	564,034,008	553,265,706
Accumulated deficit	(437,120,578)	(412,112,721)
TOTAL STOCKHOLDERS’ EQUITY	126,933,065	141,172,566
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$308,032,492	$276,252,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2022	2021

REVENUES:
Product revenue	$29,067,385	$16,012,910
License revenue	35,708	35,708
Total revenues	29,103,093	16,048,618
Cost of product revenue	25,441,046	17,770,122
Gross profit (loss)	3,662,047	(1,721,504)

OPERATING EXPENSES:
Research and development	624,111	987,649
Plasma center operating expenses	3,974,589	2,242,343
Amortization of intangible assets	178,838	178,838
Selling, general and administrative	13,699,575	10,033,915
Total operating expenses	18,477,113	13,442,745

LOSS FROM OPERATIONS	(14,815,066)	(15,164,249)

OTHER INCOME (EXPENSE):
Interest income	33,068	22,059
Interest expense	(3,389,038)	(3,195,750)
Loss on extinguishment of debt	(6,669,941)	-
Other expense	(166,880)	(42,001)
Other expense, net	(10,192,791)	(3,215,692)

NET LOSS	$(25,007,857)	$(18,379,941)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.13)	$(0.16)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	195,871,932	115,661,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(Unaudited)

For the Three Months Ended March 31, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	195,813,817	$19,581	$553,265,706	$(412,112,721)	$141,172,566
Stock-based compensation	-	-	1,641,388	-	1,641,388
Warrants issued in connection with notes payable	-	-	9,569,604	-	9,569,604
Vesting of Restricted Stock Units, net of shares withheld for taxes and retired	533,712	54	(442,690)	-	(442,636)
Net loss	-	-	-	(25,007,857)	(25,007,857)
Balance at March 31, 2022	196,347,529	$19,635	$564,034,008	$(437,120,578)	$126,933,065

For the Three Months Ended March 31, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	104,902,888	$10,490	$428,704,039	$(340,465,103)	$88,249,426
Stock-based compensation	-	-	781,397	-	781,397
Issuance of common stock, net of offering expenses	18,080,708	1,808	41,910,707	-	41,912,515
Vesting of Restricted Stock Units, net of shares withheld for taxes and retired	61,385	6	(59,317)	-	(59,311)
Net loss	-	-	-	(18,379,941)	(18,379,941)
Balance at March 31, 2021	123,044,981	$12,304	$471,336,826	$(358,845,044)	$112,504,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,007,857)	$(18,379,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,590,217	1,229,628
Loss on disposal of fixed assets	2,000	781
Stock-based compensation	1,641,388	781,397
Amortization of debt discount	584,842	443,794
Loss on extinguishment of debt	6,669,941	-
Amortization of license revenue	(35,708)	(35,708)
Changes in operating assets and liabilities:
Accounts receivable	2,947,233	(2,124,740)
Inventories	(14,422,219)	(12,610,601)
Prepaid expenses and other current assets	(1,180,056)	(2,756,142)
Deposits and other assets	1,397,672	19,718
Accounts payable	1,685,724	1,079,144
Accrued expenses	(1,775,526)	(843,043)
Other current and non-current liabilities	(111,064)	(33,413)
Net cash used in operating activities	(26,013,413)	(33,229,126)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,842,085)	(2,571,161)
Net cash used in investing activities	(2,842,085)	(2,571,161)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(100,000,000)	-
Proceeds from issuance of common stock, net of offering expenses	-	41,912,515
Payment of debt refinancing fees	(2,000,000)	-
Proceeds from issuance of note payable	151,750,000	-
Taxes paid on vested Restricted Stock Units	(91,367)	(59,311)
Payments on finance lease obligations	(8,941)	(8,360)
Payment of deferred financing fees	(2,378,366)	-
Net cash provided by financing activities	47,271,326	41,844,844

Net increase in cash and cash equivalents	18,415,828	6,044,557
Cash and cash equivalents - beginning of year	51,089,118	55,921,152
Cash and cash equivalents - end of period	$69,504,946	$61,965,709

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

ADMA operates through its wholly-owned subsidiaries ADMA BioManufacturing, LLC (“ADMA BioManufacturing”) and ADMA BioCenters Georgia Inc. (“ADMA BioCenters”). ADMA BioManufacturing was formed in January 2017 to facilitate the acquisition of the Biotest Therapy Business Unit (“BTBU”) from BPC Plasma, Inc. (formerly Biotest Pharmaceuticals Corporation) (“BPC” and, together with Biotest AG, “Biotest”) on June 6, 2017. The acquisition included certain assets of BTBU, including the U.S. Food and Drug Administration (“FDA”)-licensed BIVIGAM and Nabi-HB immunoglobulin products, and an FDA-licensed plasma fractionation manufacturing facility located in Boca Raton, FL (the “Boca Facility”) (the “Biotest Transaction”). BTBU had previously been the Company’s third-party contract manufacturer. ADMA BioCenters is the Company’s source plasma collection business with ten plasma collection facilities in various stages of approval and development located throughout the U.S., five of which hold an approved license with the FDA.

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

As of March 31, 2022, the Company had working capital of $208.2 million, including $69.5 million of cash and cash equivalents. Based upon the Company’s current projected revenue and expenditures, including capital expenditures and continued implementation of the Company’s commercialization and expansion activities, the Company’s management currently believes that its cash, cash equivalents, projected revenue and accounts receivable, together with the remaining available funds under the distribution agreement entered into in September of 2021 (see Note 8) and the net proceeds received and expected to be received from the refinancing of the Company’s senior debt on March 23, 2022 (see Note 7), will be sufficient to fund ADMA’s operations, as currently conducted, into the first quarter of 2024, at which time the Company believes it will begin to generate positive cash flow from operations. These estimates may change based upon several factors, including the success of the Company’s commercial efforts with respect to the sale of its products, whether or not the assumptions underlying the Company’s projected revenues and expenses are correct and the acceptability of ADMA’s immune globulin products by physicians, patients or payers. There can be no assurance that the Company’s approved products will be commercially viable, or that plant capacity expansion, plasma center buildouts or other capital improvements will be successfully completed or that any product developed in the future will be approved. The Company is subject to risks common to companies in the biotechnology and pharmaceutical manufacturing industries including, but not limited to, dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, inflationary pressures, supply chain constraints, protection of proprietary technology, and compliance with FDA and other governmental regulations and approval requirements. The Company is also continuing to evaluate a variety of strategic alternatives through its ongoing engagement with Morgan Stanley as a financial advisor.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 24, 2022. The accompanying consolidated balance sheet as of December 31, 2021 was derived from the audited financial statements as of and for the year ended December 31, 2021. These condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X, and therefore omit or condense certain footnotes and other information normally included in complete consolidated financial statements prepared in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2022 and its results of operations, changes in stockholders’ equity and cash flows for the three months ended March 31, 2022 and 2021.

During the three months ended March 31, 2022 and 2021, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying condensed consolidated statements of operations. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include rebates and chargebacks deducted from gross revenues, the realizable value of accounts receivable, valuation of inventory, assumptions used in projecting future liquidity and capital requirements, assumptions used in the fair value of awards granted under the Company’s equity incentive plans and warrants issued in connection with the issuance of notes payable and the valuation allowance for the Company’s deferred tax assets.

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

Accounts Receivable
Accounts receivable is reported at realizable value, net of allowances for contractual credits and doubtful accounts in the amount of $0.1 million and $0.2 million at March 31, 2022 and December 31, 2021, respectively, which are recognized in the period the related revenue is recorded. The Company extends credit to its customers based upon an evaluation of each customer’s financial condition and credit history. Evaluations of the financial condition and associated credit risk of customers are performed on an ongoing basis. Based on these evaluations, the Company has concluded that its credit risk is minimal. At March 31, 2022, four customers accounted for an aggregate of 92% of the Company’s total accounts receivable, and at December 31, 2021, three customers accounted for approximately 94% of the Company’s total accounts receivable.

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired by the Company.  Goodwill at March 31, 2022 and December 31, 2021 was $3.5 million. All of the Company’s goodwill is attributable to its ADMA BioManufacturing business segment and is related to the Biotest Transaction.

Goodwill is not amortized but is assessed for impairment on an annual basis or more frequently if impairment indicators exist. The Company has the option to perform a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill and other intangible assets. If the Company concludes that this is the case, then it must perform a goodwill impairment test by comparing the fair value of the reporting unit to its carrying value. An impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The Company performs its annual goodwill impairment test as of October 1 of each year. The Company’s annual goodwill impairment test as of October 1, 2021 did not result in a goodwill impairment charge, and the Company did not record any impairment charges related to goodwill for the three months ended March 31, 2022 and 2021.

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets, which include property and equipment and finite-lived intangible assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s carrying value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the three months ended March 31, 2022 and 2021, the Company determined that there was no impairment of its long-lived assets.

Revenue Recognition

Revenues for the three months ended March 31, 2022 and 2021 are comprised of (i) revenues from the sale of the Company’s immunoglobulin products, BIVIGAM, ASCENIV and Nabi-HB, (ii) product revenues from the sale of human plasma collected through the Company’s Plasma Collection Centers business segment, (iii) contract manufacturing and laboratory services revenue, (iv) revenues from the sale of intermediate by-products; and (v) license and other revenues primarily attributable to the out-licensing of ASCENIV to Biotest in 2012 to market and sell this product in Europe and selected countries in North Africa and the Middle East. Biotest has provided the Company with certain services and financial payments in accordance with the related Biotest license agreement and is obligated to pay the Company certain amounts in the future if certain milestones are achieved. Deferred revenue is amortized into income over the term of the Biotest license, representing a period of approximately 22 years.

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

For the three months ended March 31, 2022, three customers represented an aggregate of 83% of the Company’s consolidated revenues. For the three months ended March 31, 2021, five customers represented an aggregate of 86% of the Company’s consolidated revenues.

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

Loss Per Common Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share is calculated by dividing net loss attributable to common stockholders, as adjusted for the effect of dilutive securities, if any, by the weighted average number of shares of common stock and dilutive common stock outstanding during the period. Potentially dilutive common stock includes the shares of common stock issuable upon the exercise of outstanding stock options and warrants, using the treasury stock method. Potentially dilutive common stock is excluded from the diluted loss per common share computation to the extent that it would be anti-dilutive. As a result, no potentially dilutive securities are included in the computation of any of the accompanying diluted loss per share amounts in the accompanying condensed consolidated financial statements as the Company reported a net loss for all periods presented. For the three months ended March 31, 2022 and 2021, the following securities were excluded from the calculation of diluted loss per common share because of their anti-dilutive effects:

	For the Three Months Ended March 31,
	2022	2021
Stock options	8,686,068	8,103,165
Restricted stock units	4,729,758	730,994
Warrants	13,631,207	4,528,160
	27,047,033	13,362,319

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

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2022 and December 31, 2021, and during the three months ended March 31, 2022 and 2021, the Company recognized no adjustments for uncertain tax positions.

3.	INVENTORIES

The following table provides the components of inventories:

	March 31, 2022	December 31, 2021

Raw materials	$46,034,969	$36,755,720
Work-in-process	45,139,511	58,968,535
Finished goods	47,971,831	28,999,836
Total inventories	$139,146,311	$124,724,091

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

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4.	INTANGIBLE ASSETS

Intangible assets at March 31, 2022 and December 31, 2021 consist of the following:

	March 31, 2022			December 31, 2021
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Trademark and other intangible rights related to Nabi-HB	$4,100,046	$2,830,985	$1,269,061	$4,100,046	$2,684,554	$1,415,492
Rights to intermediates	907,421	626,552	280,869	907,421	594,145	313,276
	$5,007,467	$3,457,537	$1,549,930	$5,007,467	$3,278,699	$1,728,768

All of the Company’s intangible assets were acquired in the Biotest Transaction. Amortization expense related to these intangible assets was $0.2 million for the three months ended March 31, 2022 and 2021. Estimated aggregate future aggregate amortization expense is expected to be as follows:

Remainder of 2022	$536,514
2023	715,352
2024	298,064

5.	PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation are summarized as follows:

	March 31, 2022	December 31, 2021
Manufacturing and laboratory equipment	$17,100,261	$16,702,991
Office equipment and computer software	4,323,549	4,082,462
Furniture and fixtures	3,693,317	3,389,140
Construction in process	6,384,242	5,496,222
Leasehold improvements	12,966,337	11,129,639
Land	4,339,441	4,339,441
Buildings and building improvements	19,093,765	19,067,032
	67,900,912	64,206,927
Less: Accumulated depreciation	(14,680,432)	(13,271,853)
Total property, plant and equipment, net	$53,220,480	$50,935,074

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

The Company recorded depreciation expense on property and equipment for the three months ended March 31, 2022 and 2021 of $1.4 million and $1.1 million, respectively.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021
Accrued rebates	$6,324,746	$5,040,200
Accrued distribution fees	2,794,447	4,739,651
Accrued incentives	1,565,993	4,066,109
Accrued testing	674,191	1,189,970
Accrued payroll	2,206,409	1,167,072
Other	3,088,754	1,011,986
Total accrued expenses and other current liabilities	$16,654,540	$17,214,988

7.	DEBT

A summary of outstanding senior notes payable is as follows:

	March 31, 2022	December 31, 2021
Notes payable	$151,750,000	$100,000,000
Less:
Debt discount	(13,326,948)	(5,133,761)
Senior notes payable	$138,423,052	$94,866,239

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

On the Hayfin Closing Date, the Company used $100.0 million of the Hayfin Closing Date Loan to terminate and pay in full all of the outstanding obligations under the Company’s previously existing credit facility (the “Perceptive Credit Facility”) with Perceptive Credit Holdings II, LP (“Perceptive”). The Company also used $2.0 million of the Hayfin Closing Date Loan proceeds to pay a redemption premium to Perceptive and used approximately $0.6 million of the Hayfin Closing Date Loan proceeds to pay certain fees and expenses incurred in connection with this transaction. In addition, a $1.8 million upfront fee payable to Hayfin was paid “in kind” and was added to the outstanding principal balance in accordance with the terms of the Hayfin Credit Agreement. In connection with the retirement of the Perceptive Credit Facility and all of the obligations thereunder, the Company recorded a loss on extinguishment of debt in the amount of $6.7 million, consisting of the write-off of unamortized discount related to the Perceptive indebtedness and the redemption premium paid to Perceptive.

Borrowings under the Hayfin Credit Agreement will bear interest, at the Company’s election, at either (a) a base rate (equal to the highest of (i) the rate of interest per annum last quoted by The Wall Street Journal as the “Prime Rate” in the United States, (ii) the federal funds rate in effect on such day plus 0.50% and (iii) adjusted Term Secured Overnight Financing Rate (“SOFR”) for a one-month tenor in effect on such day plus 1.00%), plus an applicable margin of 8.5%, or (b) adjusted Term SOFR for either a one-month or three-month tenor, as elected by the Company, and subject to a floor of 1.25%, plus an applicable margin of 9.5% (the “Applicable Margin”); provided, however, that upon, and during the continuance of, an Event of Default, the Applicable Margin shall increase by an additional 3% per annum. On the last day of each calendar month or quarter during the term of the Hayfin Credit Facility, the Company will pay accrued interest to Hayfin. The rate of interest in effect as of the Hayfin Closing Date and at March 31, 2022 was 10.75%. The Company will also pay “in kind” a portion of the interest on the Hayfin Loans for each monthly or quarterly interest period in an amount equal to 2.5% per annum, which will be added to the principal amount of the outstanding debt under the Hayfin Credit Facility.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
On the Hayfin Maturity Date, the Company will pay Hayfin the entire outstanding principal amount underlying the Hayfin Loans and any accrued and unpaid interest thereon, as well as an exit fee of 1.0% of the outstanding principal amount being paid. This exit fee is recorded separately as a non-current liability on the accompanying consolidated balance sheet as of March 31, 2022. Prior to the Hayfin Maturity Date, there are no scheduled principal payments on the Hayfin Loans. The Company may prepay outstanding principal on the Hayfin Loans at any time and from time to time upon five business days’ prior written notice, subject to the payment to Hayfin of, (A) any accrued but unpaid interest on the prepaid principal amount plus (B) an early prepayment fee in the amount equal to (i) 7.0% of the prepaid principal amount, if prepaid on or prior to the first anniversary of the Hayfin Closing Date, (ii) 3.0% of the prepaid principal amount, if prepaid after the first anniversary of the Hayfin Closing Date and on or prior to the second anniversary of the Hayfin Closing Date, or (iii) 1.0% of the prepaid principal amount, if prepaid after the second anniversary of the Hayfin Closing Date and on or prior to the third anniversary of the Hayfin Closing Date. In addition, for any prepayments of principal or payment of principal on the Hayfin Maturity Date, the Company is required to pay an exit fee of 1.0% of the amount of principal being paid. This exit fee is classified as a separate non-current liability in the accompanying condensed consolidated balance sheet as of March 31, 2022.

All of the Company’s obligations under the Hayfin Credit Agreement are secured by a first-priority lien and security interest in substantially all of the Company’s tangible and intangible assets, including intellectual property and all of the equity interests in the Company’s subsidiaries. The Hayfin Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The negative covenants restrict or limit the ability of the Company and its subsidiaries to, among other things and subject to certain exceptions contained in the Hayfin Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to the Company’s or its subsidiaries’ business activities; make certain Investments or Restricted Payments (each as defined in the Hayfin Credit Agreement); change its fiscal year; pay dividends; repay other certain indebtedness; engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that have the impact of restricting the Company’s ability to make loan repayments under the Hayfin Credit Agreement. In addition, the Company is required (i) at all times prior to the Maturity Date to maintain a minimum cash balance of $6.0 million; and (ii) as of the last day of each fiscal quarter commencing with the fiscal quarter ending June 30, 2022, report IVIG product and related revenues for the trailing 12-month period that exceed the amounts set forth in the Hayfin Credit Agreement, which range from $75.0 million for the fiscal quarter ending June 30, 2022 to $250.0 million for the fiscal quarter ending December 31, 2026. As of March 31, 2022, the Company was in compliance with all of the covenants contained in the Hayfin Credit Agreement.

As consideration for the Hayfin Credit Agreement, the Company issued to various entities affiliated with Hayfin, on the Hayfin Closing Date, warrants to purchase an aggregate of 9,103,047 shares of the Company’s common stock (the “Hayfin Warrants”). The Hayfin Warrants have an exercise price equal to $1.6478 per share, which is equal to the trailing 30-day Volume Weighted-average Price of the Company’s common stock on the business day immediately prior to the Hayfin Closing Date. The Hayfin Warrants were valued by the Company at approximately $9.6 million as of the Hayfin Closing Date and have an expiration date of March 23, 2029.

As a result of the upfront fee and exit fee paid or payable to Hayfin, the expenses incurred by the Company  in connection with this transaction and the value of the Hayfin Warrants, the Company recognized an aggregate discount on the Hayfin Loans in the amount of $13.4 million. The Company records debt discount as a reduction to the face amount of the debt, and the debt discount is amortized as interest expense over the life of the debt using the interest method. Based on the fair value of the Hayfin Warrants and the aggregate amount of fees and expenses associated with obtaining the Hayfin Credit Facility, the effective interest rate on the Hayfin Loans as of the Hayfin Closing Date and as of March 31, 2022 was approximately 13.0%.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is currently authorized to issue up to 10 million shares of preferred stock, $0.0001, par value per share. There were no shares of preferred stock outstanding at March 31, 2022 and December 31, 2021.

Common Stock

As of March 31, 2022 and December 31, 2021, the Company was authorized to issue 300,000,000 shares of its common stock, $0.0001 par value per share, and 196,347,529 and 195,813,817 shares of common stock were outstanding as of March 31, 2022 and December 31, 2021, respectively. After giving effect to the 32,811,653 shares reserved for outstanding warrants and awards issued or reserved for future issuance under the Company’s equity incentive plans, as of March 31, 2022 there were 70,840,818 shares of common stock available for issuance.

On September 3, 2021, the Company entered into a distribution agreement with Raymond James & Associates, Inc., as agent (“Agent”), pursuant to which the Company may offer and sell, from time to time, at its option, through or to the Agent, up to an aggregate of $50 million of shares of the Company’s common stock (the “Distribution Agreement”). The Company intends to use any net proceeds from the sale of common stock under the Distribution Agreement for general corporate purposes, including procurement of source plasma and other raw materials, supply chain initiatives and production expenditures, funding expansion of plasma collection centers, working capital, capital expenditures, expansion and resources for commercialization activities, and other potential research and development and business opportunities. The Company currently has approximately $42.8 million of shares available to sell under the Distribution Agreement.

On August 5, 2020, the Company entered into an open market sale agreement (as amended from time to time, the “Sale Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which the Company could offer and sell, from time to time, at its option, through or to Jefferies, up to an aggregate of $50 million of shares of the Company’s common stock. On November 5, 2020 and February 3, 2021, the Company and Jefferies amended the Sale Agreement to provide for increases in the aggregate offering amount under the Sale Agreement such that the Company could sell shares having an aggregate offering price of up to $105.4 million under the Sale Agreement, as amended. During the three months ended March 31, 2021, the Company issued and sold 18,080,708 shares of common stock under the Sale Agreement and received net proceeds of $41.9 million.

Warrants

In connection with the Hayfin Credit Agreement that the Company entered into on March 23, 2022 (see Note 7), the Company issued the Hayfin Warrants to purchase 9,103,047 shares of the Company’s common stock. The Hayfin Warrants were valued at $9.6 million using the Black-Scholes option-pricing model assuming an expected term of seven years, a volatility of 68.1%, a dividend yield of 0% and a risk-free rate of interest of 2.36%. At March 31, 2022, the Company had outstanding warrants to purchase an aggregate of 13,631,207 shares of common stock, with a weighted-average exercise price of $2.04 per share. At December 31, 2021, the Company had outstanding warrants to purchase an aggregate of 4,528,160 shares of common stock, with a weighted average exercise price of $2.82 per share and expiration dates ranging between June 2022 and December 2030.

Equity Incentive Plans

The fair value of stock options granted under the Company’s 2007 Employee Stock Option Plan (the “2007 Plan”) and the ADMA Biologics, Inc. 2014 Omnibus Incentive Compensation Plan, as amended and restated (the “2014 Plan”), was determined on the date of grant using the Black-Scholes option valuation model. The Black-Scholes model was developed for use in estimating the fair value of publicly traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of certain subjective assumptions including the expected stock price volatility. The stock options granted to employees and directors have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. The following assumptions were used to determine the fair value of options granted during the three months ended March 31, 2022 and 2021:

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	Three Months Ended March 31,
	2022	2021
Expected term	5.5 - 6.3 years	5.5 - 6.3 years
Volatility	68%	69%
Dividend yield	0.0	0.0
Risk-free interest rate	1.72-1.73%	0.80-1.04%

During the three months ended March 31, 2022 and 2021, the Company granted options to purchase an aggregate of 1,194,032 and 1,441,050 shares of common stock, respectively, to its directors and employees.  The weighted average remaining contractual life of stock options outstanding and expected to vest at March 31, 2022 is 6.6 years. The weighted average remaining contractual life of stock options exercisable at March 31, 2022 is 5.3 years.

A summary of the Company’s option activity under the 2007 Plan and 2014 Plan and related information is as follows:

	Shares	Weighted Average Exercise Price
Options outstanding, vested and expected to vest at December 31, 2021	7,862,722	$3.93
Forfeited	(9,186)	$2.13
Expired	(361,500)	$6.48
Granted	1,194,032	$1.67
Options outstanding, vested and expected to vest at March 31, 2022	8,686,068	$3.51

Options exercisable	5,646,819	$4.25

As of March 31, 2022, the Company had $3.8 million of unrecognized compensation expense related to options granted under the Company’s equity incentive plans, which is expected to be recognized over a weighted-average period of 2.6 years.

During the three months ended March 31, 2022 and 2021, the Company granted Restricted Stock Units (“RSUs”) representing an aggregate of 1,059,266 and 492,744 shares, respectively, to certain management employees of the Company and to members of its Board of Directors. These RSUs generally vest annually over a period of four years for employees and semi-annually over a period of one year for directors. During the three months ended March 31, 2022, there were 799,641 shares of common stock which vested in connection with grants of RSUs, including 254,745 milestone-based RSUs that vested in connection with the refinancing of the Company’s senior credit facility (see Note 7) and 382,117 milestone-based RSUs that vested in connection with the Company achieving a targeted gross margin for its BIVIGAM product during the three months ended March 31, 2022. With respect to the vested RSUs, 265,929 shares valued at approximately $0.4 million were withheld by the Company to cover employees’ tax liabilities. These shares have been retired by the Company and were no longer outstanding as of March 31, 2022. A summary of the Company’s unvested RSU activity and related information is as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2021	4,485,133	$1.34
Granted	1,059,266	$1.67
Vested	(799,641)	$1.41
Forfeited	(15,000)	$1.22
Balance at March 31, 2022	4,729,758	$1.41

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2022, the Company had $5.7 million of unrecognized compensation expense related to unvested RSUs granted under the Company’s equity incentive plans, which is expected to be recognized over a weighted-average period of 2.7 years.

Total stock-based compensation expense for all awards granted under the Company’s equity incentive plans for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31,
	2022	2021
Research and development	$4,671	$105,227
Plasma center operating expenses	21,052	10,818
Selling, general and administrative	1,517,602	588,491
Cost of product revenue	98,063	76,861
Total stock-based compensation expense	$1,641,388	$781,397

9.	RELATED PARTY TRANSACTIONS

The Company leases an office building and equipment from Areth, LLC (“Areth”) pursuant to an agreement for services effective as of January 1, 2016, as amended from time to time. Rent expense for the three months ended March 31, 2022 and 2021 amounted to $30,000. Areth is a company controlled by Dr. Jerrold B. Grossman, the Vice Chairman of the Company’s Board of Directors, and Adam S. Grossman, the Company’s President and Chief Executive Officer. The Company also reimburses Areth for office and building-related (common area) expenses, equipment and certain other operational expenses, which were not material to the condensed consolidated financial statements for the three months ended March 31, 2022 and 2021.

During the three months ended March 31, 2022 and 2021, the Company purchased certain specialized medical equipment and services related to the Company’s plasma collection centers, as well as personal protective equipment, from GenesisBPS and its affiliates (“Genesis”), which were not material to the consolidated financial statements. Genesis is owned by Dr. Grossman and Adam Grossman.

See Note 7 for a discussion of the Company’s former credit facility and related transactions with Perceptive, a holder of more than 5% of the Company’s common stock as of March 31, 2022.

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

During the three months ended March 31, 2022 and 2021, revenue attributable to international customers was approximately 6% and 15%, respectively, of the Company’s total revenues. As the Company seeks to grow this aspect of its business, it may also be subject to the impacts of the COVID-19 pandemic in locations outside the United States.

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

Vendor Commitments
Pursuant to the terms of a plasma purchase agreement with BPC dated as of November 17, 2011 (the “2011 Plasma Purchase Agreement”), the Company agreed to purchase from BPC an annual minimum volume of source plasma containing antibodies to RSV to be used in the manufacture of ASCENIV. The Company must purchase a to-be-determined and agreed upon annual minimum volume from BPC, but may also collect high-titer RSV plasma from up to five wholly-owned ADMA plasma collection facilities. During 2015, the Company and BPC amended the 2011 Plasma Purchase Agreement to allow the Company the ability to collect its raw material RSV high-titer plasma from other third-party collection organizations, thus allowing the Company to expand its reach for raw material supply as it executes its commercialization plans for ASCENIV. As part of the closing of the Biotest Transaction, the parties amended the 2011 Plasma Purchase Agreement to extend the initial term through the ten-year anniversary of the closing date of the Biotest Transaction. Unless terminated earlier, the 2011 Plasma Purchase Agreement expires in June 2027, after which it may be renewed for two additional five-year periods if agreed to by the parties. On December 10, 2018, BPC assigned its rights and obligations under the 2011 Plasma Purchase Agreement to Grifols Worldwide Operations Limited (“Grifols”) as its successor-in-interest, effective January 1, 2019. On January 1, 2019, Grifols and the Company entered into an additional amendment to the 2011 Plasma Purchase Agreement for the purchase of source plasma containing antibodies to RSV from Grifols. Pursuant to this amendment, until January 1, 2022, the Company could purchase RSV plasma from Grifols from the two plasma collection centers that were transferred to BPC on January 1, 2019 at a price equal to cost plus five percent (5%) (without any additional increase due to inflation). Effective January 1, 2022, RSV plasma purchased from these two plasma collection centers are subject to the pricing terms in effect for RSV plasma purchased from other plasma collection centers owned by Grifols.

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

The Company purchases substantially all of its raw material plasma from Grifols. For the three months ended March 31, 2022, plasma purchases from Grifols totaled $15.5 million, or approximately 75% of the Company’s total inventory purchases. For the three months ended March 31, 2021, plasma purchases from Grifols totaled approximately $12.7 million, representing approximately 72% of the Company’s total inventory purchases.

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

Employment Contracts

The Company has entered into employment agreements with Mr. Grossman and with Brian Lenz, its Executive Vice President, Chief Financial Officer and General Manager, ADMA BioCenters.

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

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of March 31, 2022. The Company does not anticipate recognizing any significant losses relating to these arrangements.

11.	SEGMENTS

The Company is engaged in the manufacture, marketing and development of specialty plasma-derived biologics. The Company’s ADMA BioManufacturing segment reflects the Company’s immunoglobulin manufacturing, commercial and development operations in Boca Raton, FL, acquired on June 6, 2017 (see Note 1). The Plasma Collection Centers segment as of March 31, 2022 consists of ten plasma collection facilities in various stages of approval and development located throughout the U.S., five of which hold an approved license with the FDA. The Corporate segment includes general and administrative overhead expenses. The Company defines its segments as those business units whose operating results are regularly reviewed by the chief operating decision maker (“CODM”) to analyze performance and allocate resources. The Company’s CODM is its President and Chief Executive Officer. Summarized financial information concerning reportable segments is shown in the following tables:

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2022
	ADMA BioManufacturing	Plasma Collection Centers	Corporate	Consolidated

Revenues	$25,728,625	$3,338,760	$35,708	$29,103,093

Cost of product revenue	22,213,781	3,227,265	-	25,441,046

Loss from operations	(4,442,684)	(3,863,094)	(6,509,288)	(14,815,066)

Interest and other expense, net	(49,267)	(729)	(3,472,854)	(3,522,850)

Loss on extinguishment of debt	-	-	(6,669,941)	(6,669,941)

Net loss	(4,491,951)	(3,863,823)	(16,652,083)	(25,007,857)

Capital expenditures	1,310,379	1,531,706	-	2,842,085
Depreciation and amortization expense	1,111,951	477,503	763	1,590,217
Total assets	214,150,322	32,568,911	61,313,259	308,032,492

Three Months Ended March 31, 2021
	ADMA BioManufacturing	Plasma Collection Centers	Corporate	Consolidated

Revenues	$13,421,043	$2,591,867	$35,708	$16,048,618

Cost of product revenue	15,449,757	2,320,365	-	17,770,122

Loss from operations	(9,505,689)	(1,970,841)	(3,687,719)	(15,164,249)

Interest and other expense, net	(21,513)	(384)	(3,193,795)	(3,215,692)

Net loss	(9,527,202)	(1,971,225)	(6,881,514)	(18,379,941)

Capital expenditures	1,012,980	1,558,181	-	2,571,161
Depreciation and amortization expense	1,009,770	217,991	1,867	1,229,628
Total assets	156,535,177	17,397,612	61,734,239	235,667,028

Net revenues according to geographic area, based on the location of where the product is shipped, is as follows:

	Three Months Ended March 31,
	2022	2021
United States	$27,316,151	$13,678,008
International	1,786,942	2,370,610
Total revenues	$29,103,093	$16,048,618

12.	LEASE OBLIGATIONS

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

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company determines if an arrangement is an operating lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. All other leases are recorded on the balance sheet with assets representing the right to use the underlying asset for the lease term and lease liabilities representing the obligation to make lease payments arising from the lease. Right-to-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of the lease payments is determined using the Company’s incremental borrowing rate of 13%. The Company’s lease expense is recognized on a straight-line basis over the lease term and is reflected in Plasma center operating expenses and Selling, general and administrative expenses. Aggregate lease expense for the Company’s leases for the three months ended March 31, 2022 and 2021 was approximately $0.4 million and $0.3 million, respectively. Cash paid for the Company’s leases for the three months ended March 31, 2022 and 2021 was approximately $0.4 million and $0.2 million, respectively.

Including a finance lease the Company entered into in June 2018, the Company has aggregate lease liabilities of $7.9 million and $8.1 million as of March 31, 2022 and December 31, 2021, respectively, which are comprised primarily of the leases for the Company’s plasma collection centers and an administrative office lease related to the Company’s ADMA BioCenters subsidiary.  The Company’s operating leases have a weighted average remaining term of 8.9 years. Scheduled payments under the Company’s lease obligations are as follows:

Remainder of 2022	$1,228,526
Year ended December 31, 2023	1,641,603
2024	1,517,229
2025	1,525,793
2026	1,260,391
2027	1,289,679
Thereafter	5,055,880
Total payments	13,519,101
Less: imputed interest	(5,581,019)
Current portion	(654,003)
Balance at March 31, 2022	$7,284,079

During the three months ended March 31, 2022, the Company entered into an additional property lease for its ninth plasma collection facility. The Company has not taken possession of this leased property and its lease commencement date has not been determined. With the exception of a security deposit and an initial months’ rent totaling approximately $44,000, no payments have been made under this lease. The initial term of the lease is for 126 months with monthly rental payments varying between approximately $18,000 and $24,000, including common area maintenance charges.

13.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information for the three months ended March 31, 2022 and 2021 is as follows:

	2022	2021
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,525,987	$2,751,956
Noncash Financing and Investing Activities:
Equipment acquired reflected in accounts payable and accrued liabilities	$1,940,425	$1,797,249
Right-to-use assets in exchange for lease obligations	$-	$2,073,627
Warrants issued in connection with notes payable	$9,569,604	$-

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations, which refers to our historical results, should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q, including “Risk Factors” and our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 24, 2022 (the “2021 10-K”). The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout or referenced within this Quarterly Report on Form 10-Q. See “Special Note Regarding Forward-Looking Statements.”  Our actual results may differ materially from our current expectations.

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

We manufacture these products at our FDA-licensed, plasma fractionation and purification facility located in Boca Raton, Florida with a peak annual source plasma processing capability of up to 600,000 liters (the “Boca Facility”). Based on current production yields, our completed and ongoing supply chain enhancements and capacity expansion initiatives, we believe this facility has the potential to produce quantities of our immune globulin (“IG”) products to generate more than $250 million in annual revenue beginning in 2024 and potentially in excess of $300 million of annual revenue thereafter, as well as achieving profitability during the first quarter of 2024, as we ramp-up production over the next two to four years. Based on our early 2022 revenue growth and gross margin trends, we have increased our total annual revenue target to $130 million or more for fiscal year 2022.

Through our ADMA BioCenters subsidiary, we currently operate FDA-licensed source plasma collection facilities in the U.S. This business unit, which we refer to as our Plasma Collection Centers business segment, provides us with a portion of our blood plasma for the manufacture of our products and product candidates, and also allows us to sell certain quantities of source plasma to customers for further manufacturing. As a part of our planned supply chain robustness initiative, we have opened five new plasma collection centers during the past 18 months, and we now have ten plasma collection centers in various stages of approval and development, including seven that are operational and collecting plasma. With respect to our operational plasma collection centers, five plasma collection centers currently hold FDA licenses. In addition, one of our FDA-approved plasma collection centers also has approvals from the Korean Ministry of Food and Drug Safety (“MFDS”), as well as FDA approval to operate a Hepatitis B immunization program. After giving effect to the progress we made in 2021 and thus far in 2022 with our plasma collection network expansion, we believe we remain on track to achieve our goal of having 10 plasma collection centers licensed by the FDA by the end of 2023. A typical plasma collection center, such as those operated by ADMA BioCenters, can collect approximately 30,000 to 50,000 liters of source plasma annually, which may be sold for different prices depending upon the type of plasma, quantity of purchase and market conditions at the time of sale. Plasma collected from ADMA BioCenters’ facilities that is not used to manufacture our products or product candidates is sold to third-party customers in the U.S. and in other locations outside the U.S. where we are approved under supply agreements or in the open “spot” market.

Index
We sell plasma-derived intermediate fractions to certain customers, which are generated as part of our FDA-approved manufacturing process for IG and IVIG products. In January 2020, we announced our entry into a five-year manufacturing and supply agreement to produce and sell these intermediate by-products, which are used as the starting raw material to produce other plasma-derived biologics. In addition, from time to time we provide contract manufacturing and testing services for certain third-party clients. We also provide laboratory contracting services to certain customers and anticipate providing contract filling, labeling and packaging services in light of the FDA approval of our in-house fill-finish capabilities.

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

On April 28, 2021, we announced that the FDA granted approval for our expanded plasma pool production scale process, allowing for a 4,400-liter plasma pool for the manufacture of our BIVIGAM IVIG product. We expect this increased IVIG plasma pool scale, which will allow us to produce BIVIGAM at an expanded capacity, will utilize the same equipment, release testing assays and labor force, and to have a favorable impact on our gross margins and operating results.

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

Index
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

POTENTIAL IMPACT OF COVID-19

We continue to monitor the ongoing developments related to the COVID-19 pandemic, including the emergence of the Delta, Omicron and BA.2 variants and other resistant strains of the coronavirus, and its impacts to our commercial and manufacturing operations and plasma collection facilities, including collections of source plasma, procurement of raw materials and packaging materials, a portion of which are sourced internationally, and the testing of finished drug product that is required prior to its availability for commercial sale. A substantial portion of such testing has historically been performed by contract laboratories outside the United States.

Due to a combination of previous state and local “shelter-in-place” orders, as well as government stimulus packages, persisting social distancing measures and varying roll-outs of vaccinations by state, we had experienced lower than normal donor collections at our FDA approved plasma collection centers. We were also subject to delays in shipments of source plasma from our contracted third-party suppliers, as well as delays in deliveries for personal protective equipment, reagents and other non-plasma raw materials and supplies used in the manufacture and distribution of our products. In addition, we are subject to supply chain delays as a result of certain of our suppliers diverting significant resources towards the rapid development and distribution of COVID-19 vaccines and, as a result, we have elected to carry more raw materials inventory than we have in the past. The COVID-19 pandemic has also impacted, to a certain degree, our customer engagement initiatives, whereby ADMA’s sales and medical affairs field personnel have faced difficulties communicating directly with physicians and other healthcare professionals, as well as the cancellation or postponement of a number of key scientific and medical meetings, further limiting our ability to communicate with potential customers. We have implemented a comprehensive suite of virtual engagement initiatives; however, clinician engagement has been reduced due to rapidly evolving COVID-19 priorities at U.S. medical centers.

Index
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

During the three months ended March 31, 2022 and 2021, our revenue attributable to international customers was approximately 6% and 15%, respectively, of our total revenues. As we seek to grow this aspect of our business, we may also be subject to the impacts of the COVID-19 pandemic in locations outside the United States.

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

Although the COVID-19 pandemic has not, to date, materially adversely impacted our capital and financial resources, because we are unable to determine the ultimate severity or duration of the pandemic or its long-term effects on, among other things, the global, national or local economies, the capital and credit markets or our workforce, customers or suppliers, at this time we are unable to predict whether COVID-19, or any known or future variant or government order, will have a material adverse impact on our business, financial condition, liquidity and results of operations.

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

Some of the estimates and assumptions we have to make under U.S. GAAP require difficult, subjective and/or complex judgments about matters that are inherently uncertain and, as a result, actual results could differ from those estimates. Due to the estimation processes involved, the following summary of accounting estimates and their application are considered to be critical to understanding our business operations, financial condition and results of operations. For a description of our significant accounting policies, see Note 2 to the Consolidated Financial Statements included in the 2021 10-K. Estimates and assumptions used in projecting future liquidity and capital requirements are described in Note 1 to the condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Index
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

Historically, adjustments to these estimates to reflect actual results or updated expectations have not been material to our overall business. However, two of our primary immunoglobulin products, ASCENIV and BIVIGAM, were only approved for commercial sale by the FDA in 2019, and as such our historical experience with rebates with respect to these products is limited. If any of our ratios, factors, assessments, experiences or judgments are not indicative or accurate estimates of our future experience, our results could be materially affected. Estimates that are most at risk for material adjustment are those associated with U.S. Medicaid rebates because of the extensive time delay between the recording of the accrual and its ultimate settlement, an interval that can generally take up to several years or more. While our results of operations to date have not required any material adjustment due to this risk, the lag time between when this obligation is initially recorded and ultimately settled could potentially materially impact our revenues and our results of operations in the future.

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

Impairment of Long-Lived Assets

We assess the recoverability of our long-lived assets, which include property and equipment and definite-lived intangible assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s carrying value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the three months ended March 31, 2022 and 2021, we determined that there was no impairment of our long-lived assets. Examples of events or circumstances that may be indicative of impairment that would require the use of significant judgment by management include:

Index
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

Goodwill is not amortized but is assessed for impairment on an annual basis or more frequently if impairment indicators exist. The testing of goodwill for impairment requires us to determine whether or not the fair value of the reporting unit associated with the goodwill is less than its carrying amount, including goodwill and other intangible assets. An impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value, with the impairment loss recognized not to exceed the total amount of goodwill allocated to that reporting unit. In order to determine the fair value of the reporting unit, we utilize the fair value of the Company as a whole, as determined by its market capitalization. Determination of the fair value and carrying value of each reporting unit, relative to the fair value of the Company, requires management to employ certain estimates, assumptions and judgment, which we believe are reasonable. However, any changes to these estimates and assumptions could impact our determination of whether or not our goodwill is impaired. We did not recognize any impairment charges related to goodwill for the three months ended March 31, 2022 and 2021.

Deferred Tax Assets

We maintain a full valuation allowance against all of our net deferred tax assets, and as a result have recorded no income tax benefit in the accompanying consolidated financial statements. This valuation allowance reflects our assessment of whether it is more likely than not that we will generate sufficient taxable income in the future to be able to utilize our deferred tax assets. In determining whether a valuation allowance is warranted, we evaluate factors such as prior earnings history, expected future earnings, carryback and carryforward periods and tax strategies. We consider all positive and negative evidence to estimate if sufficient future taxable income will be generated to realize our deferred tax assets.  We consider cumulative losses in recent years to be a significant type of negative evidence. Based on our history of losses, at this time we have not included future projected taxable income as a source of income to recognize our deferred tax assets.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The following table presents a summary of the changes in our results of operations for the three months ended March 31, 2022, our first fiscal quarter, compared to the three months ended March 31, 2021:

Index
	Three Months Ended March 31,
	2022	2021	Increase (Decrease)
Revenues	$29,103,093	$16,048,618	$13,054,475
Cost of product revenue	25,441,046	17,770,122	7,670,924
Gross profit (loss)	3,662,047	(1,721,504)	5,383,551
Research and development expenses	624,111	987,649	(363,538)
Plasma center operating expenses	3,974,589	2,242,343	1,732,246
Amortization of intangibles	178,838	178,838	-
Selling, general and administrative expenses	13,699,575	10,033,915	3,665,660
Loss from operations	(14,815,066)	(15,164,249)	349,183
Interest expense	(3,389,038)	(3,195,750)	(193,288)
Loss on extinguishment of debt	(6,669,941)	-	(6,669,941)
Other expense, net	(133,812)	(19,942)	(113,870)
Net loss	$(25,007,857)	$(18,379,941)	$(6,627,916)

Revenues

We recorded total revenues of $29.1 million during the three months ended March 31, 2022, as compared to $16.0 million during the three months ended March 31, 2021, an increase of $13.1 million, or approximately 81%. The increase is due to increased sales of immunoglobulin products generated by our Boca Facility manufacturing operations in 2022, primarily ASCENIV and BIVIGAM, of $12.3 million, as we continue to expand our customer base for BIVIGAM and experience increased physician, payer and patient acceptance of ASCENIV. We also benefitted from an increased sales of normal source plasma through ADMA BioCenters of $0.7 million.

Cost of Product Revenue and Gross Profit

Cost of product revenue was $25.4 million for the three months ended March 31, 2022, as compared to $17.8 million for the three months ended March 31, 2021. This increase is primarily attributable to increased product revenue costs related to the sale of our immunoglobulin products of $5.2 million and increased product revenue costs related to our ADMA BioCenters business segment in the amount of $0.9 million. The increase also reflects additional costs related to the otherwise routine shutdown of the Boca Facility for a portion of the first quarter of 2022, which we elected to extend in order to complete certain projects that had been forecasted for completion later in fiscal 2022.

For the three months ended March 31, 2022, we had gross profit of $3.7 million, as compared to a gross loss of $1.7 million for the same period of a year ago. This gross profit improvement of $5.4 million was primarily due to a more favorable mix of our higher margin products, notably ASCENIV, as well as the benefits we have begun to realize from our expanded plasma pool production scale process, allowing for a 4,400-liter plasma pool for the manufacture of our BIVIGAM IVIG product, as compared to a 2,200-liter plasma pool we were utilizing with BIVIGAM prior to receiving FDA approval in 2021 for the expanded production scale.

Research and Development Expenses

R&D expenses totaled $0.6 million for the three months ended March 31, 2022, as compared to $1.0 million for the three months ended March 31, 2021. The decrease is primarily due to reduced compensation costs, including stock-based compensation, associated with R&D activities due to the resignation of our former Chief Medical and Scientific Officer in the second quarter of 2021.

Plasma Center Operating Expenses

During the first quarter of 2022, we had six plasma collection centers in operation, excluding our seventh plasma collection center that opened on March 29, 2022, as compared to three plasma collection centers in operation during the first quarter of 2021. As a result, plasma center operating expenses increased by $1.7 million in the first quarter of 2022 as compared to the same period of a year ago. The increase is mainly comprised of higher donor fees in the amount $2.1 million, employee compensation and benefits of $1.3 million, softgoods and supplies of $0.7 million, donor testing expenses of $0.4 million, depreciation expense of $0.2 million, advertising expenses of $0.1 million and rent of $0.1 million, partially offset by increased donor collections which had the impact of reducing our operating expenses by $3.4 million, as such expenses were charged to inventory for future manufacturing or sales. As we continue our planned expansion with the goal of having ten plasma collection centers licensed by the FDA by the end of 2023, we expect our plasma center operating expenses to continue to increase.

Index
Amortization of Intangibles

Amortization expense pertains to the amortization of intangible assets acquired in the Biotest Transaction and was $0.2 million for the three months ended March 31, 2022 and 2021.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $13.7 million for the three months ended March 31, 2022, an increase of $3.7 million from the three months ended March 31, 2021. The increase reflects $1.3 million of professional fees incurred in connection with our strategic alternatives process in 2022 with no comparable amount in 2021. In addition, we had an increase in employee compensation and related expenses, including travel, relocating and recruiting, in the amount of $2.4 million due to increased headcount associated with the overall size and scope of the organization and the stepped-up commercialization efforts for BIVIGAM and ASCENIV, increased insurance expense of $0.3 million and increased software maintenance fees of $0.2 million. These costs were partially offset by $0.5 million of third-party market intelligence fees for a one-time project related to ASCENIV that concluded in the first quarter of 2021.

Loss from Operations

Our operating loss was $14.8 million for the first quarter of 2022, as compared to $15.2 million for the first quarter of 2021. The $0.4 million decrease in operating loss was mainly due to the improved gross profit of $5.4 million and lower R&D expenses, largely offset by the increases in plasma center operating expenses and SG&A.

Interest Expense

The increase in interest expense of $0.2 million for the three months ended March 31, 2022 as compared to the same period of a year ago was mainly due to higher amortization of debt discount related to our new senior credit facility. (see “Liquidity and Capital Resources”).

Loss on Extinguishment of Debt

On March 23, 2022, we refinanced our senior credit facility (see “Liquidity and Capital Resources”). In connection with this transaction, we incurred a loss on the extinguishment of debt in the amount of $6.7 million as a result of the redemption premium we paid to retire our previously existing credit facility in the amount of $2.0 million, and the write-off of unamortized debt discount of $4.7 million related to that facility.

Net Loss

Our net loss was $25.0 million for the three months ended March 31, 2022, as compared to $18.4 million for the three months ended March 31, 2021. The $6.6 million increase in net loss was primarily due to the loss on extinguishment of debt in 2022 of $6.7 million, with no comparable amount in 2021.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2022, we had working capital of $208.2 million, primarily consisting of $139.1 million of inventory, cash and cash equivalents of $69.5 million and accounts receivable of $25.6 million, partially offset by accounts payable and accrued expenses of $30.8 million, as compared to working capital of $178.4 million, primarily consisting of $124.7 million of inventory, cash and cash equivalents of $51.1 million and accounts receivable of $28.6 million, partially offset by $29.6 million of accounts payable and accrued expenses, as of December 31, 2021. We have incurred an accumulated deficit of $437.1 million since inception, had negative cash flows from operations of $26.0 million and $33.2 million for the three months ended March 31, 2022 and 2021, respectively, and had negative cash flows from operations of $112.4 million and $102.0 million for the years ended December 31, 2021 and 2020, respectively. We have funded our operations over the past few years primarily from the sale of our equity and debt securities. Our material cash requirements are primarily comprised of:

Index
•	The procurement of raw material plasma and other raw materials necessary to maintain and scale up our manufacturing operations;
•	Employee compensation and benefits;
•	Capital expenditures for the building of additional plasma collection facilities and for equipment upgrades and capacity expansion at the Boca Facility;
•	Plasma donor fees and plasma center supplies;
•	Interest on our debt;
•	Marketing programs and continued commercialization efforts;
•	Boca Facility maintenance, repairs and supplies; and
•	Conducting required post-marketing clinical trials for our FDA-approved products.

In addition, our end-to-end production cycle from procurement of raw materials to commercial release of finished product can take between seven and 12 months or potentially longer, requiring substantial investments in raw material plasma and other manufacturing materials.

We expect that we will not be able to generate a sufficient amount of product revenue to achieve profitability until the beginning of 2024. We currently anticipate, based upon our projected revenue and expenditures, that our current cash, cash equivalents and accounts receivable, including the proceeds received and expected to be received from the refinancing of our senior credit facility as discussed below, along with the remaining amounts available under the distribution agreement for the sale of our common stock also discussed below, will be sufficient to fund our operations, as currently conducted, into the first quarter of 2024, at which time we believe we will begin to generate positive cash flow from operations. This time frame may change based several factors, including the success of our commercial efforts with respect to the sale of our products and the acceptability of our immune globulin products by physicians, patients or payers, and whether or not the assumptions underlying our projected revenues and expenses are correct. If we are unable to raise additional capital if needed, including due to widespread liquidity constraints or significant market instability that could result from the COVID-19 pandemic, inflationary pressures or other factors beyond our control, we may have to delay, curtail or eliminate some of our commercialization efforts or product development activities. We are also continuing to evaluate a variety of strategic alternatives through our ongoing engagement with Morgan Stanley as a financial advisor.

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

On the Hayfin Closing Date, we used $100.0 million of the Hayfin Closing Date Loan to terminate and pay in full all of the outstanding obligations under our previous senior credit facility with Perceptive (see Note 7 to the Consolidated Financial Statements). We also used $2.0 million of the Hayfin Closing Date Loan proceeds to pay a redemption premium to Perceptive and used approximately $0.6 million of the Hayfin Closing Date Loan proceeds to pay certain fees and expenses incurred in connection with this transaction. In addition, a $1.8 million upfront fee payable to Hayfin was paid “in kind” and was added to the outstanding principal balance in accordance with the terms of the Hayfin Credit Agreement. The remainder of the proceeds received or to be received from the Hayfin Loans will be used for working capital and other general corporate purposes.

Borrowings under the Hayfin Credit Agreement bear interest at our election, at either (a) a base rate (equal to the highest of (i) the rate of interest per annum last quoted by The Wall Street Journal as the “Prime Rate” in the United States, (ii) the federal funds rate in effect on such day plus 0.50% and (iii) the adjusted Term SOFR for a one-month tenor in effect on such day plus 1.00%), plus an applicable margin of 8.50% or (b) adjusted Term SOFR for either a one-month or three-month tenor, as elected by us, and subject to a floor of 1.25%, plus an applicable margin of 9.5% (the “Applicable Margin”); provided, however, that upon, and during the continuance of, an Event of Default, the Applicable Margin shall increase by an additional 3% per annum. We will also pay “in kind” a portion of the interest on the Hayfin Loans for each monthly or quarterly interest period in an amount equal to 2.5% per annum. Such interest paid “in kind” will reduce our quarterly cash interest obligation by approximately $1.0 million and will be added to the principal amount of the outstanding debt under the Hayfin Credit Facility. On the Hayfin Closing Date, our interest rate was 10.75%. On the last day of each calendar month or quarter during the term of the Hayfin Credit Facility, we are required to pay accrued interest to Hayfin of approximately $1.1 million per month or $3.2 million per quarter, after giving effect to the “in kind” interest of 2.5% per annum, but without giving effect to the Hayfin Delayed Draw Loan.

Index
On the Hayfin Maturity Date, we will pay Hayfin the entire outstanding principal amount underlying the Hayfin Loans and any accrued and unpaid interest thereon, as well as an exit fee of 1.0% of the outstanding principal amount being paid. Prior to the Hayfin Maturity Date, there are no scheduled principal payments on the Hayfin Loans. We may prepay outstanding principal on the Hayfin Loans at any time and from time to time upon five business days’ prior written notice, subject to the payment to Hayfin of, (A) any accrued but unpaid interest on the prepaid principal amount plus (B) an early prepayment fee in the amount equal to (i) 7.0% of the prepaid principal amount, if prepaid on or prior to the first anniversary of the Hayfin Closing Date, (ii) 3.0% of the prepaid principal amount, if prepaid after the first anniversary of the Hayfin Closing Date and on or prior to the second anniversary of the Hayfin Closing Date, or (iii) 1.0% of the prepaid principal amount, if prepaid after the second anniversary of the Hayfin Closing Date and on or prior to the third anniversary of the Hayfin Closing Date. In addition, for any prepayments of principal, we are required to pay an exit fee of 1.0% of the amount of principal being paid.

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

Index
Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(26,013,413)	$(33,229,126)
Net cash used in investing activities	(2,842,085)	(2,571,161)
Net cash provided by financing activities	47,271,326	41,844,844
Net change in cash and cash equivalents	18,415,828	6,044,557

Cash and cash equivalents - beginning of year	51,089,118	55,921,152
Cash and cash equivalents - end of period	$69,504,946	$61,965,709

Net Cash Used in Operating Activities

Cash used in operations for the three months ended March 31, 2022 was $26.0 million, a decrease of $7.2 million from the same period of a year ago, mainly due to reductions in accounts receivable and prepaid expenses and other current assets. The following table illustrates the primary components of our cash flows from operations:

	Three Months Ended March 31,
	2022	2021
Net loss	$(25,007,857)	$(18,379,941)
Non-cash expenses, gains and losses	10,452,680	2,419,892
Changes in accounts receivable	2,947,233	(2,124,740)
Changes in inventories	(14,422,219)	(12,610,601)
Changes in prepaid expenses and other current assets	(1,180,056)	(2,756,142)
Changes in accounts payable and accrued expenses	(89,802)	236,101
Other	1,286,608	(13,695)
Cash used in operations	$(26,013,413)	$(33,229,126)

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2022 and 2021 was $2.8 million and $2.6 million, respectively, consisting of capital expenditures for the construction and buildout of new plasma collection centers and related equipment and capital expenditures at the Boca Facility. We expect our total capital expenditures will be between $8.0 million and $12.0 million for the remainder of fiscal 2022, mainly for continued plasma collection center expansion.

Net Cash Provided by Financing Activities

Cash provided by financing activities of $47.3 million for the three months ended March 31, 2022 and primarily consisted of proceeds received from the Hayfin Credit Facility, net of payments to retire our previously existing credit facility with Perceptive. Cash provided by financing activities of $41.8 million for the three months ended March 31, 2021 was mainly comprised of net proceeds received from the issuance of our common stock (see Note 8 to the Consolidated Financial Statements).

Effect of Inflation

Although inflation or changing prices did not have a significant impact on our revenues or net loss for the year ended December 31, 2020 or the three months ended March 31, 2021, inflation did impact a number of facets of our business during the year ended December 31, 2021 and the first three months of 2022 at both of our business segments. We experienced price increases for, among other items, certain raw materials, consumable supplies, services for repairs and maintenance of our facilities, shipping and freight charges and labor costs. We expect this trend to continue at least into the second half of 2022, which could have a significant impact on our future results of operations. In addition, some of our plasma purchase agreements provide for annual price increases that are tied to various consumer price indices, which have resulted in higher than historical price increases and has resulted in and is expected to continue to result in higher source plasma costs in 2022 and future periods.

Index
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

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of March 31, 2022. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of March 31, 2022 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Index
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

Index
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

We currently anticipate, based upon our projected revenue and expenditures, that our current cash, cash equivalents and accounts receivable, including the proceeds received and expected to be received from the refinancing of our senior credit facility and the amount of remaining funds available under the distribution agreement for the sale of our common stock (see “Liquidity and Capital Resources”), will be sufficient to fund our operations, as currently conducted, into the first quarter of 2024, at which time we believe we will begin to generate positive cash flow from operations. This time frame may change based upon how quickly we are able to execute on our commercialization efforts and operational initiatives and whether or not the assumptions underlying our projected revenues and expenses are correct. We are also continuing to evaluate a variety of strategic  alternatives through our ongoing engagement with Morgan Stanley as a financial advisor. We anticipate that we will not be able to generate a sufficient amount of product revenue to achieve profitability until the beginning of 2024. If we are unable to raise additional capital if needed, we may have to delay, curtail or eliminate our commercialization efforts as well as product development activities. Even if we are able to raise additional capital, such equity or debt financings may only be available on unattractive terms, resulting in significant dilution of stockholders’ interests and, in such event, the value and potential future market price of our common stock may decline. In addition, if we raise additional funds through license arrangements or through the disposition of any of our assets, it may be necessary to relinquish potentially valuable rights to our product candidates or assets or grant licenses on terms that are not favorable to us.

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

We have a history of losses and expect to incur substantial losses and negative operating cash flows into fiscal 2023, and we may never achieve or maintain profitability. For the three months ended March 31, 2022 and 2021, we incurred net losses of $25.0 million and $18.4 million, respectively, and for the years ended December 31, 2021 and 2020, we incurred net losses of $71.6 million and $75.7 million, respectively. From our inception in 2004 through December 31, 2021, we have incurred an accumulated deficit of $437.1 million. We expect that we will not be able to generate a sufficient amount of product revenue to achieve profitability until the beginning of 2024 and, as a result, we may need to continue to finance our operations through additional equity or debt financings or corporate collaboration and licensing agreements. We also expect to continue to incur significant operating and capital expenditures and anticipate that our operating expenses will increase substantially in the foreseeable future as we:

•	expand commercialization and marketing efforts;

•	implement additional internal systems, controls and infrastructure;

•	hire additional personnel;

Index
•	expand and build out our plasma center network; and

•	expand production capacity at the Boca Facility.

As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future.

The COVID-19 pandemic and efforts to reduce its spread has significantly affected worldwide economic conditions, caused supply chain disruptions and could have a material adverse impact on our business, liquidity, financial condition and results of operations

The COVID-19 pandemic, including the Delta and Omicron variants and other resistant strains of the coronavirus, has the potential to adversely impact several aspects of each of our business segments, our commercial manufacturing operations and plasma collection facilities, including but not limited to potential disruptions to our supply-chain operations, including procurement of raw materials and packaging materials, a portion of which are sourced internationally, and the testing of finished drug product that is required prior to its availability for commercial sale.  Such testing has historically been performed by contract laboratories outside the United States. While we do not believe that the COVID-19 pandemic has significantly affected operations and immunoglobulin production at our Boca Facility or our ADMA BioCenters plasma collection operations at this time, we may experience adverse effects in the future. For example, our employees becoming ill, the imposition of additional mandatory remote working environments and federal, state and local responses to the pandemic could materially affect the efficiency and pace of our operations and manufacturing at our Boca Facility. Employee or donor illness, if not properly managed, could also impact the availability of and quality of our products. Further, in certain instances and geographic regions, we may experience decreased customer engagement (for example, as a result of a temporary shutdown of a customer’s facilities resulting from the COVID-19 pandemic or the continuation of no in-person meetings) could impact our results of operations. In addition, travel and other restrictions that have been implemented in the United States could impact our commercial efforts with respect to any of our products, including BIVIGAM and ASCENIV, as trade shows, industry and medical conferences and other events we had been planning to utilize and exhibit and attend with our staff to increase awareness of our products by physicians and payers are subject to limitations, rescheduling virtual attendance or outright cancellation in response to the pandemic. Also, due to a combination of previous state and local “shelter-in-place” orders, as well as government stimulus packages, amongst other initiatives, we have experienced, and may experience in the future, lower than expected donor collections at our FDA-licensed plasma collection centers. We were also subject to delays in shipments of source plasma from our contracted third-party suppliers, as well as delays in deliveries for personal protective equipment, reagents and other non-plasma raw materials and supplies used in the manufacture, testing and distribution of our products. We have also experienced supply chain delays as a result of significant resources being diverted towards the rapid development and distribution of COVID-19 vaccines, which could result in our need to carry more inventory than we have in the past, which would put an additional strain on our cash resources.

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

Index
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

Index
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

Our operations, including our headquarters located in Ramsey, NJ, the Boca Facility and our plasma collection facilities, are vulnerable to interruption by fire, weather related events such as hurricanes, wind and rain, other acts of God or force majeure events, electric power loss, telecommunications failure, equipment failure, cyberattacks on our operations and information technology systems and breakdown, human error, employee issues, global health occurrences such as the COVID-19 pandemic, war geopolitical conditions and emergencies, product liability claims and events beyond our control. While we maintain several insurance policies with reputable carriers that provide partial coverage for a variety of these risks, including replacing or rebuilding a part of our facilities, these policies are subject to the insurance carriers’ final determination of compensation to us and we may not have adequate coverage if we need to rebuild or replace our inventory, infrastructure, business income or our entire facility.  In addition, our disaster recovery plans for our facilities may not be adequate and we do not have an alternative manufacturing facility or contractual arrangements with other manufacturers in the event of a casualty to or destruction of any of our facilities. If we are required to rebuild or relocate any of our facilities, a substantial investment in improvements and equipment would be necessary. We carry only a limited amount of business interruption insurance, which may not sufficiently compensate us for losses that may occur. As a result, any significant business interruption could adversely affect our business and results of operations.

Index
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

Index
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

Index
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

Index
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

Index
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

Index
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

For the three months ended March 31, 2022, three customers, BioCARE, Inc. (“BioCare”), Biolife Plasma Services, L.P. (“Biolife”), and Priority Healthcare Distribution, Inc. (“Curascript”), represented an aggregate of 83% of our consolidated revenues. For the year ended December 31, 2021, four customers, BioCare, Reliance Life Sciences Pvt Limited (“Reliance”), Curascript and AmerisourceBergen Corporation, represented an aggregate of 81% of our consolidated revenues.

As of March 31, 2022, four customers, BioCare, Biolife, Curascript and Reliance represented an aggregate of 92% of our consolidated accounts receivable. As of December 31, 2021, three customers, Curascript, BioCare and Reliance, represented a total of 94% of our consolidated accounts receivable.

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

Index
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

Index
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

Index
The Hayfin Credit Facility is subject to acceleration in specified circumstances, which may result in Hayfin taking possession and disposing of any collateral.

On March 23, 2022 (the “Hayfin Closing Date”), we entered into the Hayfin Credit Agreement with Hayfin (see “Liquidity and Capital Resources”). The Hayfin Credit Agreement provides for a senior secured term loan facility in the principal amount of up to $175.0 million (the “Hayfin Credit Facility”), composed of (i) a term loan made on the Hayfin Closing Date in the principal amount of $150.0 million (the “Hayfin Closing Date Loan”), (ii) a delayed draw term loan in the principal amount of $25.0 million (the “Hayfin Delayed Draw Loan” and, together with the Hayfin Closing Date Loan, the “Hayfin Loans”). The obligation of the lenders to make the Hayfin Delayed Draw Loan expires on March 22, 2023 is subject to the satisfaction of certain conditions, including but not limited to, our meeting certain 12-month revenue targets as set forth in the Hayfin Credit Agreement. The Hayfin Credit Facility has a maturity date of March 23, 2027 (the “Hayfin Maturity Date”). The Hayfin Loans are secured by substantially all of our assets, including our intellectual property. Events of Default include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material contracts and events constituting a change of control. In addition to an increase in the rate of interest on the Hayfin Loans of 3% per annum, the occurrence of an Event of Default could result in, among other things, the termination of commitments under the Hayfin Credit Facility, the declaration that all outstanding Loans are immediately due and payable in whole or in part, and Hayfin taking immediate possession of, and selling, any collateral securing the Hayfin Loans.

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

Index
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

Index
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

Index
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

Index
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

Index
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

Index
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

Index
Additionally, our supply contract with Grifols for the purchase of normal source plasma (“NSP”) expires December 31, 2022. There can be no assurances that we will be able to obtain NSP from other third-party suppliers or be able to collect NSP in the same quantities, or at all, through our ADMA BioCenters plasma collection facilities at a cost that is comparable to the price we currently pay to Grifols for NSP. If our costs to obtain NSP through collections at our ADMA BioCenters plasma collection facilities or from other third-party suppliers are higher than what we currently pay to Grifols, our liquidity and results of operations could be adversely impacted.

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

Index
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

Index
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

Index
Risks Relating to our Finances, Capital Requirements and Other Financial Matters

We require additional funding and may be unable to raise capital when needed, which would adversely affect our operations and could force us to delay, curtail or eliminate some of our commercialization efforts or one or more of our research and development programs.

Our operations have consumed substantial amounts of cash since inception. For the three months ended March 31, 2022 and 2021, we had negative cash flows from operations of $26.0 million and $33.2 million, and for the years ended December 31, 2021 and 2020, we had negative cash flows from operations of approximately $112.4 million and $102.0 million, respectively. We expect to continue to spend substantial amounts on procurement of raw material plasma and other raw materials necessary to scale up our manufacturing operations, commercial product launches, capacity expansion at the Boca Facility and building additional plasma collection facilities. In addition, our end-to-end production cycle from procurement of raw materials to commercial release of finished product can take between seven and 12 months or potentially longer, requiring substantial investments in raw material plasma and other manufacturing materials. We expect that we will not be able to generate a sufficient amount of product revenue to achieve profitability until the beginning of 2024 and, as a result, we may need to continue to finance our operations through additional equity or debt financings or corporate collaboration and licensing agreements. We currently anticipate, based upon our projected revenue and expenditures, that our current cash, cash equivalents and accounts receivable, including the proceeds received and expected to be received from the refinancing of our senior credit facility, along with the remaining funds available under the distribution agreement for the sale of our common stock (see “Liquidity and Capital Resources”), will be sufficient to fund our operations, as currently conducted, into the first quarter of 2024, at which time we believe we will begin to generate positive cash flow from operations. This time frame may change based upon how quickly we are able to execute on our commercialization efforts and operational initiatives and whether or not the assumptions underlying our projected revenues and expenses are correct. If we are unable to raise additional capital if needed, including due to widespread liquidity constraints or significant market instability that could result from the COVID-19 pandemic, we will have to delay, curtail or eliminate our commercialization efforts or our product development activities.

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

Index
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

As of May 6, 2022, most of our 196,351,925 outstanding shares of common stock, as well as a substantial number of shares of our common stock underlying outstanding warrants, were available for sale in the public market, subject to certain restrictions with respect to sales of our common stock by our affiliates, either pursuant to Rule 144 under the Securities Act, or under effective registration statements. Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, could cause the market price of our common stock to decline or adversely affect demand for our common stock.

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

As of March 31, 2021, Perceptive, Stonepine Capital Management, LLC, Caligan LP, NWQ Investment Management Company, LLC and our directors and executive officers and their affiliates owned approximately 26% of the outstanding shares of our common stock. Provisions of our Certificate of Incorporation, our Bylaws and Delaware law may have the effect of deterring unsolicited takeovers or delaying or preventing a change in control of our Company or changes in our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. These provisions include:

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

Index
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

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board. Currently, our Certificate of Incorporation authorizes the issuance of up to 300,000,000 shares of common stock. As of March 31, 2022, there were 70,840,818 shares remaining available for issuance, after giving effect to 27,047,033 shares of our common stock that were subject to outstanding stock options, RSUs and warrants as of March 31, 2022 that may be issued by us without stockholder approval, as well as an additional 5,764,620 shares reserved for the future issuance of awards under our equity compensation plans.

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

ADMA Biologics, Inc.

Date:	May 11, 2022	By:	/s/ Adam S. Grossman
			Name:	Adam S. Grossman
			Title:	President and Chief Executive Officer

Date:	May 11, 2022	By:	/s/ Brian Lenz
			Name:	Brian Lenz
			Title:	Executive Vice President and Chief Financial Officer

Index
EXHIBIT INDEX

Exhibit Number	Description

4.1
Form of Warrant to Purchase Stock, in the form issued by the Company to various entities affiliated with Hayfin Services LLP, dated as of March 23, 2022 (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 24, 2022.

10.1
Credit Agreement and Guaranty, dated as of March 23, 2022, by and among the Company, Hayfin Services LLP and the lenders party thereto (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 24, 2022).

10.2
Security Agreement, dated as of March 23, 2022, by and among the Company, certain subsidiaries of the Company and Hayfin Services LLP (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 24, 2022).

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
101*
The following materials from ADMA Biologics, Inc.’s Form 10-Q for the quarter ended March 31, 2022, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2022 and 2021, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the three months ended March 31, 2022 and 2021, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2022 and 2021, and (v) Notes to (Unaudited) Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.