Form 10-Q
period 2022-06-30
ADMA BIOLOGICS, INC.
filed 2022-08-10
CIK 1368514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

As of August 5, 2022, there were 196,357,149 shares of the issuer’s common stock outstanding.

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

•
effects of the coronavirus COVID-19 pandemic or other pandemics on our business, financial condition, liquidity and results of operations, and our ability to continue operations in the same manner as previously conducted prior to the macroeconomic effects of the COVID-19 pandemic; and

•	future domestic and global economic conditions including, but not limited to, supply chain constraints, inflationary pressures or performance.

These statements may be found under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Quarterly Report on Form 10-Q. Forward-looking statements  may be identified by the use of terms such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” or “should” or the negative thereof or other variations thereof or comparable terminology. Our actual results could differ materially from those contained in the forward-looking statements due to the factors described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022. Any forward-looking statement included or incorporated by reference in this Quarterly Report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions related to our operations, industry and future growth. These forward-looking statements speak only as of the dates such statements are made and we undertake no obligation to publicly update any forward-looking statements or to publicly announce revisions to any of the forward-looking statements, unless otherwise required by the federal securities laws.
iii

Index
PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$52,415,053	$51,089,118
Accounts receivable, net	18,883,847	28,576,857
Inventories	146,075,459	124,724,091
Prepaid expenses and other current assets	5,399,928	4,339,245
Total current assets	222,774,287	208,729,311
Property and equipment, net	54,951,267	50,935,074
Intangible assets, net	1,371,092	1,728,768
Goodwill	3,529,509	3,529,509
Right to use assets	10,550,236	7,262,658
Deposits and other assets	3,755,938	4,067,404
TOTAL ASSETS	$296,932,329	$276,252,724

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,388,048	$12,429,409
Accrued expenses and other current liabilities	15,961,070	17,214,988
Current portion of deferred revenue	142,834	142,834
Current portion of lease obligations	579,661	591,084
Total current liabilities	28,071,613	30,378,315
Senior notes payable, net of discount	139,810,931	94,866,239
Deferred revenue, net of current portion	1,904,448	1,975,865
End of term fee	1,500,000	-
Lease obligations, net of current portion	10,870,907	7,462,388
Other non-current liabilities	373,903	397,351
TOTAL LIABILITIES	182,531,802	135,080,158

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock - voting, $0.0001 par value, 300,000,000 shares authorized, 196,356,232 and 195,813,817 shares issued and outstanding	19,636	19,581
Additional paid-in capital	565,266,375	553,265,706
Accumulated deficit	(450,885,484)	(412,112,721)
TOTAL STOCKHOLDERS' EQUITY	114,400,527	141,172,566
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$296,932,329	$276,252,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

REVENUES:
Product revenue	$33,869,298	$17,794,881	$62,936,683	$33,807,791
License revenue	35,709	35,709	71,417	71,417
Total revenues	33,905,007	17,830,590	63,008,100	33,879,208
Cost of product revenue	26,135,614	18,832,624	51,576,660	36,602,746
Gross profit (loss)	7,769,393	(1,002,034)	11,431,440	(2,723,538)

OPERATING EXPENSES:
Research and development	873,386	1,158,866	1,497,497	2,146,515
Plasma center operating expenses	3,921,486	2,803,326	7,896,075	5,045,669
Amortization of intangible assets	178,838	178,838	357,676	357,676
Selling, general and administrative	11,970,422	10,438,168	25,669,997	20,472,083
Total operating expenses	16,944,132	14,579,198	35,421,245	28,021,943

LOSS FROM OPERATIONS	(9,174,739)	(15,581,232)	(23,989,805)	(30,745,481)

OTHER INCOME (EXPENSE):
Interest income	2,269	5,926	35,337	27,985
Interest expense	(4,573,015)	(3,246,680)	(7,962,053)	(6,442,430)
Loss on extinguishment of debt	-	-	(6,669,941)	-
Other expense	(19,421)	(83,317)	(186,301)	(125,318)
Other expense, net	(4,590,167)	(3,324,071)	(14,782,958)	(6,539,763)

NET LOSS	$(13,764,906)	$(18,905,303)	$(38,772,763)	$(37,285,244)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.07)	$(0.15)	$(0.20)	$(0.31)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	196,353,185	127,416,126	196,113,888	121,571,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(Unaudited)

For the Three and Six Months Ended June 30, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	195,813,817	$19,581	$553,265,706	$(412,112,721)	$141,172,566
Stock-based compensation	-	-	1,641,388	-	1,641,388
Warrants issued in connection with notes payable	-	-	9,569,604	-	9,569,604
Vesting of Restricted Stock Units, net of shares withheld for taxes and retired	533,712	54	(442,690)	-	(442,636)
Net loss	-	-	-	(25,007,857)	(25,007,857)
Balance at March 31, 2022	196,347,529	19,635	564,034,008	(437,120,578)	126,933,065
Stock-based compensation	-	-	1,191,047	-	1,191,047
Vesting of Restricted Stock Units, net of shares withheld for taxes and retired	8,703	1	41,320	-	41,321
Net loss	-	-	-	(13,764,906)	(13,764,906)
Balance at June 30, 2022	196,356,232	$19,636	$565,266,375	$(450,885,484)	$114,400,527

For the Three and Six Months Ended June 30, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	104,902,888	$10,490	$428,704,039	$(340,465,103)	$88,249,426
Stock-based compensation	-	-	781,397	-	781,397
Issuance of common stock, net of offering expenses	18,080,708	1,808	41,910,707	-	41,912,515
Vesting of Restricted Stock Units, net of shares withheld for taxes and retired	61,385	6	(59,317)	-	(59,311)
Net loss	-	-	-	(18,379,941)	(18,379,941)
Balance at March 31, 2021	123,044,981	12,304	471,336,826	(358,845,044)	112,504,086
Stock-based compensation	-	-	805,189	-	805,189
Issuance of common stock, net of offering expenses	8,827,045	883	17,188,677	-	17,189,560
Net loss	-	-	-	(18,905,303)	(18,905,303)
Balance at June 30, 2021	131,872,026	$13,187	$489,330,692	$(377,750,347)	$111,593,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,772,763)	$(37,285,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,314,500	2,555,622
Loss on disposal of fixed assets	2,638	78,135
Interest paid in kind	1,045,660	-
Stock-based compensation	2,832,435	1,586,586
Amortization of debt discount	927,061	908,151
Loss on extinguishment of debt	6,669,941	-
Amortization of license revenue	(71,417)	(71,417)
Changes in operating assets and liabilities:
Accounts receivable	9,693,011	(10,307,304)
Inventories	(21,351,368)	(18,164,144)
Prepaid expenses and other current assets	(1,060,683)	(2,655,397)
Deposits and other assets	684,777	(144,657)
Accounts payable	(1,041,361)	(4,906,244)
Accrued expenses	(1,461,621)	2,980,534
Other current and non-current liabilities	(254,991)	(65,984)
Net cash used in operating activities	(38,844,181)	(65,491,363)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,782,169)	(7,046,735)
Net cash used in investing activities	(6,782,169)	(7,046,735)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(100,000,000)	-
Proceeds from issuance of common stock, net of offering expenses	-	59,102,075
Payment of debt refinancing fees	(2,000,000)	-
Proceeds from issuance of note payable	151,750,000	-
Taxes paid on vested Restricted Stock Units	(401,315)	(59,311)
Payments on finance lease obligations	(18,034)	(16,860)
Payment of deferred financing fees	(2,378,366)	-
Net cash provided by financing activities	46,952,285	59,025,904

Net increase (decrease) in cash and cash equivalents	1,325,935	(13,512,194)
Cash and cash equivalents - beginning of period	51,089,118	55,921,152
Cash and cash equivalents - end of period	$52,415,053	$42,408,958

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

ADMA operates through its wholly-owned subsidiaries ADMA BioManufacturing, LLC (“ADMA BioManufacturing”) and ADMA BioCenters Georgia Inc. (“ADMA BioCenters”). ADMA BioManufacturing was formed in January 2017 to facilitate the acquisition of the Biotest Therapy Business Unit (“BTBU”) from BPC Plasma, Inc. (formerly Biotest Pharmaceuticals Corporation) (“BPC” and, together with Biotest AG, “Biotest”) on June 6, 2017. The acquisition included certain assets of BTBU, including the U.S. Food and Drug Administration (“FDA”)-licensed BIVIGAM and Nabi-HB immunoglobulin products, and an FDA-licensed plasma fractionation manufacturing facility located in Boca Raton, FL (the “Boca Facility”) (the “Biotest Transaction”). BTBU had previously been the Company’s third-party contract manufacturer. ADMA BioCenters is the Company’s source plasma collection business with ten plasma collection facilities in various stages of approval and development located throughout the U.S., six of which hold an approved license with the FDA, with two additional collection facilities in operation and collecting plasma presently under FDA licensing preparation and review and another two facilities under construction.

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

As of June 30, 2022, the Company had working capital of $194.7 million, including $52.4 million of cash and cash equivalents. Based upon the Company’s current projected revenue and expenditures, including capital expenditures and continued implementation of the Company’s commercialization and expansion activities, the Company’s management currently believes that its cash, cash equivalents, projected revenue and accounts receivable, together with the remaining available funds under the distribution agreement entered into in September of 2021 (see Note 8) and the net proceeds received and expected to be received from the refinancing of the Company’s senior debt on March 23, 2022 (see Note 7), will be sufficient to fund ADMA’s operations, as currently conducted, into the first quarter of 2024, at which time the Company believes it will begin to generate positive cash flow from operations. These estimates may change based upon several factors, including the success of the Company’s commercial efforts with respect to the sale of its products, whether or not the assumptions underlying the Company’s projected revenues and expenses are correct and the acceptability of ADMA’s immune globulin products by physicians, patients or payers. There can be no assurance that the Company’s approved products will be commercially viable, or that plant capacity expansion, plasma center buildouts or other capital improvements will be successfully completed or that any product developed in the future will be approved. The Company is subject to risks common to companies in the biotechnology and pharmaceutical manufacturing industries including, but not limited to, dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, inflationary pressures, supply chain constraints, protection of proprietary technology and compliance with FDA and other governmental regulations and approval requirements. The Company is also continuing to evaluate a variety of strategic alternatives through its ongoing engagement with Morgan Stanley as a financial advisor.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 24, 2022. The accompanying consolidated balance sheet as of December 31, 2021 was derived from the audited financial statements as of and for the year ended December 31, 2021. These condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X, and therefore omit or condense certain footnotes and other information normally included in complete consolidated financial statements prepared in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2022, its results of operations and changes in stockholders’ equity for the three and six months ended June 30, 2022 and 2021 and cash flows for the six months ended June 30, 2022 and 2021.

During the three and six months ended June 30, 2022 and 2021, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying condensed consolidated statements of operations. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Accounts Receivable
Accounts receivable is reported at realizable value, net of allowances for contractual credits and doubtful accounts in the amount of $0.1 million and $0.2 million at June 30, 2022 and December 31, 2021, respectively, which are recognized in the period the related revenue is recorded. The Company extends credit to its customers based upon an evaluation of each customer’s financial condition and credit history. Evaluations of the financial condition and associated credit risk of customers are performed on an ongoing basis. Based on these evaluations, the Company has concluded that its credit risk is minimal. At June 30, 2022, three customers accounted for an aggregate of 84% of the Company’s total accounts receivable, and at December 31, 2021, three customers accounted for approximately 94% of the Company’s total accounts receivable.

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired by the Company.  Goodwill at June 30, 2022 and December 31, 2021 was $3.5 million. All of the Company’s goodwill is attributable to its ADMA BioManufacturing business segment and is related to the Biotest Transaction.

Goodwill is not amortized but is assessed for impairment on an annual basis or more frequently if impairment indicators exist. The Company has the option to perform a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill and other intangible assets. If the Company concludes that this is the case, then it must perform a goodwill impairment test by comparing the fair value of the reporting unit to its carrying value. An impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The Company performs its annual goodwill impairment test as of October 1 of each year. The Company’s annual goodwill impairment test as of October 1, 2021 did not result in a goodwill impairment charge, and the Company did not record any impairment charges related to goodwill for the six months ended June 30, 2022 and 2021.

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets, which include property and equipment and finite-lived intangible assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s carrying value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the six months ended June 30, 2022 and 2021, the Company determined that there was no impairment of its long-lived assets.

Revenue Recognition

Revenues for the three and six months ended June 30, 2022 and 2021 are comprised of (i) revenues from the sale of the Company’s immunoglobulin products, BIVIGAM, ASCENIV and Nabi-HB, (ii) product revenues from the sale of human plasma collected through the Company’s Plasma Collection Centers business segment, (iii) contract manufacturing and laboratory services revenue, (iv) revenues from the sale of intermediate by-products; and (v) license and other revenues primarily attributable to the out-licensing of ASCENIV to Biotest in 2012 to market and sell this product in Europe and selected countries in North Africa and the Middle East. Biotest has provided the Company with certain services and financial payments in accordance with the related Biotest license agreement and is obligated to pay the Company certain amounts in the future if certain milestones are achieved. Deferred revenue is amortized into income over the term of the Biotest license, representing a period of approximately 22 years.

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

For the six months ended June 30, 2022, two customers represented an aggregate of 73% of the Company’s consolidated revenues. For the six months ended June 30, 2021, five customers represented an aggregate of 85% of the Company’s consolidated revenues.

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

Loss Per Common Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share is calculated by dividing net loss attributable to common stockholders, as adjusted for the effect of dilutive securities, if any, by the weighted average number of shares of common stock and dilutive common stock outstanding during the period. Potentially dilutive common stock includes the shares of common stock issuable upon the exercise of outstanding stock options and warrants, using the treasury stock method, as well as Restricted Stock Units (“RSUs”). Potentially dilutive common stock is excluded from the diluted loss per common share computation to the extent that it would be anti-dilutive. As a result, no potentially dilutive securities are included in the computation of any of the accompanying diluted loss per share amounts in the accompanying condensed consolidated financial statements as the Company reported a net loss for all periods presented. For the six months ended June 30, 2022 and 2021, the following securities were excluded from the calculation of diluted loss per common share because of their anti-dilutive effects:

	For the Six Months Ended June 30,
	2022	2021
Stock options	8,504,179	7,783,029
Restricted Stock Units	4,742,383	686,133
Warrants	13,556,898	4,528,160
	26,803,460	12,997,322

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

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2022 and December 31, 2021, and during the three and six months ended June 30, 2022 and 2021, the Company recognized no adjustments for uncertain tax positions.

3.	INVENTORIES

The following table provides the components of inventories:

	June 30, 2022	December 31, 2021

Raw materials	$38,321,843	$36,755,720
Work-in-process	51,136,409	58,968,535
Finished goods	56,617,207	28,999,836
Total inventories	$146,075,459	$124,724,091

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

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4.	INTANGIBLE ASSETS

Intangible assets at June 30, 2022 and December 31, 2021 consist of the following:

	June 30, 2022			December 31, 2021
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Trademark and other intangible rights related to Nabi-HB	$4,100,046	$2,977,415	$1,122,631	$4,100,046	$2,684,554	$1,415,492
Rights to intermediates	907,421	658,960	248,461	907,421	594,145	313,276
	$5,007,467	$3,636,375	$1,371,092	$5,007,467	$3,278,699	$1,728,768

All of the Company’s intangible assets were acquired in the Biotest Transaction. Amortization expense related to these intangible assets was $0.4 million for the six months ended June 30, 2022 and 2021 and $0.2 million for the three months ended June 30, 2022 and 2021. Estimated future aggregate amortization expense is expected to be as follows:

Remainder of 2022	$357,676
2023	715,352
2024	298,064

5.	PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation are summarized as follows:

	June 30, 2022	December 31, 2021
Manufacturing and laboratory equipment	$17,919,714	$16,702,991
Office equipment and computer software	5,133,876	4,082,462
Furniture and fixtures	4,364,091	3,389,140
Construction in process	4,830,287	5,496,222
Leasehold improvements	15,492,458	11,129,639
Land	4,339,441	4,339,441
Buildings and building improvements	19,096,164	19,067,032
	71,176,031	64,206,927
Less: Accumulated depreciation	(16,224,764)	(13,271,853)
Total property, plant and equipment, net	$54,951,267	$50,935,074

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

The Company recorded depreciation expense on property and equipment for the three months ended June 30, 2022 and 2021 of $1.5 million and $1.1 million, respectively, and for the six months ended June 30, 2022 and 2021 of $3.0 million and $2.2 million, respectively.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022	December 31, 2021
Accrued rebates	$7,764,200	$5,040,200
Accrued distribution fees	1,850,105	4,739,651
Accrued incentives	1,951,768	4,066,109
Accrued testing	344,892	1,189,970
Accrued payroll	1,019,912	1,167,072
Other	3,030,193	1,011,986
Total accrued expenses and other current liabilities	$15,961,070	$17,214,988

7.	DEBT

A summary of outstanding senior notes payable is as follows:

	June 30, 2022	December 31, 2021
Notes payable	$152,795,660	$100,000,000
Less:
Debt discount	(12,984,729)	(5,133,761)
Senior notes payable	$139,810,931	$94,866,239

On March 23, 2022 (the “Hayfin Closing Date”), the Company and all of its subsidiaries entered into a Credit and Guaranty Agreement (the “Hayfin Credit Agreement”) with Hayfin Services LLP (“Hayfin”). The Hayfin Credit Agreement provides for a senior secured term loan facility in a principal amount of up to $175.0 million (the “Hayfin Credit Facility”), composed of (i) a term loan made on the Hayfin Closing Date in the principal amount of $150.0 million (the “Hayfin Closing Date Loan”), and (ii) a delayed draw term loan in the principal amount of $25.0 million (the “Hayfin Delayed Draw Loan” and, together with the Hayfin Closing Date Loan, the “Hayfin Loans”). The obligation of the lenders to make the Hayfin Delayed Draw Loan expires on March 22, 2023 and is subject to the satisfaction of certain conditions, including, but not limited to, the Company’s meeting certain 12-month revenue targets as set forth in the Hayfin Credit Agreement. The Hayfin Credit Facility has a maturity date of March 23, 2027 (the “Hayfin Maturity Date”), subject to acceleration pursuant to the Hayfin Credit Agreement, including upon an Event of Default (as defined in the Hayfin Credit Agreement).

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

Borrowings under the Hayfin Credit Agreement bear interest, at the Company’s election, at either (a) a base rate (equal to the highest of (i) the rate of interest per annum last quoted by The Wall Street Journal as the “Prime Rate” in the United States, (ii) the federal funds rate in effect on such day plus 0.50% and (iii) adjusted Term Secured Overnight Financing Rate (“SOFR”) for a one-month tenor in effect on such day plus 1.00%), plus an applicable margin of 8.5%, or (b) adjusted Term SOFR for either a one-month or three-month tenor, as elected by the Company, and subject to a floor of 1.25%, plus an applicable margin of 9.5% (the “Applicable Margin”); provided, however, that upon, and during the continuance of, an Event of Default, the Applicable Margin shall increase by an additional 3% per annum. On the last day of each calendar month or quarter during the term of the Hayfin Credit Facility, the Company will pay accrued interest to Hayfin. The rate of interest in effect as of the Hayfin Closing Date and through June 30, 2022 was 10.75%. The Company is also permitted to pay “in kind” a portion of the interest on the Hayfin Loans for each monthly or quarterly interest period in an amount equal to 2.5% per annum, which is added to the principal amount of the outstanding debt under the Hayfin Credit Facility. From the Hayfin Closing Date through June 30, 2022, approximately $1.0 million of interest was paid in kind and added to the balance of the outstanding Hayfin Loans.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
On the Hayfin Maturity Date, the Company will pay Hayfin the entire outstanding principal amount underlying the Hayfin Loans and any accrued and unpaid interest thereon, as well as an exit fee of 1.0% of the outstanding principal amount being paid. This exit fee is recorded separately as a non-current liability on the accompanying condensed consolidated balance sheet as of June 30, 2022. Prior to the Hayfin Maturity Date, there are no scheduled principal payments on the Hayfin Loans. The Company may prepay outstanding principal on the Hayfin Loans at any time and from time to time upon five business days’ prior written notice, subject to the payment to Hayfin of, (A) any accrued but unpaid interest on the prepaid principal amount plus (B) an early prepayment fee in the amount equal to (i) 7.0% of the prepaid principal amount, if prepaid on or prior to the first anniversary of the Hayfin Closing Date, (ii) 3.0% of the prepaid principal amount, if prepaid after the first anniversary of the Hayfin Closing Date and on or prior to the second anniversary of the Hayfin Closing Date, or (iii) 1.0% of the prepaid principal amount, if prepaid after the second anniversary of the Hayfin Closing Date and on or prior to the third anniversary of the Hayfin Closing Date. In addition, for any prepayments of principal or payment of principal on the Hayfin Maturity Date, the Company is also required to pay the exit fee.

All of the Company’s obligations under the Hayfin Credit Agreement are secured by a first-priority lien and security interest in substantially all of the Company’s tangible and intangible assets, including intellectual property and all of the equity interests in the Company’s subsidiaries. The Hayfin Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The negative covenants restrict or limit the ability of the Company and its subsidiaries to, among other things and subject to certain exceptions contained in the Hayfin Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to the Company’s or its subsidiaries’ business activities; make certain Investments or Restricted Payments (each as defined in the Hayfin Credit Agreement); change its fiscal year; pay dividends; repay other certain indebtedness; engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that have the impact of restricting the Company’s ability to make loan repayments under the Hayfin Credit Agreement. In addition, the Company is required (i) at all times prior to the Maturity Date to maintain a minimum cash balance of $6.0 million; and (ii) as of the last day of each fiscal quarter commencing with the fiscal quarter ended June 30, 2022, report IVIG product and related revenues for the trailing 12-month period that exceed the amounts set forth in the Hayfin Credit Agreement, which range from $75.0 million for the fiscal quarter ended June 30, 2022 to $250.0 million for the fiscal quarter ended December 31, 2026. As of June 30, 2022, the Company was in compliance with all of the covenants contained in the Hayfin Credit Agreement.

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

As a result of the upfront fee and exit fee paid or payable to Hayfin, the expenses incurred by the Company  in connection with this transaction and the value of the Hayfin Warrants, the Company recognized an aggregate discount on the Hayfin Loans in the amount of $13.4 million. The Company records debt discount as a reduction to the face amount of the debt, and the debt discount is amortized as interest expense over the life of the debt using the interest method. Based on the fair value of the Hayfin Warrants and the aggregate amount of fees and expenses associated with obtaining the Hayfin Credit Facility, the effective interest rate on the Hayfin Loans as of the Hayfin Closing Date and as of June 30, 2022 was approximately 13.0%.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is currently authorized to issue up to 10 million shares of preferred stock, $0.0001, par value per share. There were no shares of preferred stock outstanding at June 30, 2022 and December 31, 2021.

Common Stock

As of June 30, 2022 and December 31, 2021, the Company was authorized to issue 300,000,000 shares of its common stock, $0.0001 par value per share, and 196,356,232 and 195,813,817 shares of common stock were outstanding as of June 30, 2022 and December 31, 2021, respectively. After giving effect to the 50,523,424 shares reserved for outstanding warrants and awards issued or reserved for future issuance under the Company’s equity incentive plans, as of June 30, 2022 there were 53,120,344 shares of common stock available for issuance.

On September 3, 2021, the Company entered into a distribution agreement with Raymond James & Associates, Inc., as agent (“Agent”), pursuant to which the Company may offer and sell, from time to time, at its option, through or to the Agent, up to an aggregate of $50 million of shares of the Company’s common stock (the “Distribution Agreement”). The Company intends to use any net proceeds from the sale of common stock under the Distribution Agreement for general corporate purposes, including procurement of source plasma and other raw materials, supply chain initiatives and production expenditures, funding expansion of plasma collection centers, working capital, capital expenditures, expansion and resources for commercialization activities, and other potential research and development and business opportunities. The Company currently has approximately $42.8 million of shares available to sell under the Distribution Agreement. There were no sales under the Distribution Agreement during the six months ended June 30, 2022.

On August 5, 2020, the Company entered into an open market sale agreement (as amended from time to time, the “Sale Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which the Company could offer and sell, from time to time, at its option, through or to Jefferies, up to an aggregate of $50 million of shares of the Company’s common stock. On November 5, 2020 and February 3, 2021, the Company and Jefferies amended the Sale Agreement to provide for increases in the aggregate offering amount under the Sale Agreement such that the Company could sell shares having an aggregate offering price of up to $105.4 million under the Sale Agreement, as amended. During the six months ended June 30, 2021, the Company issued and sold 26,907,753 shares of common stock under the Sale Agreement and received net proceeds of $59.1 million.

Warrants

In connection with the Hayfin Credit Agreement that the Company entered into on March 23, 2022 (see Note 7), the Company issued the Hayfin Warrants to purchase 9,103,047 shares of the Company’s common stock. The Hayfin Warrants were valued at $9.6 million using the Black-Scholes option-pricing model assuming an expected term of seven years, a volatility of 68.1%, a dividend yield of 0% and a risk-free rate of interest of 2.36%. During the six months ended June 30, 2022, outstanding warrants to purchase 74,309 shares of the Company’s common stock expired in accordance with the terms of the warrants. At June 30, 2022, the Company had outstanding warrants to purchase an aggregate of 13,556,898 shares of common stock, with a weighted-average exercise price of $2.00 per share. At December 31, 2021, the Company had outstanding warrants to purchase an aggregate of 4,528,160 shares of common stock, with a weighted average exercise price of $2.82 per share and expiration dates ranging between June 2022 and December 2030.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Equity Incentive Plans

The fair value of stock options granted under the ADMA Biologics, Inc. 2014 Omnibus Incentive Compensation Plan, as amended and restated (the “2014 Plan”), was determined on the date of grant using the Black-Scholes option valuation model. The Black-Scholes model was developed for use in estimating the fair value of publicly traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of certain subjective assumptions including the expected stock price volatility. The stock options granted to employees and directors have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. The following assumptions were used to determine the fair value of options granted during the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Expected term	5.5 - 6.3 years	5.5 - 6.3 years
Volatility	68%	69%
Dividend yield	0.0	0.0
Risk-free interest rate	1.72-1.73%	0.80-1.14%

On June 21, 2022, the Company’s stockholders approved the ADMA Biologics, Inc. 2022 Compensation Plan (the “2022 Equity Plan”).  Approval of the 2022 Equity Plan resulted in approximately 18 million additional shares of the Company’s common stock being reserved for future awards. During the six months ended June 30, 2022 and 2021, the Company granted options to purchase an aggregate of 1,194,032 and 1,658,050 shares of common stock, respectively, to its directors and employees.  The weighted average remaining contractual life of stock options outstanding and expected to vest at June 30, 2022 is 6.5 years. The weighted average remaining contractual life of stock options exercisable at June 30, 2022 is 5.4 years.

A summary of the Company’s option activity under the Company’s equity incentive plans and related information is as follows:

	Shares	Weighted Average Exercise Price
Options outstanding, vested and expected to vest at December 31, 2021	7,862,722	$3.93
Forfeited	(19,371)	$2.24
Expired	(533,204)	$6.78
Granted	1,194,032	$1.67
Options outstanding, vested and expected to vest at June 30, 2022	8,504,179	$3.43

Options exercisable	5,825,013	$4.04

As of June 30, 2022, the Company had $3.3 million of unrecognized compensation expense related to options granted under the Company’s equity incentive plans, which is expected to be recognized over a weighted-average period of 2.4 years.

During the six months ended June 30, 2022 and 2021, the Company granted RSUs representing an aggregate of 1,109,266 and 542,244 shares, respectively, to certain management employees of the Company and to members of its Board of Directors. These RSUs generally vest annually over a period of four years for employees and semi-annually over a period of one year for directors. During the six months ended June 30, 2022, there were 812,016 shares of common stock which vested in connection with grants of RSUs, including 254,745 milestone-based RSUs that vested in connection with the refinancing of the Company’s senior credit facility (see Note 7) and 382,117 milestone-based RSUs that vested in connection with the Company achieving a targeted gross margin for its BIVIGAM product during the six months ended June 30, 2022.With respect to the vested RSUs, 269,601 shares valued at approximately $0.4 million were withheld by the Company to cover employees’ tax liabilities. These shares have been retired by the Company and were no longer outstanding as of June 30, 2022. A summary of the Company’s unvested RSU activity and related information is as follows:

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2021	4,485,133	$1.34
Granted	1,109,266	$1.68
Vested	(812,016)	$1.41
Forfeited	(40,000)	$1.22
Balance at June 30, 2022	4,742,383	$1.41

As of June 30, 2022, the Company had $5.1 million of unrecognized compensation expense related to unvested RSUs granted under the Company’s equity incentive plans, which is expected to be recognized over a weighted-average period of 2.7 years.

Total stock-based compensation expense for all awards granted under the Company’s equity incentive plans for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$4,898	$42,479	$9,569	$147,706
Plasma center operating expenses	19,615	13,637	40,667	24,455
Selling, general and administrative	1,068,215	665,836	2,585,817	1,254,327
Cost of product revenue	98,319	83,237	196,382	160,098
Total stock-based compensation expense	$1,191,047	$805,189	$2,832,435	$1,586,586

9.	RELATED PARTY TRANSACTIONS

The Company leases an office building and equipment from Areth, LLC (“Areth”) pursuant to an agreement for services effective as of January 1, 2016, as amended from time to time. Rent expense for the six months ended June 30, 2022 and 2021 amounted to $60,000. Areth is a company controlled by Dr. Jerrold B. Grossman, the Vice Chairman of the Company’s Board of Directors, and Adam S. Grossman, the Company’s President and Chief Executive Officer. The Company also reimburses Areth for office and building-related (common area) expenses, equipment and certain other operational expenses, which were not material to the condensed consolidated financial statements for the three and six months ended June 30, 2022 and 2021.

During the six months ended June 30, 2022 and 2021, the Company purchased certain specialized medical equipment and services related to the Company’s plasma collection centers, as well as personal protective equipment, from GenesisBPS and its affiliates (“Genesis”), aggregating to $0.1 million. Genesis is owned by Dr. Grossman and Adam Grossman.

See Note 7 for a discussion of the Company’s former credit facility and related transactions with Perceptive, a holder of more than 5% of the Company’s common stock during the six months ended June 30, 2022.

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

During the six months ended June 30, 2022 and 2021, revenue attributable to international customers was approximately 7% and 14%, respectively, of the Company’s total revenues. As the Company seeks to grow this aspect of its business, it may also be subject to the impacts of the COVID-19 pandemic in locations outside the United States.

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

Although the COVID-19 pandemic has not, to date, materially adversely impacted the Company’s capital and financial resources, because the Company is unable to determine the ultimate severity or duration of the COVID-19 pandemic or other pandemics or their long-term effects on, among other things, the global, national or local economies, the capital and credit markets or the Company’s workforce, customers or our suppliers, at this time the Company is unable to predict whether COVID-19 or other pandemics will have a material adverse impact on the Company’s business, financial condition, liquidity and results of operations.

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

Effective as of May 12, 2021, the Company and Grifols amended the foregoing 2017 Plasma Purchase Agreement whereby, among other things, the term of the agreement was extended through December 31, 2022, while certain historical provisions were deleted. In order to maintain a reliable supply of raw material plasma thereafter, the Company has executed additional agreements with multiple third-party suppliers of NSP to supplement the 2017 Plasma Purchase Agreement. The Company has also increased its number of planned plasma collection center buildouts such that the Company expects to have ten FDA-approved plasma collection centers in operation by the end of 2023, while also continuing to increase its plasma collection capabilities at its ADMA BioCenters plasma collection centers business segment.

The Company purchases substantially all of its raw material plasma from Grifols. For the six months ended June 30, 2022, plasma purchases from Grifols totaled $22.8 million, or approximately 66% of the Company’s total inventory purchases. For the six months ended June 30, 2021, plasma purchases from Grifols totaled approximately $17.5 million, representing approximately 67% of the Company’s total inventory purchases.

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

The cash portion of the retention program consists of two tranches. The first tranche was paid to employees on September 30, 2021 in the amount of $1.3 million, and the second tranche aggregating to approximately $1.3 million was paid on June 15, 2022. Based on the terms of the retention agreements the Company entered into with each applicable executive and employee, approximately $0.8 million of each tranche is being recognized over the retention service period, which began on October 1, 2021 and ends on December 31, 2022, with the remainder having been recognized as expense when paid.

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of June 30, 2022. The Company does not anticipate recognizing any significant losses relating to these arrangements.

11.	SEGMENTS

The Company is engaged in the manufacture, marketing and development of specialty plasma-derived biologics.  The Company’s ADMA BioManufacturing segment reflects the Company’s immunoglobulin manufacturing, commercial and development operations in Boca Raton, FL, acquired on June 6, 2017 (see Note 1).  The Plasma Collection Centers segment as of June 30, 2022 consists of ten plasma collection facilities located throughout the U.S., six of which hold FDA licenses, with two additional plasma collection centers in operation and collecting plasma and the remaining two facilities under construction. The Corporate segment includes general and administrative overhead expenses. The Company defines its segments as those business units whose operating results are regularly reviewed by the chief operating decision maker (“CODM”) to analyze performance and allocate resources. The Company’s CODM is its President and Chief Executive Officer. Summarized financial information concerning reportable segments is shown in the following tables:

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended June 30, 2022
	ADMA BioManufacturing	Plasma Collection Centers	Corporate	Consolidated

Revenues	$32,120,119	$1,749,179	$35,709	$33,905,007

Cost of product revenue	24,287,122	1,848,492	-	26,135,614

Loss from operations	(445,248)	(4,020,799)	(4,708,692)	(9,174,739)

Interest and other expense, net	(17,796)	(336)	(4,572,035)	(4,590,167)

Net loss	(463,044)	(4,021,135)	(9,280,727)	(13,764,906)

Total assets	220,052,465	34,078,909	42,800,955	296,932,329
Depreciation and amortization expense	1,159,732	564,396	155	1,724,283

Three Months Ended June 30, 2021
	ADMA BioManufacturing	Plasma Collection Centers	Corporate	Consolidated

Revenues	$16,347,880	$1,447,001	$35,709	$17,830,590

Cost of product revenue	17,382,292	1,450,332	-	18,832,624

Loss from operations	(8,337,405)	(2,794,219)	(4,449,608)	(15,581,232)

Interest and other expense, net	(78,793)	(366)	(3,244,912)	(3,324,071)

Net loss	(8,416,198)	(2,794,585)	(7,694,520)	(18,905,303)

Total assets	169,799,509	20,593,411	42,420,872	232,813,792
Depreciation and amortization expense	1,055,537	268,927	1,530	1,325,994

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2022
	ADMA BioManufacturing	Plasma Collection Centers	Corporate	Consolidated

Revenues	$57,848,744	$5,087,939	$71,417	$63,008,100

Cost of product revenue	46,500,902	5,075,758	-	51,576,660

Loss from operations	(4,720,538)	(7,883,894)	(11,385,373)	(23,989,805)

Interest and other expense, net	(67,062)	(1,066)	(8,044,889)	(8,113,017)

Loss on extinguishment of debt	-	-	(6,669,941)	(6,669,941)

Net loss	(4,787,600)	(7,884,960)	(26,100,203)	(38,772,763)

Capital expenditures	2,584,906	4,197,263	-	6,782,169
Depreciation and amortization expense	2,271,683	1,041,899	918	3,314,500

Six Months Ended June 30, 2021
	ADMA BioManufacturing	Plasma Collection Centers	Corporate	Consolidated

Revenues	$29,768,923	$4,038,868	$71,417	$33,879,208

Cost of product revenue	32,832,049	3,770,697	-	36,602,746

Loss from operations	(17,843,093)	(4,765,060)	(8,137,328)	(30,745,481)

Interest and other expense, net	(100,307)	(750)	(6,438,706)	(6,539,763)

Net loss	(17,943,400)	(4,765,810)	(14,576,034)	(37,285,244)

Capital expenditures	2,725,432	4,321,303	-	7,046,735
Depreciation and amortization expense	2,065,307	486,918	3,397	2,555,622

Net revenues according to geographic area, based on the location of where the product is shipped, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$31,274,844	$15,424,839	$58,590,995	$29,102,848
International	2,630,163	2,405,751	4,417,105	4,776,360
Total revenues	$33,905,007	$17,830,590	$63,008,100	$33,879,208

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
12.	LEASE OBLIGATIONS

The Company leases certain properties and equipment for its ADMA BioCenters and ADMA BioManufacturing subsidiaries, which leases provide the right to use the underlying assets and require lease payments through the respective lease terms which expire at various dates through 2032. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company determines if an arrangement is an operating lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. All other leases are recorded on the balance sheet with assets representing the right to use the underlying asset for the lease term and lease liabilities representing the obligation to make lease payments arising from the lease. Right-to-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of the lease payments is determined using the Company’s incremental borrowing rate of 13%. The Company’s lease expense is recognized on a straight-line basis over the lease term and is reflected in Plasma center operating expenses and Selling, general and administrative expenses. Aggregate lease expense for the Company’s leases for the three months ended June 30, 2022 and 2021 was approximately $0.5 million and $0.4 million, respectively. Aggregate lease expense for the Company’s leases for the six months ended June 30, 2022 and 2021 was approximately $0.9 million and $0.6 million, respectively. Cash paid for the Company’s leases for the three months ended June 30, 2022 and 2021 was approximately $0.4 million and $0.6 million, respectively. Cash paid for the Company’s leases for the six months ended June 30, 2022 and 2021 was approximately $0.8 million.

Including a finance lease the Company entered into in June 2018, the Company has aggregate lease liabilities of $11.5 million and $8.1 million as of June 30, 2022 and December 31, 2021, respectively, which are comprised primarily of the leases for the Company’s plasma collection centers and a warehouse lease for raw material storage related to the Company’s immunoglobulin manufacturing operations.  The Company’s operating leases have a weighted average remaining term of 9.1 years. Scheduled payments under the Company’s lease obligations are as follows:

Remainder of 2022	$945,228
Year ended December 31, 2023	2,247,057
2024	2,223,314
2025	2,246,432
2026	1,996,036
2027	2,040,690
Thereafter	8,238,571
Total payments	19,937,328
Less: imputed interest	(8,486,760)
Current portion	(579,661)
Balance at June 30, 2022	$10,870,907

13.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information for the six months ended June 30, 2022 and 2021 is as follows:

	2022	2021
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$5,989,332	$5,534,279
Noncash Financing and Investing Activities:
Equipment acquired reflected in accounts payable and accrued liabilities	$1,164,319	$1,005,546
Right-to-use assets in exchange for lease obligations	$3,660,890	$2,844,875
Warrants issued in connection with notes payable	$9,569,604	$-

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We may also seek to develop a pipeline of plasma-derived therapeutics, including but not limited to, a product based on our most recently approved patent application under U.S. Patent No. 10,259,865 related to methods of treatment and prevention of S. pneumonia infection for an immunoglobulin manufactured to contain standardized antibodies to numerous serotypes of S. pneumoniae. In May 2022, the United States Patent and Trademark Office issued U.S. Pat. No. 11,339,206 (the “‘206 Patent”). The ‘206 Patent relates to methods of treating respiratory infections and expands ADMA’s estate of patents encompassing its proprietary immunotherapeutic compositions. In particular, the ‘206 Patent encompasses use of standardized, hyperimmune globulin for treating respiratory infections including those caused by respiratory syncytial virus (“RSV”), coronavirus, influenza virus, parainfluenza virus, and metapneumovirus. Our products and product candidates are intended to be used by physician specialists focused on caring for immune-compromised patients with or at risk for certain infectious diseases.

We manufacture these products at our FDA-licensed, plasma fractionation and purification facility located in Boca Raton, Florida with a peak annual source plasma processing capability of up to 600,000 liters (the “Boca Facility”). Based on current production yields, our completed and ongoing supply chain enhancements and capacity expansion initiatives, we believe this facility has the potential to produce quantities of our immune globulin (“IG”) products to generate more than $250 million in annual revenue beginning in 2024 and potentially in excess of $300 million of annual revenue thereafter, as well as achieving profitability during the first quarter of 2024, as we ramp-up production over the next two to four years. Based on our early 2022 revenue growth and gross margin trends, we have increased our total annual revenue target to greater than $130 million for fiscal year 2022.

Index
Through our ADMA BioCenters subsidiary, we currently operate six FDA-licensed source plasma collection facilities in the U.S., with two additional collection facilities in operation and collecting plasma presently under FDA licensing preparation and review and another two facilities under construction. This business unit, which we refer to as our Plasma Collection Centers business segment, provides us with a portion of our blood plasma for the manufacture of our products and product candidates, and also allows us to sell certain quantities of source plasma to customers for further manufacturing. As a part of our planned supply chain robustness initiative, we have opened four new plasma collection centers during the past 12 months, and we now have ten plasma collection centers in various stages of approval and development, including eight that are operational and collecting plasma. In addition, one of our FDA-approved plasma collection centers also has approvals from the Korean Ministry of Food and Drug Safety (“MFDS”), as well as FDA approval to operate a Hepatitis B immunization program. After giving effect to the progress we made in 2021 and thus far in 2022 with our plasma collection network expansion, we believe we remain on track to achieve our goal of having ten plasma collection centers licensed by the FDA by the end of 2023. A typical plasma collection center, such as those operated by ADMA BioCenters, can collect approximately 30,000 to 50,000 liters of source plasma annually, which may be sold for different prices depending upon the type of plasma, quantity of purchase and market conditions at the time of sale. Plasma collected from ADMA BioCenters’ facilities that is not used to manufacture our products or product candidates is sold to third-party customers in the U.S. and in other locations outside the U.S. where we are approved under supply agreements or in the open “spot” market.

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

On April 28, 2021, we announced that the FDA granted approval for our expanded plasma pool production scale process, allowing for a 4,400-liter plasma pool for the manufacture of our BIVIGAM IVIG product. This increased IVIG plasma pool scale allows us to produce BIVIGAM at an expanded capacity, utilizing the same equipment, release testing assays and labor force, and has had a favorable impact on our gross margins and operating results.

Index
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

ASCENIV is approved for the treatment of Primary Immune Deficiency Disorder (“PIDD”), a class of inherited genetic disorders that causes a deficient or absent immune system in adults and adolescents (12 to 17 years of age). Our pivotal Phase 3 clinical trial in 59 PIDD patients met the primary endpoint of no Serious Bacterial Infections reported during 12 months of treatment. Secondary efficacy endpoints further demonstrated the benefits of ASCENIV in the low incidence of infection, therapeutic antibiotic use, days missed from work/school/daycare and unscheduled medical visits and hospitalizations. We believe this clinical data together with the FDA approval for the treatment of PIDD better positions ADMA to potentially further evaluate ASCENIV in immune-compromised patients infected with or at-risk for RSV infection or potentially other respiratory viral pathogens at an appropriate time. Due to the COVID-19 pandemic, our plans have been delayed.  In the future however, we may work with the FDA and the immunology and infectious disease community to design an appropriate clinical trial to evaluate the use of ASCENIV in this patient population. Commercial sales of ASCENIV commenced in October of 2019 and our commercial efforts are focused on the labeled indication of patients with PIDD.

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

Index
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

During the six months ended June 30, 2022 and 2021, our revenue attributable to international customers was approximately 7% and 14%, respectively, of our total revenues. As we seek to grow this aspect of our business, we may also be subject to the impacts of the COVID-19 pandemic in locations outside the United States.

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

Although the COVID-19 pandemic has not, to date, materially adversely impacted our capital and financial resources, because we are unable to determine the ultimate severity or duration of the pandemic or its long-term effects on, among other things, the global, national or local economies, the capital and credit markets or our workforce, customers or suppliers, at this time we are unable to predict whether COVID-19, or any known or future variant or government order, will have a material adverse impact on our business, financial condition, liquidity and results of operations. After the COVID-19 global pandemic has settled, we may continue to experience adverse impacts to our business as a result of evolving macroeconomic factors, including general economic uncertainty, unemployment rates, inflationary pressures and any actual economic recession that has occurred or may occur in the future.

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

Index
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

Index
Impairment of Long-Lived Assets

We assess the recoverability of our long-lived assets, which include property and equipment and definite-lived intangible assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s carrying value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the six months ended June 30, 2022 and 2021, we determined that there was no impairment of our long-lived assets. Examples of events or circumstances that may be indicative of impairment that would require the use of significant judgment by management include:

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

Goodwill is not amortized but is assessed for impairment on an annual basis or more frequently if impairment indicators exist. The testing of goodwill for impairment requires us to determine whether or not the fair value of the reporting unit associated with the goodwill is less than its carrying amount, including goodwill and other intangible assets. An impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value, with the impairment loss recognized not to exceed the total amount of goodwill allocated to that reporting unit. In order to determine the fair value of the reporting unit, we utilize the fair value of the Company as a whole, as determined by its market capitalization. Determination of the fair value and carrying value of each reporting unit, relative to the fair value of the Company, requires management to employ certain estimates, assumptions and judgment, which we believe are reasonable. However, any changes to these estimates and assumptions could impact our determination of whether or not our goodwill is impaired. We did not recognize any impairment charges related to goodwill for the six months ended June 30, 2022 and 2021.

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

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

The following table presents a summary of the changes in our results of operations for the three months ended June 30, 2022, our second fiscal quarter, compared to the three months ended June 30, 2021:

Index
	Three Months Ended June 30,
	2022	2021	Increase (Decrease)
Revenues	$33,905,007	$17,830,590	$16,074,417
Cost of product revenue	26,135,614	18,832,624	7,302,990
Gross profit (loss)	7,769,393	(1,002,034)	8,771,427
Research and development expenses	873,386	1,158,866	(285,480)
Plasma center operating expenses	3,921,486	2,803,326	1,118,160
Amortization of intangibles	178,838	178,838	-
Selling, general and administrative expenses	11,970,422	10,438,168	1,532,254
Loss from operations	(9,174,739)	(15,581,232)	6,406,493
Interest expense	(4,573,015)	(3,246,680)	(1,326,335)
Other expense, net	(17,152)	(77,391)	60,239
Net loss	$(13,764,906)	$(18,905,303)	$5,140,397

Revenues

We recorded total revenues of $33.9 million during the three months ended June 30, 2022, as compared to $17.8 million during the three months ended June 30, 2021, an increase of $16.1 million, or approximately 90%. The increase is due to increased sales of immunoglobulin products generated by our Boca Facility manufacturing operations in 2022, primarily ASCENIV and BIVIGAM, of $15.8 million, as we continue to expand our customer base for BIVIGAM and experience increased physician, payer and patient acceptance and utilization of ASCENIV. We also benefitted from an increase in sales of normal source plasma through ADMA BioCenters of $0.3 million.

Cost of Product Revenue and Gross Profit

Cost of product revenue was $26.1 million for the three months ended June 30, 2022, as compared to $18.8 million for the three months ended June 30, 2021. This increase is primarily attributable to increased product revenue costs related to the sale of our immunoglobulin products of $5.8 million and increased product revenue costs related to our ADMA BioCenters business segment in the amount of $0.4 million. We also experienced an increase in unabsorbed manufacturing expenses of approximately $0.8 million in the second quarter of 2022 as compared to the same period of year ago, which is indicative of certain inflationary pressures being experienced by our industry for labor, materials, freight, fuel surcharges and third-party services.

For the three months ended June 30, 2022, we had gross profit of $7.8 million, as compared to a gross loss of $1.0 million for the same period of a year ago. This gross profit improvement of $8.8 million was primarily due to a more favorable mix of our higher margin products, notably ASCENIV, as well as the benefits we have begun to realize from our expanded plasma pool production scale process, allowing for a 4,400-liter plasma pool for the manufacture of our BIVIGAM IVIG product, which was approved by the FDA in the second quarter of 2021.

Research and Development Expenses

Research and development (“R&D”) expenses totaled $0.9 million for the second quarter of 2022, as compared to $1.2 million for the second quarter of 2021. The decrease is primarily due to lower expenditures related to certain of our post-marketing commitments we have with the FDA, specifically the ASCENIV and BIVIGAM pediatric studies (see Note 10 to the consolidated financial statements), for which we anticipate increased expenses in the second half of 2022.

Plasma Center Operating Expenses

Subsequent to June 30, 2021, we opened four additional plasma collection centers. As a result, for the three months ended June 30, 2022 we had increases in donor fees of $2.6 million, compensation and benefits of $1.3 million, softgoods and supplies of $0.7 million, donor testing expenses of $0.6 million, depreciation of $0.3 million,  advertising of $0.1 million and rent of $0.1 million. These increases were largely offset by a four-fold increase in plasma collections in 2022, resulting in an additional $5.0 million of costs that were capitalized into inventory.

Index
Amortization of Intangibles

Amortization expense pertains to the amortization of intangible assets acquired in the Biotest Transaction and was $0.2 million for the three months ended June 30, 2022 and 2021.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $12.0 million for the three months ended June 30, 2022, an increase of $1.5 million from the three months ended June 30, 2021. The increase reflects higher  employee compensation and related expenses, including travel, relocation and recruiting, in the amount of $1.3 million due to increased headcount associated with the overall size and scope of the organization and the stepped-up commercialization efforts for BIVIGAM and ASCENIV, increased insurance expense of $0.4 million and increased expenses for market data and intelligence fees of $0.3 million to support the BIVIGAM and ASCENIV commercialization efforts and $0.1 million of increased marketing/advertising expenses. These costs were partially offset by the severance obligation recognized in the second quarter of 2021 of $0.8 million related to the resignation of the Company’s former chief medical officer, with no comparable amount in fiscal 2022.

Loss from Operations

Our operating loss was $9.2 million for the second quarter of 2022, as compared to $15.6 million for the second quarter of 2021. The $6.4 million decrease in operating loss was mainly due to the improved gross profit of $8.8 million and lower R&D expenses, partially offset by the increases in plasma center operating expenses and SG&A.

Interest Expense

Interest expense for the three months ended June 30, 2022 was $4.6 million, as compared to $3.2 million for the three months ended June 30, 2021. The increase is mainly due to approximately $52.8 million of additional debt principal resulting from the refinancing of our senior credit facility on March 23, 2022 (see Note 7 to the consolidated financial statements and “Liquidity and Capital Resources”). We expect our interest expense to continue to increase during the remainder of 2022 and thereafter due to rising interest rates.

Net Loss

Our net loss was $13.8 million for the second quarter of 2022, as compared to $18.9 million for the second quarter of 2021. The $5.1 million decrease in net loss was mainly due to the narrowed operating loss, partially offset by the increase in interest expense.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

The following table presents a summary of the changes in our results of operations for the six months ended June 30, 2022 compared to the six months ended June 30, 2021:

	Six Months Ended June 30,
	2022	2021	Increase (Decrease)
Revenues	$63,008,100	$33,879,208	$29,128,892
Cost of product revenue	51,576,660	36,602,746	14,973,914
Gross profit (loss)	11,431,440	(2,723,538)	14,154,978
Research and development expenses	1,497,497	2,146,515	(649,018)
Plasma center operating expenses	7,896,075	5,045,669	2,850,406
Amortization of intangibles	357,676	357,676	-
Selling, general and administrative expenses	25,669,997	20,472,083	5,197,914
Loss from operations	(23,989,805)	(30,745,481)	6,755,676
Interest expense	(7,962,053)	(6,442,430)	(1,519,623)
Loss on extinguishment of debt	(6,669,941)	-	(6,669,941)
Other expense, net	(150,964)	(97,333)	(53,631)
Net loss	$(38,772,763)	$(37,285,244)	$(1,487,519)

Index
Revenues

We recorded total revenues of $63.0 million during the six months ended June 30, 2022, as compared to $33.9 million during the three months ended June 30, 2021, an increase of $29.1 million, or approximately 86%. The increase is due to increased sales of immunoglobulin products generated by our Boca Facility manufacturing operations in 2022, primarily ASCENIV and BIVIGAM, of $28.1 million. We also benefitted from increased sales of normal source plasma through ADMA BioCenters of $1.0 million.

Our consolidated revenues of $63.0 million for the first six months of 2022 includes sales of normal source plasma through ADMA BioCenters of $5.1 million (see Note 11 to the consolidated financial statements). In 2023 and beyond, we expect that substantially all of the plasma collected at our plasma collection facilities will be utilized in our Boca Facility manufacturing operations. Therefore, we do not expect any significant revenue from the sale of normal source plasma beginning in 2023.

Cost of Product Revenue and Gross Profit

Cost of product revenue was $51.6 million for the six months ended June 30, 2022, as compared to $36.6 million for the six months ended June 30, 2021. This increase of $15.0 million is primarily attributable to increased product revenue costs related to the sale of our immunoglobulin products of $11.0 million and increased product revenue costs related to our ADMA BioCenters business segment in the amount of $1.3 million. In addition, we also experienced an increase in other manufacturing expenses of approximately $2.7 million in the first half of 2022 as compared to the same period of year ago.

Our gross profit of $11.4 million for the six months ended June 30, 2022 represents an improvement over the same period of a year ago of $14.2 million and is mainly due to the improved margins we are experiencing with BIVIGAM at the larger plasma pool production scale, and to the increased relative contribution of ASCENIV to our total revenues. As a result, we achieved a gross margin of 18.1% for the first six months of 2022, as compared to a negative gross margin for the first six months of 2021.  We consider consolidated gross margin to be an important performance metric that we will monitor during the second half of 2022 and beyond.

Research and Development Expenses

R&D expenses totaled $1.5 million for the six months ended June 30, 2022, as compared to $2.1 million for the six  months ended June 30, 2021. The decrease is primarily due to reduced compensation costs, including stock-based compensation, of $0.5 million associated with R&D activities due to the resignation of our former Chief Medical and Scientific Officer in the second quarter of 2021, and to $0.1 million of lower expenses related to BIVIGAM clinical studies which are part of our FDA post-marketing commitments.

Plasma Center Operating Expenses

During the first six months of 2022, we had seven plasma collection centers in operation, excluding our eighth plasma collection center that opened on June 30, 2022, as compared to four plasma collection centers in operation during the first six months of 2021. As a result, plasma center operating expenses increased by $2.9 million in the first six months of 2022 as compared to the same period of a year ago. The increase is mainly comprised of higher donor fees in the amount $4.7 million, employee compensation and benefits of $2.5 million, softgoods and supplies of $1.4 million, donor testing expenses of $1.0 million, depreciation expense of $0.6 million, software maintenance and professional services of $0.3 million, shipping and freight costs of $0.2 million, advertising expenses of $0.2 million, utilities of $0.2 million and rent of $0.2 million, partially offset by significantly increased donor collections which had the impact of reducing our operating expenses by $8.5 million, as such expenses were charged to inventory for future manufacturing or sales. As we continue our planned expansion with the goal of having ten plasma collection centers licensed by the FDA by the end of 2023, we expect our plasma center operating expenses to continue to increase.

Amortization of Intangibles

Amortization expense pertains to the amortization of intangible assets acquired in the Biotest Transaction and was $0.4 million for the six months ended June 30, 2022 and 2021.

Index
Selling, General and Administrative Expenses

SG&A expenses were $25.7 million for the six months ended June 30, 2022, an increase of $5.2 million from the six months ended June 30, 2021. The increase reflects $1.3 million of professional fees incurred in connection with the Morgan Stanley strategic alternatives process in 2022 with no comparable amount in 2021. In addition, we had an increase in employee compensation and related expenses, including travel, relocating and recruiting, in the amount of $3.7 million due to increased headcount, increased insurance expense of $0.7 million, and increases in advertising/marketing expense of $0.3 million, software maintenance fees of $0.2 million and utilities of $0.1 million. These costs were partially offset by the absence of the $0.8 million severance obligation recognized in 2021 in connection with the resignation of our former chief medical officer and $0.5 million of third-party market intelligence fees for a one-time project related to ASCENIV that concluded in the first quarter of 2021.

Loss from Operations

Our operating loss was $24.0 million for the first six months of 2022, as compared to $30.7 million for the first six months of 2021. The $6.8 million decrease in operating loss was mainly due to the improved gross profit of $14.2 million and lower R&D expenses, largely offset by the increases in plasma center operating expenses and SG&A.

Interest Expense

The increase in interest expense of $1.5 million for the six months ended June 30, 2022 as compared to the same period of a year ago was mainly due to the additional indebtedness resulting from the refinancing of our senior credit facility on March 23, 2022 (see “Liquidity and Capital Resources”). Because our new senior credit facility allows us to pay “in kind” a portion of our monthly interest obligation, we expect our principal debt balance, along with the associated interest, to increase each reporting period for the foreseeable future.

Loss on Extinguishment of Debt

In connection with the refinancing of our senior credit facility on March 23, 2022, we incurred a loss on the extinguishment of debt in the amount of $6.7 million as a result of the redemption premium we paid to retire our previously existing credit facility in the amount of $2.0 million, and the write-off of unamortized debt discount of $4.7 million related to that facility.

Net Loss

Our net loss was $38.8 million for the six months ended June 30, 2022, as compared to $37.3 million for the six months ended June 30, 2021, as the $6.8 million decrease in loss from operations for the period was more than offset by the loss on extinguishment of debt in 2022 of $6.7 million, with no comparable amount in 2021, and the increase in interest expense resulting from our increased debt principal balance and rising interest rates.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2022, we had working capital of $194.7 million, primarily consisting of $146.1 million of inventory, cash and cash equivalents of $52.4 million and accounts receivable of $18.9 million, partially offset by accounts payable and accrued expenses of $27.3 million, as compared to working capital of $178.4 million, primarily consisting of $124.7 million of inventory, cash and cash equivalents of $51.1 million and accounts receivable of $28.6 million, partially offset by $29.6 million of accounts payable and accrued expenses, as of December 31, 2021. We have incurred an accumulated deficit of $450.9 million since inception, had negative cash flows from operations of $38.8 million and $65.5 million for the six months ended June 30, 2022 and 2021, respectively, and had negative cash flows from operations of $112.4 million and $102.0 million for the years ended December 31, 2021 and 2020, respectively. We have funded our operations over the past few years primarily from the sale of our equity and debt securities. Our material cash requirements are primarily comprised of:

•	The procurement of raw material plasma and other raw materials necessary to maintain and scale up our manufacturing operations;
•	Employee compensation and benefits;
•	Capital expenditures for the building of additional plasma collection facilities and for equipment upgrades and capacity expansion at the Boca Facility;

Index
•	Plasma donor fees and plasma center supplies;
•	Interest on our debt;
•	Marketing programs and continued commercialization efforts;
•	Boca Facility maintenance, repairs and supplies; and
•	Conducting required post-marketing clinical trials for our FDA-approved products.

In addition, our end-to-end production cycle time from procurement of raw materials to commercial release of finished product can take between seven and 12 months or potentially longer, requiring substantial inventories of raw material plasma and other manufacturing materials and single use disposables.

We expect that we will not be able to generate a sufficient amount of product revenue to achieve profitability until the beginning of 2024. We currently anticipate, based upon our projected revenue and expenditures, that our current cash, cash equivalents and accounts receivable, including the proceeds received and expected to be received from the refinancing of our senior credit facility as discussed below, along with the remaining amounts available under the distribution agreement for the sale of our common stock also discussed below, will be sufficient to fund our operations, as currently conducted, into the first quarter of 2024, at which time we believe we will begin to generate positive cash flow from operations. This time frame may change based on several factors, including the success of our commercial efforts with respect to the sale of our products and the acceptability of our immune globulin products by physicians, patients or payers, and whether or not the assumptions underlying our projected revenues and expenses are correct. If we are unable to raise additional capital if needed, including due to widespread liquidity constraints or significant market instability that could result from the COVID-19 pandemic, inflationary pressures or other factors beyond our control, we may have to delay, curtail or eliminate some of our commercialization efforts or product development activities. We are also continuing to evaluate a variety of strategic alternatives through our ongoing engagement with Morgan Stanley as a financial advisor.

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

Borrowings under the Hayfin Credit Agreement currently bear interest at the adjusted Term SOFR for either a one-month or three-month tenor, as elected by us, and subject to a floor of 1.25%, plus an applicable margin of 9.5% (the “Applicable Margin”); provided, however, that upon, and during the continuance of, an Event of Default, the Applicable Margin shall increase by an additional 3% per annum. We will also pay “in kind” a portion of the interest on the Hayfin Loans for each monthly or quarterly interest period in an amount equal to 2.5% per annum. Such interest paid “in kind” will reduce our quarterly cash interest obligation by approximately $1.0 million and will be added to the principal amount of the outstanding debt under the Hayfin Credit Facility. As a result, our outstanding debt principal on the Hayfin loans will increase each month as long as we elect to continue to pay a portion of our interest obligation “in kind.” On the Hayfin Closing Date and through June 30, 2022, our interest rate was 10.75%. On the last day of each calendar month or quarter during the term of the Hayfin Credit Facility, we are required to pay accrued interest to Hayfin of approximately $1.1 million per month or $3.2 million per quarter, after giving effect to the “in kind” interest of 2.5% per annum, but without giving effect to the Hayfin Delayed Draw Loan.

Index
Our interest obligations under the Hayfin credit agreement are subject to variable interest rates based on the Term SOFR in effect at the beginning of each monthly interest period.  With the global rise in interest rates, we expect our interest rate and our monthly cash interest obligation to increase over the remainder of fiscal 2022 and potentially into 2023 and beyond. For example, our stated interest rate, which was 10.75% for the month of June 2022, increased to approximately 11.125% for the month of July and is expected to be approximately 11.95% for the month of August.

On the Hayfin Maturity Date, we will pay Hayfin the entire outstanding principal amount underlying the Hayfin Loans and any accrued and unpaid interest thereon, as well as an exit fee of 1.0% of the outstanding principal amount being paid. Prior to the Hayfin Maturity Date, there are no scheduled principal payments on the Hayfin Loans. We may prepay outstanding principal on the Hayfin Loans at any time and from time to time upon five business days’ prior written notice, subject to the payment to Hayfin of, (A) any accrued but unpaid interest on the prepaid principal amount plus (B) a prepayment fee in the amount equal to (i) 7.0% of the prepaid principal amount, if prepaid on or prior to the first anniversary of the Hayfin Closing Date, (ii) 3.0% of the prepaid principal amount, if prepaid after the first anniversary of the Hayfin Closing Date and on or prior to the second anniversary of the Hayfin Closing Date, or (iii) 1.0% of the prepaid principal amount, if prepaid after the second anniversary of the Hayfin Closing Date and on or prior to the third anniversary of the Hayfin Closing Date. In addition, for any prepayments of principal, we are required to pay the 1.0% exit fee for the amount of principal being paid.

All of our obligations under the Hayfin Credit Agreement are secured by a first-priority lien and security interest in substantially all of our tangible and intangible assets, including intellectual property and all of the equity interests in our subsidiaries. The Hayfin Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The negative covenants restrict or limit our ability and the ability of our subsidiaries to, among other things and subject to certain exceptions contained in the Hayfin Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to our or our subsidiaries’ business activities; make certain Investments or Restricted Payments (each as defined in the Hayfin Credit Agreement); change our fiscal year; pay dividends; repay other certain indebtedness; engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that have the impact of restricting our ability to make loan repayments under the Hayfin Credit Agreement. In addition, we are required (i) at all times prior to the Maturity Date to maintain a minimum cash balance of $6.0 million; and (ii) as of the last day of each fiscal quarter commencing with the fiscal quarter ending June 30, 2022, report IVIG product and related revenues for the trailing 12-month period that exceed the amounts set forth in the Hayfin Credit Agreement, which range from $75.0 million for the fiscal quarter ending June 30, 2022 to $250.0 million for the fiscal quarter ending December 31, 2026 and each fiscal quarter thereafter. As of June 30, 2022, we were in compliance with all of the financial covenants contained in the Hayfin Credit Agreement.

On October 25, 2021, we completed an underwritten public offering whereby we issued 57.5 million shares of our common stock and received gross proceeds of $57.5 million. Net proceeds, after underwriting discounts and expenses associated with the offering, were approximately $53.8 million, and were used (i) to advance the commercial sales of our FDA approved products through the procurement of raw materials for the manufacturing of BIVIGAM and ASCENIV; (ii) to expand our plasma collection facility network; (iii) to scale up the manufacturing capacity of the Boca Facility and make continuous improvements in order to adhere to cGMP compliance; (iv) to explore business development opportunities; and (v) for general corporate purposes and other capital expenditures.

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

Index
Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:
	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(38,844,181)	$(65,491,363)
Net cash used in investing activities	(6,782,169)	(7,046,735)
Net cash provided by financing activities	46,952,285	59,025,904
Net change in cash and cash equivalents	1,325,935	(13,512,194)

Cash and cash equivalents - beginning of period	51,089,118	55,921,152
Cash and cash equivalents - end of period	$52,415,053	$42,408,958

Net Cash Used in Operating Activities
Cash used in operations for the six months ended June 30, 2022 was $38.8 million, a decrease of $26.6 million from the same period of a year ago, mainly due to reductions in accounts receivable and a lower net loss after non-cash items. The following table illustrates the primary components of our cash flows from operations:

	Six Months Ended June 30,
	2022	2021
Net loss	$(38,772,763)	$(37,285,244)
Non-cash expenses, gains and losses	14,720,818	5,057,077
Changes in accounts receivable	9,693,011	(10,307,304)
Changes in inventories	(21,351,368)	(18,164,144)
Changes in prepaid expenses and other current assets	(1,060,683)	(2,655,397)
Changes in accounts payable and accrued expenses	(2,502,982)	(1,925,710)
Other	429,786	(210,641)
Cash used in operations	$(38,844,181)	$(65,491,363)

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022 and 2021 was $6.8 million and $7.0 million, respectively, consisting of capital expenditures for the construction and buildout of new plasma collection centers and related equipment and capital expenditures at the Boca Facility. We expect our total capital expenditures will be between $5.0 million and $10.0 million for the remainder of fiscal 2022, mainly for continued plasma collection center expansion.

Net Cash Provided by Financing Activities

Cash provided by financing activities of $47.0 million for the six months ended June 30, 2022 and mainly consisted of proceeds received from the Hayfin Credit Facility, net of payments to retire our previously existing credit facility with Perceptive. Cash provided by financing activities of $59.0 million for the six months ended June 30, 2021 was mainly comprised of net proceeds received from the issuance of our common stock (see Note 8 to the consolidated financial statements).

Index
Effect of Inflation

Although inflation or changing prices did not have a significant impact on our revenues or net loss for the year ended December 31, 2020 or the first six months of 2021, inflation did impact a number of facets of our business during the year ended December 31, 2021 and the first six months of 2022 at both of our business segments. We experienced price increases for, among other items, certain raw materials, consumable supplies, services for repairs and maintenance of our facilities, shipping and freight charges, fuel surcharges and labor costs. We expect this trend to continue at least into the second half of 2022 or longer, which could have a significant impact on our future results of operations. In addition, some of our plasma purchase agreements provide for annual price increases that are tied to various consumer price indices, which have resulted in higher than historical percentage price increases and has resulted in and is expected to continue to result in higher source plasma and other raw material and supplies costs in 2022 and future periods.

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

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of June 30, 2022 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
The COVID-19 pandemic or other pandemics and efforts to reduce their spread has significantly affected worldwide economic conditions, and could have a material adverse impact on our business, liquidity, financial condition and results of operations, as well as a change to the overall market size and potential for our products.

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

Index

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

Historically, the major source of our cash has been from proceeds from various public offerings of our common stock and the issuance of debt securities. The actual amount of cash that we will need is subject to many factors. There can be no assurances that additional financing will be available if needed or that management will be able to obtain financing on terms acceptable to us or that we will become profitable and generate positive operating cash flow.

We are currently not profitable and may never become profitable.

We have a history of losses and expect to incur substantial losses and negative operating cash flows into fiscal 2023, and we may never achieve or maintain profitability. For the six months ended June 30, 2022 and 2021, we incurred net losses of $38.8 million and $37.3 million, respectively, and for the years ended December 31, 2021 and 2020, we incurred net losses of $71.6 million and $75.7 million, respectively. From our inception in 2004 through June 30, 2022, we have incurred an accumulated deficit of $450.9 million. We expect that we will not be able to generate a sufficient amount of product revenue to achieve profitability until the beginning of 2024 and, as a result, we may need to continue to finance our operations through additional equity or debt financings or corporate collaboration and licensing agreements. We also expect to continue to incur significant operating and capital expenditures and anticipate that our operating expenses will increase substantially in the foreseeable future as we:

•	expand commercialization and marketing efforts;

•	implement additional internal systems, controls and infrastructure;

•	hire additional personnel;

•	expand and build out our plasma center network; and

Index
•	expand production capacity at the Boca Facility.

As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future.

The COVID-19 pandemic and efforts to reduce its spread has significantly affected worldwide economic conditions, caused supply chain disruptions and could have a material adverse impact on our business, liquidity, financial condition and results of operations

The COVID-19 pandemic, including the Delta and Omicron variants and other resistant, mutating and emerging strains of the coronavirus, has the potential to adversely impact several aspects of each of our business segments, our commercial manufacturing operations and plasma collection facilities, including but not limited to potential disruptions to our supply-chain operations, including procurement of raw materials and packaging materials, a portion of which are sourced internationally, and the testing of finished drug product that is required prior to its availability for commercial sale.  Such testing has historically been performed by contract laboratories outside the United States. While we do not believe that the COVID-19 pandemic has significantly affected operations and immunoglobulin production at our Boca Facility or our ADMA BioCenters plasma collection operations at this time, we may experience adverse effects in the future. For example, our employees becoming ill, the imposition of additional mandatory remote working environments and federal, state and local responses to the pandemic could materially affect the efficiency and pace of our operations and manufacturing at our Boca Facility. Employee or donor illness, if not properly managed, could also impact the availability of and quality of our products. Further, in certain instances and geographic regions, we may experience decreased customer engagement (for example, as a result of a temporary shutdown of a customer’s facilities resulting from the COVID-19 pandemic or the continuation of no in-person meetings) could impact our results of operations. In addition, travel and other restrictions that have been implemented in the United States could impact our commercial efforts with respect to any of our products, including BIVIGAM and ASCENIV, as trade shows, industry and medical conferences and other events we had been planning to utilize and exhibit and attend with our staff to increase awareness of our products by physicians and payers are subject to limitations, rescheduling virtual attendance or outright cancellation in response to the pandemic. Also, due to a combination of previous state and local “shelter-in-place” orders, as well as government stimulus packages, amongst other initiatives, we have experienced, and may experience in the future, lower than expected donor collections at our FDA-licensed plasma collection centers. We were also subject to delays in shipments of source plasma from our contracted third-party suppliers, as well as delays in deliveries for personal protective equipment, reagents and other non-plasma raw materials and supplies used in the manufacture, testing and distribution of our products. We have also experienced supply chain delays as a result of significant resources being diverted towards the rapid development and distribution of COVID-19 vaccines, which could result in our need to carry more inventory than we have in the past, which would put an additional strain on our cash resources. After the COVID-19 global pandemic has settled, we may continue to experience adverse impacts to our business as a result of evolving macroeconomic factors, including general economic uncertainty, unemployment rates, high inflation, recessionary pressures and any actual economic recession that has occurred or may occur in the future.

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

Index
To the extent that we or our partners are conducting clinical trials, the pandemic could cause delays or disruptions in these or future development programs. By example, the pandemic may result in slower enrollment, the need to suspend enrollment into studies, patient withdrawals, postponement of planned clinical or preclinical studies, redirection of site resources from studies, study modification, suspension, or termination, the introduction of remote study procedures and modified informed consent procedures, study site changes, direct delivery of investigational products to patient homes requiring state licensing, study deviations or noncompliance, and changes or delays in site monitoring.  The foregoing may require that we consult with relevant review and ethics committees, IRBs, and the FDA. The foregoing may also impact the integrity of our study data. The effects of the COVID-19 pandemic may also increase the need for clinical trial patient monitoring and regulatory reporting of adverse effects.  The pandemic could further impact our ability to interact with the FDA or other regulatory authorities and may result in delays in the conduct of inspections or review of pending applications or submissions. No assurances can be provided as to the timing for completion of any regulatory submissions or applications that may be impacted by restrictions related to COVID-19 or other circumstances unknown to us presently or that are out of our direct control. Due to the potential impact of the COVID-19 outbreak on clinical trials, drug development, and manufacturing, the FDA issued a number of guidances specifically concerning COVID-19, including guidance with respect to blood and blood components. The FDA’s guidance is continually evolving.

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

Index
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

Index
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

Index
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

Index
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

For the six months ended June 30, 2022, two customers, BioCARE, Inc. (“BioCare”) and Priority Healthcare Distribution, Inc. (“Curascript”), represented an aggregate of 73% of our consolidated revenues. For the year ended December 31, 2021, four customers, BioCare, Reliance Life Sciences Pvt Limited (“Reliance”), Curascript and AmerisourceBergen Corporation, represented an aggregate of 81% of our consolidated revenues.

As of June 30, 2022, three customers, BioCare, Healix Infusion Therapy, LLC, and Reliance, represented an aggregate of 84% of our consolidated accounts receivable. As of December 31, 2021, three customers, Curascript, BioCare and Reliance, represented a total of 94% of our consolidated accounts receivable.

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

Index
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

Index
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

Index
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

Our operations have consumed substantial amounts of cash since inception. For the six months ended June 30, 2022 and 2021, we had negative cash flows from operations of $38.8 million and $65.5 million, and for the years ended December 31, 2021 and 2020, we had negative cash flows from operations of approximately $112.4 million and $102.0 million, respectively. We expect to continue to spend substantial amounts on procurement of raw material plasma and other raw materials necessary to scale up our manufacturing operations, commercial product launches, capacity expansion at the Boca Facility and building additional plasma collection facilities. In addition, our end-to-end production cycle from procurement of raw materials to commercial release of finished product can take between seven and 12 months or potentially longer, requiring substantial investments in raw material plasma and other manufacturing materials. We expect that we will not be able to generate a sufficient amount of product revenue to achieve profitability until the beginning of 2024 and, as a result, we may need to continue to finance our operations through additional equity or debt financings or corporate collaboration and licensing agreements. We currently anticipate, based upon our projected revenue and expenditures, that our current cash, cash equivalents and accounts receivable, including the proceeds received and expected to be received from the refinancing of our senior credit facility, along with the remaining funds available under the distribution agreement for the sale of our common stock (see “Liquidity and Capital Resources”), will be sufficient to fund our operations, as currently conducted, into the first quarter of 2024, at which time we believe we will begin to generate positive cash flow from operations. This time frame may change based upon how quickly we are able to execute on our commercialization efforts and operational initiatives and whether or not the assumptions underlying our projected revenues and expenses are correct. If we are unable to raise additional capital if needed, including due to widespread liquidity constraints or significant market instability that could result from the COVID-19 pandemic, we will have to delay, curtail or eliminate our commercialization efforts or our product development activities.

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

Index
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

As of August 5, 2022, most of our 196,357,149 outstanding shares of common stock, as well as a substantial number of shares of our common stock underlying outstanding warrants, were available for sale in the public market, subject to certain restrictions with respect to sales of our common stock by our affiliates, either pursuant to Rule 144 under the Securities Act, or under effective registration statements. Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, could cause the market price of our common stock to decline or adversely affect demand for our common stock.

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

As of June 30, 2022, Perceptive, Stonepine Capital Management, LLC, Caligan LP, NWQ Investment Management Company, LLC and our directors and executive officers and their affiliates owned approximately 26% of the outstanding shares of our common stock. Provisions of our Certificate of Incorporation, our Bylaws and Delaware law may have the effect of deterring unsolicited takeovers or delaying or preventing a change in control of our Company or changes in our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. These provisions include:

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

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board. Currently, our Certificate of Incorporation authorizes the issuance of up to 300,000,000 shares of common stock. As of June 30, 2022, there were 53,120,344 shares remaining available for issuance, after giving effect to 26,803,460 shares of our common stock that were subject to outstanding stock options, RSUs and warrants as of June 30, 2022 that may be issued by us without stockholder approval, as well as an additional 23,719,964 shares reserved for the future issuance of awards under our equity compensation plans.

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

ADMA Biologics, Inc.

Date:August 10, 2022	By:	/s/ Adam S. Grossman
Name:Adam S. Grossman
Title:President and Chief Executive Officer

Date:August 10, 2022	By:	/s/ Brian Lenz
Name: Brian Lenz
Title: Executive Vice President and Chief Financial Officer

Index
EXHIBIT INDEX

Exhibit Number	Description
10.1	ADMA Biologics, Inc. 2022 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2022).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from ADMA Biologics, Inc.’s Form 10-Q for the quarter ended June 30, 2022, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited) for the three and six months ended June 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2022 and 2021, and (v) Notes to (Unaudited) Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.