Form 10-Q
period 2022-09-30
ADMA BIOLOGICS, INC.
filed 2022-11-09
CIK 1368514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2022
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

As of November 4, 2022, there were 196,777,308 shares of the issuer’s common stock outstanding.

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

These statements may be found under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Quarterly Report on Form 10-Q. Forward-looking statements  may be identified by the use of terms such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” or “should” or the negative thereof or other variations thereof or comparable terminology. Our actual results could differ materially from those contained in the forward-looking statements due to the factors described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022. Any forward-looking statement included or incorporated by reference in this Quarterly Report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions related to our operations, industry and future growth. These forward-looking statements speak only as of the dates such statements are made and we undertake no obligation to publicly update any forward-looking statements or to publicly announce revisions to any of the forward-looking statements, unless otherwise required by the federal securities laws.

iii

Index
PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$34,906,020	$51,089,118
Accounts receivable, net	20,902,385	28,576,857
Inventories	162,913,633	124,724,091
Prepaid expenses and other current assets	5,372,484	4,339,245
Total current assets	224,094,522	208,729,311
Property and equipment, net	56,946,090	50,935,074
Intangible assets, net	1,192,254	1,728,768
Goodwill	3,529,509	3,529,509
Right to use assets	10,335,873	7,262,658
Deposits and other assets	4,459,322	4,067,404
TOTAL ASSETS	$300,557,570	$276,252,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,197,806	$12,429,409
Accrued expenses and other current liabilities	18,378,932	17,214,988
Current portion of deferred revenue	142,834	142,834
Current portion of lease obligations	720,755	591,084
Total current liabilities	44,440,327	30,378,315
Senior notes payable, net of discount	141,365,706	94,866,239
Deferred revenue, net of current portion	1,868,739	1,975,865
End of term fee	1,500,000	-
Lease obligations, net of current portion	10,636,083	7,462,388
Other non-current liabilities	362,179	397,351
TOTAL LIABILITIES	200,173,034	135,080,158

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock - voting, $0.0001 par value, 300,000,000 shares authorized, 196,776,871 and 195,813,817 shares issued and outstanding	19,678	19,581
Additional paid-in capital	566,149,846	553,265,706
Accumulated deficit	(465,784,988)	(412,112,721)
TOTAL STOCKHOLDERS’ EQUITY	100,384,536	141,172,566
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$300,557,570	$276,252,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

REVENUES:
Product revenue	$41,054,429	$20,644,842	$103,991,112	$54,452,633
License revenue	35,708	35,708	107,125	107,125
Total revenues	41,090,137	20,680,550	104,098,237	54,559,758
Cost of product revenue	31,433,496	20,295,213	83,010,156	56,897,959
Gross profit (loss)	9,656,641	385,337	21,088,081	(2,338,201)

OPERATING EXPENSES:
Research and development	1,041,947	770,557	2,539,444	2,917,072
Plasma center operating expenses	4,859,450	3,146,221	12,755,525	8,191,890
Amortization of intangible assets	178,838	178,838	536,514	536,514
Selling, general and administrative	12,893,139	10,726,797	38,563,136	31,198,880
Total operating expenses	18,973,374	14,822,413	54,394,619	42,844,356

LOSS FROM OPERATIONS	(9,316,733)	(14,437,076)	(33,306,538)	(45,182,557)

OTHER INCOME (EXPENSE):
Interest income	7,236	4,256	42,573	32,241
Interest expense	(5,580,366)	(3,298,680)	(13,542,419)	(9,741,110)
Loss on extinguishment of debt	-	-	(6,669,941)	-
Other expense	(9,641)	18,546	(195,942)	(106,772)
Other expense, net	(5,582,771)	(3,275,878)	(20,365,729)	(9,815,641)

NET LOSS	$(14,899,504)	$(17,712,954)	$(53,672,267)	$(54,998,198)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.08)	$(0.13)	$(0.27)	$(0.44)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	196,383,935	133,770,147	196,204,893	125,682,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (Unaudited)

For the Three and Nine Months Ended September 30, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	195,813,817	$19,581	$553,265,706	$(412,112,721)	$141,172,566
Stock-based compensation	-	-	1,641,388	-	1,641,388
Warrants issued in connection with notes payable	-	-	9,569,604	-	9,569,604
Vesting of Restricted Stock Units, net of shares withheld for taxes and retired	533,712	54	(442,690)	-	(442,636)
Net loss	-	-	-	(25,007,857)	(25,007,857)
Balance at March 31, 2022	196,347,529	19,635	564,034,008	(437,120,578)	126,933,065
Stock-based compensation	-	-	1,191,047	-	1,191,047
Vesting of Restricted Stock Units, net of shares withheld for taxes and retired	8,703	1	41,320	-	41,321
Net loss	-	-	-	(13,764,906)	(13,764,906)
Balance at June 30, 2022	196,356,232	19,636	565,266,375	(450,885,484)	114,400,527
Stock-based compensation	-	-	1,313,494	-	1,313,494
Vesting of Restricted Stock Units, net of shares withheld for taxes	420,639	42	(430,023)	-	(429,981)
Net loss	-	-	-	(14,899,504)	(14,899,504)
Balance at September 30, 2022	196,776,871	$19,678	$566,149,846	$(465,784,988)	$100,384,536

For the Three and Nine Months Ended September 30, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	104,902,888	$10,490	$428,704,039	$(340,465,103)	$88,249,426
Stock-based compensation	-	-	781,397	-	781,397
Issuance of common stock, net of offering expenses	18,080,708	1,808	41,910,707	-	41,912,515
Vesting of Restricted Stock Units, net of shares withheld for taxes and retired	61,385	6	(59,317)	-	(59,311)
Net loss	-	-	-	(18,379,941)	(18,379,941)
Balance at March 31, 2021	123,044,981	12,304	471,336,826	(358,845,044)	112,504,086
Stock-based compensation	-	-	805,189	-	805,189
Issuance of common stock, net of offering expenses	8,827,045	883	17,188,677	-	17,189,560
Net loss	-	-	-	(18,905,303)	(18,905,303)
Balance at June 30, 2021	131,872,026	13,187	489,330,692	(377,750,347)	111,593,532
Stock-based compensation	-	-	688,274	-	688,274
Vesting of Restricted Stock Units, net of shares withheld for taxes and retired	3,515	-	(2,287)	-	(2,287)
Issuance of common stock, net of offering expenses	6,438,276	644	8,212,958	-	8,213,602
Net loss	-	-	-	(17,712,954)	(17,712,954)
Balance at September 30, 2021	138,313,817	$13,831	$498,229,637	$(395,463,301)	$102,780,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(53,672,267)	$(54,998,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,176,492	3,977,786
Loss on disposal of fixed assets	8,408	80,479
Interest paid in kind	2,023,932	-
Stock-based compensation	4,145,929	2,274,860
Amortization of debt discount	1,908,127	1,394,142
Loss on extinguishment of debt	6,669,941	-
Amortization of license revenue	(107,125)	(107,125)
Changes in operating assets and liabilities:
Accounts receivable	7,674,472	(7,155,331)
Inventories	(38,189,543)	(32,587,272)
Prepaid expenses and other current assets	(1,033,238)	(2,812,580)
Deposits and other assets	195,756	(813,415)
Accounts payable	12,768,396	6,209,132
Accrued expenses	667,193	5,526,220
Other current and non-current liabilities	(365,415)	107,552
Net cash used in operating activities	(52,128,942)	(78,903,750)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,162,650)	(9,835,404)
Net cash used in investing activities	(10,162,650)	(9,835,404)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(100,000,000)	-
Proceeds from issuance of common stock, net of offering expenses	-	67,315,677
Payment of debt refinancing fees	(2,000,000)	-
Proceeds from issuance of note payable	151,750,000	-
Taxes paid on vested Restricted Stock Units	(831,297)	(61,598)
Payments on finance lease obligations	(27,281)	(25,507)
Payment of deferred financing fees	(2,782,928)	-
Net cash provided by financing activities	46,108,494	67,228,572

Net decrease in cash and cash equivalents	(16,183,098)	(21,510,582)
Cash and cash equivalents - beginning of period	51,089,118	55,921,152
Cash and cash equivalents - end of period	$34,906,020	$34,410,570

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

ADMA operates through its wholly-owned subsidiaries ADMA BioManufacturing, LLC (“ADMA BioManufacturing”) and ADMA BioCenters Georgia Inc. (“ADMA BioCenters”). ADMA BioManufacturing was formed in January 2017 to facilitate the acquisition of the Biotest Therapy Business Unit (“BTBU”) from BPC Plasma, Inc. (formerly Biotest Pharmaceuticals Corporation) (“BPC” and, together with Biotest AG, “Biotest”) on June 6, 2017. The acquisition included certain assets of BTBU, including the U.S. Food and Drug Administration (“FDA”)-licensed BIVIGAM and Nabi-HB immunoglobulin products, and an FDA-licensed plasma fractionation manufacturing facility located in Boca Raton, FL (the “Boca Facility”) (the “Biotest Transaction”). BTBU had previously been the Company’s third-party contract manufacturer. ADMA BioCenters is the Company’s source plasma collection business with ten plasma collection facilities in various stages of approval and development located throughout the U.S., seven of which hold an approved license with the FDA, with two additional collection facilities in operation and collecting plasma presently under FDA licensing preparation and review and another facility under construction.

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

As of September 30, 2022, the Company had working capital of $179.7 million, including $34.9 million of cash and cash equivalents. Based upon the Company’s current projected revenue and expenditures, including capital expenditures and continued implementation of the Company’s commercialization and expansion activities, the Company’s management currently believes that its cash, cash equivalents, projected revenue and accounts receivable, together with the remaining available funds under the distribution agreement entered into in September of 2021 (see Note 8) and the additional proceeds available from the refinancing of the Company’s senior debt on March 23, 2022 (see Note 7), will be sufficient to fund ADMA’s operations, as currently conducted, into the first quarter of 2024, at which time the Company believes it will begin to generate positive cash flow from operations. These estimates may change based upon several factors, including the success of the Company’s commercial efforts with respect to the sale of its products, whether or not the assumptions underlying the Company’s projected revenues and expenses are correct and the acceptability of ADMA’s immune globulin products by physicians, patients or payers. Depending on the cost of capital, the Company may decide to raise capital through public or private equity offerings or debt financings, or may enter into a corporate collaboration or licensing arrangement. The sale of additional or equity or debt securities, if convertible, could result in dilution to the Company’s stockholders and, in such event, the value and potential future market price of its common stock may decline. There can be no assurance that the Company’s approved products will be commercially viable, or that plant capacity expansion, plasma center buildouts or other capital improvements will be successfully completed or that any product developed in the future will be approved. The Company is subject to risks common to companies in the biologics, biotechnology and pharmaceutical manufacturing industries including, but not limited to, dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, inflationary pressures, supply chain constraints, protection of proprietary technology and compliance with FDA and other governmental regulations and approval requirements.

The Company continues to evaluate a variety of strategic alternatives through its ongoing engagement with Morgan Stanley. The exploration of value-creating opportunities remains a top corporate priority for ADMA.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 24, 2022.  The accompanying consolidated balance sheet as of December 31, 2021 was derived from the audited financial statements as of and for the year ended December 31, 2021. These condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X, and therefore omit or condense certain footnotes and other information normally included in complete consolidated financial statements prepared in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of September 30, 2022, its results of operations and changes in stockholders’ equity for the three and nine months ended September 30, 2022 and 2021 and cash flows for the nine months ended September 30, 2022 and 2021.

During the three and nine months ended September 30, 2022 and 2021, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying condensed consolidated statements of operations. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Accounts Receivable
Accounts receivable is reported at realizable value, net of allowances for contractual credits and doubtful accounts in the amount of $0.1 million and $0.2 million at September 30, 2022 and December 31, 2021, respectively, which are recognized in the period the related revenue is recorded. The Company extends credit to its customers based upon an evaluation of each customer’s financial condition and credit history. Evaluations of the financial condition and associated credit risk of customers are performed on an ongoing basis. Based on these evaluations, the Company has concluded that its credit risk is minimal. At September 30, 2022, four customers accounted for an aggregate of 93% of the Company’s total accounts receivable, and at December 31, 2021, three customers accounted for approximately 94% of the Company’s total accounts receivable.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Inventories

Raw materials inventory consists of various materials purchased from suppliers, including normal source plasma and RSV plasma, used in the production of the Company’s products. Work-in-process and finished goods inventories (see Note 3) reflect the cost of raw materials as well as costs for direct and indirect labor, primarily salaries, wages and benefits for applicable employees, as well as an allocation of overhead costs related to the Boca Facility including utilities, property taxes, general repairs and maintenance, consumable supplies and depreciation. The allocation of Boca Facility overhead to inventory is generally based upon the estimated square footage of the Boca Facility that is used in the production of the Company’s products relative to the total square footage of the facility.

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired by the Company.  Goodwill at September 30, 2022 and December 31, 2021 was $3.5 million. All of the Company’s goodwill is attributable to its ADMA BioManufacturing business segment and is related to the Biotest Transaction.

Goodwill is not amortized but is assessed for impairment on an annual basis or more frequently if impairment indicators exist. The Company has the option to perform a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill and other intangible assets. If the Company concludes that this is the case, then it must perform a goodwill impairment test by comparing the fair value of the reporting unit to its carrying value. An impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The Company performs its annual goodwill impairment test as of October 1 of each year. The Company’s annual goodwill impairment test as of October 1, 2022 did not result in a goodwill impairment charge, and the Company did not record any impairment charges related to goodwill for the nine months ended September 30, 2022 and 2021.

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets, which include property and equipment and finite-lived intangible assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s carrying value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the nine months ended September 30, 2022 and 2021, the Company determined that there was no impairment of its long-lived assets.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Revenue Recognition

Revenues for the three and nine months ended September 30, 2022 and 2021 are comprised of (i) revenues from the sale of the Company’s immunoglobulin products, BIVIGAM, ASCENIV and Nabi-HB, (ii) product revenues from the sale of human plasma collected through the Company’s Plasma Collection Centers business segment, (iii) contract manufacturing and laboratory services revenue, (iv) revenues from the sale of intermediate by-products; and (v) license and other revenues primarily attributable to the out-licensing of ASCENIV to Biotest in 2012 to market and sell this product in Europe and selected countries in North Africa and the Middle East. Biotest has provided the Company with certain services and financial payments in accordance with the related Biotest license agreement and is obligated to pay the Company certain amounts in the future if certain milestones are achieved. Deferred revenue is amortized into income over the term of the Biotest license, representing a period of approximately 22 years.

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

For the nine months ended September 30, 2022, two customers represented an aggregate of 72% of the Company’s consolidated revenues. For the nine months ended September 30, 2021, four customers represented an aggregate of 74% of the Company’s consolidated revenues.

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

Loss Per Common Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share is calculated by dividing net loss attributable to common stockholders, as adjusted for the effect of dilutive securities, if any, by the weighted average number of shares of common stock and dilutive common stock outstanding during the period. Potentially dilutive common stock includes the shares of common stock issuable upon the exercise of outstanding stock options and warrants, using the treasury stock method, as well as Restricted Stock Units (“RSUs”). Potentially dilutive common stock is excluded from the diluted loss per common share computation to the extent that it would be anti-dilutive. As a result, no potentially dilutive securities are included in the computation of any of the accompanying diluted loss per share amounts in the accompanying condensed consolidated financial statements as the Company reported a net loss for all periods presented. For the nine months ended September 30, 2022 and 2021, the following securities were excluded from the calculation of diluted loss per common share because of their anti-dilutive effects:

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	For the Nine Months Ended September 30,
	2022	2021
Stock options	8,334,313	7,831,622
Restricted Stock Units	4,129,487	4,469,133
Warrants	13,556,898	4,528,160
	26,020,698	16,828,915

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

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2022 and December 31, 2021, and during the three and nine months ended September 30, 2022 and 2021, the Company recognized no adjustments for uncertain tax positions.

3.	INVENTORIES

The following table provides the components of inventories:

	September 30, 2022	December 31, 2021
Raw materials	$47,777,758	$36,755,720
Work-in-process	47,517,076	58,968,535
Finished goods	67,618,799	28,999,836
Total inventories	$162,913,633	$124,724,091

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

4.	INTANGIBLE ASSETS

Intangible assets at September 30, 2022 and December 31, 2021 consist of the following:

	September 30, 2022			December 31, 2021
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Trademark and other intangible rights related to Nabi-HB	$4,100,046	$3,123,845	$976,201	$4,100,046	$2,684,554	$1,415,492
Rights to intermediates	907,421	691,368	216,053	907,421	594,145	313,276
	$5,007,467	$3,815,213	$1,192,254	$5,007,467	$3,278,699	$1,728,768

All of the Company’s intangible assets were acquired in the Biotest Transaction. Amortization expense related to these intangible assets was $0.5 million for the nine months ended September 30, 2022 and 2021 and $0.2 million for the three months ended September 30, 2022 and 2021. Estimated future aggregate amortization expense is expected to be as follows:

Remainder of 2022	$178,838
2023	715,352
2024	298,064

5.	PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation are summarized as follows:

	September 30, 2022	December 31, 2021
Manufacturing and laboratory equipment	$18,245,894	$16,702,991
Office equipment and computer software	5,251,818	4,082,462
Furniture and fixtures	4,680,870	3,389,140
Construction in process	5,537,520	5,496,222
Leasehold improvements	17,520,132	11,129,639
Land	4,339,441	4,339,441
Buildings and building improvements	19,266,803	19,067,032
	74,842,478	64,206,927
Less: Accumulated depreciation	(17,896,388)	(13,271,853)
Total property, plant and equipment, net	$56,946,090	$50,935,074

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

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company recorded depreciation expense on property and equipment for the three months ended September 30, 2022 and 2021 of $1.7 million and $1.2 million, respectively, and for the nine months ended September 30, 2022 and 2021 of $4.6 million and $3.4 million, respectively.

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022	December 31, 2021
Accrued rebates	$9,112,871	$5,040,200
Accrued distribution fees	2,486,555	4,739,651
Accrued incentives	2,866,982	4,066,109
Accrued testing	256,608	1,189,970
Accrued payroll and other compensation	1,550,263	1,197,337
Other	2,105,653	981,721
Total accrued expenses and other current liabilities	$18,378,932	$17,214,988

7.	DEBT

A summary of outstanding senior notes payable is as follows:

	September 30, 2022	December 31, 2021
Notes payable	$153,773,932	$100,000,000
Less:
Debt discount	(12,408,226)	(5,133,761)
Senior notes payable	$141,365,706	$94,866,239

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

On the Hayfin Closing Date, the Company used $100.0 million of the Hayfin Closing Date Loan to terminate and pay in full all of the outstanding obligations under the Company’s previously existing credit facility (the “Perceptive Credit Facility”) with Perceptive Credit Holdings II, LP (“Perceptive”). The Company also used $2.0 million of the Hayfin Closing Date Loan proceeds to pay a redemption premium to Perceptive and used approximately $1.0 million of the Hayfin Closing Date Loan proceeds to pay certain fees and expenses incurred in connection with this transaction. In addition, a $1.8 million upfront fee payable to Hayfin was paid “in kind” and was added to the outstanding principal balance in accordance with the terms of the Hayfin Credit Agreement. In connection with the retirement of the Perceptive Credit Facility and all of the obligations thereunder, the Company recorded a loss on extinguishment of debt in the amount of $6.7 million, consisting of the write-off of unamortized discount related to the Perceptive indebtedness and the redemption premium paid to Perceptive.

Borrowings under the Hayfin Credit Agreement bear interest, at the Company’s election, at either (a) a base rate (equal to the highest of (i) the rate of interest per annum last quoted by The Wall Street Journal as the “Prime Rate” in the United States, (ii) the federal funds rate in effect on such day plus 0.50% and (iii) adjusted Term Secured Overnight Financing Rate (“SOFR”) for a one-month tenor in effect on such day plus 1.00%), plus an applicable margin of 8.5%, or (b) adjusted Term SOFR for either a one-month or three-month tenor, as elected by the Company, and subject to a floor of 1.25%, plus an applicable margin of 9.5% (the “Applicable Margin”); provided, however, that upon, and during the continuance of, an Event of Default, the Applicable Margin shall increase by an additional 3% per annum. On the last day of each calendar month or quarter during the term of the Hayfin Credit Facility, the Company will pay accrued interest to Hayfin. The rate of interest in effect as of the Hayfin Closing Date and as of September 30, 2022 was 10.75% and approximately 12.1%, respectively. The Company is also permitted to pay “in kind” a portion of the interest on the Hayfin Loans for each monthly or quarterly interest period in an amount equal to 2.5% per annum, which is added to the principal amount of the outstanding debt under the Hayfin Credit Facility. From the Hayfin Closing Date through September 30, 2022, approximately $2.0 million of interest was paid in kind and added to the balance of the outstanding Hayfin Loans.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
On the Hayfin Maturity Date, the Company will pay Hayfin the entire outstanding principal amount underlying the Hayfin Loans and any accrued and unpaid interest thereon, as well as an exit fee of 1.0% of the outstanding principal amount being paid. This exit fee is recorded separately as a non-current liability on the accompanying condensed consolidated balance sheet as of September 30, 2022. Prior to the Hayfin Maturity Date, there are no scheduled principal payments on the Hayfin Loans. The Company may prepay outstanding principal on the Hayfin Loans at any time and from time to time upon five business days’ prior written notice, subject to the payment to Hayfin of, (A) any accrued but unpaid interest on the prepaid principal amount plus (B) an early prepayment fee in the amount equal to (i) 7.0% of the prepaid principal amount, if prepaid on or prior to the first anniversary of the Hayfin Closing Date, (ii) 3.0% of the prepaid principal amount, if prepaid after the first anniversary of the Hayfin Closing Date and on or prior to the second anniversary of the Hayfin Closing Date, or (iii) 1.0% of the prepaid principal amount, if prepaid after the second anniversary of the Hayfin Closing Date and on or prior to the third anniversary of the Hayfin Closing Date. In addition, for any prepayments of principal or payment of principal on the Hayfin Maturity Date, the Company is also required to pay the exit fee.

All of the Company’s obligations under the Hayfin Credit Agreement are secured by a first-priority lien and security interest in substantially all of the Company’s tangible and intangible assets, including intellectual property and all of the equity interests in the Company’s subsidiaries. The Hayfin Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The negative covenants restrict or limit the ability of the Company and its subsidiaries to, among other things and subject to certain exceptions contained in the Hayfin Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to the Company’s or its subsidiaries’ business activities; make certain Investments or Restricted Payments (each as defined in the Hayfin Credit Agreement); change its fiscal year; pay dividends; repay certain other indebtedness; engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that have the impact of restricting the Company’s ability to make loan repayments under the Hayfin Credit Agreement. In addition, the Company is required (i) at all times prior to the Maturity Date to maintain a minimum cash balance of $6.0 million; and (ii) as of the last day of each fiscal quarter, report IVIG product and related revenues for the trailing 12-month period that exceed the amounts set forth in the Hayfin Credit Agreement, which range from $75.0 million for the fiscal quarter ended June 30, 2022 to $250.0 million for the fiscal quarter ended December 31, 2026. As of September 30, 2022, the Company was in compliance with all of the covenants contained in the Hayfin Credit Agreement.

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

As a result of the upfront fee and exit fee paid or payable to Hayfin, the expenses incurred by the Company  in connection with this transaction and the value of the Hayfin Warrants, the Company recognized an aggregate discount on the Hayfin Loans in the amount of $13.9 million. The Company records debt discount as a reduction to the face amount of the debt, and the debt discount is amortized as interest expense over the life of the debt using the interest method. Based on the fair value of the Hayfin Warrants and the aggregate amount of fees and expenses associated with obtaining the Hayfin Credit Facility, the effective interest rate on the Hayfin Loans as of the Hayfin Closing Date and as of September 30, 2022 was approximately 13.0% and 14.3%, respectively.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is currently authorized to issue up to 10 million shares of preferred stock, $0.0001, par value per share. There were no shares of preferred stock outstanding at September 30, 2022 and December 31, 2021.

Common Stock

As of September 30, 2022 and December 31, 2021, the Company was authorized to issue 300,000,000 shares of its common stock, $0.0001 par value per share, and 196,776,871 and 195,813,817 shares of common stock were outstanding as of September 30, 2022 and December 31, 2021, respectively. After giving effect to the 49,951,243 shares reserved for outstanding warrants and awards issued or reserved for future issuance under the Company’s equity incentive plans, as of September 30, 2022 there were 53,271,886 shares of common stock available for issuance.

On September 3, 2021, the Company entered into a distribution agreement with Raymond James & Associates, Inc., as agent (“Agent”), pursuant to which the Company may offer and sell, from time to time, at its option, through or to the Agent, up to an aggregate of $50 million of shares of the Company’s common stock (the “Distribution Agreement”). The Company intends to use any net proceeds from the sale of common stock under the Distribution Agreement for general corporate purposes, including procurement of source plasma and other raw materials, supply chain initiatives and production expenditures, funding expansion of plasma collection centers, working capital, capital expenditures, expansion and resources for commercialization activities, and other potential research and development and business opportunities. The Company currently has approximately $42.8 million of shares available to sell under the Distribution Agreement. There were no sales under the Distribution Agreement during the nine months ended September 30, 2022. During the nine months ended September 30, 2021, the Company issued 5,540,831 shares of its common stock under the Distribution Agreement and received net proceeds of $6.9 million.

On August 5, 2020, the Company entered into an open market sale agreement (as amended from time to time, the “Sale Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which the Company could offer and sell, from time to time, at its option, through or to Jefferies, up to an aggregate of $50 million of shares of the Company’s common stock. On November 5, 2020 and February 3, 2021, the Company and Jefferies amended the Sale Agreement to provide for increases in the aggregate offering amount under the Sale Agreement such that the Company could sell shares having an aggregate offering price of up to $105.4 million under the Sale Agreement, as amended. The Sale Agreement was terminated on August 31, 2021. During the nine months ended September 30, 2021, the Company issued and sold 27,805,198 shares of common stock under the Sale Agreement and received net proceeds of $60.4 million.

Warrants

In connection with the Hayfin Credit Agreement that the Company entered into on March 23, 2022 (see Note 7), the Company issued the Hayfin Warrants to purchase 9,103,047 shares of the Company’s common stock. The Hayfin Warrants were valued at $9.6 million using the Black-Scholes option-pricing model assuming an expected term of seven years, a volatility of 68.1%, a dividend yield of 0% and a risk-free rate of interest of 2.36%. During the nine months ended September 30, 2022, outstanding warrants to purchase 74,309 shares of the Company’s common stock expired in accordance with the terms of the warrants. At September 30, 2022, the Company had outstanding warrants to purchase an aggregate of 13,556,898 shares of common stock, with a weighted-average exercise price of $2.00 per share. At December 31, 2021, the Company had outstanding warrants to purchase an aggregate of 4,528,160 shares of common stock, with a weighted average exercise price of $2.82 per share and expiration dates ranging between June 2022 and December 2030.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Equity Incentive Plans

The fair value of stock options granted under the ADMA Biologics, Inc. 2014 Omnibus Incentive Compensation Plan, as amended and restated (the “2014 Plan”), was determined on the date of grant using the Black-Scholes option valuation model. The Black-Scholes model was developed for use in estimating the fair value of publicly traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of certain subjective assumptions including the expected stock price volatility. The stock options granted to employees and directors have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. The following assumptions were used to determine the fair value of options granted during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Expected term	5.5 - 6.3 years	5.5 - 6.3 years
Volatility	68%	69%
Dividend yield	0.0	0.0
Risk-free interest rate	1.72-1.73%	0.80-1.14%

On June 21, 2022, the Company’s stockholders approved the ADMA Biologics, Inc. 2022 Compensation Plan (the “2022 Equity Plan”).  Approval of the 2022 Equity Plan resulted in approximately 18 million additional shares of the Company’s common stock being reserved for future awards. During the nine months ended September 30, 2022 and 2021, the Company granted options to purchase an aggregate of 1,194,032 and 1,757,050 shares of common stock, respectively, to its directors and employees.  The weighted average remaining contractual life of stock options outstanding and expected to vest at September 30, 2022 is 6.3 years. The weighted average remaining contractual life of stock options exercisable at September 30, 2022 is 5.4 years.

A summary of the Company’s option activity under the Company’s equity incentive plans and related information is as follows:

		Weighted
		Average
	Shares	Exercise Price
Options outstanding, vested and expected to vest at December 31, 2021	7,862,722	$3.93
Forfeited	(31,021)	$2.37
Expired	(691,420)	$6.91
Granted	1,194,032	$1.67
Options outstanding, vested and expected to vest at September 30, 2022	8,334,313	$3.36

Options exercisable	5,992,738	$3.86

As of September 30, 2022, the Company had $2.8 million of unrecognized compensation expense related to options granted under the Company’s equity incentive plans, which is expected to be recognized over a weighted-average period of 2.3 years.

       During the nine months ended September 30, 2022 and 2021, the Company granted RSUs representing an aggregate of 1,119,266 and 4,332,244 shares, respectively, to certain management employees of the Company and to members of its Board of Directors. Except for the RSUs granted under the Company’s retention incentive program discussed below, these RSUs generally vest annually over a period of four years for employees and semi-annually over a period of one year for directors. On September 28, 2021, the Company implemented a retention incentive program for the Company’s executive management and certain employees (see Note 10), whereby the Company issued an aggregate of 3,780,000 RSUs, of which 2,632,500 are time-based RSUs and 1,147,500 are milestone-based RSUs. Fifty percent of the time-based RSUs granted under the retention bonus program will vest on December 31, 2022, with the remainder vesting in quarterly installments through December 31, 2024. The milestone-based RSUs vest upon achievement of the applicable milestone, and all of the milestone-based RSUs vested during the nine months ended September 30, 2022. During the nine months ended September 30, 2022, an aggregate of 1,409,912 shares of common stock vested in connection with grants of RSUs, including all of the milestone-based RSUs. With respect to the vested RSUs, 446,858 shares valued at approximately $0.8 million were withheld by the Company to cover employees’ tax liabilities. These shares have been retired by the Company or otherwise made available again for issuance under the 2022 Equity Plan and were no longer outstanding as of September 30, 2022. A summary of the Company’s unvested RSU activity and related information is as follows:

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
		Weighted
		Average Grant
	Shares	Date Fair Value
Balance at December 31, 2021	4,485,133	$1.34
Granted	1,119,266	$1.69
Vested	(1,409,912)	$1.33
Forfeited	(65,000)	$1.40
Balance at September 30, 2022	4,129,487	$1.44

As of September 30, 2022, the Company had $4.2 million of unrecognized compensation expense related to unvested RSUs granted under the Company’s equity incentive plans, which is expected to be recognized over a weighted-average period of 2.6 years.

Total stock-based compensation expense for all awards granted under the Company’s equity incentive plans for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$4,952	$1,526	$14,521	$149,232
Plasma center operating expenses	21,588	14,150	62,255	38,605
Selling, general and administrative	1,187,043	596,084	3,772,860	1,850,411
Cost of product revenue	99,911	76,514	296,293	236,612
Total stock-based compensation expense	$1,313,494	$688,274	$4,145,929	$2,274,860

9.	RELATED PARTY TRANSACTIONS

The Company leases an office building and equipment from Areth, LLC (“Areth”) pursuant to an agreement for services effective as of January 1, 2016, as amended from time to time. Rent expense for the nine months ended September 30, 2022 and 2021 amounted to $90,000 (see Note 14). Areth is a company controlled by Dr. Jerrold B. Grossman, the Vice Chairman of the Company’s Board of Directors, and Adam S. Grossman, the Company’s President and Chief Executive Officer. The Company also reimburses Areth for office and building-related (common area) expenses, equipment and certain other operational expenses, which were not material to the condensed consolidated financial statements for the three and nine months ended September 30, 2022 and 2021.

During the nine months ended September 30, 2022 and 2021, the Company purchased certain specialized medical equipment and services related to the Company’s plasma collection centers, as well as personal protective equipment, from GenesisBPS and its affiliates (“Genesis”), aggregating to $0.1 million. Genesis is owned by Dr. Grossman and Adam Grossman.

See Note 7 for a discussion of the Company’s former credit facility and related transactions with Perceptive, a holder of more than 5% of the Company’s common stock during the nine months ended September 30, 2022.

During the nine months ended September 30, 2021, in connection with the resignation of Dr. James Mond, the Company’s former Chief Scientific and Medical Officer, the Company recognized an expense and corresponding liability in the amount of $0.8 million for estimated payments to be made under a separation and transition agreement with Dr. Mond. Such payments were made in scheduled installments over a period of 10 months.

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

Due to a combination of previous state and local “shelter-in-place” orders, as well as government stimulus packages, persisting social distancing measures and varying roll-outs of vaccinations by state, the Company was experiencing lower than normal donor collections at its FDA approved plasma collection centers. The Company was also subject to delays in shipments of source plasma from its contracted third-party suppliers, as well as delays in deliveries for personal protective equipment, reagents and other non-plasma raw materials and supplies used in the manufacture and distribution of its products. In addition, the Company is subject to supply chain delays as a result of certain of its suppliers diverting significant resources towards the rapid development and distribution of COVID-19 vaccines and, as a result, the Company has elected to carry more raw materials inventory than it has in the past. The COVID-19 pandemic previously impacted, to a certain degree, the Company’s customer engagement initiatives, whereby ADMA’s sales and medical affairs field personnel faced difficulties communicating directly with physicians and other healthcare professionals, as well as the cancellation or postponement of a number of key scientific and medical meetings, further limiting the Company’s ability to communicate with potential customers.

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

During the nine months ended September 30, 2022 and 2021, revenue attributable to international customers was approximately 7% and 13%, respectively, of the Company’s total revenues. As the Company seeks to grow this aspect of its business, it may also be subject to the impacts of the COVID-19 pandemic in locations outside the United States.

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

The Company purchases substantially all of its raw material plasma from Grifols. For the nine months ended September 30, 2022, plasma purchases from Grifols totaled $40.3 million, or approximately 68% of the Company’s total inventory purchases. For the nine months ended September 30, 2021, plasma purchases from Grifols totaled approximately $31.2 million, representing approximately 69% of the Company’s total inventory purchases.

Post-Marketing Commitments

In connection with the approval of the BLA for BIVIGAM, on December 19, 2012 Biotest committed to perform two additional post-marketing studies, a pediatric study to evaluate the efficacy and safety of BIVIGAM in children and adolescents, and a post-authorization safety study to further assess the potential risk of hypotension and hepatic and renal impairment in BIVIGAM-treated patients with primary humoral immunodeficiency. These studies are still pending completion. ADMA has assumed the remaining obligations, and the costs of the studies will be expensed as incurred as research and development expenses. For the three months ended September 30, 2022 and 2021, the Company incurred expenses related to these studies $0.7 million and $0.3 million, respectively. For the nine months ended September 30, 2022 and 2021, the Company incurred expenses of $1.5 million and $1.3 million, respectively. The Company currently expects to incur expenses of  approximately $2.0 million to $3.0 million to complete these studies, with both studies to be completed by June of 2023.

In connection with the FDA’s approval of ASCENIV on April 1, 2019, the Company is required to perform a pediatric study to evaluate the safety and efficacy of ASCENIV in children and adolescents. For the three months ended September 30, 2022 and 2021, the Company incurred expenses related to these studies $0.1 million and $0.2 million, respectively. For the nine months ended September 30, 2022 and 2021, the Company incurred expenses of $0.3 million and $0.5 million, respectively. The Company expects to incur expenses of approximately $2 million to complete this study, which is required to be completed by June of 2023.

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

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of September 30, 2022. The Company does not anticipate recognizing any significant losses relating to these arrangements.

11.	SEGMENTS

The Company is engaged in the manufacture, marketing and development of specialty plasma-derived biologics.  The Company’s ADMA BioManufacturing segment reflects the Company’s immunoglobulin manufacturing, commercial and development operations in Boca Raton, FL, acquired on June 6, 2017 (see Note 1).  The Plasma Collection Centers segment consists of ten plasma collection facilities located throughout the U.S., seven of which currently hold FDA licenses, with two additional plasma collection centers in operation and collecting plasma and the remaining facility under construction. The Corporate segment includes general and administrative overhead expenses. The Company defines its segments as those business units whose operating results are regularly reviewed by the chief operating decision maker (“CODM”) to analyze performance and allocate resources. The Company’s CODM is its President and Chief Executive Officer. Summarized financial information concerning reportable segments is shown in the following tables:

Three Months Ended September 30, 2022
	ADMA	Plasma Collection
	BioManufacturing	Centers	Corporate	Consolidated

Revenues	$37,280,798	$3,773,631	$35,708	$41,090,137

Cost of product revenue	27,883,046	3,550,450	-	31,433,496

Income (loss) from operations	297,310	(4,636,269)	(4,977,774)	(9,316,733)

Interest and other expense, net	(3,023)	(154)	(5,579,594)	(5,582,771)

Net income (loss)	294,287	(4,636,423)	(10,557,368)	(14,899,504)

Total assets	242,983,498	39,125,933	18,448,139	300,557,570
Depreciation and amortization expense	1,214,529	647,463	-	1,861,992

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended September 30, 2021
	ADMA	Plasma Collection
	BioManufacturing	Centers	Corporate	Consolidated

Revenues	$19,063,077	$1,581,765	$35,708	$20,680,550

Cost of product revenue	18,695,783	1,599,430	-	20,295,213

Loss from operations	(7,456,129)	(3,163,886)	(3,817,061)	(14,437,076)

Interest and other expense, net	22,822	(1,597)	(3,297,103)	(3,275,878)

Net loss	(7,433,307)	(3,165,483)	(7,114,164)	(17,712,954)

Total assets	189,019,883	22,273,264	27,347,259	238,640,406
Depreciation and amortization expense	1,064,757	356,233	1,174	1,422,164

Nine Months Ended September 30, 2022
	ADMA	Plasma Collection
	BioManufacturing	Centers	Corporate	Consolidated

Revenues	$95,129,542	$8,861,570	$107,125	$104,098,237

Cost of product revenue	74,383,948	8,626,208	-	83,010,156

Loss from operations	(4,423,228)	(12,520,163)	(16,363,147)	(33,306,538)

Interest and other expense, net	(70,084)	(1,221)	(13,624,483)	(13,695,788)

Loss on extinguishment of debt	-	-	(6,669,941)	(6,669,941)

Net loss	(4,493,312)	(12,521,384)	(36,657,571)	(53,672,267)

Capital expenditures	4,292,246	5,870,404	-	10,162,650
Depreciation and amortization expense	3,486,212	1,689,362	918	5,176,492

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2021
	ADMA	Plasma Collection
	BioManufacturing	Centers	Corporate	Consolidated

Revenues	$48,832,000	$5,620,633	$107,125	$54,559,758

Cost of product revenue	51,527,832	5,370,127	-	56,897,959

Loss from operations	(25,299,223)	(7,928,946)	(11,954,388)	(45,182,557)

Interest and other expense, net	(77,484)	(2,349)	(9,735,808)	(9,815,641)

Net loss	(25,376,707)	(7,931,295)	(21,690,196)	(54,998,198)

Capital expenditures	3,805,472	6,029,932	-	9,835,404
Depreciation and amortization expense	3,130,064	843,151	4,571	3,977,786

Net revenues according to geographic area, based on the location of where the product is shipped, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$37,854,167	$18,265,945	$96,445,162	$47,368,793
International	3,235,970	2,414,605	7,653,075	7,190,965
Total revenues	$41,090,137	$20,680,550	$104,098,237	$54,559,758

12.	LEASE OBLIGATIONS

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

The Company determines if an arrangement is an operating lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. All other leases are recorded on the balance sheet with assets representing the right to use the underlying asset for the lease term and lease liabilities representing the obligation to make lease payments arising from the lease. Right-to-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of the lease payments is determined using the Company’s then-incremental borrowing rate of 13%. The Company’s lease expense is recognized on a straight-line basis over the lease term and is reflected in Plasma center operating expenses and Selling, general and administrative expenses. Aggregate lease expense for the Company’s leases for the three months ended September 30, 2022 and 2021 was approximately $0.6 million and $0.4 million, respectively. Aggregate lease expense for the Company’s leases for the nine months ended September 30, 2022 and 2021 was approximately $1.5 million and $1.0 million, respectively. Cash paid for the Company’s leases for the three months ended September 30, 2022 and 2021 was approximately $0.5 million and $0.3 million, respectively. Cash paid for the Company’s leases for the nine months ended September 30, 2022 and 2021 was approximately $1.3 million and 1.1 million, respectively.

Including a finance lease the Company entered into in June 2018, the Company has aggregate lease liabilities of $11.4 million and $8.1 million as of September 30, 2022 and December 31, 2021, respectively, which are comprised primarily of the leases for the Company’s plasma collection centers and a warehouse lease for raw material storage related to the Company’s immunoglobulin manufacturing operations.  The Company’s operating leases have a weighted average remaining term of 8.8 years. Scheduled payments under the Company’s lease obligations are as follows:

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Remainder of 2022	$480,854
Year ended December 31, 2023	2,247,057
2024	2,223,314
2025	2,246,432
2026	1,996,036
2027	2,040,690
Thereafter	8,238,571
Total payments	19,472,954
Less: imputed interest	(8,116,116)
Current portion	(720,755)
Balance at September 30, 2022	$10,636,083

In addition to the foregoing lease obligations, the Company leases an office building and equipment from Areth as discussed in Note 7. In connection with the amendment to this lease discussed in Note 14, the Company will pay an additional $0.5 million to Areth from October 1, 2022 through December 31, 2026.

13.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information for the nine months ended September 30, 2022 and 2021 is as follows:

	2022	2021
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$9,610,361	$8,346,968
Noncash Financing and Investing Activities:
Equipment acquired reflected in accounts payable and accrued liabilities	$1,749,746	$1,382,818
Right-to-use assets in exchange for lease obligations	$3,660,890	$2,844,875
Warrants issued in connection with notes payable	$9,569,604	$-

14.	SUBSEQUENT EVENT

As discussed in Note 7, the Company leases an office building and equipment from Areth. The lease term was for a period of 12 months and provided for automatic one-year renewals unless ADMA provided written notice of termination to Areth 60 days prior to the end of the term. Effective as of October 1, 2022, the Company and Areth agreed to extend the term of the lease to December 31, 2026 at the current monthly rent.

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

We manufacture these products at our FDA-licensed, plasma fractionation and purification facility located in Boca Raton, Florida with a peak annual source plasma processing capability of up to 600,000 liters (the “Boca Facility”). Based on current production yields, our completed and ongoing supply chain enhancements and capacity expansion initiatives, we believe this facility has the potential to produce quantities of our immune globulin (“IG”) products to generate approximately $250 million or more in annual revenue beginning in 2024 and approximately $300 million or more thereafter, as well as achieving profitability during the first quarter of 2024, as we ramp-up production over the next several years. Based on our current 2022 revenue growth year-to-date, we have increased our total annual revenue target to approximately $145 million for fiscal year 2022.

Index
Through our ADMA BioCenters subsidiary, we currently operate seven FDA-licensed source plasma collection facilities in the U.S., with two additional collection facilities in operation and collecting plasma presently under FDA licensing preparation and review and another facility under construction. This business unit, which we refer to as our Plasma Collection Centers business segment, provides us with a portion of our blood plasma for the manufacture of our products, and also allows us to sell certain quantities of source and hyperimmune plasma to third-party customers for further manufacturing. As a part of our planned supply chain robustness initiative, we have opened four new plasma collection centers during the past 12 months, and we now have ten plasma collection centers in various stages of approval and development, including nine that are operational and collecting plasma. In addition, three of our FDA-approved plasma collection centers also have approvals from the Korean Ministry of Food and Drug Safety (“MFDS”), as well as FDA approval to operate a Hepatitis B immunization program. After giving effect to the progress we made in 2021 and thus far in 2022 with our plasma collection network expansion, we believe we remain on track to achieve our goal of having ten plasma collection centers licensed by the FDA by the end of 2023. A typical plasma collection center, such as those operated by ADMA BioCenters, can collect approximately 30,000 to 50,000 liters of source plasma annually, which may be sold for different prices depending upon the type of plasma, quantity of purchase and market conditions at the time of sale. Plasma collected from ADMA BioCenters’ facilities that is not used to manufacture our products or product candidates is sold to third-party customers in the U.S. and in other locations outside the U.S. where we are approved under supply agreements or in the open “spot” market.

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

ASCENIV is approved for the treatment of Primary Immune Deficiency Disorder (“PIDD”), a class of inherited genetic disorders that causes a deficient or absent immune system in adults and adolescents (12 to 17 years of age). Our pivotal Phase 3 clinical trial in 59 PIDD patients met the primary endpoint of no Serious Bacterial Infections reported during 12 months of treatment. Secondary efficacy endpoints further demonstrated the benefits of ASCENIV in the low incidence of infection, therapeutic antibiotic use, days missed from work/school/daycare and unscheduled medical visits and hospitalizations. We believe this clinical data together with the FDA approval for the treatment of PIDD better positions ADMA to potentially further evaluate ASCENIV in immune-compromised patients infected with or at-risk for RSV infection or potentially other respiratory viral pathogens at an appropriate time. Due to the COVID-19 pandemic, our plans have been delayed.  In the future however, we may work with the FDA and the immunology and infectious disease community to design an appropriate clinical trial to evaluate the use of ASCENIV in this patient population. Commercial sales of ASCENIV commenced in October of 2019 and our commercial and medical education efforts are focused on the labeled indication of patients with PIDD.

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

Index
Due to a combination of previous state and local “shelter-in-place” orders, as well as government stimulus packages, persisting social distancing measures and varying roll-outs of vaccinations by state, we were experiencing lower than normal donor collections at our FDA approved plasma collection centers. We are also subject to delays in shipments of source plasma from our contracted third-party suppliers, as well as delays in deliveries for personal protective equipment, reagents and other non-plasma raw materials and supplies used in the manufacture and distribution of our products. In addition, we are subject to supply chain delays as a result of certain of our suppliers diverting significant resources towards the rapid development and distribution of COVID-19 vaccines and, as a result, we have elected to carry more raw materials inventory than we have in the past. The COVID-19 pandemic previously impacted, to a certain degree, our customer engagement initiatives, whereby ADMA’s sales and medical affairs field personnel faced difficulties communicating directly with physicians and other healthcare professionals, as well as the cancellation or postponement of a number of key scientific and medical meetings, further limiting our ability to communicate with potential customers.

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

During the nine months ended September 30, 2022 and 2021, our revenue attributable to international customers was approximately 7% and 13%, respectively, of our total revenues. As we seek to grow this aspect of our business, we may also be subject to the impacts of the COVID-19 pandemic in locations outside the United States.

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

Stock-Based Compensation and Valuation of Warrants

All equity-based payments, including grants of stock options and Restricted Stock Units (“RSUs”) are recognized at their estimated fair value at the date of grant, and compensation expense is recognized on a straight-line basis over the grantee’s requisite vesting period. For the purpose of valuing stock options granted to our employees, directors and officers, we use the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of publicly traded options, which have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the underlying Black-Scholes assumptions can materially affect the fair value estimate. To determine the risk-free interest rate, we utilize the U.S. Treasury yield curve in effect at the time of the grant with a term consistent with the expected term of our awards. The expected term of the options granted is in accordance with U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletins 107 and 110 and is based on the average between vesting terms and contractual terms. The expected dividend yield reflects our current and expected future policy for dividends on our Common Stock. The expected stock price volatility for our stock options was calculated by examining the historical volatility of our Common Stock since our Common Stock became publicly traded in the fourth quarter of 2013. We will continue to analyze the expected stock price volatility and expected term assumptions and will adjust our Black-Scholes option pricing assumptions as appropriate. Any changes in the foregoing Black-Scholes assumptions, or if we were to elect to utilize an alternative method for valuing stock options granted to employees, directors and officers, could potentially impact our stock-based compensation expense and our results of operations.

We also use the Black-Scholes option valuation model for the purpose of estimating the fair value of warrants we issue from time to time in connection with the issuance of notes payable. Changes in our Black-Scholes assumptions, or if we were to utilize an alternative method for valuing warrants issued to our lenders, could impact our interest expense and results of operations.

Index
Impairment of Long-Lived Assets

We assess the recoverability of our long-lived assets, which include property and equipment and definite-lived intangible assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s carrying value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the nine months ended September 30, 2022 and 2021, we determined that there was no impairment of our long-lived assets. Examples of events or circumstances that may be indicative of impairment that would require the use of significant judgment by management include:

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

Goodwill is not amortized but is assessed for impairment on an annual basis or more frequently if impairment indicators exist. The testing of goodwill for impairment requires us to determine whether or not the fair value of the reporting unit associated with the goodwill is less than its carrying amount, including goodwill and other intangible assets. An impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value, with the impairment loss recognized not to exceed the total amount of goodwill allocated to that reporting unit. In order to determine the fair value of the reporting unit, we utilize the fair value of the Company as a whole, as determined by its market capitalization. Determination of the fair value and carrying value of each reporting unit, relative to the fair value of the Company, requires management to employ certain estimates, assumptions and judgment, which we believe are reasonable. However, any changes to these estimates and assumptions could impact our determination of whether or not our goodwill is impaired. We did not recognize any impairment charges related to goodwill for the nine months ended September 30, 2022 and 2021.

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

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

The following table presents a summary of the changes in our results of operations for the three months ended September 30, 2022, our third fiscal quarter, compared to the three months ended September 30, 2021:

Index
	Three Months Ended September 30,
	2022	2021	Increase (Decrease)
Revenues	$41,090,137	$20,680,550	$20,409,587
Cost of product revenue	31,433,496	20,295,213	11,138,283
Gross profit	9,656,641	385,337	9,271,304
Research and development expenses	1,041,947	770,557	271,390
Plasma center operating expenses	4,859,450	3,146,221	1,713,229
Amortization of intangibles	178,838	178,838	-
Selling, general and administrative expenses	12,893,139	10,726,797	2,166,342
Loss from operations	(9,316,733)	(14,437,076)	5,120,343
Interest expense	(5,580,366)	(3,298,680)	(2,281,686)
Other (expense) income, net	(2,405)	22,802	(25,207)
Net loss	$(14,899,504)	$(17,712,954)	$2,813,450

Revenues

We recorded total revenues of $41.1 million during the three months ended September 30, 2022, as compared to $20.7 million during the three months ended September 30, 2021, an increase of $20.4 million, or approximately 99%. The increase is due to increased sales of immunoglobulin products, primarily ASCENIV and BIVIGAM, generated by our Boca Facility manufacturing operations in 2022 of $18.2 million, as we continue to experience increased physician, payer and patient acceptance and utilization of ASCENIV and expand our customer base for BIVIGAM. We also benefitted from an increase in sales of normal source plasma through ADMA BioCenters of $2.2 million.

Cost of Product Revenue and Gross Profit

Cost of product revenue was $31.4 million for the three months ended September 30, 2022, as compared to $20.3 million for the three months ended September 30, 2021. This increase is primarily attributable to increased product revenue costs related to the increased sales of our immunoglobulin products of $10.6 million and increased product revenue costs related to our ADMA BioCenters business segment in the amount of $2.0 million. These increases were partially offset by a decrease in unabsorbed manufacturing expenses of approximately $1.3 million in the third quarter of 2022 as compared to the same period of a year ago, due to higher production levels at the Boca Facility in 2022.

For the three months ended September 30, 2022, we had gross profit of $9.7 million, as compared to $0.4 million for the same period of a year ago. This gross profit improvement of $9.3 million was primarily due to the revenue increase discussed above and a more favorable mix of our higher margin products, notably ASCENIV, as well as the benefits we have begun to realize from our expanded production scale process, allowing for a 4,400-liter plasma pool for the manufacture of our BIVIGAM IVIG product, which was approved by the FDA in the second quarter of 2021, as compared to our 2,200-liter plasma pool. As a result, we achieved a gross margin of 23.5% in the third quarter of 2022 as compared to 1.9% in the third quarter of 2021.

Research and Development Expenses

Research and development (“R&D”) expenses totaled $1.0 million for the third quarter of 2022, as compared to $0.8 million for the third quarter of 2021. The increase is primarily due to higher expenditures related to the BIVIGAM post-marketing commitments we have with the FDA (see Note 10 to the consolidated financial statements).

Plasma Center Operating Expenses

During the third quarter of 2021, we had five plasma collection centers in operation. During the third quarter of 2022, we had eight plasma collection centers in operation, with our ninth collection center opening at the end of the third quarter of 2022. As a result, for the three months ended September 30, 2022 we had increases in donor fees of $3.4 million, compensation and benefits of $1.5 million, softgoods and supplies of $1.1 million, donor testing expenses of $0.9 million, depreciation of $0.3 million, advertising of $0.1 million, software maintenance expense of $0.1 million, professional services of $0.2 million, transportation costs of $0.1 million and rent of $0.1 million. These increases were largely offset by substantially increased plasma collections resulting in an additional $6.5 million of costs that were capitalized into inventory.

Index
Amortization of Intangibles

Amortization expense pertains to the amortization of intangible assets acquired in the Biotest Transaction and was $0.2 million for the three months ended September 30, 2022 and 2021.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $12.9 million for the three months ended September 30, 2022, an increase of $2.2 million from the three months ended September 30, 2021. The increase reflects higher employee compensation and related expenses, including travel, relocation and recruiting, in the amount of $1.1 million due to increased headcount associated with the overall size and scope of the organization and the stepped-up commercialization efforts for BIVIGAM and ASCENIV, increased insurance expense of $0.2 million, increased expenses for market intelligence and data fees of $0.7 million to support the BIVIGAM and ASCENIV commercialization efforts and $0.2 million of increased marketing expenses.

Loss from Operations

Our operating loss was $9.3 million for the third quarter of 2022, as compared to $14.4 million for the third quarter of 2021. The $5.1 million decrease in operating loss was mainly due to the improved gross profit of $9.3 million, partially offset by the increases in plasma center operating expenses and SG&A.

Interest Expense

Interest expense for the three months ended September 30, 2022 was $5.6 million, as compared to $3.3 million for the three months ended September 30, 2021. The increase is mainly due to approximately $53.8 million of additional debt principal resulting from the refinancing of our senior credit facility on March 23, 2022 (see Note 7 to the consolidated financial statements and “Liquidity and Capital Resources”). We expect our interest expense to continue to increase during the remainder of 2022 and thereafter due to rising interest rates.

Net Loss

Our net loss was $14.9 million for the third quarter of 2022, as compared to $17.7 million for the third quarter of 2021. The $2.8 million decrease in net loss was mainly due to the narrowed operating loss, partially offset by the increase in interest expense.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

The following table presents a summary of the changes in our results of operations for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021:

Index
	Nine Months Ended September 30,
	2022	2021	Increase (Decrease)
Revenues	$104,098,237	$54,559,758	$49,538,479
Cost of product revenue	83,010,156	56,897,959	26,112,197
Gross profit (loss)	21,088,081	(2,338,201)	23,426,282
Research and development expenses	2,539,444	2,917,072	(377,628)
Plasma center operating expenses	12,755,525	8,191,890	4,563,635
Amortization of intangibles	536,514	536,514	-
Selling, general and administrative expenses	38,563,136	31,198,880	7,364,256
Loss from operations	(33,306,538)	(45,182,557)	11,876,019
Interest expense	(13,542,419)	(9,741,110)	(3,801,309)
Loss on extinguishment of debt	(6,669,941)	-	(6,669,941)
Other expense, net	(153,369)	(74,531)	(78,838)
Net loss	$(53,672,267)	$(54,998,198)	$1,325,931

Revenues

We recorded total revenues of $104.1 million during the nine months ended September 30, 2022, as compared to $54.6 million during the nine months ended September 30, 2021, an increase of $49.5 million, or approximately 91%. The increase is primarily due to increased sales of immunoglobulin products, mainly ASCENIV and BIVIGAM, generated by our Boca Facility manufacturing operations in 2022 of $46.3 million. We also benefitted from increased sales of normal source and hyperimmune plasma through ADMA BioCenters of $3.2 million.

Our consolidated revenues of $104.1 million for the first nine months of 2022 includes sales of normal source plasma through our ADMA BioCenters subsidiary of $8.7 million (see Note 11 to the consolidated financial statements). In 2023 and beyond, we expect that a substantial portion of the plasma collected at our plasma collection facilities will be utilized in our Boca Facility manufacturing operations. Therefore, we do not anticipate significant revenues from the sale of normal source plasma beginning in 2023.

Cost of Product Revenue and Gross Profit

Cost of product revenue was $83.0 million for the nine months ended September 30, 2022, as compared to $56.9 million for the nine months ended September 30, 2021. This increase of $26.1 million is primarily attributable to volume-related increases in product revenue costs related to the sale of our immunoglobulin products of $21.4 million and increased product revenue costs related to our ADMA BioCenters business segment in the amount of $3.3 million. In addition, we also experienced an increase in other manufacturing expenses of approximately $1.3 million in the first nine months of 2022 as compared to the same period of a year ago, which is indicative of certain inflationary pressures being experienced by our industry for labor, materials, freight, fuel surcharges and third-party services.

Our gross profit of $21.1 million for the nine months ended September 30, 2022 represents an improvement over the same period of a year ago of $23.4 million and is mainly due to the higher sales volume, the improved margins we are experiencing with BIVIGAM at the larger plasma pool production scale, and to the increased relative contribution of ASCENIV to our total revenues. As a result, we achieved a gross margin of 20.3% for the first nine months of 2022, as compared to a negative gross margin for the first nine months of 2021.

Research and Development Expenses

R&D expenses totaled $2.5 million for the nine months ended September 30, 2022, as compared to $2.9 million for the nine months ended September 30, 2021. The decrease is primarily due to reduced compensation costs, including stock-based compensation, of $0.6 million associated with R&D activities due to the resignation of our former Chief Medical and Scientific Officer in the second quarter of 2021, partially offset by $0.2 million of increased expenses related to BIVIGAM clinical studies which are part of our FDA post-marketing commitments.

Index
Plasma Center Operating Expenses

Subsequent to September 30, 2021, we opened four new plasma collection centers. As a result, plasma center operating expenses increased by $4.6 million in the first nine months of 2022 as compared to the same period of a year ago. The increase is mainly comprised of higher donor fees in the amount $8.1 million and increased expenses associated with employee compensation and benefits of $4.0 million, softgoods and supplies of $2.5 million, donor testing expenses of $1.9 million, depreciation expense of $0.8 million, software maintenance and professional services of $0.6 million, shipping and freight costs of $0.2 million, advertising expenses of $0.3 million, janitorial and utilities expense of $0.2 million, travel expense of $0.2 million and rent of $0.3 million, partially offset by significantly increased donor collections which had the impact of reducing our operating expenses by approximately $15.0 million, as such expenses were charged to inventory for future manufacturing or sales. As we continue our planned expansion with the goal of having ten plasma collection centers licensed by the FDA by the end of 2023, we expect our plasma center operating expenses to continue to increase.

Amortization of Intangibles

Amortization expense pertains to the amortization of intangible assets acquired in the Biotest Transaction and was $0.5 million for the nine months ended September 30, 2022 and 2021.

Selling, General and Administrative Expenses

SG&A expenses were $38.6 million for the nine months ended September 30, 2022, an increase of $7.4 million from the nine months ended September 30, 2021. The increase reflects $1.4 million of professional fees incurred in connection with the Morgan Stanley strategic alternatives process in 2022 with no comparable amount in 2021. In addition, we had an increase in employee compensation and related expenses, including travel, relocation and recruiting, in the amount of $4.8 million, $1.9 million of which is stock-based compensation, due to increased headcount, increased insurance expense of $1.0 million, and increases in marketing expense of $0.3 million, market intelligence and data fees of $1.0 million and utilities of $0.2 million. These costs were partially offset by the absence of the $0.8 million severance obligation recognized in 2021 in connection with the resignation of our former chief medical officer with no comparable amount in fiscal 2022 as well as lower repairs and maintenance expense in 2022 of $0.4 million.

Loss from Operations

Our operating loss was $33.3 million for the first nine months of 2022, as compared to $45.2 million for the first nine months of 2021. The $11.9 million decrease in operating loss was mainly due to the improved gross profit of $23.4 million, largely offset by the increases in plasma center operating expenses and SG&A.

Interest Expense

The increase in interest expense of $3.8 million for the nine months ended September 30, 2022 as compared to the same period of a year ago was mainly due to the additional indebtedness and increase in amortization of debt discount resulting from the refinancing of our senior credit facility on March 23, 2022 (see “Liquidity and Capital Resources”). Because our new senior credit facility allows us to pay “in kind” a portion of our monthly interest obligation, as well as the expected continued rise in global interest rates, we expect our principal debt balance, along with the associated interest expense, to increase each reporting period for the foreseeable future.

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

Net Loss

Our net loss was $53.7 million for the nine months ended September 30, 2022, as compared to $55.0 million for the nine months ended September 30, 2021, as the $11.9 million decrease in loss from operations for the period was largely offset by the loss on extinguishment of debt in 2022 of $6.7 million, with no comparable amount in 2021, and to the increase in interest expense resulting from our increased debt principal balance and rising interest rates.

Index
LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2022, we had working capital of $179.7 million, primarily consisting of $162.9 million of inventory, cash and cash equivalents of $34.9 million and accounts receivable of $20.9 million, partially offset by current liabilities of $44.4 million, as compared to working capital of $178.4 million, primarily consisting of $124.7 million of inventory, cash and cash equivalents of $51.1 million and accounts receivable of $28.6 million, partially offset by $30.4 million of current liabilities, as of December 31, 2021. We have incurred an accumulated deficit of $465.8 million since inception, had negative cash flows from operations of $52.1 million and $78.9 million for the nine months ended September 30, 2022 and 2021, respectively, and had negative cash flows from operations of $112.4 million and $102.0 million for the years ended December 31, 2021 and 2020, respectively. We have funded our operations over the past few years primarily from the sale of our equity and debt securities. Our material cash requirements are primarily comprised of:

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

We expect that we will not be able to generate a sufficient amount of product revenue to achieve profitability until the beginning of 2024. We currently anticipate, based upon our projected revenue and expenditures, that our current cash, cash equivalents and accounts receivable, including the available funds from the March 2022 refinancing of our senior credit facility as discussed below, along with the remaining amounts available under the distribution agreement for the sale of our common stock also discussed below, will be sufficient to fund our operations, as currently conducted, into the first quarter of 2024, at which time we believe we will begin to generate positive cash flow from operations. This time frame may change based on several factors, including the success of our commercial efforts with respect to the sale of our products and the acceptability of our immune globulin products by physicians, patients or payers, and whether or not the assumptions underlying our projected revenues and expenses are correct. Depending on the cost of capital, we may decide to raise capital through public or private equity offerings or debt financings, or we may enter into a corporate collaboration or licensing arrangement.  The sale of additional or equity debt securities, if convertible, could result in dilution to our stockholders and, in such event, the value and potential future market price of our common stock may decline.  If we are unable to raise additional capital if needed, including due to widespread liquidity constraints or significant market instability that could result from the COVID-19 pandemic, inflationary pressures or other factors beyond our control, we may have to delay, curtail or eliminate some of our commercialization efforts or product development activities. ADMA continues to evaluate a variety of strategic alternatives through its ongoing engagement with Morgan Stanley. The Company will communicate material developments as required by the SEC. The exploration of value-creating opportunities remains a top corporate priority for ADMA.

Index
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

On the Hayfin Closing Date, we used $100.0 million of the Hayfin Closing Date Loan to terminate and pay in full all of the outstanding obligations under our previous senior credit facility with Perceptive (see Note 7 to the Consolidated Financial Statements). We also used $2.0 million of the Hayfin Closing Date Loan proceeds to pay a redemption premium to Perceptive and used approximately $1.0 million of the Hayfin Closing Date Loan proceeds to pay certain fees and expenses incurred in connection with this transaction. In addition, a $1.8 million upfront fee payable to Hayfin was paid “in kind” and was added to the outstanding principal balance in accordance with the terms of the Hayfin Credit Agreement. The remainder of the proceeds received or to be received from the Hayfin Loans will be used for working capital and other general corporate purposes.

Borrowings under the Hayfin Credit Agreement currently bear interest at the adjusted Term SOFR for either a one-month or three-month tenor, as elected by us, and subject to a floor of 1.25%, plus an applicable margin of 9.5% (the “Applicable Margin”); provided, however, that upon, and during the continuance of, an Event of Default, the Applicable Margin shall increase by an additional 3% per annum. We will also pay “in kind” a portion of the interest on the Hayfin Loans for each monthly or quarterly interest period in an amount equal to 2.5% per annum. Such interest paid “in kind” will reduce our quarterly cash interest obligation by approximately $1.0 million and will be added to the principal amount of the outstanding debt under the Hayfin Credit Facility. As a result, our outstanding debt principal on the Hayfin Loans will increase each month as long as we elect to continue to pay a portion of our interest obligation “in kind.” On the Hayfin Closing Date and as of September 30, 2022, the stated interest rate on the Hayfin Loans interest rate was 10.75% and approximately 12.1%, respectively. On the last day of each calendar month or quarter during the term of the Hayfin Credit Facility, we are required to pay accrued interest to Hayfin of approximately $1.1 million per month or $3.2 million per quarter, after giving effect to the “in kind” interest of 2.5% per annum, but without giving effect to the Hayfin Delayed Draw Loan, which we have yet to draw upon.

Our interest obligations under the Hayfin credit agreement are subject to variable interest rates based on the Term SOFR in effect at the beginning of each monthly interest period.  With the global rise in interest rates, we expect our interest rate and our monthly cash interest obligation to increase over the remainder of fiscal 2022 and into 2023 and beyond. For example, our stated interest rate, which was 10.75% for the month of June 2022, increased to approximately 12.06% for the month of September and is expected to be approximately 13.34% for the month of November.

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

Index
All of our obligations under the Hayfin Credit Agreement are secured by a first-priority lien and security interest in substantially all of our tangible and intangible assets, including intellectual property and all of the equity interests in our subsidiaries. The Hayfin Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The negative covenants restrict or limit our ability and the ability of our subsidiaries to, among other things and subject to certain exceptions contained in the Hayfin Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to our or our subsidiaries’ business activities; make certain Investments or Restricted Payments (each as defined in the Hayfin Credit Agreement); change our fiscal year; pay dividends; repay other certain indebtedness; engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that have the impact of restricting our ability to make loan repayments under the Hayfin Credit Agreement. In addition, we are required (i) at all times prior to the Maturity Date to maintain a minimum cash balance of $6.0 million; and (ii) as of the last day of each fiscal quarter, report IVIG product and related revenues for the trailing 12-month period that exceed the amounts set forth in the Hayfin Credit Agreement, which range from $75.0 million for the fiscal quarter ending June 30, 2022 to $250.0 million for the fiscal quarter ending December 31, 2026 and each fiscal quarter thereafter. As of September 30, 2022, we were in compliance with all of the financial covenants contained in the Hayfin Credit Agreement.

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

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(52,128,942)	$(78,903,750)
Net cash used in investing activities	(10,162,650)	(9,835,404)
Net cash provided by financing activities	46,108,494	67,228,572
Net change in cash and cash equivalents	(16,183,098)	(21,510,582)

Cash and cash equivalents - beginning of period	51,089,118	55,921,152
Cash and cash equivalents - end of period	$34,906,020	$34,410,570

Net Cash Used in Operating Activities

Cash used in operations for the nine months ended September 30, 2022 was $52.1 million, a decrease of $26.8 million from the same period of a year ago, mainly due to reductions in accounts receivable and a lower net loss after non-cash items. The following table illustrates the primary components of our cash flows from operations:

Index
	Nine Months Ended September 30,
	2022	2021
Net loss	$(53,672,267)	$(54,998,198)
Non-cash expenses, gains and losses	19,825,704	7,620,142
Changes in accounts receivable	7,674,472	(7,155,331)
Changes in inventories	(38,189,543)	(32,587,272)
Changes in prepaid expenses and other current assets	(1,033,238)	(2,812,580)
Changes in accounts payable and accrued expenses	13,435,589	11,735,352
Other	(169,659)	(705,863)
Cash used in operations	$(52,128,942)	$(78,903,750)

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 and 2021 was $10.2 million and $9.8 million, respectively, consisting of capital expenditures for the construction and buildout of new plasma collection centers and related equipment and capital expenditures at the Boca Facility. We expect our total capital expenditures will be between $2.0 million and $4.0 million for the remainder of fiscal 2022, mainly for continued plasma collection center expansion and additional upgrades to the Boca Facility manufacturing operations.

Net Cash Provided by Financing Activities

Cash provided by financing activities was $46.1 million for the nine months ended September 30, 2022 and mainly consisted of proceeds received from the Hayfin Credit Facility, net of payments to retire our previously existing credit facility with Perceptive. Cash provided by financing activities of $67.2 million for the nine months ended September 30, 2021 was mainly comprised of net proceeds received from the issuance of our common stock (see Note 8 to the consolidated financial statements).

Effect of Inflation

Although inflation or changing prices did not have a significant impact on our revenues or net loss for the year ended December 31, 2020 or the first six months of 2021, inflation did impact a number of facets of our business during the year ended December 31, 2021 and the first nine months of 2022 at both of our business segments. We experienced price increases for, among other items, certain raw materials, consumable supplies, services for repairs and maintenance of our facilities, utilities, shipping and freight charges, fuel surcharges and labor costs. We expect this trend to continue at least into 2023 or longer, which could have a significant impact on our future results of operations. In addition, some of our plasma purchase agreements provide for annual price increases that are tied to various consumer price indices, which have resulted in higher than historical percentage price increases and has resulted in and is expected to continue to result in higher source plasma and other raw material and supplies costs in the remainder of 2022 and future periods.

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

Index
Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of September 30, 2022 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
The COVID-19 pandemic or other pandemics and efforts to reduce their spread has significantly affected worldwide economic conditions and could have a material adverse impact on our business, liquidity, financial condition and results of operations, as well as a change to the overall market size and potential for our products.

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

We also continue to evaluate a variety of strategic alternatives through our ongoing engagement with Morgan Stanley. We will communicate material developments as required by the SEC. The exploration of value-creating opportunities remains a top corporate priority for ADMA.

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

We have a history of losses and expect to incur substantial losses and negative operating cash flows into fiscal 2023, and we may never achieve or maintain profitability. For the nine months ended September 30, 2022 and 2021, we incurred net losses of $53.7 million and $55.0 million, respectively, and for the years ended December 31, 2021 and 2020, we incurred net losses of $71.6 million and $75.7 million, respectively. From our inception in 2004 through September 30, 2022, we have incurred an accumulated deficit of $465.8 million. We expect that we will not be able to generate a sufficient amount of product revenue to achieve profitability until the beginning of 2024 and, as a result, we may need to continue to finance our operations through additional equity or debt financings or corporate collaboration and licensing agreements. We also expect to continue to incur significant operating and capital expenditures and anticipate that our operating expenses will increase substantially in the foreseeable future as we:

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

The COVID-19 pandemic and efforts to reduce its spread has significantly affected worldwide economic conditions, caused supply chain disruptions and could have a material adverse impact on our business, liquidity, financial condition and results of operations.

The COVID-19 pandemic, including the Delta and Omicron variants and other resistant, mutating and emerging strains of the coronavirus, has the potential to adversely impact several aspects of each of our business segments, our commercial manufacturing operations and plasma collection facilities, including but not limited to potential disruptions to our supply-chain operations, including procurement of raw materials and packaging materials, a portion of which are sourced internationally, and the testing of finished drug product that is required prior to its availability for commercial sale.  Such testing has historically been performed by contract laboratories outside the United States. While we do not believe that the COVID-19 pandemic has significantly affected operations and immunoglobulin production at our Boca Facility or our ADMA BioCenters plasma collection operations at this time, we may experience adverse effects in the future. For example, our employees becoming ill, the imposition of additional mandatory remote working environments and federal, state and local responses to the pandemic could materially affect the efficiency and pace of our operations and manufacturing at our Boca Facility. Employee or donor illness, if not properly managed, could also impact the availability of and quality of our products. Further, in certain instances and geographic regions, we may experience decreased customer engagement (for example, as a result of a temporary shutdown of a customer’s facilities resulting from the COVID-19 pandemic or the continuation of no in-person meetings) could impact our results of operations. In addition, travel and other restrictions that have been implemented in the United States could impact our commercial efforts with respect to any of our products, including BIVIGAM and ASCENIV, as trade shows, industry and medical conferences and other events we had been planning to utilize and exhibit and attend with our staff to increase awareness of our products by physicians and payers are subject to limitations, rescheduling virtual attendance or outright cancellation in response to the pandemic. Also, due to a combination of previous state and local “shelter-in-place” orders, as well as government stimulus packages, amongst other initiatives, we were experiencing, and may experience in the future, lower than expected donor collections at our FDA-licensed plasma collection centers. We were also subject to delays in shipments of source plasma from our contracted third-party suppliers, as well as delays in deliveries for personal protective equipment, reagents and other non-plasma raw materials and supplies used in the manufacture, testing and distribution of our products. We have also experienced supply chain delays as a result of significant resources being diverted towards the rapid development and distribution of COVID-19 vaccines, which could result in our need to carry more inventory than we have in the past, which would put an additional strain on our cash resources. After the COVID-19 global pandemic has settled, we may continue to experience adverse impacts to our business as a result of evolving macroeconomic factors, including general economic uncertainty, unemployment rates, high inflation, recessionary pressures and any actual economic recession that has occurred or may occur in the future.

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

Index
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

We and our suppliers and contractors may be unable to comply with our specifications, cGMP requirements and with other FDA, state, and foreign regulatory requirements for commercial and clinical supply. The FDA is authorized to perform inspections of our and our suppliers’ facilities, including the Boca Facility. The FDA also may inspect and approve our and our third-parties’ facilities before they may be used for commercial production. At the end of such an inspection, the FDA could issue a Form 483 Notice of Inspectional Observations, which could cause the FDA to not approve the use of the facility and cause us to modify certain activities identified during the inspection. Following such inspections, the FDA may issue an untitled letter as an initial correspondence that cites violations that do not meet the threshold of regulatory significance of a warning letter. FDA guidelines also provide for the issuance of warning letters for violations of “regulatory significance” for which the failure to adequately and promptly achieve correction may be expected to result in an enforcement action. FDA also may issue warning letters and untitled letters in connection with events or circumstances unrelated to an FDA inspection. Depending on the seriousness of any findings, we or our suppliers may be subject to additional significant enforcement actions which could have a material impact on our business.

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

Index
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

Index
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

Our products, and any additional products for which we may obtain marketing approval in the future, could be subject to post-marketing restrictions, new FDA guidance, or other regulatory actions, such as withdrawal from the market. Such products, as well as the manufacturing processes, post-marketing studies and measures, labeling and advertising and promotional activities for such products, among other things, are subject to ongoing regulatory compliance requirements, and oversight, review, and inspection by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, adherence with labeling and promotional requirements and restrictions, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding safeguarding the drug supply chain as well as the distribution of samples to physicians and recordkeeping. For example, the FDA’s approval of our PAS to allow for the commercial relaunch of BIVIGAM requires us to conduct specified post-marketing studies related to our manufacturing controls and processes and submit specified post-marketing reports to the FDA. If, during the post-marketing period (after marketing approval) previously unknown adverse events, discovery that the product is less effective than previously thought, or other potential concerns regarding our products or their manufacturing processes emerge, or we are observed in any way to fail to comply with the numerous regulatory requirements to which we are subject, those circumstances may yield various results, including:

Index
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

For the nine months ended September 30, 2022, two customers, BioCARE, Inc. (“BioCare”) and Priority Healthcare Distribution, Inc. (“Curascript”), represented an aggregate of 72% of our consolidated revenues. For the year ended December 31, 2021, four customers, BioCare, Reliance Life Sciences Pvt Limited (“Reliance”), Curascript and AmerisourceBergen Corporation, represented an aggregate of 81% of our consolidated revenues.

As of September 30, 2022, four customers, BioCare, Healix Infusion Therapy, LLC, Biolife Plasma Services L.P. and Reliance, represented an aggregate of 93% of our consolidated accounts receivable. As of December 31, 2021, three customers, Curascript, BioCare and Reliance, represented a total of 94% of our consolidated accounts receivable.

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

Index
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

Index
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

Index
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

Index
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

Both before and after the approval of our products, our products, operations, facilities, suppliers and CROs are subject to extensive regulation by federal, state and local governmental authorities in the U.S. and other countries, with regulations differing from country to country. In the U.S., the FDA regulates, among other things, the pre-clinical testing, clinical trials, manufacturing, safety, efficacy, potency, labeling, storage, record keeping, quality systems, advertising, promotion, sale and distribution of therapeutic products. Failure to comply with applicable requirements could result in, among other things, one or more of the following actions: notices of violation, untitled letters, warning letters, Complete Response Letters (“CRLs”), fines and other monetary penalties, unanticipated expenditures, delays in approval or refusal to approve a product or product candidate, product recall or seizure, interruption of manufacturing or clinical trials, operating restrictions, injunctions and criminal prosecution. Our products and product candidates cannot be lawfully marketed in the U.S. without FDA and other federal, state and local business regulatory approvals. Any failure to receive the marketing approvals necessary to commercialize our product or product candidates could harm our business.

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

In order for plasma to be used in the manufacturing of our products, the individual centers at which the plasma is collected must generally be licensed by the FDA and approved by the regulatory authorities of any country in which we may wish to commercialize our products. When we open a new plasma center, and on an ongoing basis after licensure, it must be inspected by the FDA for compliance with cGMP and other regulatory requirements. Therefore, even if we are able to construct new plasma collection centers to complement our current plasma collection facilities, an unsatisfactory inspection could prevent a new center from being licensed or risk the suspension or revocation of an existing license, among other enforcement actions. We do not and will not have adequate plasma to manufacture our products. Therefore, we are reliant on the purchase of plasma from third parties and the collection of plasma from our FDA-approved plasma collection centers to manufacture our products. We can give no assurances that appropriate plasma will be available to us on commercially reasonable terms, or at all, to manufacture our products. Further, the COVID-19 pandemic has resulted in, and may continue to result in, significant constraints in raw material supply across various different industries, including the supply of plasma. It is possible that in the future, the COVID-19 pandemic and government responses thereto will have an adverse effect on our ability to source plasma from donors in quantity and quality sufficient for our manufacturing processes. In order to maintain a plasma center’s license, its operations must continue to conform to cGMP and other regulatory requirements. In the event that we determine that plasma was not collected in compliance with cGMP and other applicable regulatory requirements, we may be unable to use and may ultimately destroy plasma collected from that center, which would be recorded as a charge to cost of product revenue. Additionally, if non-compliance in the plasma collection process is identified after the impacted plasma has been pooled with compliant plasma from other sources, entire plasma pools, in-process intermediate materials and final products could be impacted. Consequently, we could experience significant inventory impairment provisions and write-offs which could adversely affect our business and financial results. We plan to increase our supplies of plasma for use in the manufacturing processes through increased purchases of plasma from third-party suppliers as well as collections from our existing ADMA BioCenters plasma collection facilities. This strategy is dependent upon our ability to maintain a cGMP compliant environment at our plasma collection facilities and to expand production and attract donors to our facilities. There is no assurance that the FDA will inspect and license any of our current or future unlicensed plasma collection facilities in a timely manner consistent with our production plans. If we misjudge the readiness of a center for an FDA inspection, we may lose credibility with the FDA and cause the FDA to more closely examine all of our operations. Such additional scrutiny could materially hamper our operations and our ability to increase plasma collections. Our ability to expand production and increase our plasma collection facilities to more efficient production levels may be affected by changes in the economic environment and population in selected regions where ADMA BioCenters operates its current or future plasma facilities, by the entry of competitive plasma centers into regions where ADMA BioCenters operates such centers, by misjudging the demographic potential of individual regions where ADMA BioCenters expects to expand production and attract new donors, by unexpected facility related challenges, or by unexpected management challenges at selected plasma facilities held by us from time to time.

Additionally, our supply contract with Grifols for the purchase of normal source plasma (“NSP”) expires December 31, 2022. There can be no assurances that we will be able to obtain NSP from other third-party suppliers or be able to collect NSP in the same quantities, or at all, through our ADMA BioCenters plasma collection facilities at a cost that is not higher than the price we currently pay to Grifols for NSP. If our costs to obtain NSP through collections at our ADMA BioCenters plasma collection facilities or from other third-party suppliers are higher than what we currently pay to Grifols, our liquidity and results of operations could be adversely impacted.

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

Our operations have consumed substantial amounts of cash since inception. For the nine months ended September 30, 2022 and 2021, we had negative cash flows from operations of $52.1 million and $78.9 million, and for the years ended December 31, 2021 and 2020, we had negative cash flows from operations of approximately $112.4 million and $102.0 million, respectively. We expect to continue to spend substantial amounts on procurement of raw material plasma and other raw materials necessary to scale up our manufacturing operations, commercial product launches, capacity expansion at the Boca Facility, completing the buildout of our tenth plasma collection facility and maintaining all of our plasma collection facilities. In addition, our end-to-end production cycle from procurement of raw materials to commercial release of finished product can take between seven and 12 months or potentially longer, requiring substantial investments in raw material plasma and other manufacturing materials. We expect that we will not be able to generate a sufficient amount of product revenue to achieve profitability until the beginning of 2024 and, as a result, we may need to continue to finance our operations through additional equity or debt financings or corporate collaboration and licensing agreements. We currently anticipate, based upon our projected revenue and expenditures, that our current cash, cash equivalents and accounts receivable, including the proceeds received and expected to be received from the refinancing of our senior credit facility, along with the remaining funds available under the distribution agreement for the sale of our common stock (see “Liquidity and Capital Resources”), will be sufficient to fund our operations, as currently conducted, into the first quarter of 2024, at which time we believe we will begin to generate positive cash flow from operations. This time frame may change based upon how quickly we are able to execute on our commercialization efforts and operational initiatives and whether or not the assumptions underlying our projected revenues and expenses are correct. If we are unable to raise additional capital if needed, including due to widespread liquidity constraints or significant market instability that could result from the COVID-19 pandemic, we will have to delay, curtail or eliminate our commercialization efforts or our product development activities.

We may not have cash available to us in amounts sufficient to enable us to make interest or principal payments on our indebtedness when due.

The Hayfin Credit Facility provides for a senior secured term loan facility in an aggregate principal amount of up to $175.0 million, of which $150.0 million has been drawn down and is currently outstanding. Borrowings under the Hayfin Credit Facility bear interest at a rate per annum equal to 9.5% plus the greater of (i) one- or three-month SOFR as we elect and (ii) 1.25%, as more fully described in “Liquidity and Capital Resources”; provided, however, that upon, and during the continuance of, an Event of Default, the interest rate will automatically increase by an additional 300 basis points. We are currently required to make monthly payments of interest during the term of the Hayfin Credit Facility of approximately $1.1 million, with all principal and unpaid interest due at maturity. In addition, our monthly interest rate obligation is subject to rising interest rates. The Hayfin Credit Facility has a maturity date of March 23, 2027, subject to acceleration pursuant to the Hayfin Credit Agreement, including upon an Event of Default. All of our obligations under the Hayfin Credit Facility are secured by a first-priority lien and security interest in substantially all of our and our subsidiaries’ tangible and intangible assets, including intellectual property, and all of the equity interests in our subsidiaries.

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

Index
Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, may adversely affect the market price of our common stock.

As of November 4, 2022, most of our 196,777,308 outstanding shares of common stock, as well as a substantial number of shares of our common stock underlying outstanding warrants, were available for sale in the public market, subject to certain restrictions with respect to sales of our common stock by our affiliates, either pursuant to Rule 144 under the Securities Act, or under effective registration statements. Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, could cause the market price of our common stock to decline or adversely affect demand for our common stock.

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

As of September 30, 2022, Perceptive, Stonepine Capital Management, LLC, Caligan LP, NWQ Investment Management Company, LLC and our directors and executive officers and their affiliates owned approximately 26% of the outstanding shares of our common stock. Provisions of our Certificate of Incorporation, our Bylaws and Delaware law may have the effect of deterring unsolicited takeovers or delaying or preventing a change in control of our Company or changes in our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. These provisions include:

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

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board. Currently, our Certificate of Incorporation authorizes the issuance of up to 300,000,000 shares of common stock. As of September 30, 2022, there were 53,271,886 shares remaining available for issuance, after giving effect to 26,020,698 shares of our common stock that were subject to outstanding stock options, RSUs and warrants as of September 30, 2022 that may be issued by us without stockholder approval, as well as an additional 23,930,545 shares reserved for the future issuance of awards under our equity compensation plans.

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

ADMA Biologics, Inc.

Date:	November 9, 2022	By:	/s/ Adam S. Grossman
			Name:	Adam S. Grossman
			Title:	President and Chief Executive Officer

Date:	November 9, 2022	By:	/s/ Brian Lenz
			Name:	Brian Lenz
			Title:	Executive Vice President and Chief Financial Officer

Index
EXHIBIT INDEX

Exhibit Number	Description

10.1*	Amendment 4 to the Amended and Restated Agreement For Services Between ADMA BioManufacturing, LLC and Areth LLC.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from ADMA Biologics, Inc.’s Form 10-Q for the quarter ended September 30, 2022, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited) for the three and nine months ended September 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2022 and 2021, and (v) Notes to (Unaudited) Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.