Form 10-K
period 2022-12-31
ADMA BIOLOGICS, INC.
filed 2023-03-23
CIK 1368514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐   No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was $372,622,681 as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), based on a total of 188,193,273 shares of common stock held by non-affiliates and a closing price of $1.98 as reported on the Nasdaq Global Market on June 30, 2022.

As of March 17, 2023, there were 222,155,625 shares of the issuer’s common stock outstanding.

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

•
the potential for ASCENIV and BIVIGAM to provide meaningful clinical improvement for patients living with Primary Immune Deficiency Disease, Primary Humoral Immunodeficiency Disease or Inborn Errors of Immunity (“PIDD”, “PI” or “IEI”) or other immune deficiencies or any other condition for which the products may be prescribed or evaluated;

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

•
effects of the coronavirus COVID-19 pandemic and other potential pandemics on our business, financial condition, liquidity and results of operations, and our ability to continue operations in the same manner as previously conducted prior to the macroeconomic effects of the COVID-19 pandemic and other potential pandemics; and

•	future domestic and global economic conditions, including, but not limited to, supply chain constraints, inflationary pressures or performance.

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

We currently have three products with U.S. Food and Drug Administration (the “FDA”) approval, all of which are currently marketed and commercially available: (i) BIVIGAM (Immune Globulin Intravenous, Human), an Intravenous Immune Globulin (“IVIG”) product indicated for the treatment of Primary Humoral Immunodeficiency (“PI”), also known as Primary Immunodeficiency Disease (“PIDD”), and for which we received FDA approval on May 9, 2019 and commenced commercial sales in August 2019; (ii) ASCENIV (Immune Globulin Intravenous, Human – slra 10% Liquid), an IVIG product indicated for the treatment of PI in adults and adolescents, for which we received FDA approval on April 1, 2019 and commenced first commercial sales in October 2019; and (iii) Nabi-HB (Hepatitis B Immune Globulin, Human), which is indicated for the treatment of acute exposure to blood containing HBsAg and other listed exposures to Hepatitis B. We seek to develop a pipeline of plasma-derived therapeutics, including a product based on our most recently approved patent application under U.S. Patent No. 10,259,865 related to methods of treatment and prevention of S. pneumonia infection for an immunoglobulin manufactured to contain standardized antibodies to numerous serotypes of S. pneumoniae. Our products and product candidates are intended to be used by physician specialists focused on caring for immune-compromised patients with or at risk for certain infectious diseases.

We manufacture these products at our FDA-licensed, plasma fractionation and purification facility located in Boca Raton, Florida with a peak annual processing capability of up to 600,000 liters (the “Boca Facility”). Based on current production yields, our ongoing supply chain enhancements and capacity expansion initiatives, we believe this facility has the potential to produce sufficient quantities of our immune globulin (“IG”) products representing annual revenues of $210 million or more in 2023, more than $250 million in annual revenue in 2024 and potentially in excess of $300 million of annual revenue thereafter, as well as achieving profitability during the first quarter of 2024. At these revenue levels, ADMA forecasts achieving consolidated gross margins in the range of 40-50% and net income margins in the range of 20-30%. These assumptions translate to potential annual gross profit and net income in the range of $100-150 million and $50-100 million, respectively, during the 2024-2025 time period and beyond.

Through our ADMA BioCenters subsidiary, we currently operate ten source plasma collection facilities in the U.S. This business unit, which we refer to as our Plasma Collection Centers business segment, provides us with a portion of our blood plasma for the manufacture of our products, and also allows us to sell certain quantities of source and hyperimmune plasma to third-party customers for further manufacturing. With respect to our operational plasma collection centers, eight plasma collection centers currently hold FDA licenses, with the remaining plasma collection centers anticipated to receive FDA approvals throughout 2023. In addition, three of our FDA-approved plasma collection centers also have approvals from the Korean Ministry of Food and Drug Safety (“MFDS”), as well as FDA approval to operate a Hepatitis B immunization program. After giving effect to the supply chain robustness initiatives undertaken in 2021 and 2022 as it pertains to our plasma collection network expansion, we remain on track to achieve our goal of having 10 FDA-licensed plasma collection centers by the end of 2023. A typical plasma collection center, such as those operated by ADMA BioCenters, can collect approximately 30,000 to 50,000 liters of source plasma annually, which may be sold for different prices depending upon the type of plasma, quantity of purchase and market conditions at the time of sale. Plasma collected from ADMA BioCenters’ facilities that is not used to manufacture our products is sold to third-party customers in the U.S. and in other locations outside the U.S. where we are approved under supply agreements or in the open “spot” market.

We sell plasma-derived intermediate fractions to certain customers, which are generated as part of our FDA-approved manufacturing process for IG and IVIG products. In January 2020, we announced our entry into a five-year manufacturing and supply agreement to produce and sell these intermediate by-products, which are used as the starting raw material to produce other plasma-derived biologics. In addition, from time to time we provide contract manufacturing services for certain third-party clients. We also provide laboratory contracting services to certain customers and anticipate providing contract filling, labeling and packing services utilizing our FDA-approved in-house fill-finish capabilities.

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

On May 9, 2019, the FDA approved the Prior Approval Supplement (the “PAS”) for the use of our IVIG manufacturing process (known as fractionation), thereby enabling us to re-launch and commercialize this product in the U.S. We resumed production of BIVIGAM during the fourth quarter of 2017 and commercial production is ongoing, using our FDA-approved IVIG manufacturing process under U.S. Department of Health and Human Services (“HHS”) License No. 2019. The commercial re-launch and first commercial sales for this product commenced in August of 2019.

On April 28, 2021, we announced that the FDA granted approval for our expanded plasma pool production scale process, allowing for a 4,400-liter plasma pool for the manufacture of our BIVIGAM IVIG product. This increased IVIG plasma pool scale, which allows us to produce BIVIGAM at an expanded capacity utilizing the same equipment, release testing assays and labor force, has had a favorable impact on our gross margins, manufacturing efficiencies and operating results since the beginning of the third quarter of 2021.

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

ASCENIV is approved for the treatment of PIDD or PI, a class of inherited genetic disorders that causes a deficient or absent immune system in adults and adolescents (12 to 17 years of age). Our pivotal Phase 3 clinical trial in 59 PIDD patients met the primary endpoint of no Serious Bacterial Infections (“SBI”) reported during 12 months of treatment. Secondary efficacy endpoints further demonstrated the benefits of ASCENIV in the low incidence of infection, therapeutic antibiotic use, days missed from work/school/daycare and unscheduled medical visits and hospitalizations. We believe this clinical data together with the FDA approval for the treatment of PIDD better positions ADMA to further evaluate ASCENIV in immune-compromised patients infected with or at-risk for RSV infection or potentially other respiratory viral pathogens. Due to the COVID-19 pandemic, our plans have been delayed.  In the future however, we may elect to work with the FDA and the immunology and infectious disease community to potentially design an appropriate clinical trial to evaluate the use of ASCENIV in this patient population. Commercial sales of ASCENIV commenced in October of 2019 and the product is currently available to U.S.-based healthcare professionals for prescription and use in U.S.-based patients.

Nabi-HB

Nabi-HB is a hyperimmune globulin that is rich in antibodies to the Hepatitis B virus. Nabi-HB is a purified human polyclonal antibody product collected from plasma donors who have been previously vaccinated with a Hepatitis B vaccine. Nabi-HB is indicated for the treatment of acute exposure to blood containing HBsAg, prenatal exposure of infants born to HBsAg-positive mothers, sexual exposure to HBsAg-positive persons and household exposure to persons with acute Hepatitis B virus infection in specific, listed settings. Hepatitis B is a potentially life-threatening liver infection caused by the Hepatitis B virus. It is a major global health problem. It can cause chronic infection and places people at high risk of death from cirrhosis and liver cancer. Nabi-HB has a well-documented record of long-term safety and effectiveness since its initial market introduction. The FDA approved Nabi-HB on March 24, 1999.  Production of Nabi-HB at the Boca Facility has continued under our leadership since the third quarter of 2017. In early 2018, we received authorization from the FDA for the release of our first commercial batch of Nabi-HB for commercial distribution in the U.S. and we continue to manufacture Nabi-HB under HHS License No. 2019.

Evaluation of ASCENIV in PIDD Patients

PIDD or PI, also known as Inborn Errors of Immunity, are genetic disorders that causes a deficient or absent immune system, is caused by hereditary or genetic defects and can affect anyone regardless of age or gender. PIDD patients are more vulnerable to infections and more likely to suffer complications from these infections. IVIG is a plasma-derived product that is used to prevent serious infections in patients with PIDD. It is comprised of polyclonal antibodies, which are proteins produced by B-cells that are used by the body’s immune system to neutralize foreign objects such as bacteria and viruses. It is estimated that there are about 250,000 diagnosed PIDD patients in the U.S., approximately half of whom are treated with IVIG regularly. As reported in industry journals, the U.S. sales of immune and hyperimmune globulin products for all its uses were reported to be approximately $9.6 billion in 2021 and are expected to exceed $17 billion by 2027 based upon an anticipated compounded annual growth rate of approximately 9%.

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

RI-002 demonstrated positive results in the Phase III study in patients with PIDD, meeting its primary endpoint of no SBIs reported. RI-002 was administered in a total of 793 infusions with zero serious adverse events to 59 patients in nine treatment centers throughout the U.S. These results, included in our Biologics License Application (“BLA”), exceed the requirement specified by FDA guidance of ≤ 1 serious infection per patient-year.

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

In October 2019, we announced the successful treatment of ASCENIV in two children suffering with RSV through our compassionate use program.  The two immunocompromised children admitted to the Mayo Clinic each were diagnosed with T-cell lymphoblastic lymphoma. Both patients were undergoing delayed intensification chemotherapy and each were diagnosed with RSV Lower Respiratory Tract Infection (“LRTI”). Both children were treated with ASCENIV under an emergency FDA Investigational New Drug protocol.

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

From April 2009 through February 2011, RI-001 was also administered to 15 compassionate use patients where physicians requested access to the product for treating their patients with documented lower respiratory tract RSV infections due to the fact that these patients had failed conventional therapeutic interventions. Serum samples were obtained from 13 patients. Samples showed that patients demonstrated a four-fold or greater rise in RSV antibody titers from baseline. Serum samples were not obtained from two patients that received Palivizumab. All 11 surviving patients received RI-001 within an average of 4.4 days after the onset of the diagnosis of RSV. The drug was well-tolerated in all 15 patients and there were no reports of serious adverse events attributable to RI-001. Data from our Phase II clinical trial, compassionate use experience and data obtained from the evaluation of RI-002 in the infected cotton rat animal model has been presented at various conferences over the past several years.

Based on these results, we may elect to evaluate ASCENIV for the treatment of RSV or other respiratory viral pathogens in immunocompromised patients or other appropriate patient populations. Due to the COVID-19 pandemic, our plans to commence such evaluation have been delayed.

Plasma Collection Operations

ADMA BioCenters has a total of ten source plasma U.S. based collection facilities, all of which are actively operating and collecting plasma. Currently, eight of our plasma collection facilities have an FDA license (of which three facilities have also received approvals from MFDS and FDA approval to implement a Hepatitis B immunization program), with two remaining centers expected to receive FDA approval during 2023. Source plasma that is collected from our FDA-licensed facilities provides us with a portion of our blood plasma for the manufacture of our products. After giving effect to our supply chain robustness initiatives made in 2021 and 2022 as it pertains to our plasma collection network expansion, we remain on track to achieve our stated goal of having ten plasma collection centers FDA-licensed by the end of 2023. A typical plasma collection center, such as those operated by ADMA BioCenters, can collect approximately 30,000 to 50,000 liters of source plasma annually, which may be sold for different prices depending upon the type of plasma, quantity of purchase, and market conditions at the time of sale. Plasma collected from ADMA BioCenters’ facilities that is not used to manufacture our products or product candidates are sold to third-party customers in the U.S. and other international locations where we are approved under supply agreements or in the open “spot” market.

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

Our Strategy

Our goal is to be a leader in manufacturing, marketing and developing specialized, targeted, plasma-derived therapeutics that are intended to extend and enhance the lives of individuals who are naturally or medically immune-compromised. The key elements of our strategy for achieving this goal are as follows:

•
Continue to expand the commercial production of our IG products, as well as the commercial presence, penetration and sales of BIVIGAM and ASCENIV for the treatment of patients with PI. Subject to the continuing restrictions surrounding COVID-19, we continue to enhance our recruiting initiatives and expand our existing specialty commercial sales force and commercial-facing organization to market BIVIGAM and ASCENIV to appropriate sites of care including home healthcare infusion facilities, hospitals, physician offices/clinics and other specialty treatment and infusion center organizations. We also anticipate staffing our Company with additional personnel for patient support, medical affairs, quality assurance, quality control, inventory management, regulatory affairs, scientific affairs and third-party reimbursement. We currently use and may continue to partner with a network of national distributors to fulfill orders for BIVIGAM and ASCENIV. We have implemented and continue to implement virtual customer engagement programs to adapt to restrictions in place due to COVID-19, as well as continue with our in-person presence with customers and healthcare professionals and attend appropriate trade-related and scientific medical conferences as COVID-19 restrictions ease in various geographic regions of the country.

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

•
Improve the Boca Facility’s and ADMA BioCenters’ operating efficiencies, yields and gross margins. During 2023, we plan to continue to execute on the capacity optimization efforts we put in place during 2021 to increase the Boca Facility’s manufacturing capacity throughput, while seeking additional operating efficiencies and gross margin improvements. We also plan to strengthen our supply chain capabilities to potentially unlock efficiencies, improve production yields and provide more control and visibility for timing of commercial product releases for all of our FDA-approved commercial products. During 2021, we received FDA approvals for our 4,400L expanded IVIG production scale, as well as our in-house fill-finish and related operations production line using our aseptic filling machine. In 2023, ADMA commenced manufacturing ASCENIV at the 4,400 Liter production scale for the first time in corporate history. We expect that this expansion should meaningfully improve the product’s margin profile and increase plant production capacity as fewer batches will be needed to support revenue goals. The Company’s successful experience in ramping up BIVIGAM to this production scale over the last two years lends confidence to its ability to leverage these same processes for ASCENIV. We believe these benefits could be realized as early as the second half of 2023.

•
Label expansion. The ongoing post-marketing clinical studies may provide label expansion opportunities for both BIVIGAM and ASCENIV to include pediatric-aged PI patients as well as additional publications supporting product safety.

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

Primary Immunodeficiency Disease

PIDD is a class of hereditary disorders characterized by defects in the immune system, due to either a lack of necessary antibodies or a failure of these antibodies to function properly. According to the World Health Organization, there are over 150 different presentations of PIDD. As patients suffering from PIDD lack a properly functioning immune system, they typically receive monthly, outpatient infusions of IVIG therapy. Without this exogenous antibody immune support, these patients would be susceptible to a wide variety of infectious diseases. PIDD has an estimated prevalence of 1:1,200 in the U.S., or approximately 250,000 people. Industry reports indicate the U.S. market for IG in 2021 was $9.6 billion and is expected to exceed $17 billion by 2027 based upon a compounded annual growth rate of 9%.

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

Plasma is collected using a process known as “plasmapheresis.” During plasmapheresis, a donor’s blood is drawn into a specialized medical device that separates the plasma component through centrifugation, and then returns the other blood components back into the donor’s bloodstream. Plasmapheresis is performed utilizing an FDA-approved, automated device with a sterile, self-contained collection kit. The plasma that is collected is known as “normal source plasma.” There are over 1,000 plasma donation centers in the U.S. As noted in a variety of plasma industry trade reports and related conferences, approximately 43 million liters of source plasma were collected in the U.S. in 2021. In the U.S., a donor may donate plasma a maximum of two times during any seven-day period, with at least two days in between donations. Plasma donation centers in the U.S. typically pay donors $50 to $150 per donation and some donors with rare or high antibody levels can be paid more.

In order to isolate the desired therapeutic elements in normal source plasma, it must initially go through the fractionation process. The process of fractionation was invented in the 1940’s by E.J. Cohn and is referred to as the Cohn method or cold ethanol fractionation. First, the source plasma undergoes a process called pooling, in which the individual plasma donations are combined into a pooling tank. Second, the Cohn fractionation method, which is a combination of time, temperature, pH, alcohol concentration and centrifugation, is used to separate the desired plasma protein components, or “fractions.” After fractionation, the separated proteins are then re-suspended and are treated with a solvent detergent treatment process for viral inactivation. Next, other forms of filtration, such as nanofiltration, are performed as an additional viral removal and viral reduction step. Finally, with the various components separated and purified, the bulk product is formulated and filled into final, finished vials. During these various steps of manufacturing, each lot is reviewed and tested for potency and purity prior to being approved for release. The biologics manufacturing process is time consuming and complex.  The time for collection, manufacturing and release of a batch of IG is estimated at seven to 12 months, which is not unique to just ADMA as other fractionators report similar production timelines.

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

As reported in industry journals, the U.S. sales of immune and hyperimmune globulin products for all its uses were reported to be approximately $9.6 billion in 2021 and are expected to exceed $17 billion in 2027 based upon an anticipated compounded annual growth rate of approximately 9%. IVIG products are used to treat primary immune deficiencies, certain autoimmune diseases, and other illnesses for immune-compromised patients and certain neuropathy indications. New research and data, secondary immune deficiencies, additional labeled indications, an aging population and emerging countries with new markets are all adding to the worldwide demand and growth of IVIG utilization.

Manufacturing and Supply of Our Products

In order to produce plasma-derived therapeutics that can be administered to patients, raw material plasma is collected from healthy donors at plasma collection facilities licensed by the FDA. When stored under proper conditions, this plasma may have a shelf-life of up to 10 years. Source plasma is collected at any one of over 1,000 FDA-licensed donation centers located throughout the U.S., using a process known as automated plasmapheresis. This sterile, self-contained, automated process separates red blood cells and other cellular components in the blood, which are then returned to the donor. Source plasma obtained by plasmapheresis is tested and must be negative for antibodies to human immunodeficiency virus types 1 and 2 (HIV-1/2), HBsAg and Hepatitis C virus (“HCV”), using FDA-approved serological test procedures.

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

Once our drug-substance is produced in the Boca Facility, the product is further processed by certain third- party fill-finish providers or through our own in-house fill finish process which was approved by the FDA in the second half of 2021, as well as through labeling, packaging and Drug Supply Chain Security Act (“DSCSA”)  serialization requirements.  The end-to-end production cycle can take approximately seven to 12 months for a batch of FDA released drug product.  Since 2020, we have successfully implemented several manufacturing and supply chain enhancements, including the purchase and installation of a new aseptic filling machine and the manufacturing of four conformance batches of BIVIGAM at an increased scale.  These initiatives are designed to reduce operating costs, improve margins and provide for faster production cycle turnaround time, ultimately providing increased control and independence from third-party vendors and contractors.

ADMA BioCenters has a total of ten source plasma collection facilities in its network. We anticipate all ten collection facilities will be FDA-approved by the end of 2023 and should allow the Company to be essentially self-sufficient for its raw material source plasma supply to produce its commercial IG product portfolio. Eight of our operational ADMA BioCenters plasma collection facilities are currently licensed by the FDA and three facilities have approvals from the South Korean MFDS and the FDA for the collection and sale of Hepatitis B hyperimmune plasma obtained from immunized donors. At the present time, the Company does not plan to build additional plasma collection facilities beyond the existing 10, but continues to have third-party supply contracts in place to augment our vertically integrated plasma collections.

Pursuant to the terms of a plasma purchase agreement with BPC, dated as of November 17, 2011 (the “2011 Plasma Purchase Agreement”), we have agreed to purchase from BPC an annual minimum volume of source plasma containing antibodies to RSV to be used in the manufacture of ASCENIV. We must purchase a to-be-determined and agreed upon annual minimum volume from BPC but may also collect high-titer RSV plasma from up to five wholly-owned ADMA plasma collection facilities. During 2015, we amended the 2011 Plasma Purchase Agreement with BPC to allow us the ability to collect our raw material RSV high-titer plasma from other third-party collection organizations, thus allowing us to expand our reach for raw material supply for ASCENIV. Unless terminated earlier, the 2011 Plasma Purchase Agreement expires in June 2027, after which it may be renewed for two additional five-year periods if agreed to by the parties. On December 10, 2018, BPC assigned its rights and obligations under the 2011 Plasma Purchase Agreement to Grifols Worldwide Operations Limited (“Grifols”) as its successor-in-interest, effective January 1, 2019.

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

On June 6, 2017, we entered into a Plasma Purchase Agreement with BPC (the “2017 Plasma Purchase
Agreement”), pursuant to which ADMA BioManufacturing purchases normal source plasma from BPC at agreed upon annual quantities and prices. The 2017 Plasma Purchase Agreement had an initial term of five years after which the 2017 Plasma Purchase Agreement could be renewed for two additional terms of two years each upon the mutual written consent of the parties. On December 10, 2018, BPC assigned its rights and obligations under the Plasma Purchase Agreement to Grifols, effective January 1, 2019. Effective as of May 12, 2021, the Company and Grifols amended the foregoing 2017 Plasma Purchase Agreement whereby, among other things, the term of the agreement was extended through December 31, 2022, while certain historical provisions were deleted. The 2017 Plasma Purchase Agreement expired on December 31, 2022 and was not renewed. In order to maintain a reliable supply of raw material plasma thereafter, we have executed additional agreements with multiple third-party suppliers of NSP and we continue to increase our plasma collection capabilities at our ADMA BioCenters Plasma Collection Centers business segment.

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

Subject to restrictions surrounding the COVID-19 pandemic, efforts to generate increased market awareness for Nabi-HB include attending and presenting scientific information at medical conferences, as well as sponsoring medical education symposiums. We have also hired a specialty sales force consisting of account managers, medical science liaisons and other customary scientific, medical and detail representatives to market BIVIGAM and ASCENIV to hospitals, physician offices/clinics, and other specialty treatment organizations as applicable. In addition, we have expanded staffing efforts with additional personnel for patient support, medical affairs, quality assurance, regulatory affairs, scientific affairs, third-party reimbursement, inventory and logistics, human resources and financial and operational management. We may also use a network of national and regional distributors to assist with order fulfillment for BIVIGAM and ASCENIV for use by healthcare professionals and hospitals.

Pursuant to our Manufacturing, Supply and License Agreement effective as of January 21, 2017, we granted Biotest an exclusive license to market and sell ASCENIV in Europe and in selected countries in North Africa and the Middle East (the “Territory”), to have access to our testing services for testing of BPC’s plasma samples using our proprietary RSV assay, and to reference (but not access) our proprietary information for the purpose of Biotest seeking regulatory approval for ASCENIV in the Territory. As consideration for the license, Biotest provided us with certain in-kind services and also compensated us with cash payments upon the completion of certain milestones. Biotest is also obligated to pay us an adjustable royalty based on a percentage of revenues from the sale of ASCENIV in the Territory for 20 years from the date of first commercial sale.

Major Customers

For the year ended December 31, 2022, two customers, BioCARE, Inc. (“BioCare”) and Priority Healthcare Distribution, Inc. (“Curascript”), represented an aggregate of 74% of our consolidated revenues.

Competition

The plasma products industry is highly competitive. We face, and will continue to face, intense competition from both U.S.-based and foreign producers of plasma products, some of which have lower cost structures, greater access to capital, greater resources for research and development, and sophisticated marketing capabilities.

These competitors may include but are not limited to: CSL Behring, Grifols Biologicals, Takeda, Octapharma, Kedrion and BPL. There are four producers of plasma-derived products in the U.S. consisting of: CSL Behring, Grifols, Takeda and ADMA Biologics. In addition to competition from other large worldwide plasma products providers, we face competition in local areas from smaller entities. In Europe, where the industry is highly regulated and healthcare systems vary from country to country, local companies may have greater knowledge of local healthcare systems, more established infrastructures and existing regulatory approvals or a better understanding of the local regulatory process, allowing them to market their products more quickly. Moreover, plasma therapy generally faces competition from non-plasma products and other courses of treatments. For example, recombinant Factor VIII products compete with plasma-derived products in the treatment of Hemophilia A.

New technologies are being developed by biotech and pharmaceutical companies which may impact physician prescription and patient usage of IVIG.  One such recently approved FDA therapy is an anti-FcRn inhibitor (neonatal Fc receptor, IgG receptor) which is a protein in humans responsible for maintaining IgG levels.  This recently FDA approved anti-FcRn is for the treatment of generalized Myasthenia Gravis that may impact a subset of overall general IVIG usage.  Other such FcRn potential targeted indications in development that may disrupt general IVIG usage may include but are not limited to: Chronic Inflammatory Demyelinating Polyradiculoneuropathy (“CIDP”), a rare type of autoimmune disorder, Immune Thrombocytopenic Purpura (“ITP”), a blood disorder characterized by a decrease in the number of platelets in the blood and Pemphigus Vulgaris (“PV”), a rare type of autoimmune disorder.

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

Patents related to our immune globulin product ASCENIV include U.S. Patent No. 9,107,906, which covers compositions comprising pooled plasma, as well as immunoglobulin prepared therefrom, that contains a standardized, elevated titer of RSV neutralizing antibodies and elevated levels of antibodies specific for one or more other respiratory pathogens, as well as methods of making and using the compositions. U.S. Patent Nos. 9,714,283, 9,815,886, 9,969,793, 10,683,343 and 11,339,206 encompassing immunotherapeutic compositions and immunotherapeutic methods proprietary to us, also relate to ASCENIV.  Corresponding foreign patents and patent applications also pertain to this technology.

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

Government Regulation and Product Approval

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon, among other things, the testing (preclinical and clinical), quality control, research, development, approval and post-approval monitoring and reporting, manufacturing, labeling, storage, recordkeeping, advertising, promotion, import, export, marketing sales and distribution of our products and product candidates. If we do not comply with applicable requirements, we may be fined, the government may refuse to approve our marketing applications or allow us to manufacture or market our products, we may be criminally prosecuted and we may be excluded from participation in government healthcare programs. These requirements are continually evolving.  By example, in light of the COVID-19 pandemic, the FDA has issued a number of guidance documents to assist companies navigating pre-commercialization, commercialization, manufacturing and development concerns raised by COVID-19 and with respect to products intended for COVID-19. We and our manufacturers may also be subject to regulations under other federal, state and local laws.

U.S. Government Regulation

Our current and anticipated future product candidates are considered “biologics” under the FDA regulatory framework. The FDA’s regulatory authority for the approval of biologics resides in the Public Health Service Act (the “PHS Act”). However, biologics are also subject to regulation under the Federal Food, Drug and Cosmetic Act (the “FDCA”) because most biological products also meet the FDCA’s definition of “drugs.” Most pharmaceuticals or “conventional drugs” consist of pure chemical substances and their structures are known. Most biologics, however, are complex mixtures that are not easily identified or characterized. Biological products differ from conventional drugs in that they tend to be heat-sensitive and susceptible to microbial contamination. This requires sterile processes to be applied from initial manufacturing steps. In the U.S., the FDA regulates biologic products under the FDCA, the PHS Act and related federal regulations under Title 21 of the Code of Federal Regulations (“CFR”). Biologics are also regulated under other federal, state, and local statutes and regulations by other regulatory authorities. The process required by the FDA before our product candidates may be marketed in the U.S. generally involves the following (although the FDA is given wide discretion to impose different or more stringent requirements on a case-by-case basis):

•
completion of extensive preclinical laboratory tests, preclinical, nonclinical and formulation studies performed in accordance with the FDA’s Good Laboratory Practice (“GLP”) regulations and other applicable laws and regulations;

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

Pre-Clinical Studies

Prior to commencing the first clinical trial at a United States investigational site, we must submit manufacturing and analytical data, pre-clinical or nonclinical data from studies conducted in accordance with GLPs, and clinical trial plans, among other information, to the FDA as part of an IND application. Subject to certain exceptions, an IND becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, issues a clinical hold to delay a proposed clinical investigation due to concerns or questions about the product or the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during trials due to safety concerns or non-compliance.

Our submission of an IND, or those of our collaboration partners, may not result in the FDA allowance to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. The FDA must also approve certain changes to an existing IND, such as certain manufacturing changes. Further, an independent Institutional Review Board (“IRB”) duly constituted to meet FDA requirements for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center and it must monitor the safety of the study and study subjects until completed. Special clinical trial ethical considerations also must be taken into account if a study involves children. The FDA, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive GCP requirements and regulations for informed consent and must be conducted with product meeting cGMPs.

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

In addition, under the Pediatric Research Equity Act of 2003, a BLA or supplement for a new active ingredient, new indication, new dosage form, new dosing regimen, or new route of administration must contain data that is adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the applicant has obtained a waiver or deferral. In 2012, the Food and Drug Administration Safety and Innovation Act amended the FDCA to require that a sponsor who is planning to submit such an application submit an initial Pediatric Study Plan (“PSP”) within 60 days of an end-of-Phase II meeting or as may be agreed between the sponsor and the FDA. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of data or full or partial waivers. The FDA and the sponsor must reach agreement on the PSP. More recently, Congress also passed legislation that will require that sponsors submit to FDA a diversity action plan for Phase III or other pivotal studies, unless such requirement is waived by FDA.

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

Biologics License Applications

The results of product candidate development, preclinical and nonclinical testing and clinical trials, together with, among other things, detailed information on the manufacture and composition of the product and proposed labeling, and the payment of a user fee, are submitted to the FDA as part of a BLA. Under the Prescription Drug User Fee Act (“PDUFA”), the fees payable to the FDA for reviewing an original BLA, as well as annual program fees for approved products can be substantial, subject to certain limited deferrals, waivers and reductions that may be available.

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

Post-Approval Regulatory Requirements

After regulatory approval is obtained, biological drug products are subject to extensive and continuing regulation by the FDA, and the FDA may impose a number of post-approval requirements as a condition of approval of an application. For example, as a condition of approval of a BLA, the FDA may require post-marketing testing and surveillance to monitor the product’s safety or efficacy. In addition, holders of an approved BLA are required to keep extensive records (including certain electronic records and signature requirements), submit annual reports, report certain adverse reactions and production problems to the FDA, provide updated safety and efficacy information, and comply with requirements concerning advertising and promotional labeling for their products. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are annual user fee requirements for any marketed products, as well as new application fees for supplemental applications with clinical data. BLA holders must comply with other regulatory requirements, including submitting annual reports, reporting information about adverse drug experiences, and maintaining certain records. The FDA may withdraw a product approval if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, problems with manufacturing processes or failure to comply with regulatory requirements, may result in restrictions on the product or even complete withdrawal of the product from the market. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as refusal to approve pending applications, license suspension or revocation, withdrawal of approval of a BLA, imposition of a clinical hold or termination of clinical trials, warning letters, untitled letters, suspension of manufacturing, sales or use, product seizures or recalls, import restrictions, injunctive action or possible fines and other penalties. We cannot be certain that we or our present or future third-party manufacturers or suppliers will be able to comply with the cGMP regulations and other ongoing FDA regulatory requirements.

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

Manufacturers and certain other entities involved in the manufacturing and distribution of approved products are required to register their establishments with the FDA and certain state agencies, list the manufactured products to the FDA, and are subject to periodic unannounced inspections or remote regulatory assessments by the FDA and certain state agencies for compliance with cGMP and other laws. The cGMP requirements apply to all stages of the manufacturing process, including the production, processing, sterilization, packaging, labeling, storage and shipment of the product. Manufacturers must establish validated systems to ensure that products meet specifications and regulatory standards and test each product batch or lot prior to its release. The information that must be submitted to FDA regarding manufactured products was expanded through the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act to include the volume of drugs produced during the prior year. For biologics products subject to lot release, for each product lot the applicant must submit materials related to that lot to the FDA prior to that lot being released for distribution.

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

The commercial distribution of prescription drugs (including biological drug products) is subject to the
DSCSA, which regulates the distribution of the products at the federal level and sets certain standards for federal or state registration and compliance of entities in the supply chain (manufacturers and repackagers, wholesale distributors, third-party logistics providers, and dispensers). The DSCSA preempts previously enacted state pedigree laws and the pedigree requirements of the Prescription Drug Marketing Act (“PDMA”). Trading partners within the drug supply chain must now ensure certain product tracing requirements are met and are required to exchange certain transaction-related information in an electronic, and, as of November 2023, an interoperable form. Further, the DSCSA limits the distribution of prescription pharmaceutical products and imposes requirements to ensure overall accountability and security in the drug supply chain, including requirements related to the detection and investigation of suspect and illegitimate products. The distribution of product samples continues to be regulated under the PDMA.

FDA post-approval requirements are continually evolving. For example, in March 2020, the U.S. Congress passed the CARES Act, which includes various provisions regarding FDA drug shortage and manufacturing volume reporting requirements, as well as provisions regarding supply chain security, such as risk management plan requirements, and the promotion of supply chain redundancy and domestic manufacturing. As part of the CARES Act implementation, the FDA issued a guidance on the reporting of the volume of drugs produced, which reporting will require additional administrative efforts by drug manufacturers. Executive orders have also been issued to encourage domestic manufacturing.

Advertising and Promotion

The FDA closely regulates the post-approval marketing and promotion of products, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the Internet. A product cannot be promoted before it is approved. After approval, product promotion can include only those claims related to safety and effectiveness that are consistent with the labeling approved by the FDA. Healthcare providers are permitted to prescribe drugs for “off-label” uses - that is uses not approved by the FDA and not described in the product’s labeling because the FDA does not regulate the practice of medicine. However, FDA regulations impose restrictions on manufacturers’ communications regarding off-label uses. Broadly speaking, a manufacturer may not promote a drug for off-label use, but under certain conditions may engage in non-promotional, balanced, scientific communication regarding off-label use. Failure to comply with applicable FDA requirements and restrictions in this area may subject a company to adverse publicity and enforcement action by the FDA, the Department of Justice, or the Office of Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil penalties, criminal fines and agreements that materially restrict the manner in which a company promotes or distributes a drug.

From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. In addition to new legislation, FDA and other agency regulations, guidance, and policies are often revised or reinterpreted in ways that may significantly affect our business. It is impossible to predict whether further legislative or FDA regulation or other regulatory policy changes will be enacted or implemented and what the impact of such changes, if any, may be. It is possible that certain prior regulatory requirements may be postponed or frozen.

Regulation of ADMA BioCenters

With some limited exceptions, all blood and blood product collection and manufacturing centers which engage in interstate commerce must be licensed by and registered with the FDA. In order to achieve licensure, the organization must submit a BLA and obtain BLA approval prior to distribution of any product. The approval of the BLA requires passage of an FDA inspection. ADMA BioCenters has completed these requirements and holds an FDA license for eight plasma collection facilities for source plasma. In order to maintain an FDA license, under FDA guidance each such facility operated by ADMA BioCenters will be inspected within the first year of operations and then at least every two years and must meet certain regulatory requirements. ADMA BioCenters is also required to submit annual reports to the FDA, as well as reports of fatalities related to blood and blood component collection or transfusion.  Establishments must also comply with FDA’s regulatory standards which include a variety of requirements related to, among other areas, cGMPs, deviation investigation and reporting, donor screening and product testing, as well as product labeling.  Facilities must further ensure that all tests and equipment that are used are appropriate for their intended use, which may include FDA clearance and/or approval of the applicable test or equipment.

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

Third-party payers are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. In order to obtain coverage and reimbursement for our current products and any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of any products, in addition to the costs required to obtain regulatory approvals. Our current products may not be considered medically necessary or cost-effective. If third-party payers do not consider a product to be cost-effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit.

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

If a manufacturer becomes aware that its reporting for a prior quarter was incorrect or has changed as a result of recalculating the pricing data, the manufacturer is obligated to resubmit the corrected data for up to three years after those data originally were due, which revisions could affect rebate liability for prior quarters. The federal Patient Protection and ACA made significant changes to the Medicaid Drug Rebate Program, and CMS issued a final regulation, which became effective on April 1, 2016, to implement the changes to the Medicaid Drug Rebate Program under the ACA. On December 21, 2020, CMS issued a final rule that modified the Medicaid Drug Rebate Program regulations to permit reporting multiple best price figures with regard to value‑based purchasing arrangements (beginning in 2022); provided definitions for “line extension,” “new formulation,” and related terms with the practical effect of expanding the scope of drugs considered to be line extensions (beginning in 2022); and revised best price and average manufacturer price exclusions of manufacturer-sponsored patient benefit programs, particularly regarding potential inapplicability of such exclusions in the context of pharmacy benefit manager “accumulator” programs (beginning in 2023).

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

Federal law requires that any company that participates in the Medicaid Drug Rebate Program also participate in the Public Health Service’s 340B drug pricing program (the “340B program”) in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program, which is administered by the Health Resources and Services Administration (“HRSA”), requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. Covered entities include hospitals that serve a disproportionate share of financially needy patients, community health clinics, and other entities that receive certain types of grants under the Public Health Service Act. The ACA expanded the list of covered entities to include certain free-standing cancer hospitals, critical access hospitals, rural referral centers, and sole community hospitals, but exempts “orphan drugs” from the ceiling price requirements for these covered entities. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and Medicaid rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate Program. In general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement.

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

In order to be eligible to have their products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies (U.S. Department of Veterans Affairs (“VA”), Department of Defense (“DoD”), Coast Guard, and Public Health Service (“PHS”)) and grantees, manufacturers must participate in the VA Federal Supply Schedule (“FSS”) pricing program. Prices for innovator drugs purchased by the VA, DoD, Coast Guard, and PHS are subject to a cap (known as the “Federal Ceiling Price”) equal to 76% of the annual non-federal average manufacturer price (“non-FAMP”) minus, if applicable, an additional discount. The additional discount applies if non-FAMP increases more than inflation (measured by reference to the Consumer Price Index – Urban (“CPIU”)). In addition, in the second and subsequent year, the price also is capped at prior year FSS contract plus CPIU. Manufacturers must also participate in the Tricare Retail Pharmacy Program, under which they pay quarterly rebates to DoD for prescriptions of innovator drugs dispensed to Tricare beneficiaries through Tricare Retail network pharmacies. The governing statute provides for civil monetary penalties for failure to provide information timely or for knowing submission of false information to the government.

Medicare Part D generally provides coverage to enrolled Medicare patients for self-administered drugs (i.e., drugs that are not administered by a physician). Medicare Part D is administered by private prescription drug plans approved by the U.S. government and subject to detailed program rules and government oversight. Each drug plan establishes its own Medicare Part D formulary for prescription drug coverage and pricing, which the drug plan may modify from time to time. The prescription drug plans negotiate pricing with manufacturers and pharmacies and may condition formulary placement on the availability of manufacturer rebates. In addition, manufacturers are required to provide to CMS a 70% discount on brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries are in the coverage gap phase of the Part D benefit design. Civil monetary penalties can be applied if a manufacturer fails to provide these discounts in the amount of 125 percent of the discount that was due. Congress could enact legislation that sunsets this discount program and replaces it with a new manufacturer discount program. Congress further could enact a Medicare Part D inflation rebate, under which manufacturers would owe additional rebates if the average manufacturer price of a drug were to increase faster than the pace of inflation.

Congress also could enact a drug price negotiation program under which the prices for certain high Medicare spend single source drugs would be capped by reference to the non-FAMP. This or any other legislative change could impact the market conditions for our products. We further expect continued scrutiny on government price reporting from Congress, federal agencies, and other bodies.

Group health plans, health insurance issuers, health maintenance organizations, other healthcare payors, and pharmacy benefit managers in the United States are adopting more aggressive utilization management techniques and are increasingly requiring significant discounts and rebates from manufacturers as a condition to including products on formulary with favorable coverage and cost-sharing. These payors may not cover or adequately reimburse for use of our products or may do so at levels that disadvantage them relative to competitive products. Outside the United States, within the EU, our products are paid for by a variety of payors, with governments being the primary source of payment. Government health authorities in the EU determine or influence reimbursement of products and set prices or otherwise regulate pricing. Negotiating prices with governmental authorities can delay commercialization of our products. Governments may use a variety of cost-containment measures to control the cost of products, including price cuts, mandatory rebates, value-based pricing and reference pricing (i.e., referencing prices in other countries or prices of competitive products and using those reference prices to set a price). Budgetary pressures in many EU countries are continuing to cause governments to consider or implement various cost-containment measures, such as price freezes, increased price cuts and rebates and expanded generic substitution and patient cost-sharing. Recently, several states also have enacted or are considering legislation intended to make drug prices more transparent and deter significant price increases that impose reporting requirements on biopharmaceutical companies. These laws may affect our future sales, marketing, and other promotional activities by imposing administrative and compliance burdens.  Such laws also typically impose significant civil monetary penalties for each instance of reporting noncompliance that can quickly aggregate into the millions of dollars.

U.S. Healthcare Reform

The containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. Changes in government legislation or regulation and changes in private third-party payors’ policies toward reimbursement for our products, if successfully developed and approved, may reduce reimbursement of our products’ costs to physicians, pharmacies, patients and distributors. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, payment of rebates, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could limit our net revenue and results for products, if any, we commercialize in the future.

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

One of the goals of ACA was to expand coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, among other things, the ACA increased minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program and extended manufacturers’ Medicaid rebate liability to drugs dispensed to individuals who are enrolled in Medicaid managed care organizations. The ACA also requires manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to certain direct or indirect payments and other transfers of value to U.S.-licensed physicians, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists and certified nurse-midwives and to U.S. teaching hospitals, as well as ownership and investment interests held in the company by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of $1,000 to $10,000 for each payment or ownership interest that is not timely, accurately, or completely reported (annual maximum of $150,000), and $10,000 to $100,000 for each knowing failure to report (annual maximum of $1 million) (for an aggregate annual maximum of $1,150,000).

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

Other legislative changes related to reimbursement have been adopted in the U.S. since the ACA was enacted. For example, on August 2, 2011, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reductions. In concert with subsequent legislation, this has resulted in aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2031 (with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, due to the COVID-19 pandemic). The law provides for 1% Medicare sequestration in the second quarter of 2022 and allows the full 2% sequestration thereafter until 2031. As long as these cuts remain in effect, they could adversely impact payment for any products we may commercialize in the future. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce our profitability.

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

Anti-Fraud and Abuse Laws

We are also subject to numerous fraud and abuse laws and regulations globally.  In the U.S., there are a variety of federal and state laws restricting certain marketing practices in the pharmaceutical industry pertaining to healthcare fraud and abuse, including anti-kickback laws and false claims laws. Our sales, marketing, patient support and medical activities may be subject to scrutiny under these laws. The U.S. federal healthcare program Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving anything of value (“remuneration”) to induce (or in return for) the referral of business, including the purchase, recommendation or prescription of a particular drug reimbursable under Medicare, Medicaid or other federally financed healthcare programs. The statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and patients, prescribers, purchasers and formulary managers on the other. The Beneficiary Inducement Civil Monetary Penalties Law imposes similar restrictions on interactions between pharmaceutical manufacturers and federal healthcare program beneficiaries. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common manufacturer business arrangements and activities from prosecution and administrative sanction, the exceptions and safe harbors are drawn narrowly and are subject to regulatory revision or changes in interpretation by the U.S. Department of Justice (“DOJ”), and the Office of Inspector General of the U.S. Department of Health and Human Services (“OIG”). Recent regulations eliminate the discount safe harbor protection for manufacturer rebates paid directly, or indirectly through a Pharmacy Benefit Manager (“PBM”) to Medicare Part D or Medicare Advantage plans, effective January 1, 2026. Previously proposed legislation, however, would permanently prohibit implementation of the rule beginning in 2026. Practices or arrangements that involve remuneration may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute.  Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances.

Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce or reward referrals of federal healthcare program business, including purchases of products paid by federal healthcare programs, the statute has been violated. Violations of the federal Anti-Kickback Statute may be established without providing specific intent to violate the statute, and may be punishable by civil, criminal, and administrative fines and penalties, damages, imprisonment, and/or exclusion from participation in federal healthcare programs.

The federal civil False Claims Act (“FCA”) prohibits, among other things, any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of federal funds, or knowingly making, or causing to be made, a false statement to get a false claim paid, or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. The FCA has been used to assert liability on the basis of improper referrals, improperly reported government pricing metrics such as Best Price or Average Manufacturer Price, improper use of Medicare provider or supplier numbers when detailing a provider of services, improper promotion of off-label uses not expressly approved by the FDA in a product’s label, and allegations as to misrepresentations with respect to products, contractual requirements, and services rendered.  In addition, private payers have been filing follow-on lawsuits alleging fraudulent misrepresentation, although establishing liability and damages in these cases is more difficult than under the FCA. Intent to deceive is not required to establish liability under the FCA. Rather, a claim may be false for deliberate ignorance of the truth or falsity of the information provided or for acts in reckless disregard of the truth or falsity of that information. A claim resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim. The False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of themselves and the federal government alleging violations of the statute and to share in any monetary recovery. Violations of the False Claims Act may result in significant financial penalties (including mandatory penalties on a per claim or statement basis), treble damages and exclusion from participation in federal health care programs. For these reasons, since 2004, False Claims Act lawsuits against pharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements, as much as $3.0 billion, regarding certain sales practices and promoting off label uses.

For these reasons, since 2004, False Claims Act lawsuits against pharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements, as much as $3.0 billion, regarding certain sales practices and promoting off label uses.

The government may further prosecute conduct constituting a false claim under the criminal False Claims Act.  The criminal False Claims Act prohibits the making or presenting of a claim to the government knowing such claim to be false, fictitious, or fraudulent and, unlike the FCA, requires proof of intent to submit a false claim.

Pharmaceutical companies are subject to other federal false claim and statements laws, some of which extend to non-government health benefit programs. For example, the healthcare fraud provisions under the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations, or HIPAA, impose criminal liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program, including private third party payors, or falsifying or covering up a material fact or making any materially false or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. Violations of HIPAA fraud provisions may result in criminal, civil and administrative fines, penalties and damages, including exclusion from participation in federal healthcare programs.

The majority of states have adopted analogous laws and regulations, including state anti-kickback and false claims laws, that may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payer, including private insurers. Other states have adopted laws and regulations that, among other things, require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines with respect to interactions with healthcare professionals and the relevant compliance program guidance promulgated by the U.S. federal government that otherwise restrict payments that may be made to healthcare professionals and other potential referral sources, and that require drug manufacturers to file reports related to pricing and marketing information, which requires tracking price increases and gifts and other remuneration and items of value provided to healthcare professionals and entities. In addition, some jurisdictions have laws requiring pharmaceutical sales representatives to be registered or licensed, and still others impose limits on co-pay assistance that pharmaceutical companies can offer to patients.

The Physician Payment Sunshine Act requires tracking of certain payments and transfers of value to U.S.-licensed physicians, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists and certified nurse-midwives and to U.S. teaching hospitals, and ownership interests held by physicians and their families, and reporting to the federal government and public disclosure by the federal government of this data.

Data Protection and Privacy

Throughout the clinical trial process, we may obtain the private health information of our trial subjects. There are a number of state, federal and international laws protecting the privacy and security of health information and personal data. The Healthcare Information Portability and Accountability Act of 1996 (“HIPAA”) imposes privacy, security, breach reporting obligations, and mandatory contractual terms on covered entity health care providers, health plans, and health care clearinghouses, as well as their “business associates” – certain persons or covered entities that create, receive, maintain, or transmit protected health information in connection with providing a specified service or performing a function on behalf of a covered entity. We could potentially be subject to civil and criminal penalties if we, our affiliates, or our agents knowingly use or disclose protected  health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

Even when HIPAA does not apply, according to the Federal Trade Commission (“FTC”), failing to take appropriate steps to keep consumers’ personal information secure, or failing to provide a level of security commensurate to promises made to individual about the security of their personal information (such as in a privacy notice) may constitute unfair or deceptive acts or practices in violation of Section 5(a) of the Federal Trade Commission Act (“FTC Act”). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to, but less prescriptive than, what is required by the HIPAA Security Rule. Enforcement by the FTC under the FTC Act can result in civil penalties or enforcement actions.

Most states have laws requiring notification of affected individuals and state regulators (breach notification laws) in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. Some state laws impose significant data security requirements, such as encryption, to ensure ongoing protection of personal information. Additionally, in California, the California Consumer Privacy Act (“CCPA”) establishes certain requirements for data use and sharing transparency and creates new data privacy rights for California residents. The CCPA and its implementing regulations have already been amended multiple times since their enactment. In November 2020, California voters approved the California Privacy Rights Act (“CPRA”) ballot initiative, which introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency (“CPPA”).  The amendments introduced by the CPRA go into effect on January 1, 2023, and new implementing regulations are expected to be introduced by the CPPA. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with certain types of security incidents. These claims may result in significant liability and damages. Virginia, Colorado, Connecticut and Utah have also enacted privacy laws that become effective in 2023 and are similar in many respects to the CCPA.

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

Environmental, Social and Governance (“ESG”)

Our Corporate Code of Ethics ensures employee adherence to strive to conserve resources and reduce water consumption and emissions through recycling and other energy conservation measures. Employees are responsible for promptly reporting any known or suspected violations of environmental laws or any events that may result in a discharge or emissions of hazardous materials. We manufacture, market and develop specialty plasma-derived products for the prevention and treatment of infectious diseases in the immune compromised and other patients at risk for infection, and, as such, we consider our environmental impact to be low. These activities do not include either industrial production or distribution, and therefore do not use raw materials. Therefore, there are no significant releases into the environment or greenhouse gas emissions from our manufacturing emissions.  Further, our activities do not produce any particular noise nuisance for staff or neighboring tenants or residents as well as wildlife surrounding our facilities and offices. Annual electricity and water consumption are monitored and factored into our sustainable resource practices.

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

Employees

As of December 31, 2022, we had a total of 617 employees, all of whom are full-time. Over the course of the next year, we anticipate hiring additional full-time employees devoted to compliance, production, quality assurance, quality control, plasma collection and processing, sales and marketing, medical and scientific affairs, general and administrative, as well as hiring additional staff as part of the build-out of our plasma collection centers as appropriate. We use Clinical Research Organizations (“CROs”), third parties and consultants to perform our post-marketing commitment clinical studies and other process and/or analytical development projects to augment our in-house capabilities and staff.

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

Our long-term liquidity depends upon our ability to grow our commercial programs, expand our commercial operations at the Boca Facility, improve our supply-chain capabilities, improve production yields, continue to build out our commercial infrastructure and meet our ongoing obligations. In addition, our end-to-end production cycle from procurement of raw materials to commercial release of finished product can take between seven and 12 months or potentially longer, requiring substantial investments in raw material plasma and other manufacturing materials.

We currently anticipate, based upon our projected revenue and expenditures, that our current cash, cash equivalents and accounts receivable, will be sufficient to fund our operations, as currently conducted, through  the end of the first quarter of 2024, at which time we believe we will begin to generate positive cash flow from operations. This time frame may change based upon how quickly we are able to execute on our commercialization efforts and operational initiatives and whether or not the assumptions underlying our projected revenues and expenses are correct. We anticipate that we will not be able to generate a sufficient amount of product revenue to achieve profitability until the beginning of 2024. If we are unable to generate sufficient positive cash flow in the first quarter of 2024 and cannot raise additional capital if needed, we may have to delay, curtail or eliminate our commercialization efforts as well as product development activities. Even if we are able to raise additional capital, such equity or debt financings may only be available on unattractive terms, resulting in significant dilution of stockholders’ interests and, in such event, the value and potential future market price of our common stock may decline. In addition, if we raise additional funds through license arrangements or through the disposition of any of our assets, it may be necessary to relinquish potentially valuable rights to our product candidates or assets or grant licenses on terms that are not favorable to us.

We also continue to evaluate a variety of strategic alternatives through our ongoing engagement with Morgan Stanley. The exploration of value-creating opportunities remains a top corporate priority for ADMA.

Historically, the major source of our cash has been from proceeds from various public offerings of our common stock and the issuance of debt securities. The actual amount of additional cash that we may need, if any, is subject to many factors. There can be no assurances that additional financing will be available if needed or that management will be able to obtain financing on terms acceptable to us or that we will become profitable and generate positive operating cash flow.

We are currently not profitable and may never become profitable.

We have a history of losses and expect to incur substantial losses and negative operating cash flows in  fiscal 2023, and we may never achieve or maintain profitability. For the years ended December 31, 2022 and 2021, we incurred net losses of $65.9 million and $71.6 million, respectively. From our inception in 2004 through December 31, 2022, we have incurred an accumulated deficit of $478.0 million. We expect that we will not be able to generate a sufficient amount of product revenue to achieve profitability until the beginning of 2024 and if we are unable to achieve positive cash flow we may need to continue to finance our operations through additional equity or debt financings or corporate collaboration and licensing agreements. We also expect to continue to incur significant operating and capital expenditures and anticipate that as our business continues to grow our operating expenses will increase accordingly as we:

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

The COVID-19 pandemic, including the Delta, Omicron and BA.2 variants and other resistant, mutating and emerging strains of the coronavirus, has the potential to adversely impact several aspects of each of our business segments, our commercial manufacturing operations and plasma collection facilities, including but not limited to potential disruptions to our supply-chain operations, including procurement of raw materials and packaging materials, a portion of which are sourced internationally, and the testing of finished drug product that is required prior to its availability for commercial sale.  Such testing has historically been performed by contract laboratories outside the United States. While we do not believe that the COVID-19 pandemic has significantly affected operations and immunoglobulin production at our Boca Facility or our ADMA BioCenters plasma collection operations at this time, we may experience adverse effects in the future from the COVID-19 pandemic or future pandemics. For example, our employees becoming ill, the imposition of additional mandatory remote working environments and federal, state and local responses to the pandemic could materially affect the efficiency and pace of our operations and manufacturing at our Boca Facility. Employee or donor illness, if not properly managed, could also impact the availability of and quality of our products. Further, in certain instances and geographic regions, we may experience decreased customer engagement (for example, as a result of a temporary shutdown of a customer’s facilities or the continuation of no in-person meetings) could impact our results of operations. In addition, travel and other restrictions that were implemented in the United States or could be implemented in the future could impact our commercial efforts with respect to any of our products, including BIVIGAM and ASCENIV, as trade shows, industry and medical conferences and other events we had been planning to utilize and exhibit and attend with our staff to increase awareness of our products by physicians and payers were subject to limitations, rescheduling, virtual attendance or outright cancellation in response to the pandemic. Also, due to a combination of previous state and local “shelter-in-place” orders, as well as government stimulus packages, amongst other initiatives, we were experiencing, and may experience in the future, lower than expected donor collections at our FDA-licensed plasma collection centers. We are also subject to delays in shipments of source plasma from our contracted third-party suppliers, as well as delays in deliveries for personal protective equipment, reagents and other non-plasma raw materials and supplies used in the manufacture, testing and distribution of our products. We also experienced supply chain delays as a result of significant resources being diverted towards the rapid development and distribution of COVID-19 vaccines, which could result in our need to carry more inventory than we have in the past, which would put an additional strain on our cash resources. After the COVID-19 global pandemic has settled, we may continue to experience adverse impacts to our business as a result of evolving macroeconomic factors, including general economic uncertainty, unemployment rates, high inflation, recessionary pressures and any actual economic recession that has occurred or may occur in the future.

In the future we may continue to experience pandemic-related challenges with respect to obtaining and manufacturing a sufficient amount of supplies, raw materials, and finished product to meet our need for commercial and clinical product supply.  If we or any of our suppliers or manufacturers are adversely impacted by pandemics or the restrictions resulting from outbreaks, if they or we cannot obtain the necessary supplies, or if third parties need to prioritize other products or customers over us, including under the Defense Production Act, we may experience future delays or disruptions in our supply chain, which could have a material and adverse impact on our business. Moreover, we, our suppliers, and any third-party manufacturers may also need to implement measures and changes, or deviate from typical requirements, because of pandemics that may otherwise adversely impact our supply chains or the quality of the resulting products or supplies. Depending on the change, we may need to obtain FDA pre-approval or otherwise provide the FDA with a notification of the change.

To the extent that we or our partners are conducting clinical trials, pandemics could cause delays or disruptions in these or future development programs. By example, the pandemic may result in slower enrollment, the need to suspend enrollment into studies, patient withdrawals, postponement of planned clinical or preclinical studies, redirection of site resources from studies, study modification, suspension, or termination, the introduction of remote study procedures and modified informed consent procedures, study site changes, direct delivery of investigational products to patient homes requiring state licensing, study deviations or noncompliance, and changes or delays in site monitoring.  The foregoing could require that we consult with relevant review and ethics committees, IRBs, and the FDA. The foregoing could also impact the integrity of study data. The effects of  pandemics may also increase the need for clinical trial patient monitoring and regulatory reporting of adverse effects.  Pandemics could further impact our ability to interact with the FDA or other regulatory authorities and may result in delays in the conduct of inspections or review of pending applications or submissions. No assurances can be provided as to the timing for completion of any regulatory submissions or applications or other circumstances unknown to us presently or that are out of our direct control. Due to the potential impact of the COVID-19 outbreak on clinical trials, drug development, and manufacturing, the FDA issued a number of guidances specifically concerning COVID-19, including guidance with respect to blood and blood components. The FDA’s guidance is continually evolving.

The COVID-19 pandemic resulted in and future pandemics may also result in changes in laws and regulations.  By example, in March 2020, the U.S. Congress passed the CARES Act, which includes various provisions regarding FDA drug shortage reporting requirements, as well as provisions regarding supply chain security, such as risk management plan requirements, and the promotion of supply chain redundancy and domestic manufacturing. The CARES Act further included reporting requirements related to the volume of products produced over the course of the year.  FDA issued guidance regarding this requirement. This and any future changes in law may require that we change our internal processes and procedures to ensure continued compliance. Additionally, the previous guidelines that were issued by public health authorities or any new or changing recommendations or guidelines may still impact the demand for or usage as well as the prescriptions of our IVIG products.

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

Third-party fill/finish providers may not perform as agreed or in accordance with FDA requirements. Any significant problem that our fill/finish providers experience could delay or interrupt our supply of finished drug product until the service provider cures the problem or until we locate, negotiate for, validate and receive FDA approval for an alternative provider (when necessary), if one is available. Failure to obtain the needed fill/finish services meeting the necessary quality standards or at all could have a material and adverse effect on our products, business, financial condition and results from operations.

Although we are utilizing our FDA-approved fill/finish suite that we built at the Boca Facility for a portion of our finished drug product, we also intend to continue to utilize third parties to supplement our fill/finish process for final drug product. Any failure by us, our contract fill/finishers, or other third parties involved in the process for producing our products or product candidates to comply with the applicable manufacturing, including manufacturing quality requirements, could place us and them at risk of regulatory enforcement actions, recalls and other adverse consequences, could adversely impact our products, and could adversely impact patients receiving our products, which may negatively impact our business and our ability to produce and supply products to meet commercial and clinical needs.

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

Each of these risks could delay or prevent the completion of our finished drug product and the release of finished drug product by us or the FDA, which could result in higher costs or adversely impact our revenues. These risks could also result in the delay in obtaining clinical supplies, which would delay our development programs. In addition, our contract fill/finishers and our other third-party vendors may source their materials and supplies globally and are therefore subject to supply disruptions in the event of fire, weather related events such as hurricanes, wind and rain, international conflicts, trade and sanction requirements and limits, other acts of God or force majeure events or global health occurrences and emergencies, including the COVID-19 pandemic.

The estimates of market opportunity and forecasts of market and revenue growth included in our filings may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business could fail to grow at similar rates, if at all.

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, including as a result of changing circumstances during the ongoing COVID-19 pandemic. In particular, the size and growth of the overall U.S. IVIG and source plasma markets are subject to significant variables that can be difficult to measure, estimate or quantify. Our business depends on, among other things, successful commercialization of our existing products, market acceptance of such products and ensuring that our products are safe and effective. Further, there can be no assurance that we will be able to generate the revenue that we believe our products and plasma collection facilities are capable of generating. As a result, we may not be able to accurately forecast or predict revenue. For these reasons, the estimates and forecasts in our filings relating to revenue generation and growth may prove to be inaccurate. Even if the markets in which we compete meet our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all.

Both of our business segments and our facilities, as well as our suppliers and contractors, are subject to periodic inspections by the FDA, which, depending on the outcome of such inspections, could result in certain FDA actions, including the issuance of observations, notices, citations or warning letters.

We and our suppliers and contractors may be unable to comply with our specifications, cGMP requirements and with other FDA, state, and foreign regulatory requirements for commercial and clinical supply. The FDA is authorized to perform inspections and remote regulatory assessments of our and our suppliers’ facilities, including the Boca Facility. The FDA also may inspect and approve our and our third-parties’ facilities before they may be used for commercial production. At the end of such an inspection, the FDA could issue a Form 483 Notice of Inspectional Observations, which could cause the FDA to not approve the use of the facility and cause us to modify certain activities identified during the inspection. Following such inspections, the FDA may issue an untitled letter as an initial correspondence that cites violations that do not meet the threshold of regulatory significance of a warning letter. FDA guidelines also provide for the issuance of warning letters for violations of “regulatory significance” for which the failure to adequately and promptly achieve correction may be expected to result in an enforcement action. FDA also may issue warning letters and untitled letters in connection with events or circumstances unrelated to an FDA inspection. Depending on the seriousness of any findings, we or our suppliers may be subject to additional significant enforcement actions which could have a material impact on our business.

In the event of any FDA enforcement actions, we and our third-party contractors would need to implement remedial actions which may be time-intensive or costly. We may not be able to timely resolve concerns raised by the FDA as a result of an inspection or without expending significant resources. We are unable to control the timing of FDA inspections, communications and actions, and will be required to respond to the FDA and make certain submissions within certain timeframes. We also do not know whether or not the FDA will change its requirements, guidance or expectations. If the FDA determines that we have not remediated the issues identified in a warning letter or any other inspection issues and deficiencies, any failure of ours to address or provide requested documentation of corrections for these issues could disrupt our business operations and the timing of our commercialization efforts and could have a material adverse effect on our financial condition and operating results.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our commercial manufacturing and any research and development activities involve the use of biological and hazardous materials and produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials, which could cause an interruption to our commercialization efforts, research and development efforts and business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized internally and by our third-party manufacturers and service providers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our commercial manufacturing, research and development, or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties, or other sanctions.

Business interruptions could adversely affect our business.

Our operations, including our headquarters located in Ramsey, NJ, the Boca Facility and our plasma collection facilities, are vulnerable to interruption by fire, weather related events such as hurricanes, wind and rain, other acts of God or force majeure events, electric power loss, telecommunications failure, equipment failure, cyberattacks on our operations and information technology systems and breakdown, human error, employee issues, global health occurrences such as the COVID-19 pandemic, war, geopolitical conditions and emergencies, product liability claims and events beyond our control. While we maintain several insurance policies with reputable carriers that provide partial coverage for a variety of these risks, including replacing or rebuilding a part of our facilities, these policies are subject to the insurance carriers’ final determination of compensation to us and we may not have adequate coverage if we need to rebuild or replace our inventory, infrastructure, business income or our entire facility.  In addition, our disaster recovery plans for our facilities may not be adequate and we do not have an alternative manufacturing facility or contractual arrangements with other manufacturers in the event of a casualty to or destruction of any of our facilities. If we are required to rebuild or relocate any of our facilities, a substantial investment in improvements and equipment would be necessary. We carry only a limited amount of business interruption insurance, which may not sufficiently compensate us for losses that may occur. As a result, any significant business interruption could adversely affect our business and results of operations.

If we are unsuccessful in obtaining regulatory approval for any of our product candidates or if any of our product candidates do not provide positive results, we may be required to delay or abandon development of such product, which would have a material adverse impact on our business.

Product candidates require extensive clinical data analysis and regulatory review and may require additional testing. Clinical trials and data analysis can be very expensive, time-consuming and difficult to design and implement. The conduct of preclinical studies and clinical trials is subject to numerous risks and results of the studies and trials are highly uncertain. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. Furthermore, delays or setbacks can occur at any stage of the process, and we could encounter problems that cause us to abandon our product development programs and related INDs or BLAs, or to repeat clinical trials. The evolving COVID-19 pandemic may directly or indirectly affect the pace of enrollment in clinical trials as patients may be restricted in traveling to and accessing healthcare facilities and physicians’ offices. Additionally, such healthcare facilities and offices have their limited resources directed towards treating patients with COVID-19 symptoms. The commencement and completion of clinical trials or ultimate product approval for any current or future development product candidate may be delayed by several factors, including:

•	unforeseen safety issues;

•	determination of dosing issues;

•	lack of safety or effectiveness during clinical trials;

•	slower than expected rates of patient recruitment;

•	inability to monitor patients adequately during or after treatment; and

•	inability or unwillingness of medical investigators to follow our clinical protocols.

We cannot be certain as to what type and how many clinical trials the FDA, or equivalent foreign regulatory agencies, will require us to conduct before we may successfully gain approval to market any of our product candidates that still require FDA approval. Prior to approving a new drug or biologic, the FDA generally requires that the effectiveness of the product candidate (which is not typically fully investigated until Phase III) be demonstrated in two adequate and well-controlled clinical trials. However, if the FDA or an equivalent foreign regulatory authority determines that our Phase III clinical trial results do not demonstrate a statistically significant, clinically meaningful benefit with an acceptable safety profile, or if a relevant regulator requires us to conduct additional Phase III clinical trials in order to gain approval, we will incur significant additional development costs and commercialization of these products would be prevented or delayed and our business could be adversely affected.

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

If we are not able to generate revenue from our products and product candidates, our sources of revenue may continue to be from a product mix consisting only of plasma collection and sales revenues, revenues generated from sales of our FDA-approved commercial products, revenues generated from new contract manufacturing arrangements with third parties and revenues generated from the sales of manufacturing intermediates. We cannot assure you that we will receive the approvals necessary to commercialize any product candidate we may acquire or develop in the future. In order to obtain FDA approval of any product candidate requiring FDA approval, our clinical development must demonstrate that the product candidate is safe for humans and effective for its intended use, and we must successfully complete an FDA BLA review. Obtaining FDA approval of a product candidate generally requires significant research and testing, referred to as preclinical studies, as well as human tests, referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in products that the FDA considers safe for humans and effective for indicated uses. The FDA has substantial discretion in the product approval process and may require us to conduct additional preclinical and clinical testing or to perform post-marketing studies or may require additional CMC or other data and information, and the development and provision of this data and information may be time-consuming and expensive. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may:

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

Since receiving FDA approval for ASCENIV, we have been commercializing this product while also continuing our research and development activities. There can be no assurance that we will be able to successfully manage the balance of our research and development operations with our commercialization activities. Potential investors and stockholders should be aware of the problems, delays, expenses and difficulties frequently encountered by companies balancing development of product candidates, which can include problems such as unanticipated issues related to clinical trials and receipt of approvals from the FDA and foreign regulatory bodies, with commercialization efforts, which can include problems related to managing manufacturing and supply, including supply chain constraints , reimbursement, marketing challenges, development of a comprehensive compliance program, and other related and additional costs. For example, the raw material plasma we collect and procure to manufacture ASCENIV using our patented proprietary microneutralization assay is comprised of plasma collected from donors which contains high titer antibodies to RSV. This high titer plasma which meets our internal specifications for the manufacture of ASCENIV that we are able to identify with our patented testing assay amounts to less than 10% of the total donor collection samples we test. As a result, we may experience an insufficient supply of this plasma.

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

We depend on independent investigators and collaborators, such as universities and medical institutions, contract laboratories, CROs, contract manufacturers, contract fill/finishers and consultants to conduct our preclinical activities, clinical trials, CMC testing and other activities under agreements with us. These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs. These third parties may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our product-development programs, or if their performance is substandard or does not comply with the applicable regulatory standards, our trials may be repeated, extended, delayed, or terminated, the approval of our FDA application(s), if any, and our introduction of new products, if any, will be delayed. We or they may also be subject to regulatory enforcement actions and we may not be able to meet commercial demand. These collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators assist our competitors at our expense, our competitive position would be harmed. Additionally, any change in the regulatory compliance status of any of our vendors may impede our ability to receive and maintain approval for our product candidates.

We may be unable to successfully expand our manufacturing processes to fulfill demand for our products or increase our production capabilities through the addition of new equipment, including if we do not obtain requisite approval from the FDA.

We currently anticipate expanding the manufacturing capacity of our Boca Facility by approximately 50% or more. We also anticipate expanding our production capabilities through the addition of our fill-finish machine at our Boca Facility. Following the expansion of any of our manufacturing processes or the addition of new equipment, such as our fill-finish machine, we will need to validate the expanded facility and equipment, make the necessary submissions to FDA, obtain any FDA required approvals and have it inspected by the FDA. Given the significant delays that may result during the validation process, we may experience a significant supply shortage of our products or our production capabilities may be limited until completion of and validation of our facility expansion and new manufacturing equipment.

Our products, and any additional products for which we may obtain marketing approval in the future, could be subject to post-marketing restrictions or withdrawal from the market and we could be subject to substantial penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products following approval.

Our products, and any additional products for which we may obtain marketing approval in the future, could be subject to post-marketing restrictions, new FDA guidance, or other regulatory actions, such as withdrawal from the market. Such products, as well as the manufacturing processes, post-marketing studies and measures, labeling and advertising and promotional activities for such products, among other things, are subject to ongoing regulatory compliance requirements, and oversight, review, and inspection by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, adherence with labeling and promotional requirements and restrictions, requirements related to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding safeguarding the drug supply chain as well as the distribution of samples to physicians and recordkeeping. For example, the FDA’s approval of our PAS to allow for the commercial relaunch of BIVIGAM, as well as the FDA’s approval of our BLA for ASCENIV, require us to conduct specified post-marketing studies related to our manufacturing controls and processes and submit specified post-marketing reports to the FDA. If, during the post-marketing period (after marketing approval) previously unknown adverse events, discovery that the product is less effective than previously thought, or other potential concerns regarding our products or their manufacturing processes emerge, or we are observed in any way to fail to comply with the numerous regulatory requirements to which we are subject, those circumstances may yield various results, including:

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

•
FDA debarment, suspension and debarment from government programs, refusal of orders under existing government contracts, exclusion from participation in federal healthcare programs, consent decrees, deferred or non-prosecution agreements or corporate integrity agreements;

•	product seizure or detention; or

•	injunctions or the imposition of civil penalties or criminal fines.

Historically, a few customers have accounted for a significant amount of our total revenue and accounts receivable and the loss of any of these customers could have a material adverse effect on our business, results of operations and financial condition.

For the year ended December 31, 2022, two customers BioCare and Curascript, represented an aggregate of 74% of our consolidated revenues. For the year ended December 31, 2021, four customers, BioCare, Reliance Life Sciences Pvt Limited (“Reliance”), Curascript and AmerisourceBergen Corporation, represented an aggregate of 81% of our consolidated revenues.

As of December 31, 2022, two customers, BioCare and Healix Infusion Therapy, LLC, represented an aggregate of 92% of our consolidated accounts receivable. As of December 31, 2021, three customers, Curascript, BioCare and Reliance, represented a total of 94% of our consolidated accounts receivable.

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

Our success depends upon the quality of our products. Quality management plays an essential role in meeting customer requirements, preventing defects, improving our products and services and assuring the safety and efficacy of our products. Our future success depends on our ability to maintain and continuously improve our quality management program. A quality or safety issue may result in failure to obtain product approval, adverse inspection reports, warning letters, product recalls or seizures, monetary sanctions, injunctions to halt manufacture and distribution of products, civil or criminal sanctions, costly litigation, patient injury, refusal of a government to grant approvals and licenses, restrictions on operations or withdrawal of existing approvals and licenses. An inability to address a quality or safety issue by us or by a third-party vendor in an effective and timely manner may also cause negative publicity or a loss of customer confidence in us or our current or future products, which may result in the loss of sales and difficulty in successfully commercializing our current products and launching new products.

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

Consumer privacy is highly protected by federal and state law. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, impose, among other things, obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of protected health information (“PHI”) held by covered entities and business associates. A “covered entity” is the primary type of HIPAA-regulated entity.  Health plans/insurers, healthcare providers engaging in standard transactions (i.e., insurance/health plan claims and encounters, payment and remittance advice, claims status, eligibility, enrollment/disenrollment, referrals and authorizations, coordination of benefits and premium payments), and healthcare clearinghouses (i.e., switches that convert data between standard and non-standard data sets) are covered entities. A “business associate” provides services to covered entities (directly or as subcontractors to other business associates) involving arranging, creating, receiving, maintaining, or transmitting PHI on a covered entity’s behalf.  In order to legally provide access to PHI to service providers, covered entities and business associates must enter into a “business associate agreement” (“BAA”) with the service provider that receives PHI on behalf of the entity.

While we are not a covered entity or business associate subject to HIPAA, even when HIPAA does not apply, according to the U.S. Federal Trade Commission (the “FTC”), failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce may violate Section 5(a) of the Federal Trade Commission Act, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Medical data is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to, but prescriptive than, what is required by the HIPAA Security Rule. In addition, states impose a variety of laws protecting consumer information, with certain sensitive information such as HIV/Sexually Transmitted Disease status subject to heightened standards.  In addition, federal and state privacy, data security, and breach notification laws, rules and regulations, and other laws apply to the collection, use and security of personal information, including social security number, driver’s license numbers, government identifiers, credit card and financial account numbers.  Some state privacy and security laws apply more broadly than HIPAA and associated regulations. For example, the California Consumer Privacy Act (“CCPA”) was amended by the California Privacy Rights Act, effective January 1, 2023. The CCPA, among other things, imposes data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. It remains unclear what, if any, modifications will be made to this legislation through implementing regulations or how it will be interpreted and enforced. We could be subject to enforcement action and litigation exposure if we fail to adhere to these data privacy and security laws. Virginia, Colorado, Connecticut and Utah have also enacted privacy laws that become effective in 2023 and are similar in many respects to the CCPA.

The Hayfin Credit Facility is subject to acceleration in specified circumstances, which may result in Hayfin taking possession and disposing of any collateral.

On March 23, 2022 (the “Hayfin Closing Date”), we entered into the Hayfin Credit Agreement with Hayfin (see “Liquidity and Capital Resources”). The Hayfin Credit Agreement provides for a senior secured term loan facility in the principal amount of up to $175.0 million (the “Hayfin Credit Facility”), composed of (i) a term loan made on the Hayfin Closing Date in the principal amount of $150.0 million (the “Hayfin Closing Date Loan”), (ii) a delayed draw term loan in the principal amount of $25.0 million (the “Hayfin Delayed Draw Loan” and, together with the Hayfin Closing Date Loan, the “Hayfin Loans”). The obligation of the lenders to make the Hayfin Delayed Draw Loan expires on June 30, 2023 is subject to the satisfaction of certain conditions, including but not limited to, our meeting certain 12-month revenue targets as set forth in the Hayfin Credit Agreement. The Hayfin Credit Facility has a maturity date of March 23, 2027 (the “Hayfin Maturity Date”). The Hayfin Loans are secured by substantially all of our assets, including our intellectual property. Events of Default include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material contracts and events constituting a change of control. In addition to an increase in the rate of interest on the Hayfin Loans of 3% per annum, the occurrence of an Event of Default could result in, among other things, the termination of commitments under the Hayfin Credit Facility, the declaration that all outstanding Loans are immediately due and payable in whole or in part, and Hayfin taking immediate possession of, and selling, any collateral securing the Hayfin Loans.

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

As we move forward in clinical development, we continue to discover novel technologies related to our products and we may draft patent applications directed to these technologies. We rely on a combination of patent rights, trade secrets and nondisclosure and non-competition agreements to protect our proprietary intellectual property, and we will continue to do so. There can be no assurance that our patents, trade secret policies and practices or other agreements will adequately protect our intellectual property. Our issued patents may be challenged, found to be over-broad or otherwise invalidated in subsequent proceedings before courts, the U.S. Patent and Trademark Office or foreign patent offices. Even if enforceable, we cannot provide any assurances that they will provide significant protection from competition. The processes, systems, and/or security measures we use to preserve the integrity and confidentiality of our data and trade secrets may be breached, and we may not have adequate remedies as a result of any such breaches. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. There can be no assurance that the confidentiality, nondisclosure and non-competition agreements with employees, consultants and other parties with access to our proprietary information to protect our trade secrets, proprietary technology, processes and other proprietary rights, or any other security measures relating to such trade secrets, proprietary technology, processes and proprietary rights, will be adequate, will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third parties will not otherwise gain access to our trade secrets or proprietary knowledge. To the extent that our consultants, contractors or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

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

Our success will depend on the expansion of our commercial and manufacturing activities, supply of plasma and overall operations and the effective management of our growth, which will place a significant strain on our management and on our administrative, operational and financial resources. To manage this growth, we must expand our facilities, augment our operational, financial and management systems and hire and train additional qualified personnel. Our ability to accomplish each of these objectives may be negatively impacted as a consequence of the COVID-19 pandemic. If we are unable to manage our growth effectively, our business could be harmed.

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

In the ordinary course of our business, we generate, collect and store proprietary information, including intellectual property and business information. The secure storage, maintenance, and transmission of and access to this information is important to our operations and reputation. Computer hackers may attempt to penetrate our computer systems and, if successful, misappropriate our proprietary and confidential information including e-mails and other electronic communications. Further, while many of our employees and certain suppliers with whom we do business operate in a remote working environment during the COVID-19 pandemic, the risk of cybersecurity attacks and data breaches, particularly through phishing attempts, may be increased as we and third parties with whom we interact leverage our IT infrastructure in unanticipated ways during the ongoing COVID-19 pandemic. In addition, an employee, contractor, or other third party with whom we do business may attempt to obtain such information and may purposefully or inadvertently cause a breach involving such information. While we have certain safeguards in place to reduce the risk of and detect cyberattacks, including a Company-wide cybersecurity policy, our information technology networks and infrastructure may be vulnerable to unpermitted access by hackers or other breaches, or employee error or malfeasance. Any such compromise of our data security and access to, or public disclosure or loss of, confidential business or proprietary information could disrupt our operations, damage our reputation, provide our competitors with valuable information and subject us to additional costs which could adversely affect our business.

If we are unable to hire and retain a substantial number of qualified personnel, our ability to sustain and grow our business may be harmed.

Our success depends in part on our ability to attract, motivate, and retain a sufficient number of qualified employees across various areas of our operations, such as research and development, manufacturing operations, and sales, who understand and appreciate our strategy and culture and are able to contribute to our mission. We will need to hire additional qualified personnel with expertise in commercialization, sales, marketing, medical affairs, reimbursement, government regulation, formulation, quality control, manufacturing, finance, general and  operational management and plasma collections. In particular, over the next 12-24 months, we expect to hire several new employees devoted to our plasma collection centers, commercialization, sales, marketing, medical and scientific affairs, regulatory affairs, quality control, finance and general and operational management. Qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply in some areas. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for such individuals is intense, and we cannot assure you that our search for such personnel will be successful, particularly if the COVID-19 pandemic causes significant changes in the competitive market for such personnel, including but not limited to overall increases in the cost of labor or travel restrictions related to COVID-19, prevent us from being able to hire qualified personnel. If we are unable to hire and retain personnel capable of consistently performing at a high level, our business and operations could be materially adversely affected. Additionally, any material increases in existing employee turnover rates or increases in labor costs could have a material adverse effect on our business, financial condition or operating results.

We currently collect human blood plasma at our ADMA BioCenters facilities, and if we cannot maintain FDA approval for these facilities or obtain FDA approval for additional facilities that we construct or acquire rights to, we may be adversely affected and may not be able to sell or use this human blood plasma for future commercial purposes.

We intend to maintain FDA approval of our current and future ADMA BioCenters collection facilities for the collection of human blood plasma and we may seek other governmental and regulatory approvals for these facilities. Collection facilities are subject to FDA and potentially other governmental and regulatory inspections and extensive regulation, including compliance with current cGMP and blood standards and FDA and other governmental approvals, as applicable. Failure to comply with applicable governmental regulations or to receive applicable approvals for our current or future facilities may result in enforcement actions, such as adverse inspection reports, warning or untitled letters, product recalls or seizures, monetary sanctions, injunctions to halt manufacture and distribution of products, civil or criminal sanctions, costly litigation, refusal of regulatory authority approvals and licenses, restrictions on operations or withdrawal of existing approvals and licenses, any of which may significantly delay or suspend our operations for these locations, potentially having a material adverse effect on our ability to manufacture our products or offer for sale plasma collected at the affected sites. Failure to comply with applicable governmental regulations may also impact the ultimate quality and compliance of our finished biologic products, which may have a material adverse effect on our business.

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

The laws governing our conduct in the U.S. are enforceable on the federal, state and local levels by criminal, civil and administrative sanctions. Violations of laws such as the Federal Food, Drug, and Cosmetic Act, the Social Security Act (including the Anti-Kickback Statute), the Public Health Service Act, the civil and criminal federal False Claims Act, the civil monetary penalty statute, requirements regarding the reporting and repayment of overpayments, other fraud and abuse laws and any regulations promulgated under the authority of the preceding, may result in significant criminal and/or civil sanctions, including jail sentences, fines or exclusion from federal and state programs, pursuant to enforcement actions by DOJ, Medicare, Medicaid, OIG and other regulatory authorities. Similarly, the violation of applicable laws, rules and regulations of states, including the State of Florida, with respect to the manufacture and marketing of our products and product candidates may result in significant criminal and/or civil sanctions, including jail sentences, fines or exclusion from applicable state programs. There can be no assurance that our activities will not come under the scrutiny of federal and/or state regulators and other government authorities or that our practices will not be found to violate applicable laws, rules and regulations or prompt lawsuits by private citizen “relators” under federal or state false claims laws.

For example, under the Anti-Kickback Statute and similar state laws and regulations, the offer or payment of anything of value to induce or reward patient referrals, or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease, or ordering of any item or service reimbursable in whole or in part by a federal healthcare program is prohibited.  This places constraints on the marketing and promotion of products and on common business arrangements, such as discounted terms and volume incentives for customers in a position to recommend or choose products for patients, such as physicians and hospitals, and these practices can result in substantial legal penalties, including, among others, exclusion from participation in the Medicare and Medicaid programs. Arrangements with referral sources such as purchasers, group purchasing organizations, healthcare organizations, physicians and pharmacists must be structured with care to comply with applicable requirements. Legislators and regulators may seek to further restrict the scope of financial relationships that are considered appropriate. For example, HHS recently promulgated a regulation that is effective in two phases.  First, the regulation excludes from the definition of “remuneration” limited categories of (a) PBM rebates or other reductions in price to a plan sponsor under Medicare Part D or a Medicaid Managed Care Organization plan reflected in point-of sale reductions in price and (b) PBM service fees.  Second, effective January 1, 2023, the regulation expressly provides that rebates to plan sponsors under Medicare Part D either directly to the plan sponsor under Medicare Part D, or indirectly through a pharmacy benefit manager, will not be protected under the Anti-Kickback Statute discounts safe harbor. Recent legislation delayed implementation of this portion of the rule until January 1, 2026, and previously proposed legislation would permanently prohibit implementation of the rule beginning in 2026.

Also, certain business practices, such as payments of consulting fees to healthcare professionals, sponsorship of educational or research grants, charitable donations, interactions with healthcare professionals who prescribe products for uses not approved by the FDA and financial support for continuing medical education programs, must be conducted within narrowly prescribed and controlled limits to avoid any possibility of wrongfully influencing healthcare professionals to prescribe or purchase particular products or as a reward for past prescribing. Under the Patient Protection and Affordable Care Act (“ACA”) and the companion Health Care and Education Reconciliation Act, which together are referred to as the “Healthcare Reform Law,” payments and transfers of value by pharmaceutical manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to or at the request of covered recipients, such as, but limited to, U.S.-licensed physicians, physician assistants, nurse practitioners, clinical nurse specialists and certified registered nurse anesthetists and U.S. teaching hospitals, must be tracked and reported to CMS, and are publicly disclosed. Such “applicable manufacturers” are also required to report certain ownership interests held by physicians and their immediate family members. A number of states have similar laws in place. Additional and stricter prohibitions could be implemented by federal and state authorities. Where such practices have been found to be improper incentives to use such products, government investigations and sanctions against manufacturers have resulted in substantial fines, penalties and damages. Many manufacturers have been required to enter into consent decrees or orders that prescribe allowable corporate conduct and/or Corporate Integrity Agreements that impose ongoing compliance requirements on a manufacturer.

Failure to satisfy requirements under the Federal Food, Drug, and Cosmetic Act can also result in penalties, as well as requirements to enter into consent decrees or orders that prescribe allowable corporate conduct. In addition, while regulatory authorities generally do not regulate physicians’ discretion in their choice of treatments for their patients, they do restrict communications by manufacturers on unapproved uses of approved products or on the potential safety and efficacy of unapproved products in development. Companies in the U.S., Canada and the European Union cannot promote approved products for other indications that are not specifically approved by the competent regulatory authorities such as the FDA in the U.S., nor can companies promote unapproved products. In limited circumstances, companies may disseminate to physicians information regarding unapproved uses of approved products or results of studies involving investigational products. If such activities fail to comply with applicable regulations and guidelines of the various regulatory authorities, we may be subject to warnings from, or enforcement action by, these authorities. Furthermore, if such activities are prohibited, it may harm demand for our products. Promotion of unapproved drugs or devices or unapproved indications for a drug or device is a violation of the Federal Food, Drug, and Cosmetic Act and subjects us to civil and criminal sanctions. Furthermore, sanctions under the federal False Claims Act have been brought against companies accused of promoting off-label uses of drugs, because such promotion induces unapproved the use and subsequent claims for reimbursement under Medicare and other federal programs. Similar actions for off-label promotion have been initiated by several states for Medicaid fraud. The Healthcare Reform Law significantly strengthened provisions of the federal False Claims Act, the federal Anti-Kickback Statute that applies to government healthcare programs, and other healthcare fraud provisions, leading to the possibility of greatly increased lawsuits by whistleblowers for perceived violations. Violations or allegations of violations of the foregoing restrictions could materially and adversely affect our business.

We are required to report detailed pricing information, net of included discounts, rebates and other concessions, to CMS for the purpose of calculating national reimbursement levels, certain federal prices and certain federal and state rebate obligations. Inaccurate or incomplete reporting of pricing information could result in criminal and/or civil liability under the federal False Claims Act, the federal Anti-Kickback Statute and various other laws, rules and regulations.

We have established systems for collecting and reporting this data accurately to CMS and have instituted a compliance program to assure that the information collected is complete in all respects. If we report pricing information that is not accurate to the federal government, we could be subject to fines and other sanctions that could adversely affect our business. If we choose to pursue clinical development and commercialization in the European Union or otherwise market and sell our products outside of the U.S., we must obtain and maintain regulatory approvals and comply with regulatory requirements in such jurisdictions. The approval procedures vary among countries in complexity and timing. We may not obtain approvals from regulatory authorities outside the U.S. on a timely basis, if at all, which would preclude us from commercializing products in those markets.

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

Also, under the U.S. Foreign Corrupt Practices Act, the U.S. has increasingly focused on regulating the conduct by U.S. businesses occurring outside of the U.S., generally prohibiting remuneration to foreign officials for the purpose of obtaining or retaining business. To enhance compliance with applicable healthcare laws, and mitigate potential liability in the event of noncompliance, regulatory authorities such as the HHS Office of Inspector General (the “OIG”) have recommended the adoption and implementation of a comprehensive healthcare compliance program that generally contains the elements of an effective compliance and ethics program described in Section 8B2.1 of the U.S. Sentencing Commission Guidelines Manual. Increasing numbers of U.S.-based pharmaceutical companies have such programs. We will need to adopt healthcare compliance and ethics programs that would incorporate the OIG’s recommendations and voluntary industry guidelines and train our employees. Such a program may be expensive and may not provide assurance that we will avoid compliance issues.

We are also required to comply with the applicable laws, rules, regulations and permit requirements of the various states and localities in which our business operates, including the State of Florida where our manufacturing facility is located.  These regulations and permit requirements are not always in concert with applicable federal laws, rules and regulations regulating our business.  Although compliant with applicable federal requirements, we may be required to comply with additional state and local laws, rules, regulations and permits.  Failure to appropriately comply with such state and local requirements could result in temporary or long-term cessation of our manufacturing operations, as well as fines and other sanctions.  Any such penalties may have a material adverse effect on our business and results of operations.

We are subject to extensive and rigorous governmental regulation, including the requirement of FDA and other federal, state and local business regulatory approvals before our products and product candidates may be lawfully marketed, and our ability to obtain regulatory approval of our products and product candidates from the FDA in a timely manner, access the public markets and obtain necessary capital in order to properly capitalize and continue our operations may be hindered by inadequate funding for the FDA, the SEC and other state and local government agencies.

Both before and after the approval of our products, our products, operations, facilities, suppliers and CROs are subject to extensive regulation by federal, state and local governmental authorities in the U.S. and other countries, with regulations differing from country to country. In the U.S., the FDA regulates, among other things, the pre-clinical and nonclinical testing, clinical trials, manufacturing, safety, efficacy, potency, labeling, storage, record keeping, quality systems, advertising, promotion, sale and distribution of therapeutic products. Failure to comply with applicable requirements could result in, among other things, one or more of the following actions: notices of violation, untitled letters, warning letters, CRLs, fines and other monetary penalties, unanticipated expenditures, delays in approval or refusal to approve a product or product candidate, product recall or seizure, interruption of manufacturing or clinical trials, operating restrictions, injunctions and criminal prosecution. Our products and product candidates cannot be lawfully marketed in the U.S. without FDA and other federal, state and local business regulatory approvals. Any failure to receive the marketing approvals necessary to commercialize our products or product candidates could harm our business.

Additionally, the ability of the FDA and other federal, state and local business regulatory agencies to review and approve products and product candidates can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and to accept the payment of user fees, as well as statutory, regulatory, and policy changes. Average review times at the FDA and other federal, state and local business regulatory agencies have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for products and product candidate submissions to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including in December 2018 and January 2019, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown reoccurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions and other reporting requirements which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

The manufacturing processes for plasma-based biologics are complex and involve biological intermediates that are susceptible to contamination and impurities.

Plasma is a raw material that is susceptible to damage and contamination and may contain human pathogens, any of which would render the plasma unsuitable as raw material for further manufacturing. For instance, improper storage of plasma, by us or third-party suppliers, may require us to destroy some of our raw material. If unsuitable plasma is not identified and discarded prior to the release of the plasma to the manufacturing process, it may be necessary to discard intermediate or finished product made from that plasma or to recall any finished product released to the market, resulting in a charge to cost of product revenue. The manufacture of our plasma products is an extremely complex process of fractionation, purification, testing, filling and finishing. Our products can become non-releasable or otherwise fail to meet our stringent specifications or regulatory agencies’ specifications through a failure in one or more of these process steps. We may detect instances in which an unreleased product was produced without adherence to our manufacturing procedures or plasma used in our production process was not collected or stored in a compliant manner consistent with our cGMP or other regulations. Such an event of noncompliance would likely result in our determination that the implicated products should not be released or maybe replaced or withdrawn from the market and therefore should be destroyed. Once manufactured, our plasma-derived products must be handled carefully and kept at appropriate temperatures. Our failure, or the failure of third parties that supply, test, ship or distribute our products or product components to properly care for our products, may require that those products be destroyed. Even if handled properly, biologics may form or contain particulates or have other issues or problems after storage which may require products to be destroyed or recalled. While we expect to write off small amounts of work-in-process inventory in the ordinary course of business due to the complex nature of plasma, our processes and our products, unanticipated events may lead to write-offs and other costs materially in excess of our expectations and the reserves we have established for these purposes. Such write-offs or losses and other costs could cause material fluctuations in our results of operations. Product or component quality issues may also result in regulatory enforcement actions, liability, corrective actions and recalls, among other actions, as described elsewhere in this annual report.

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

Despite overlapping safeguards, including the screening of donors and other steps to remove or inactivate viruses and other infectious disease-causing agents, the risk of transmissible disease through blood plasma products cannot be entirely eliminated. For example, since plasma-derived therapeutics involves the use and purification of human plasma, there has been concern raised about the risk of transmitting HIV, prions, West Nile virus, H1N1 virus or “swine flu” and other blood-borne pathogens through plasma-derived products. There are also concerns about the future transmission of H5N1 virus, or “bird flu.” In the 1980s, thousands of hemophiliacs worldwide were infected with HIV through the use of contaminated Factor VIII. Other producers of Factor VIII, though not us, were defendants in numerous lawsuits resulting from these infections. New infectious diseases emerge in the human population from time to time. If a new infectious disease has a period during which time the causative agent is present in the bloodstream but symptoms are not present, it is possible that plasma donations could be contaminated by that infectious agent. Typically, early in an outbreak of a new disease, tests for the causative agent do not exist. During this early phase, we must rely on screening of donors for behavioral risk factors or physical symptoms to reduce the risk of plasma contamination. Screening methods are generally less sensitive and specific than a direct test as a means of identifying potentially contaminated plasma units. During the early phase of an outbreak of a new infectious disease, our ability to manufacture safe products would depend on the manufacturing process’ capacity to inactivate or remove the infectious agent. To the extent our manufacturing processes are inadequate to inactivate or remove an infectious agent, our ability to manufacture and distribute our products would be impaired. If a new infectious disease were to emerge in the human population or if there were a reemergence of an infectious disease, the regulatory and public health authorities could impose precautions to limit the transmission of the disease that would impair our ability to procure plasma, manufacture our products or both. Such precautionary measures could be taken before there is conclusive medical or scientific evidence that a disease poses a risk for plasma-derived products. In recent years, new testing and viral inactivation methods have been developed that more effectively detect and inactivate infectious viruses in collected plasma. There can be no assurance, however, that such new testing and inactivation methods will adequately screen for, and inactivate, infectious agents in the plasma used in the production of our products.

We could become supply-constrained and our financial performance would suffer if we cannot obtain adequate quantities of FDA-approved source plasma with proper specifications or other necessary raw materials.

In order for plasma to be used in the manufacturing of our products, the individual centers at which the plasma is collected must generally be licensed by the FDA and approved by the regulatory authorities of any country in which we may wish to commercialize our products. When we open a new plasma center, and on an ongoing basis after licensure, it must be inspected by the FDA for compliance with cGMP and other regulatory requirements. Therefore, even if we are able to construct new plasma collection centers to complement our current plasma collection facilities, an unsatisfactory inspection could prevent a new center from being licensed or risk the suspension or revocation of an existing license, among other enforcement actions. We do not and will not have adequate plasma to manufacture our products. Therefore, we are reliant on the purchase of plasma from third parties and the collection of plasma from our FDA-approved plasma collection centers to manufacture our products. We can give no assurances that appropriate plasma will be available to us on commercially reasonable terms, or at all, to manufacture our products. Further, the COVID-19 pandemic resulted in  significant constraints in raw material supply across various different industries, including the supply of plasma. It is possible that in the future, pandemics and government responses thereto will have an adverse effect on our ability to source plasma from donors in quantity and quality sufficient for our manufacturing processes. In order to maintain a plasma center’s license, its operations must continue to conform to cGMP and other regulatory requirements. In the event that we determine that plasma was not collected in compliance with cGMP and other applicable regulatory requirements, we may be unable to use and may ultimately destroy plasma collected from that center, which would be recorded as a charge to cost of product revenue. Additionally, if non-compliance in the plasma collection process is identified after the impacted plasma has been pooled with compliant plasma from other sources, entire plasma pools, in-process intermediate materials and final products could be impacted. Consequently, we could experience significant inventory impairment provisions and write-offs which could adversely affect our business and financial results. We plan to increase our supplies of plasma for use in the manufacturing processes through increased purchases of plasma from third-party suppliers as well as collections from our existing ADMA BioCenters plasma collection facilities. This strategy is dependent upon our ability to maintain a cGMP compliant environment at our plasma collection facilities and to expand production and attract donors to our facilities. There is no assurance that the FDA will inspect and license any of our current or future unlicensed plasma collection facilities in a timely manner consistent with our production plans. If we misjudge the readiness of a center for an FDA inspection, we may lose credibility with the FDA and cause the FDA to more closely examine all of our operations. Such additional scrutiny could materially hamper our operations and our ability to increase plasma collections. Our ability to expand production and increase our plasma collection facilities to more efficient production levels may be affected by changes in the economic environment and population in selected regions where ADMA BioCenters operates its current or future plasma facilities, by the entry of competitive plasma centers into regions where ADMA BioCenters operates such centers, by misjudging the demographic potential of individual regions where ADMA BioCenters expects to expand production and attract new donors, by unexpected facility related challenges, or by unexpected management challenges at selected plasma facilities held by us from time to time.

Additionally, our supply contract with Grifols for the purchase of normal source plasma (“NSP”) expired  on December 31, 2022. There can be no assurances that we will be able to obtain an adequate supply of NSP from other third-party suppliers or be able to collect NSP in the same quantities, or at all, through our ADMA BioCenters plasma collection facilities at a cost that is not higher than the price we paid to Grifols for NSP. If our costs to obtain NSP through collections at our ADMA BioCenters plasma collection facilities or from other third-party suppliers are higher than what we paid to Grifols under our supply contract, our liquidity and results of operations could be adversely impacted.

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

Our ability to generate product revenues will be diminished if our products sell for inadequate prices or patients are unable to obtain adequate levels of insurance coverage. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products, as well as to the timing, language, specifications and other details pertaining to the approval of such products. Healthcare payers, including Medicare, are challenging the prices charged for medical products and services. Government and other healthcare payers increasingly attempt to contain healthcare costs by limiting both coverage and the level of reimbursement for products. Even if one of our product candidates is approved by the FDA, insurance coverage may not be available, and reimbursement levels may be inadequate, to cover such product. If government and other healthcare payers do not provide adequate coverage and reimbursement levels for one of our products, once approved, market acceptance of such product could be reduced. Prices in many countries, including many in Europe, are subject to local regulation and certain pharmaceutical products, such as plasma-derived products, are subject to price controls in several of the world’s principal markets, including many countries within the European Union. In the U.S., where pricing levels for our products are substantially established by third-party payers, including Medicare, if payers reduce the amount of reimbursement for a product, it may cause groups or individuals dispensing the product to discontinue administration of the product, to administer lower doses, to substitute lower cost products or to seek additional price-related concessions. These actions could have a negative effect on our financial results, particularly in cases where our products command a premium price in the marketplace, or where changes in reimbursement induce a shift in the site of treatment. The existence of direct and indirect price controls and pressures over our products could materially adversely affect our financial prospects and performance.

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

Our operations have consumed substantial amounts of cash since inception. For the years ended December 31, 2022 and 2021, we had negative cash flows from operations of approximately $59.5 million and $112.4 million, respectively. We expect to continue to spend substantial amounts for collecting plasma at our plasma collection centers, plasma center expansion, maintaining our plasma centers, procurement of raw material plasma and other raw materials necessary to scale up our manufacturing operations, commercial product launches and capacity expansion at the Boca Facility. In addition, our end-to-end production cycle from collecting and procuring raw material source plasma to commercial release of finished product can take between seven and 12 months or potentially longer, requiring substantial investments in raw material plasma and other manufacturing materials. We expect that we will not be able to generate a sufficient amount of product revenue to achieve profitability until the beginning of 2024 and if we do not achieve positive cash flow by the beginning of 2024 we may need to continue to finance our operations through additional equity or debt financings or corporate collaboration and licensing agreements. We currently anticipate, based upon our projected revenue and expenditures, that our current cash, cash equivalents and accounts receivable will be sufficient to fund our operations, as currently conducted, through the end of the first quarter of 2024, at which time we believe we will begin to generate positive cash flow from operations. This time frame may change based upon how quickly we are able to execute on our commercialization efforts and operational initiatives and whether or not the assumptions underlying our projected revenues and expenses are correct. If we are unable to generate sufficient revenue to achieve positive cash flow by the beginning of 2024, we may need to raise additional capital and if such capital is not available due to widespread liquidity constraints or significant market instability that could result from the COVID-19 pandemic, we will have to delay, curtail or eliminate our commercialization efforts or our product development activities.

We may not have cash available to us in amounts sufficient to enable us to make interest or principal payments on our indebtedness when due.

The Hayfin Credit Facility provides for a senior secured term loan facility in an aggregate principal amount of up to $175.0 million, of which $150.0 million has been drawn down and is currently outstanding. Borrowings under the Hayfin Credit Facility bear interest at a rate per annum equal to 9.5% plus the greater of (i) one or three-month SOFR as we elect and (ii) 1.25%, as more fully described in “Liquidity and Capital Resources”; provided, however, that upon, and during the continuance of, an Event of Default, the interest rate will automatically increase by an additional 300 basis points. We are currently required to make monthly payments of interest during the term of the Hayfin Credit Facility of approximately $1.5 million, with all principal and unpaid interest due at maturity. In addition, our monthly interest rate obligation is subject to rising interest rates. The Hayfin Credit Facility has a maturity date of March 23, 2027, subject to acceleration pursuant to the Hayfin Credit Agreement, including upon an Event of Default. All of our obligations under the Hayfin Credit Facility are secured by a first-priority lien and security interest in substantially all of our and our subsidiaries’ tangible and intangible assets, including intellectual property, and all of the equity interests in our subsidiaries.

Our current cash, cash equivalents and accounts receivable may not be sufficient to repay all of our current outstanding debt obligations as they mature. If we are unable to achieve sufficient positive cash flow to repay our outstanding debt obligations as they mature, we will need to obtain additional financing in the amounts necessary to repay our outstanding debt obligations when due. If we are unable to achieve positive cash flow sufficient to repay our outstanding debt obligations when they mature, our creditors would be able to accelerate all of the amounts due and, in the case of the Hayfin Credit Facility, seek to enforce their security interests, which could lead to our creditors taking immediate possession of and selling substantially all of our assets with no return provided to our stockholders.

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

We have incurred substantial losses during our history. As of December 31, 2022, we had federal and state NOLs of $334.5 million and $211.7 million, respectively. Federal and State NOLs of approximately $55.2 million and $91.8 million, respectively, will begin to expire at various dates beginning in 2027, if not limited by triggering events prior to such time. Under the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), changes in our ownership, in certain circumstances, will limit the amount of federal NOLs that can be utilized annually in the future to offset taxable income. In particular, Section 382 of the Code imposes limitations on a company’s ability to use NOLs upon certain changes in such ownership. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. The Biotest Transaction on June 6, 2017 resulted in a change in ownership of ADMA under Section 382 and, as a result, we were required to write off $57.6 million of federal NOLs. On October 25, 2021, we completed a public offering of our common stock whereby we issued 57,500,000 shares of our common stock resulting in another change of ownership for ADMA under section 382 of the Code, resulting in an additional write-off of $3.0 million of federal NOLs, $28.1 million of state NOLs and $1.0 million of research and development credits. We may experience ownership changes in the future as a result of subsequent changes in our stock ownership that we cannot predict or control that could result in further limitations being placed on our ability to utilize our federal NOLs.

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

As of March 17, 2023, most of our 222,155,625 outstanding shares of common stock, as well as a substantial number of shares of our common stock underlying outstanding warrants, were available for sale in the public market, subject to certain restrictions with respect to sales of our common stock by our affiliates, either pursuant to Rule 144 under the Securities Act, or under effective registration statements. Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, could cause the market price of our common stock to decline or adversely affect demand for our common stock.

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

As of December 31, 2022, BlackRock Inc., Perceptive Advisors, LLC, State Street Corp., Vanguard Group Inc., NWQ Investment Management Co. LLC and Caligan LP and our directors and executive officers and their affiliates owned approximately 36% of the outstanding shares of our common stock. Provisions of our Certificate of Incorporation, our Bylaws and Delaware law may have the effect of deterring unsolicited takeovers or delaying or preventing a change in control of our Company or changes in our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. These provisions include:

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

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board. Currently, our Certificate of Incorporation authorizes the issuance of up to 300,000,000 shares of common stock. As of December 31, 2022, there were 29,177,763 shares remaining available for issuance, after giving effect to 24,648,346 shares of our common stock that were subject to outstanding stock options, RSUs and warrants as of December 31, 2022 that may be issued by us without stockholder approval, as well as an additional 24,356,961 shares reserved for the future issuance of awards under our equity compensation plans.

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

The table below describes our principal facilities as of December 31, 2022:

Location	Principal Business Activity	Approximate Square Feet	Owned or expiration date of lease
Ramsey, NJ	Corporate Headquarters	4,200	December 31, 2026 *
Boca Raton, FL	Manufacturing and Administration	84,462	Owned
Boca Raton, FL	Laboratory and Administration	44,495	Owned

* - Pursuant to a shared services agreement, as amended, with Areth, LLC (“Areth”) for office, warehouse space and related services pursuant to which the Company pays Areth monthly lease payments in the amount of $10,000. Areth is a company controlled by Dr. Jerrold B. Grossman, our Vice Chairman of the Board of Directors, and Adam S. Grossman, our President and Chief Executive Officer.

We also have ten plasma collection centers in leased facilities mainly in the southeastern part of the U.S., which require lease payments through the respective lease terms that expire at various dates through 2033 (see Note 12 to the consolidated financial statements appearing elsewhere in this report).

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

Holders

As of December 31, 2022, there were 8 record holders of our Common Stock, based upon information received from our transfer agent. However, this number does not include beneficial owners whose shares were held of record by nominees or broker dealers. As of February 1, 2023, we estimate that there are more than 30,000 beneficial owners of our Common Stock.

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

Stock Performance Graph

Not applicable.

Sale of Unregistered Securities

During the year ended December 31, 2022, we had no sales of unregistered securities that have not been previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our securities during the three months ended December 31, 2022.

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

Through our ADMA BioManufacturing business segment, we currently have three products with U.S. Food and Drug Administration (the “FDA”) approval, all of which are currently marketed and commercially available: (i) BIVIGAM (Immune Globulin Intravenous, Human), an Intravenous Immune Globulin (“IVIG”) product indicated for the treatment of Primary Humoral Immunodeficiency (“PI”), also known as Primary Immunodeficiency Disease (“PIDD”) or Inborn Errors of Immunity, and for which we received FDA approval on May 9, 2019 and commenced commercial sales in August 2019; (ii) ASCENIV (Immune Globulin Intravenous, Human – slra 10% Liquid), an IVIG product indicated for the treatment of PI, for which we received FDA approval on April 1, 2019 and commenced first commercial sales in October 2019; and (iii) Nabi-HB (Hepatitis B Immune Globulin, Human), which is indicated for the treatment of acute exposure to blood containing HBsAg and other listed exposures to Hepatitis B. We seek to develop a pipeline of plasma-derived therapeutics, including a product based on our most recently approved patent application under U.S. Patent No. 10,259,865 related to methods of treatment and prevention of S. pneumonia infection for an immunoglobulin manufactured to contain standardized antibodies to numerous serotypes of S. pneumoniae. Our products and product candidates are intended to be used by physician specialists focused on caring for immune-compromised patients with or at risk for certain infectious diseases.

We manufacture these products at our FDA-licensed, plasma fractionation and purification facility located in Boca Raton, Florida with a peak annual processing capability of up to 600,000 liters (the “Boca Facility”). Based on current production yields, our ongoing supply chain enhancements and capacity expansion initiatives, we believe this facility has the potential to produce sufficient quantities of our immune globulin (“IG”) products representing annual revenues of $210 million or more in 2023, more than $250 million in annual revenue in 2024 and potentially in excess of $300 million of annual revenue thereafter, as well as achieving profitability during the first quarter of 2024. At these revenue levels, we forecast achieving consolidated gross margins in the range of 40-50% and net income margins in the range of 20-30%. These assumptions translate to potential annual gross profit and net income in the range of $100-150 million and $50-100 million, respectively, during the 2024-2025 time period and beyond.

Through our ADMA BioCenters subsidiary, we currently operate ten source plasma collection facilities in the U.S. This business unit, which we refer to as our Plasma Collection Centers business segment, provides us with a portion of our blood plasma for the manufacture of our products, and also allows us to sell certain quantities of source plasma to third-party customers for further manufacturing. With respect to our operational plasma collection centers, eight plasma collection centers currently hold FDA licenses, with the remaining plasma collection centers anticipated to receive FDA approvals throughout 2023. In addition, three of our FDA-approved plasma collection centers also have approvals from the Korean Ministry of Food and Drug Safety (“MFDS”), as well as FDA approval to operate a Hepatitis B immunization program. After giving effect to the supply chain robustness initiatives undertaken in 2021 and 2022 as it pertains to our plasma collection network expansion, we remain on track to achieve our goal of having 10 FDA-licensed plasma collection centers by the end of 2023. A typical plasma collection center, such as those operated by ADMA BioCenters, can collect approximately 30,000 to 50,000 liters of source and hyperimmune plasma annually, which may be sold for different prices depending upon the type of plasma, quantity of purchase and market conditions at the time of sale. Plasma collected from ADMA BioCenters’ facilities that is not used to manufacture our products is sold to third-party customers in the U.S. and in other locations outside the U.S. where we are approved under supply agreements or in the open “spot” market.

We sell plasma-derived intermediate fractions to certain customers, which are generated as part of our FDA-approved manufacturing process for IG and IVIG products. In January 2020, we announced our entry into a five-year manufacturing and supply agreement to produce and sell these intermediate by-products, which are used as the starting raw material to produce other plasma-derived biologics. In addition, from time to time we provide contract manufacturing services for certain third-party clients. We also provide laboratory contracting services to certain customers and anticipate providing contract filling, labeling and packing services utilizing our FDA-approved in-house fill-finish capabilities.

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

On May 9, 2019, the FDA approved the Prior Approval Supplement (the “PAS”) for the use of our IVIG manufacturing process, thereby enabling us to commence commercial sales of this product in the U.S. We resumed production of BIVIGAM during the fourth quarter of 2017 and commercial production is ongoing, using our FDA-approved IVIG manufacturing process under U.S. Department of Health and Human Services (“HHS”) License No. 2019. The commercial re-launch and first commercial sales for this product commenced in August of 2019.

On April 28, 2021, we announced that the FDA granted approval for our expanded plasma pool production scale process, allowing for a 4,400-liter plasma pool for the manufacture of our BIVIGAM IVIG product. This increased IVIG plasma pool scale, which allows us to produce BIVIGAM at an expanded capacity utilizing the same equipment, release testing assays and labor force, has had a favorable impact on our gross margins, manufacturing efficiencies and operating results since the beginning of the third quarter of 2021.

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

ASCENIV is approved for the treatment of Primary Immune Deficiency Disorder (“PIDD”), a class of inherited genetic disorders that causes a deficient or absent immune system in adults and adolescents (12 to 17 years of age). Our pivotal Phase III clinical trial in 59 PIDD patients met the primary endpoint of no Serious Bacterial Infections (“SBI”) reported during 12 months of treatment. Secondary efficacy endpoints further demonstrated the benefits of ASCENIV in the low incidence of infection, therapeutic antibiotic use, days missed from work/school/daycare and unscheduled medical visits and hospitalizations. We believe this clinical data together with the FDA approval for the treatment of PIDD better positions ADMA to potentially further evaluate ASCENIV in immune-compromised patients infected with or at-risk for RSV infection or potentially other respiratory viral pathogens at an appropriate time. Due to the COVID-19 pandemic, our plans have been delayed.  In the future however, we may work with the FDA and the immunology and infectious disease community to design an appropriate clinical trial to evaluate the use of ASCENIV in this patient population. Commercial sales of ASCENIV commenced in October of 2019 and our commercial and medical education efforts are focused on the labeled indication of patients with PIDD. ASCENIV’s prescriber and patient base continued to expand during the fourth quarter of 2022, which drove record utilization and pull-through for the product. These elevated demand trends have sustained into 2023, and ADMA currently expects the product’s rapid growth will continue throughout 2023 and beyond.

Nabi-HB

Nabi-HB is a hyperimmune globulin that is rich in antibodies to the Hepatitis B virus. Nabi-HB is a purified human polyclonal antibody product collected from plasma donors who have been previously vaccinated with a Hepatitis B vaccine. Nabi-HB is indicated for the treatment of acute exposure to blood containing HBsAg, prenatal exposure of infants born to HBsAg-positive mothers, sexual exposure to HBsAg-positive persons and household exposure to persons with acute Hepatitis B virus infection in specific, listed settings. Hepatitis B is a potentially life-threatening liver infection caused by the Hepatitis B virus. It is a major global health problem. It can cause chronic infection and places people at high risk of death from cirrhosis and liver cancer. Nabi-HB has a well-documented record of long-term safety and effectiveness since its initial market introduction. The FDA approved Nabi-HB on March 24, 1999.  Production of Nabi-HB at the Boca Facility has continued under our leadership since the third quarter of 2017. In early 2018, we received authorization from the FDA for the release of our first commercial batch of Nabi-HB for commercial distribution in the U.S. and we continue to manufacture Nabi-HB under HHS License No. 2019.

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

Due to a combination of previously mandated state and local “shelter-in-place” orders, as well as government stimulus packages, persisting social distancing measures and varying roll-outs of vaccinations by state, we experienced lower than normal donor collections at our FDA approved plasma collection centers during 2021. We are also subject to delays in shipments of source plasma from our contracted third-party suppliers, as well as delays in deliveries for personal protective equipment, reagents and other non-plasma raw materials and supplies used in the manufacture and distribution of our products. In addition, we are subject to supply chain delays as a result of certain of our suppliers diverting significant resources towards the rapid development and distribution of COVID-19 vaccines and, as a result, we have elected to carry more raw materials inventory than we have in the past. The COVID-19 pandemic previously impacted, to a certain degree, our customer engagement initiatives, whereby ADMA’s sales and medical affairs field personnel faced difficulties communicating directly with physicians and other healthcare professionals, as well as the cancellation or postponement of a number of key scientific and medical meetings, further limiting our ability to communicate with potential customers.

The pandemic could also impact our ability to interact with the FDA or other regulatory authorities and may result in delays in the conduct of inspections or review of pending applications or submissions. Although we received FDA approvals for four of our plasma collection centers during the year ended December 31, 2022, received several FDA approvals and two FDA inspections of the Boca Facility were completed during the year ended December 31, 2021, no assurances can be provided as to the timing for completion of any future regulatory submissions or applications that may be impacted by restrictions related to COVID-19.

During the years ended December 31, 2022 and 2021, our revenue attributable to international customers was approximately 5% and 13%, respectively, of our total revenues. As we seek to grow this aspect of our business, we may also be subject to the impacts of the COVID-19 pandemic in locations outside the United States.

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

RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate these estimates and assumptions, including those described below. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates. Significant estimates include rebates and certain other deductions from gross revenues, the realizable value of accounts receivable, valuation of inventory, impairment of long-lived assets, assumptions used in projecting future liquidity and capital requirements, assumptions used in the fair value of awards granted under our equity incentive plans and warrants issued in connection with the issuance of notes payable and the valuation allowance for our deferred tax assets.

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

Historically, adjustments to these estimates to reflect actual results or updated expectations, have not been material to our overall business. However, two of our primary immunoglobulin products, ASCENIV and BIVIGAM, were only approved for commercial sale by the FDA in 2019, and as such our historical experience with rebates with respect to these products is limited. If any of our ratios, factors, assessments, experiences or judgments are not indicative or accurate estimates of our future experience, our results could be materially affected. Estimates that are most at risk for material adjustment are those associated with U.S. Medicaid rebates because of the extensive time delay between the recording of the accrual and its ultimate settlement, an interval that can generally take up to several years or more. While our results of operations to date have not required any material adjustment due to this risk, the delay between when this obligation is initially recorded and ultimately settled could potentially materially impact our revenues and our results of operations in the future.

Stock-Based Compensation and Valuation of Warrants

All equity-based payments, including grants of stock options and restricted stock units (“RSUs”), are recognized at their estimated fair value at the date of grant, and compensation expense is recognized on a straight-line basis over the grantee’s requisite vesting period. For the purpose of valuing stock options granted to our employees, directors and officers, we use the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of publicly traded options, which have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the underlying Black-Scholes assumptions can materially affect the fair value estimate. To determine the risk-free interest rate, we utilize the U.S. Treasury yield curve in effect at the time of the grant with a term consistent with the expected term of our awards. The expected term of the options granted is in accordance with SEC Staff Accounting Bulletins 107 and 110 and is based on the average between vesting terms and contractual terms. The expected dividend yield reflects our current and expected future policy for dividends on our Common Stock. The expected stock price volatility for our stock options was calculated by examining the historical volatility of our Common Stock since our Common Stock became publicly traded in the fourth quarter of 2013. We will continue to analyze the expected stock price volatility and expected term assumptions and will adjust our Black-Scholes option pricing assumptions as appropriate. Any changes in the foregoing Black-Scholes assumptions, or an election by us to utilize an alternative method for valuing stock options granted to employees, directors and officers, could potentially impact our stock-based compensation expense and our results of operations.

We also use the Black-Scholes option pricing model for the purpose of estimating the fair value of warrants we issue from time to time in connection with the issuance of notes payable. Changes in our Black-Scholes assumptions, or an election by us to utilize an alternative method for valuing warrants issued to our lenders, could impact our interest expense and results of operations.

Impairment of Long-Lived Assets

We assess the recoverability of our long-lived assets, which include property and equipment and definite-lived intangible assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s carrying value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the years ended December 31, 2022 and 2021, we determined that there was no impairment of our long-lived assets. Examples of events or circumstances that may be indicative of impairment that would require the use of significant judgment by management include:

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

Goodwill is not amortized but is assessed for impairment on an annual basis or more frequently if impairment indicators exist. The testing of goodwill for impairment requires us to determine whether or not the fair value of the reporting unit associated with the goodwill is less than its carrying amount, including goodwill and other intangible assets. An impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value, with the impairment loss recognized not to exceed the total amount of goodwill allocated to that reporting unit. In order to determine the fair value of the reporting unit, we utilize the fair value of the Company as a whole, as determined by its market capitalization. Determination of the fair value and carrying value of each reporting unit, relative to the fair value of the Company, requires management to employ certain estimates, assumptions and judgment, which we believe are reasonable. However, any changes to these estimates and assumptions could impact our determination of whether or not our goodwill is impaired. We did not recognize any impairment charges related to goodwill for the years ended December 31, 2022 and 2021.

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

Year Ended December 31, 2022 Compared to December 31, 2021

The following table presents a summary of the changes in our results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021:

	Year Ended December 31,
	2022	2021	Increase (Decrease)
Revenues	$154,079,692	$80,942,625	$73,137,067
Cost of product revenue	118,814,535	79,769,341	39,045,194
Gross profit	35,265,157	1,173,284	34,091,873
Research and development expenses	3,613,764	3,646,060	(32,296)
Plasma center operating expenses	17,843,096	12,288,723	5,554,373
Amortization of intangibles	715,353	715,353	-
Selling, general and administrative expenses	52,458,024	42,896,889	9,561,135
Loss from operations	(39,365,080)	(58,373,741)	19,008,661
Interest expense	(19,279,373)	(13,056,834)	(6,222,539)
Loss on extinguishment of debt	(6,669,941)	-	(6,669,941)
Other expense, net	(589,556)	(217,043)	(372,513)
Net loss	$(65,903,950)	$(71,647,618)	$5,743,668

Revenues

We recorded total revenues of $154.1 million during the year ended December 31, 2022, as compared to $80.9 million during the year ended December 31, 2021, an increase of $73.1 million, or approximately 90%. The increase is mainly due to increased sales of our immunoglobulin products and intermediate fractions generated by our Boca Facility manufacturing operations in 2022 totaling $69.2 million as we conclude our third full year of commercial sales of BIVIGAM and ASCENIV. We attribute this increase in revenue to the continued expansion of our customer base in 2022 and to increasing physician, payer and patient acceptance of both BIVIGAM and ASCENIV. We also experienced a $4.0 million increase in plasma revenues generated by our Plasma Collection Centers business segment due to increased sales of plasma through spot market opportunities beyond our long-term supply agreement.

Cost of Product Revenue and Gross Profit

Cost of product revenue was $118.8 million for the year ended December 31, 2022, as compared to $79.8 million for the year ended December 31, 2021. This increase of $39.0 million is primarily attributable to volume-related increases in product revenue costs related to the sale of our immunoglobulin products of $30.4 million and increased product revenue costs related to our ADMA BioCenters business segment in the amount of $4.3 million. In addition, we also experienced an increase in other manufacturing expenses of approximately $4.4 million in fiscal  2022 as compared to fiscal 2021, which is indicative of certain inflationary pressures being experienced by our industry for labor, materials, freight, fuel surcharges and third-party services.

Our gross profit of $35.3 million for the year ended December 31, 2022 represents an improvement over the same period of a year ago of $34.1 million and is mainly due to the higher sales volume, the improved margins we are experiencing with BIVIGAM at the larger plasma pool production scale, and to the increased relative contribution of ASCENIV to our total revenues. As a result, we achieved a gross margin of 22.9% for the year ended December 31, 2022, as compared to a gross margin of 1.4% for the year ended December 31, 2021.

Subsequent to the FDA approvals for BIVIGAM and ASCENIV received in 2019 through December 31, 2022, substantially all of the normal source plasma (“NSP”) used in our Boca Facility IG production was sourced under a supply agreement we had in place with Grifols Worldwide Operations Limited, the successor-in-interest to BPC (“Grifols”).  This agreement expired on December 31, 2022 and was not renewed. Although we have executed additional agreements with other third-party suppliers of NSP, we anticipate that a substantial portion of the NSP used in IG production in 2023 and beyond will be sourced from our ADMA BioCenters plasma collection facilities. As a number of these facilities are still in their initial stages of operation, we expect that the cost of collecting NSP at many of these facilities will exceed the price per liter of NSP we were paying to Grifols and other third-party suppliers. As a result, we expect the production costs for our immune globulin products to increase in the near term, which could adversely impact our cost of product revenue and gross margins, without giving effect to other supply  chain initiatives completed and anticipated manufacturing efficiencies expected in the future.

Research and Development Expenses

Research and development expenses (“R&D”) of $3.6 million for the year ended December 31, 2022 was essentially unchanged from the year ended December 31, 2021, as the lower compensation costs (including stock-based compensation) in 2022 resulting from the 2021 resignation of our former Chief Medical and Chief Scientific Officer was offset by increased expenses associated with post-marketing commitment clinical studies for ASCENIV and BIVIGAM (see Note 10 to the Consolidated Financial Statements).

Plasma Center Operating Expenses

Plasma center operating expenses increased by $5.6 million to $17.8 million for the year ended December 31, 2022, as compared to $12.3 million for the year ended December 31, 2021. Plasma center operating expenses consist of certain general and administrative plasma center costs, initial opening, marketing and start-up costs, rent expense, maintenance, utilities, compensation and benefits for center and administrative staff, advertising and promotion expenses and computer software fees related to donor collections. The majority of our plasma collection centers have been in a development or start-up stage in fiscal 2022 and 2021.

During fiscal 2022, we opened three new plasma collection facilities, and an additional facility opened in March of 2023. In addition, for those plasma collection centers that were in construction or development but not yet operational, we still needed to incur staffing, training, travel and other costs during the build-out period so that these facilities can be operational on the day they open. The increase in plasma center operating expenses in 2022 is mainly attributable to increases in donor fees, some of which are specialty programs and promotions by the newly opened centers, of $10.7 million, employee compensation costs of $5.8 million, softgoods and supplies of $3.8 million, depreciation expense of $1.1 million, rent expense of $0.5 million, plasma testing expenses of $2.8 million, travel expense of $0.2 million, software maintenance expense of $0.4 million, janitorial and utilities expense of $0.5 million, professional services of $0.4 million, postage and freight of $0.3 million and advertising expenses of $0.3 million. These amounts were partially offset by a substantial increase in plasma collections which resulted in a reduction in our plasma center operating expenses by approximately $21.4 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $52.5 million for the year ended December 31, 2022, an increase of $9.6 million from the year ended December 31, 2021. As we continued to support the increase in the size and scope of our Boca Facility manufacturing and commercial operations in 2022, we experienced increases in employee compensation and related expenses, including travel, relocation and recruiting, of $4.6 million, $1.8 million of which is stock-based compensation. We also experienced increases in insurance expense of $1.4 million and utilities of $0.5 million in 2022, as well as an increase in data services and market intelligence fees  in the amount of $1.5 million in support of the commercialization efforts for BIVIGAM and ASCENIV. In addition, we incurred professional fees in connection with the Morgan Stanley strategic alternatives process in the amount of $1.4 million, with no comparable amount in 2021.

Amortization of Intangibles

Amortization expense for intangible assets acquired in the Biotest Transaction was $0.7 million for the years ended December 31, 2022 and 2021.

Loss from Operations

Our operating loss was $39.4 million for the year ended December 31, 2022, as compared to $58.4 million for the year ended December 31, 2021.  The decrease in operating loss was mainly due to the improved gross profit for the year ended December 31, 2022 of $34.1 million, partially offset by the increases in plasma center operating expenses and SG&A.

Interest Expense

Interest expense was $19.3 million for the year ended December 31, 2022, as compared to $13.1 million for the year ended December 31, 2021. The increase reflects the additional indebtedness and increase in amortization of debt discount resulting from the refinancing of our senior credit facility on March 23, 2022 (see “Liquidity and Capital Resources”). The refinancing transaction resulted in additional indebtedness at closing in the approximate amount of $51.8 million, and our debt principal increased by an additional $3.0 million subsequent to closing as our new senior credit facility allows us to pay “in kind” a portion of our monthly interest obligation in the form of additional indebtedness to the lender. We expect to continue to pay a portion of our monthly interest obligation “in kind” during 2023. As a result, and given the expected continued rise in global interest rates, we expect our principal debt balance and the associated interest expense to increase over the course of fiscal 2023 as compared to previous years.

Loss on Extinguishment of Debt

In connection with the refinancing of our senior credit facility on March 23, 2022, we incurred a loss on the extinguishment of debt in the amount of $6.7 million as a result of the redemption premium we paid to retire our previously existing credit facility in the amount of $2.0 million, and the write-off of unamortized debt discount of $4.7 million related to that facility (see Note 7 to the Consolidated Financial Statements).

Net Loss

Our net loss was $65.9 million for the year ended December 31, 2022, as compared to $71.6 million for the year ended December 31, 2021. The decrease in net loss of $5.7 million was mainly due to the decrease in operating loss, largely offset by the higher interest expense and loss on extinguishment of debt in 2022.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2022, we had working capital of $231.1 million, primarily consisting of $163.3 million of inventory, cash and cash equivalents of $86.5 million and accounts receivable of $15.5 million, partially offset by current liabilities of $39.3 million, as compared to working capital at December 31, 2021 of $178.4 million, primarily consisting of $124.7 million of inventory, cash and cash equivalents of $51.1 million and accounts receivable of $28.6 million, partially offset by $30.4 million of current liabilities. We have incurred an accumulated deficit of $478.0 million since inception and had negative cash flows from operations of $59.5 million and $112.4 million for the years ended December 31, 2022 and 2021, respectively. We have funded our operations over the past few years primarily from the sale of our equity and debt securities. Our material cash requirements are primarily comprised of:

•	The procurement of raw material plasma and other raw materials necessary to maintain and scale up our manufacturing operations;
•	Employee compensation and benefits;
•	Capital expenditures to complete the buildout for and maintain our plasma collection facilities and for equipment upgrades and capacity expansion at the Boca Facility;
•	Plasma donor fees and plasma center supplies;
•	Interest on our debt;
•	Marketing programs and continued commercialization efforts;
•	Boca Facility maintenance, repairs and supplies; and
•	Conducting required post-marketing clinical trials for our FDA-approved products.

In addition, our end-to-end production cycle time from procurement of raw materials to commercial release of finished product can take between seven and 12 months or potentially longer, requiring substantial inventories of raw material plasma and other manufacturing materials and single use disposables.

We expect that we will not be able to generate a sufficient amount of product revenue to achieve profitability until the beginning of 2024. We currently anticipate, based upon our projected revenue and expenditures, that our current cash, cash equivalents and accounts receivable will be sufficient to fund our operations, as currently conducted, through the end of the first quarter of 2024, at which time we believe we will begin to generate positive cash flow from operations. This time frame may change based on several factors, including the success of our commercial efforts with respect to the sale of our products and the acceptability of our immune globulin products by physicians, patients or payers, and whether or not the assumptions underlying our projected revenues and expenses are correct. If we are unable to achieve positive cash flow by the beginning of 2024, we may need to raise additional capital and if such capital is not available due to widespread liquidity constraints or significant market instability that could result from the COVID-19 pandemic, inflationary pressures or other factors beyond our control, we may have to delay, curtail or eliminate some of our commercialization efforts or product development activities. If we are unable to generate sufficient revenue to achieve positive cash flow by the beginning of 2024 and need to raise additional capital, we may decide to do so through public or private equity offerings or debt financings, or we may enter into a corporate collaboration or licensing arrangement.  The sale of additional or equity debt securities, if convertible, could result in dilution to our stockholders and, in such event, the value and potential future market price of our common stock may decline.

  ADMA continues to evaluate a variety of strategic alternatives through its ongoing engagement with Morgan Stanley. The exploration of value-creating opportunities remains a top corporate priority for ADMA.

On March 23, 2022, (the “Hayfin Closing Date”) we and all of our subsidiaries entered into a Credit and Guaranty Agreement (the “Hayfin Credit Agreement”) with Hayfin Services LLP (“Hayfin”). The Hayfin Credit Agreement, as amended, provides for a senior secured term loan facility in a principal amount of up to $175.0 million (the “Hayfin Credit Facility”), composed of (i) a term loan made on the Hayfin Closing Date in the principal amount of $150.0 million (the “Hayfin Closing Date Loan”), and (ii) a delayed draw term loan in the principal amount of $25.0 million (the “Hayfin Delayed Draw Loan” and, together with the Hayfin Closing Date Loan, the “Hayfin Loans”). Pursuant to an amendment to the Hayfin Credit Agreement dated March 22, 2023, the obligation of the lenders to make the Hayfin Delayed Draw Loan expires on June 30, 2023. The obligation of the lenders to make the Hayfin Delayed Draw Loan is subject to the satisfaction of certain conditions, including, but not limited to, our meeting certain 12-month revenue targets as set forth in the Hayfin Credit Agreement which have been met. The Hayfin Credit Facility has a maturity date of March 23, 2027 (the “Hayfin Maturity Date”), subject to acceleration pursuant to the Hayfin Credit Agreement, including upon an Event of Default (as defined in the Hayfin Credit Agreement).

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

Borrowings under the Hayfin Credit Agreement currently bear interest at the adjusted Term Secured Overnight Financing Rate (“SOFR”) for either a one-month or three-month tenor, as elected by us, and subject to a floor of 1.25%, plus an applicable margin of 9.5% (the “Applicable Margin”); provided, however, that upon, and during the continuance of, an Event of Default, the Applicable Margin shall increase by an additional 3% per annum. We will also pay “in kind” a portion of the interest on the Hayfin Loans for each monthly or quarterly interest period in an amount equal to 2.5% per annum. Such interest paid “in kind” will reduce our quarterly cash interest obligation by approximately $1.0 million and will be added to the principal amount of the outstanding debt under the Hayfin Credit Facility. As a result, our outstanding debt principal on the Hayfin Loans will increase each month as long as we elect to continue to pay a portion of our interest obligation “in kind.” On the Hayfin Closing Date and as of December 31, 2022, the stated interest rate on the Hayfin Loans interest rate was 10.75% and approximately 13.9%, respectively. Based on the interest rate in effect as of the date of this report, on the last day of each calendar month or quarter during the term of the Hayfin Credit Facility, we are required to pay accrued interest to Hayfin of approximately $1.6 million per month or approximately $4.7 million per quarter, after giving effect to the “in kind” interest of 2.5% per annum, but without giving effect to the Hayfin Delayed Draw Loan, which we have yet to draw upon.

Our interest obligations under the Hayfin credit agreement are subject to variable interest rates based on the Term SOFR in effect at the beginning of each monthly interest period.  With the global rise in interest rates, we expect our interest rate and our monthly cash interest obligation to be higher in fiscal 2023 as compared to previous years. For example, our stated interest rate, which was 10.75% for the month of June 2022, increased to approximately 12.06% for the month of September and was approximately 14.16% for the month of February 2023.

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

All of our obligations under the Hayfin Credit Agreement are secured by a first-priority lien and security interest in substantially all of our tangible and intangible assets, including intellectual property and all of the equity interests in our subsidiaries. The Hayfin Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The negative covenants restrict or limit our ability and the ability of our subsidiaries to, among other things and subject to certain exceptions contained in the Hayfin Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to our or our subsidiaries’ business activities; make certain Investments or Restricted Payments (each as defined in the Hayfin Credit Agreement); change our fiscal year; pay dividends; repay other certain indebtedness; engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that have the impact of restricting our ability to make loan repayments under the Hayfin Credit Agreement. In addition, we are required (i) at all times prior to the Maturity Date to maintain a minimum cash balance of $6.0 million; and (ii) as of the last day of each fiscal quarter, report IVIG product and related revenues for the trailing 12-month period that exceed the amounts set forth in the Hayfin Credit Agreement, which range from $75.0 million for the fiscal quarter ending June 30, 2022 to $250.0 million for the fiscal quarter ending December 31, 2026 and each fiscal quarter thereafter. As of December 31, 2022, we were in compliance with all of the financial covenants contained in the Hayfin Credit Agreement.

On December 9, 2022, we completed an underwritten public offering whereby we issued 24,125,873 shares of our common stock. Net proceeds after underwriting discounts and expenses associated with the offering were approximately $64.6 million and are being used to accelerate commercialization and production activities, complete plasma center buildouts and obtain FDA approvals, to conclude post‑FDA marketing approval research and development projects, and for working capital, capital expenditures and general corporate purposes.

On October 25, 2021, we completed an underwritten public offering whereby we issued 57.5 million shares of our common stock and received gross proceeds of $57.5 million. Net proceeds, after underwriting discounts and expenses associated with the offering, were approximately $53.8 million, and were used to advance the commercial sales of our FDA approved products through the procurement of raw materials for the manufacturing of BIVIGAM and ASCENIV, to expand our plasma collection facility network, to scale up the manufacturing capacity of the Boca Facility and make continuous improvements in order to adhere to cGMP compliance, to explore business development opportunities and for general corporate purposes and other capital expenditures.

On September 3, 2021, we entered into a distribution agreement with Raymond James & Associates, Inc., as agent (“Agent”), pursuant to which we may offer and sell, from time to time, at our option, through or to the Agent, up to an aggregate of $50 million of shares of our common stock (the “Distribution Agreement”). We currently intend to use any net proceeds from the sale of our common stock under the Distribution Agreement for general corporate purposes, including procurement of source plasma and other raw materials, supply chain initiatives and production expenditures, funding expansion of plasma collection centers, working capital, capital expenditures, expansion and resources for commercialization activities, and other potential research and development and business opportunities. During the year ended December 31, 2021, we issued 5,540,831 shares of our common stock under the Distribution Agreement and received net proceeds of $6.9 million. We did not issue any shares under this agreement during the year ended December 31, 2022, and we currently have approximately $42.8 million of shares available to sell under the Distribution Agreement.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(59,508,257)	$(112,368,982)
Net cash used in investing activities	(13,911,171)	(13,511,258)
Net cash provided by financing activities	108,851,852	121,048,206
Net change in cash and cash equivalents	35,432,424	(4,832,034)

Cash and cash equivalents - beginning of period	51,089,118	55,921,152
Cash and cash equivalents - end of period	$86,521,542	$51,089,118

Net Cash Used in Operating Activities

Cash used in operations for the year ended December 31, 2022 was $59.5 million, a decrease of $52.9 million from the same period of a year ago, mainly due to the improvement in our operating results after giving effect to non-cash items, driven by higher revenues and gross margins, and reductions in accounts receivable related to the timing of shipments and collections from customers. The following table illustrates the primary components of our cash flows from operations:

	Year Ended December 31,
	2022	2021
Net loss	$(65,903,950)	$(71,647,618)
Non-cash expenses, gains and losses	24,680,958	10,959,055
Changes in accounts receivable	13,071,809	(15,339,567)
Changes in inventories	(38,555,957)	(43,188,489)
Changes in prepaid expenses and other current assets	(755,900)	(1,292,779)
Changes in accounts payable and accrued expenses	8,334,553	9,697,041
Other	(379,770)	(1,556,625)
Cash used in operations	$(59,508,257)	$(112,368,982)

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2022 was $13.9 million, which consisted of $8.7 million for the construction and buildout of several new plasma collection facilities and $5.2 million for equipment purchases and upgrades to the Boca Facility. Net cash used in investing activities for the year ended December 31, 2021 was $13.5 million, which consisted of $8.6 million for the construction and buildout of new plasma collection facilities and $4.9 million of capital expenditures at the Boca Facility, which included equipment purchases and continued implementation of our in-house fill/finish capabilities. While we do not have any firm commitments for material capital expenditures in 2023, we expect our total capital expenditures will be between $8.0 million and $12.0 million for fiscal 2023.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2022 was $108.9 million, as we received approximately $47.0 in net proceeds from the refinancing of our senior credit facility in March of 2022 and $64.6 million in net proceeds from the December 9, 2022 public offering of our common stock. Cash provided by financing activities during the year ended December 31, 2021 was $121.0 million, which is mainly comprised of the net proceeds of $67.3 million from the sale of our common stock through several sale agreements and $53.8 million from the October 2021 underwritten public offering.

Effect of Inflation

Inflation impacted a number of facets of our business during the years ended December 31, 2022 and 2021 at each of our business segments. We experienced price increases for, among other items, certain raw materials, consumable supplies, services for repairs and maintenance of our facilities, utilities, shipping and freight charges, fuel surcharges and labor costs. We expect this trend to continue at least into 2023 or longer, which could have a significant impact on our future results of operations. In addition, some of our plasma purchase agreements provide for annual price increases that are tied to various consumer price indices, which have resulted in higher than historical percentage price increases and has resulted in and is expected to continue to result in higher source plasma and other raw material and supplies costs in fiscal 2023.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of its internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022 based on those criteria.

As a Smaller Reporting Company, the Company is not required to include in this Annual Report on Form 10-K a report on the effectiveness of its internal control over financial reporting by the Company’s independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required to be disclosed by this Item with respect to our executive officers is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Executive Officers and Director and Officer Compensation: Executive Officers” contained in our definitive proxy statement for our 2023 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2022.

Information required to be disclosed by this Item about our Board of Directors (the “Board”) is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Proposal No. 1: Election of Directors” contained in our definitive proxy statement for our 2023 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2022.

To the extent necessary, information required to be disclosed by this Item about the Section 16(a) compliance of our directors and executive officers is incorporated into this Annual Report on Form 10-K, as applicable, by reference from the section entitled “Delinquent Section 16(a) Reports” contained in our definitive proxy statement for our 2023 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2022.

Information required to be disclosed by this Item about our Board, the Audit Committee of our Board, our audit committee financial expert, our Code of Ethics and Business Conduct Standards, and other corporate governance matters is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Corporate Governance” contained in our definitive proxy statement for our 2023 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2022.

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

Information required to be disclosed by this Item is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Executive Officers and Director and Officer Compensation” contained in our definitive proxy statement for our 2023 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2022.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required to be disclosed by this Item is incorporated into this Annual Report on Form 10-K by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained in our definitive proxy statement for our 2023 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2022.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Certain Relationships and Related Transactions, and Director Independence” contained in our definitive proxy statement for our 2023 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2022.

Item 14.	Principal Accounting Fees and Services

The information required to be disclosed by this Item is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Audit and Other Fees” contained in our definitive proxy statement for our 2023 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2022.

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

4.11
Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 24, 2022).

4.12
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

10.15.1
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

10.21
Amendment 4 to the Amended and Restated Agreement For Services Between ADMA BioManufacturing, LLC and Areth LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2022).

10.22
Distribution Agreement, dated September 3, 2021, by and between ADMA Biologics, Inc. and Raymond James & Associates, Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on September 3, 2021).

10.23	Form of Retention Bonus Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2021).
10.24
Separation Agreement and Release, dated August 6, 2021, by and between ADMA Biologics, Inc. and James Mond (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 11, 2021).

10.25
Credit Agreement and Guaranty, dated as of March 23, 2022, by and among the Company, Hayfin Services LLP and the lenders party thereto (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 24, 2022).

10.25.1*	Amendment No. 1 to Credit Agreement and Guaranty, dated March 23, 2023 by and among the Company, Hayfin Services LLP and the lenders party thereto.
10.26
Security Agreement, dated as of March 23, 2022, by and among the Company, certain subsidiaries of the Company and Hayfin Services LLP (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 24, 2022).

10.27†	ADMA Biologics, Inc. 2022 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 21, 2022)
21.1*	Subsidiaries of the Company.
23.1*	Consent of CohnReznick LLP.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from ADMA Biologics, Inc. Form 10-K for the year ended December 31, 2022, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the years ended December 31, 2022 and 2021, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021; and (v) Notes to Consolidated Financial Statements.

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

ADMA Biologics, Inc.

Date: March 23, 2023	By:	/s/ Adam S. Grossman
	Name: Title:	Adam S. Grossman President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Adam S. Grossman
Adam S. Grossman	President and Chief Executive Officer (Principal Executive Officer) and Director	March 23, 2023

/s/ Brian Lenz
Brian Lenz	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 23, 2023

/s/ Steven A. Elms
Steven A. Elms	Chairman of the Board of Directors	March 23, 2023

/s/ Dr. Jerrold B. Grossman
Dr. Jerrold B. Grossman	Vice Chairman of the Board of Directors	March 23, 2023

/s/ Martha J. Demski
Martha J. Demski	Director	March 23, 2023

/s/ Bryant E. Fong
Bryant E. Fong	Director	March 23, 2023

/s/ Lawrence P. Guiheen
Lawrence P. Guiheen	Director	March 23, 2023

/s/ Young T. Kwon
Young T. Kwon	Director	March 23, 2023

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ADMA Biologics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ADMA Biologics, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021; the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended; and, the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements, and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Inventory

Description of the matter

As of December 31, 2022, the Company’s inventory totaled $163,280,047. As described in the notes to the consolidated financial statements, the valuation of inventory involves significant estimates relating to the capitalization of labor and overhead costs to the work in process and finished goods inventories as well as lower of cost or net realizable value considerations. Given the significance of the inventory value, the importance of inventory to the Company’s operations, the various components and the multiple locations and the complexity of the computations, auditing the inventory was challenging and involved a relatively high degree of auditor judgement and subjectivity, extensive testing, and the involvement of more senior members of the engagement team to design the appropriate responsive audit procedures and to supervise, execute and review the test results.

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

Auditing the sales rebate liabilities related to U.S. Medicaid, Medicare Part D, and managed care is complex because of the subjectivity of certain assumptions and judgments required to develop estimates. These significant assumptions and judgments include consideration of legal interpretations of applicable laws and regulations, historical claims experience, payer channel mix, current contract prices, unbilled claims and claims submission time lags. Additionally, auditing this matter is challenging given the Company’s limited history in selling certain of its products.

How we addressed the matter in our audit

We obtained an understanding of the Company’s process to estimate rebate liabilities to devise our responsive audit approach. We performed substantive test procedures related to the rebate accruals, which included testing the significant assumptions and mathematical accuracy. We tested the completeness and accuracy of the data used in the estimates and developed expectations of the key inputs using independent sources. To address the completeness of the reserves, we also assessed the historical accuracy of management’s estimates by comparing actual activity to previous estimates and performing analytical procedures. Finally, we considered subsequent events and any new information after the financial statement date that would require an adjustment to the accruals.

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

Parsippany, New Jersey

March 23, 2023

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2022 and 2021

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$86,521,542	$51,089,118
Accounts receivable, net	15,505,048	28,576,857
Inventories	163,280,047	124,724,091
Prepaid expenses and other current assets	5,095,146	4,339,245
Total current assets	270,401,783	208,729,311
Property and equipment, net	58,261,481	50,935,074
Intangible assets, net	1,013,415	1,728,768
Goodwill	3,529,509	3,529,509
Right to use assets	10,485,447	7,262,658
Deposits and other assets	4,770,246	4,067,404
TOTAL ASSETS	$348,461,881	$276,252,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,229,390	$12,429,409
Accrued expenses and other current liabilities	24,989,349	17,214,988
Current portion of deferred revenue	142,834	142,834
Current portion of lease obligations	905,369	591,084
Total current liabilities	39,266,942	30,378,315
Senior notes payable, net of discount	142,833,063	94,866,239
Deferred revenue, net of current portion	1,833,031	1,975,865
End of term fee	1,500,000	-
Lease obligations, net of current portion	10,704,176	7,462,388
Other non-current liabilities	350,454	397,351
TOTAL LIABILITIES	196,487,666	135,080,158

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock - voting, $0.0001 par value, 300,000,000 shares authorized, 221,816,930 and 195,813,817 shares issued and outstanding	22,182	19,581
Additional paid-in capital	629,968,704	553,265,706
Accumulated deficit	(478,016,671)	(412,112,721)
TOTAL STOCKHOLDERS’ EQUITY	151,974,215	141,172,566
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$348,461,881	$276,252,724

The accompanying notes are an integral part of these consolidated financial statements.

 ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2022 and 2021

	Years Ended December 31,
	2022	2021

REVENUES:
Product revenue	$153,936,858	$80,799,791
License revenue	142,834	142,834
Total revenues	154,079,692	80,942,625
Cost of product revenue	118,814,535	79,769,341
Gross profit	35,265,157	1,173,284

OPERATING EXPENSES:
Research and development	3,613,764	3,646,060
Plasma center operating expenses	17,843,096	12,288,723
Amortization of intangible assets	715,353	715,353
Selling, general and administrative	52,458,024	42,896,889
Total operating expenses	74,630,237	59,547,025

LOSS FROM OPERATIONS	(39,365,080)	(58,373,741)

OTHER INCOME (EXPENSE):
Interest income	44,833	34,532
Interest expense	(19,279,373)	(13,056,834)
Loss on extinguishment of debt	(6,669,941)	-
Other expense	(634,389)	(251,575)
Other expense, net	(26,538,870)	(13,273,877)

NET LOSS	$(65,903,950)	$(71,647,618)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.33)	$(0.51)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	197,874,895	139,578,538

The accompanying notes are an integral part of these consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2022 and 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	104,902,888	$10,490	$428,704,039	$(340,465,103)	$88,249,426
Stock-based compensation	-	-	3,488,253	-	3,488,253
Issuance of common stock, net of offering expenses	90,846,029	9,085	121,135,018	-	121,144,103
Vesting of Restricted Stock Units, net of shares withheld for taxes and retired	64,900	6	(61,604)	-	(61,598)
Net loss	-	-	-	(71,647,618)	(71,647,618)
Balance at December 31, 2021	195,813,817	19,581	553,265,706	(412,112,721)	141,172,566
Stock-based compensation	-	-	5,214,531	-	5,214,531
Warrants issued in connection with note payable	-	-	9,569,604	-	9,569,604
Vesting of Restricted Stock Units, net of shares withheld for taxes	1,808,561	181	(2,899,021)	-	(2,898,840)
Stock options exercised	68,679	7	175,008	-	175,015
Issuance of common stock, net of offering expenses	24,125,873	2,413	64,642,876	-	64,645,289
Net loss	-	-	-	(65,903,950)	(65,903,950)
Balance at December 31, 2022	221,816,930	$22,182	$629,968,704	$(478,016,671)	$151,974,215

The accompanying notes are an integral part of these consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2022 and 2021

	Years Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(65,903,950)	$(71,647,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,113,369	5,495,502
Loss on disposal of fixed assets	426,536	220,761
Interest paid in kind	2,997,746	-
Stock-based compensation	5,214,531	3,488,253
Amortization of debt discount	2,401,669	1,897,373
Loss on extinguishment of debt	6,669,941	-
Amortization of license revenue	(142,834)	(142,834)
Changes in operating assets and liabilities:
Accounts receivable	13,071,809	(15,339,567)
Inventories	(38,555,957)	(43,188,489)
Prepaid expenses and other current assets	(755,900)	(1,292,779)
Deposits and other assets	122,468	(1,775,205)
Accounts payable	799,981	1,355,700
Accrued expenses	7,534,572	8,341,341
Other current and non-current liabilities	(502,238)	218,580
Net cash used in operating activities	(59,508,257)	(112,368,982)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(13,911,171)	(13,511,258)
Net cash used in investing activities	(13,911,171)	(13,511,258)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(100,000,000)	-
Proceeds from issuance of common stock, net of offering expenses	64,645,289	121,144,103
Payment of debt refinancing fees	(2,000,000)	-
Proceeds from issuance of note payable	151,750,000	-
Taxes paid on vested Restricted Stock Units	(2,898,840)	(61,598)
Payments on finance lease obligations	(36,684)	(34,299)
Proceeds from the exercise of stock options	175,015	-
Payment of deferred financing fees	(2,782,928)	-
Net cash provided by financing activities	108,851,852	121,048,206

Net increase (decrease) in cash and cash equivalents	35,432,424	(4,832,034)
Cash and cash equivalents - beginning of year	51,089,118	55,921,152
Cash and cash equivalents - end of year	$86,521,542	$51,089,118

The accompanying notes are an integral part of these consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

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

ADMA operates through its wholly-owned subsidiaries ADMA BioManufacturing, LLC (“ADMA BioManufacturing”) and ADMA BioCenters Georgia Inc. (“ADMA BioCenters”). ADMA BioManufacturing was formed in January 2017 to facilitate the acquisition of the Biotest Therapy Business Unit (“BTBU”) from BPC Plasma, Inc. (formerly Biotest Pharmaceuticals Corporation) (“BPC” and, together with Biotest AG, “Biotest”) on June 6, 2017. The acquisition included certain assets (the “Biotest Assets”) of BTBU, which included the U.S. Food and Drug Administration (“FDA”)-licensed BIVIGAM and Nabi-HB immunoglobulin products, and an FDA-licensed plasma fractionation manufacturing facility located in Boca Raton, FL (the “Boca Facility”) (the “Biotest Transaction”). BTBU had previously been the Company’s third-party contract manufacturer. ADMA BioCenters is the Company’s source plasma collection business with ten plasma collection facilities located throughout the U.S., eight of which hold an approved license with the FDA.

The Company has three FDA-approved products, all of which are currently marketed and commercially available: (i) BIVIGAM (Immune Globulin Intravenous, Human), an Intravenous Immune Globulin (“IVIG”) product indicated for the treatment of Primary Humoral Immunodeficiency (“PI”), also known as Primary Immunodeficiency Disease (“PIDD”) or Inborn Errors of Immunity, and for which the Company received FDA approval on May 9, 2019 and commenced commercial sales in August 2019; (ii) ASCENIV (Immune Globulin Intravenous, Human – slra 10% Liquid), an IVIG product indicated for the treatment of PI, for which the Company received FDA approval on April 1, 2019 and commenced first commercial sales in October 2019; and (iii) Nabi-HB (Hepatitis B Immune Globulin, Human), which is indicated for the treatment of acute exposure to blood containing Hepatitis B surface antigen (“HBsAg”) and other listed exposures to Hepatitis B. In addition to its commercially available immunoglobulin products, the Company provides contract manufacturing and laboratory services for certain clients and generates revenues from the sale of intermediate by-products that result from the immunoglobulin production process. The Company seeks to develop a pipeline of plasma-derived therapeutics, and its products and product candidates are intended to be used by physician specialists focused on caring for immune-compromised patients with or at risk for certain infectious diseases.

As of December 31, 2022, the Company had working capital of $231.1 million, including $86.5 million of cash and cash equivalents. Based upon the Company’s current projected revenue and expenditures, including capital expenditures and continued implementation of the Company’s commercialization and expansion activities, the Company’s management currently believes that its cash, cash equivalents, projected revenue and accounts receivable will be sufficient to fund ADMA’s operations, as currently conducted, through the end of the first quarter of 2024, at which time the Company believes it will begin to generate positive cash flow from operations. These estimates may change based upon several factors, including the success of the Company’s commercial sales of its products, whether or not the assumptions underlying the Company’s projected revenues and expenses are correct and the acceptability of ADMA’s immune globulin products by physicians, patients or payers. There can be no assurance that the Company’s approved products will be commercially viable, or that plant capacity expansion, plasma center buildouts or other capital improvements will be successfully completed or that any product developed in the future will be approved. The Company is subject to risks common to companies in the biotechnology and pharmaceutical manufacturing industries including, but not limited to, dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, inflationary pressures, supply chain constraints, protection of proprietary technology, and compliance with FDA and other governmental regulations and approval requirements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

The Company continues to evaluate a variety of strategic alternatives through its ongoing engagement with Morgan Stanley. The exploration of value-creating opportunities remains a top corporate priority for ADMA.

On December 9, 2022, the Company issued 24,125,873 shares of its common stock through an underwritten public offering and received net proceeds of $64.6 million, and on March 23, 2022 the Company received approximately $47.0 million in net proceeds from the refinancing of its senior credit facility (see Note 7).

2.	SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and basis of presentation

The accompanying consolidated financial statements include the accounts of ADMA and its wholly-owned subsidiaries, and have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). All intercompany balances have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (the “FASB”). During the years ended December 31, 2022 and 2021, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying consolidated statements of operations.

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

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

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

Accounts receivable

Accounts receivable is reported at realizable value, net of allowances for contractual credits and doubtful accounts in the amount of $0.1 million and $0.2 million at December 31, 2022 and 2021, respectively, which are recognized in the period the related revenue is recorded. The Company extends credit to its customers based upon an evaluation of each customer’s financial condition and credit history. Evaluations of the financial condition and associated credit risk of customers are performed on an ongoing basis. Based on these evaluations, the Company has concluded that its credit risk is minimal (see Note 16).

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021
Inventories, including plasma intended for resale and plasma intended for internal use in the Company’s manufacturing, commercialization or research and development activities, are carried at the lower of cost or net realizable value determined by the first-in, first-out method.  For both the Company’s immune globulin products and plasma intended for resale and internal use, net realizable value is generally determined based upon the consideration the Company expects to receive when the inventory is sold, less costs to deliver the inventory to the recipient. The estimates for net realizable value of inventory are based on contractual terms or upon historical experience and certain other assumptions, and the Company believes that such assumptions are reasonable. Inventory is periodically reviewed to ensure that its carrying value does not exceed its net realizable value, and adjustments are recorded to write down such inventory, with a corresponding charge to cost of product revenue, when the carrying value or historical cost exceeds its estimated net realizable value. In addition, costs associated with the production of conformance or engineering lots that would not qualify as immediately available for commercial sale are charged to cost of product revenue and not capitalized into inventory.

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired by the Company. Goodwill at December 31, 2022 and 2021 was $3.5 million, all of which is attributable to the Company’s ADMA BioManufacturing business segment. There were no changes to the carrying amount of goodwill during the years ended December 31, 2022 and 2021.

Goodwill is not amortized but is assessed for impairment on an annual basis or more frequently if impairment indicators exist. The Company has the option to perform a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill and other intangible assets. If the Company concludes that this is the case, then it must perform a goodwill impairment test by comparing the fair value of the reporting unit to its carrying value. An impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The Company performs its annual goodwill impairment test as of October 1 of each year. The Company’s annual goodwill impairment tests as of October 1, 2022 and 2021 did not result in any impairment charges related to goodwill for the years ended December 31, 2022 and 2021.

Impairment of long-lived assets

The Company assesses the recoverability of its long-lived assets, which include property and equipment and finite-lived intangible assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s carrying value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the years ended December 31, 2022 and 2021, the Company determined that there was no impairment of its long-lived assets.

Revenue recognition

Revenues for the years ended December 31, 2022 and 2021 are comprised of (i) revenues from the sale of the Company’s immunoglobulin products, BIVIGAM, ASCENIV and Nabi-HB, (ii) product revenues from the sale of human plasma collected by the Company’s Plasma Collection Centers business segment, (iii) contract manufacturing and laboratory services revenue, (iv) revenues from the sale of intermediate by-products; and (v) license and other revenues primarily attributable to the out-licensing of ASCENIV to Biotest in 2012 to market and sell this product in Europe and selected countries in North Africa and the Middle East. Biotest has provided the Company with certain services and financial payments in accordance with the related Biotest license agreement and is obligated to pay the Company certain amounts in the future if certain milestones are achieved. Deferred revenue is amortized into income over the term of the Biotest license, representing a period of approximately 22 years.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021
Product revenue is recognized when the customer is deemed to have control over the product. Control is determined based on when the product is shipped or delivered and title passes to the customer. Revenue is recorded in an amount that reflects the consideration the Company expects to receive in exchange. Revenue from the sale of the Company’s immunoglobulin products is recognized when the product reaches the customer’s destination, and is recorded net of estimated rebates, price protection arrangements and customer incentives, including prompt pay discounts, wholesaler chargebacks and other wholesaler fees. These estimates are based on contractual arrangements, historical experience and certain other assumptions, and the Company believes that such estimates are reasonable. For revenues associated with contract manufacturing and the sale of intermediates, control transfers to the customer and the performance obligation is satisfied when the customer takes possession of the product from the Boca Facility or from a third-party warehouse that is utilized by the Company.

Product revenues from the sale of human plasma collected at the Company’s plasma collection centers are recognized at the time control of the product has been transferred to the customer, which generally occurs at the time of shipment. Product revenues are recognized at the time of delivery if the Company retains control of the product during shipment.

Cost of product revenue

Cost of product revenue includes costs associated with the manufacture of the Company’s FDA approved products and intermediates and for the collection of human source plasma, as well as expenses related to conformance batch production, process development and scientific and technical operations when these operations are attributable to marketed products. When the activities of these operations are attributable to new products in development, the expenses are classified as research and development expenses.

Research and development expenses

Research and development expenses consist of clinical research organization costs, costs related to clinical trials, post-marketing commitment studies for BIVIGAM and ASCENIV, wages, benefits and stock-based compensation for employees directly related to research and development activities. All research and development costs are expensed as incurred.

Plasma center operating expenses

Plasma center operating expenses consist of certain general and administrative plasma center costs, initial opening, marketing and start-up costs, rent expense, maintenance, utilities, compensation and benefits for center and administrative staff, advertising and promotion expenses and computer software fees related to donor collections.

Advertising and marketing expenses

Advertising and marketing expense includes cost for promotional materials and trade show expenses for the marketing of the Company’s products and services and expenses incurred for attracting donors to the Company’s plasma collection centers. All advertising and marketing expenses are expensed as incurred.  Advertising and marketing expenses were $2.2 million and $1.4 million for the years ended December 31, 2022 and 2021, respectively.

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

Income taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or its tax returns. Under this method, deferred tax assets and liabilities are recognized for the temporary differences between the tax bases of assets and liabilities and their respective financial reporting amounts at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. The Company records a valuation allowance on its deferred tax assets if it is more likely than not that the Company will not generate sufficient taxable income to utilize its deferred tax assets (see Note 11). The Company is subject to income tax examinations by major taxing authorities for all tax years since 2018 and for previous periods as it relates to the Company’s net operating loss carryforwards.

Loss Per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders as adjusted for the effect of dilutive securities, if any, by the weighted average number of shares of common stock and dilutive common stock outstanding during the period. Potentially dilutive common stock includes the shares of common stock issuable upon the exercise of outstanding stock options and warrants (using the treasury stock method). Potentially dilutive common stock in the diluted net loss per share computation is excluded to the extent that it would be anti-dilutive. No potentially dilutive securities are included in the computation of any diluted per share amounts as the Company reported a net loss for all periods presented. For the years ended December 31, 2022 and 2021, the following securities were excluded from the calculation of diluted loss per common share because of their anti-dilutive effects:

	For the Years Ended December 31,
	2022	2021
Stock options	8,256,211	7,862,722
Restricted Stock Units	2,866,987	4,485,133
Warrants	13,525,148	4,528,160
	24,648,346	16,876,015

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

Recent Accounting Pronouncements

There were no new accounting pronouncements adopted during the years ended December 31, 2022 and 2021 that had a significant impact on the Company’s consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021
3.	INVENTORIES

The following table provides the components of inventories:

	December 31, 2022	December 31, 2021
Raw materials	$48,644,527	$36,755,720
Work-in-process	56,170,853	58,968,535
Finished goods	58,464,667	28,999,836
Total inventories	$163,280,047	$124,724,091

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

4.	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2022 and 2021 is summarized as follows:

	December 31, 2022	December 31, 2021
Manufacturing and laboratory equipment	$18,767,807	$16,702,991
Office equipment and computer software	5,318,669	4,082,462
Furniture and fixtures	5,109,898	3,389,140
Construction in process	6,726,995	5,496,222
Leasehold improvements	17,930,905	11,129,639
Land	4,339,441	4,339,441
Buildings and building improvements	19,544,307	19,067,032
	77,738,022	64,206,927
Less: Accumulated depreciation	(19,476,541)	(13,271,853)
Total property, plant and equipment, net	$58,261,481	$50,935,074

The Company recorded depreciation expense on property and equipment of $6.4 million and $4.8 million for the years ended December 31, 2022 and 2021, respectively.

5.	INTANGIBLE ASSETS

Intangible assets at December 31, 2022 and 2021 consist of the following:

	December 31, 2022			December 31, 2021
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Trademark and other intangible rights related to Nabi-HB	$4,100,046	$3,270,276	$829,770	$4,100,046	$2,684,554	$1,415,492
Rights to intermediates	907,421	723,776	183,645	907,421	594,145	313,276
	$5,007,467	$3,994,052	$1,013,415	$5,007,467	$3,278,699	$1,728,768

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

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

Amortization expense related to the Company’s intangible assets for the years ended December 31, 2022 and 2021 was $0.7 million. Estimated aggregate future aggregate amortization expense is expected to be as follows:

2023	715,352
2024	298,063

6.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other current liabilities at December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
Accrued rebates	$11,436,484	$5,040,200
Accrued distribution fees	3,166,896	4,739,651
Accrued incentives	4,193,919	4,066,109
Accrued testing	309,867	1,189,970
Accrued payroll and other compensation	4,086,379	1,197,337
Other	1,795,804	981,721
Total accrued expenses and other current liabilities	$24,989,349	$17,214,988

7.	NOTES PAYABLE

Senior Notes Payable

A summary of outstanding senior notes payable is as follows:

	December 31, 2022	December 31, 2021
Notes payable	$154,747,746	$100,000,000
Less:
Debt discount	(11,914,683)	(5,133,761)
Senior notes payable	$142,833,063	$94,866,239

On March 23, 2022 (the “Hayfin Closing Date”), the Company and all of its subsidiaries entered into a Credit and Guaranty Agreement (the “Hayfin Credit Agreement”) with Hayfin Services LLP (“Hayfin”). The Hayfin Credit Agreement provides for a senior secured term loan facility in a principal amount of up to $175.0 million (the “Hayfin Credit Facility”), composed of (i) a term loan made on the Hayfin Closing Date in the principal amount of $ 150.0 million (the “Hayfin Closing Date Loan”), and (ii) a delayed draw term loan in the principal amount of $25.0 million (the “Hayfin Delayed Draw Loan” and, together with the Hayfin Closing Date Loan, the “Hayfin Loans”). The obligation of the lenders to make the Hayfin Delayed Draw Loan was to expire on March 22, 2023 (see Note 17) and is subject to the satisfaction of certain conditions, including, but not limited to, the Company’s meeting certain 12-month revenue targets as set forth in the Hayfin Credit Agreement, which the Company has met. The Hayfin Credit Facility has a maturity date of March 23, 2027 (the “Hayfin Maturity Date”), subject to acceleration pursuant to the Hayfin Credit Agreement, including upon an Event of Default (as defined in the Hayfin Credit Agreement).

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021
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

Borrowings under the Hayfin Credit Agreement bear interest, at the Company’s election, at either (a) a base rate (equal to the highest of (i) the rate of interest per annum last quoted by The Wall Street Journal as the “Prime Rate” in the United States, (ii) the federal funds rate in effect on such day plus 0.50% and (iii) adjusted Term Secured Overnight Financing Rate (“SOFR”) for a one-month tenor in effect on such day plus 1.00%), plus an applicable margin of 8.5%, or (b) adjusted Term SOFR for either a one-month or three-month tenor, as elected by the Company, and subject to a floor of 1.25%, plus an applicable margin of 9.5% (the “Applicable Margin”); provided, however, that upon, and during the continuance of, an Event of Default, the Applicable Margin shall increase by an additional 3% per annum. On the last day of each calendar month or quarter during the term of the Hayfin Credit Facility, the Company will pay accrued interest to Hayfin. The rate of interest in effect as of the Hayfin Closing Date and as of December 31, 2022 was 10.75% and approximately 13.9%, respectively. The Company is also permitted to pay “in kind” a portion of the interest on the Hayfin Loans for each monthly or quarterly interest period in an amount equal to 2.5% per annum, which is added to the principal amount of the outstanding debt under the Hayfin Credit Facility. From the Hayfin Closing Date through December 31, 2022, approximately $3.0 million of interest was paid in kind and added to the balance of the outstanding Hayfin Loans.

On the Hayfin Maturity Date, the Company will pay Hayfin the entire outstanding principal amount underlying the Hayfin Loans and any accrued and unpaid interest thereon, as well as an exit fee of 1.0% of the outstanding principal amount being paid. This exit fee is recorded separately as a non-current liability on the accompanying consolidated balance sheet as of December 31, 2022. Prior to the Hayfin Maturity Date, there are no scheduled principal payments on the Hayfin Loans. The Company may prepay outstanding principal on the Hayfin Loans at any time and from time to time upon five business days’ prior written notice, subject to the payment to Hayfin of, (A) any accrued but unpaid interest on the prepaid principal amount plus (B) an early prepayment fee in the amount equal to (i) 7.0% of the prepaid principal amount, if prepaid on or prior to the first anniversary of the Hayfin Closing Date, (ii) 3.0% of the prepaid principal amount, if prepaid after the first anniversary of the Hayfin Closing Date and on or prior to the second anniversary of the Hayfin Closing Date, or (iii) 1.0% of the prepaid principal amount, if prepaid after the second anniversary of the Hayfin Closing Date and on or prior to the third anniversary of the Hayfin Closing Date. In addition, for any prepayments of principal or payment of principal on the Hayfin Maturity Date, the Company is also required to pay the exit fee.

All of the Company’s obligations under the Hayfin Credit Agreement are secured by a first-priority lien and security interest in substantially all of the Company’s tangible and intangible assets, including intellectual property, and all of the equity interests in the Company’s subsidiaries. The Hayfin Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The negative covenants restrict or limit the ability of the Company and its subsidiaries to, among other things and subject to certain exceptions contained in the Hayfin Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to the Company’s or its subsidiaries’ business activities; make certain Investments or Restricted Payments (each as defined in the Hayfin Credit Agreement); change its fiscal year; pay dividends; repay certain other indebtedness; engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that have the impact of restricting the Company’s ability to make loan repayments under the Hayfin Credit Agreement. In addition, the Company is required (i) at all times prior to the Maturity Date to maintain a minimum cash balance of $6.0 million; and (ii) as of the last day of each fiscal quarter, report IVIG product and related revenues for the trailing 12-month period that exceed the amounts set forth in the Hayfin Credit Agreement, which range from $75.0 million for the fiscal quarter ended June 30, 2022 to $250.0 million for the fiscal quarter ended December 31, 2026. As of  December 31, 2022, the Company was in compliance with all of the covenants contained in the Hayfin Credit Agreement.

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

As a result of the upfront fee and exit fee paid or payable to Hayfin, the expenses incurred by the Company  in connection with this transaction and the value of the Hayfin Warrants, the Company recognized an aggregate discount on the Hayfin Loans in the amount of $13.9 million. The Company records debt discount as a reduction to the face amount of the debt, and the debt discount is amortized as interest expense over the life of the debt using the interest method. Based on the fair value of the Hayfin Warrants and the aggregate amount of fees and expenses associated with obtaining the Hayfin Credit Facility, the effective interest rate on the Hayfin Loans as of the Hayfin Closing Date and as of December 31, 2022 was approximately 13.0% and 16.1%, respectively.

8.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is currently authorized to issue up to 10 million shares of preferred stock, $0.0001 par value per share. There were no shares of preferred stock outstanding at December 31, 2022 and 2021.

Common Stock

As of December 31, 2022 and 2021, the Company was authorized to issue 300,000,000 shares of its common stock, $0.0001 par value per share, and 221,816,930 and 195,813,817 shares of common stock were outstanding as of December 31, 2022 and 2021, respectively.  On May 27, 2021, the Company amended its Second Amended and Restated Certificate of Incorporation to increase the number of shares of common stock that the Company is authorized to issue from 150,000,000 to 300,000,000. After giving effect to shares reserved for the issuance of warrants and for awards issued under the Company’s equity incentive plans, 29,177,763 shares of common stock were available for issuance as of December 31, 2022.

On December 9, 2022, the Company completed an underwritten public offering whereby the Company issued 24,125,873 shares of its common stock. Net proceeds after underwriting discounts and expenses associated with the offering were approximately $64.6 million and are being used to accelerate commercialization and production activities, complete plasma center buildouts and obtain FDA approvals, to conclude post‑FDA marketing approval research and development projects, and for working capital, capital expenditures and general corporate purposes.

During the year ended December 31, 2022, outstanding stock options aggregating to 68,679 shares of common stock were exercised, and the Company received net proceeds from the exercises of approximately $0.2 million.
On October 25, 2021, the Company completed an underwritten public offering whereby the Company issued 57.5 million shares of common stock and received gross proceeds of $57.5 million. Net proceeds after underwriting discounts and expenses associated with the offering were approximately $53.8 million, and were used to advance the commercial sales of the Company’s FDA approved products through the procurement of raw materials for the manufacturing of BIVIGAM and ASCENIV, to expand the Company’s plasma collection facility network, to scale up the manufacturing capacity of the Boca Facility and make continuous improvements in order to adhere to cGMP compliance, to explore business development opportunities and for general corporate purposes and other capital expenditures.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021
On September 3, 2021, the Company entered into a distribution agreement with Raymond James & Associates, Inc., as agent (“Agent”), pursuant to which the Company may offer and sell, from time to time, at its option, through or to the Agent, up to an aggregate of $50 million of shares of the Company’s common stock (the “Distribution Agreement”). The Company currently intends to use any net proceeds from the sale of its common stock under the Distribution Agreement for general corporate purposes, including procurement of source plasma and other raw materials, supply chain initiatives and production expenditures, funding expansion of plasma centers, working capital, capital expenditures, expansion and resources for commercialization activities, and other potential research and development and business opportunities. The Company currently has approximately $42.8 million of shares available to sell under the Distribution Agreement. There were no sales under the Distribution Agreement during the year ended December 31, 2022. During the year ended December 31, 2021, the Company issued 5,540,831 shares of its common stock under the Distribution Agreement and received net proceeds of $6.9 million.

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

Warrants

On March 23, 2022, the Company issued the Hayfin Warrants, whereby affiliates of Hayfin may purchase an aggregate of 9,103,047 shares of common stock at an exercise price $1.6478 per share (see Note 7). The Hayfin Warrants was valued at $9.6 million, using the Black-Scholes option pricing model assuming an expected term of 7 years, a volatility of 68.1%, a dividend yield of 0% and a risk-free interest rate of 2.36%.

During the year ended December 31, 2022, warrants to purchase 31,750 shares of common stock that had been issued to a former noteholder of the Company expired. At December 31, 2022 and 2021, the Company had outstanding warrants to purchase an aggregate of 13,525,148 and 4,528,160 shares, respectively, of common stock, with a weighted average exercise price of $1.99 and $2.82 per share, respectively, and expiration dates ranging between May 2023 and December 2030.

Equity Incentive Plans

From time to time the Company granted stock options or other equity-based awards under the Company’s Amended and Restated 2014 Omnibus Incentive Compensation Plan (the “2014 Plan”).

The 2014 Plan, as amended, was approved by the Company’s Board of Directors (the “Board”) on March 15, 2017 and by the Company’s stockholders on May 25, 2017.  The maximum number of shares that were reserved for grant under the 2014 Plan was: (a) 2,334,940 shares; plus (b) an annual increase as of the first day of the Company’s fiscal year, beginning in 2018 and occurring each year thereafter through 2022, equal to 4% of the outstanding shares of common stock as of the end of the Company’s immediately preceding fiscal year, or any lesser number of shares determined by the Board; provided, however, that no more than an aggregate of 10 million shares of common stock may be issued pursuant to incentive stock options intended to qualify under Section 422 of the Internal Revenue Code. As of December 31, 2021, an aggregate of 69,090 shares were available for issuance under the 2014 Plan. In accordance with the foregoing, on January 1, 2022 the aggregate number of shares available for issuance increased to 7,901,643.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021
During the years ended December 31, 2022 and 2021, the Company granted options to purchase an aggregate of 1,194,032 and 1,895,550 shares of common stock, respectively, to its directors and employees under the 2014 Plan. The fair value of stock options granted was determined on the date of grant using the Black-Scholes model. The Black-Scholes option pricing model was developed for use in estimating the fair value of publicly traded options, which have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the underlying Black-Scholes assumptions can materially affect the fair value estimate. To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of the grant with a term consistent with the term of the awards granted by the Company. The expected term of the options granted is in accordance with Staff Accounting Bulletins 107 and 110, which is based on the average between vesting terms and contractual terms. The expected dividend yield reflects the Company’s current and expected future policy for dividends on the Company’s common stock. For the years ended December 31, 2022 and 2021, the expected stock price volatility for the Company’s stock options was calculated by examining the historical volatility of the Company’s common stock since the stock became publicly traded in the fourth quarter of 2013.
The grant date fair values of stock options awarded during the years ended December 31, 2022 and 2021 were determined using the Black-Scholes option pricing model with the following assumptions:

	Years Ended
	December 31, 2022	December 31, 2021
Expected term	5.5-6.3 years	5.5-6.3 years
Volatility	68%	68-70%
Dividend yield	0.0	0.0
Risk-free interest rate	1.72-1.73%	0.80-1.27%

On June 21, 2022, the Company’s stockholders approved the ADMA Biologics, Inc. 2022 Compensation Plan (the “2022 Equity Plan”).  Approval of the 2022 Equity Plan resulted in approximately 18 million additional shares of the Company’s common stock being reserved for future awards. The 2022 Equity Plan provides for the Board or a Committee of the Board (the “Committee”) to grant awards to optionees and to determine the exercise price, vesting term, expiration date and all other terms and conditions of the awards, including acceleration of the vesting of an award at any time. Any options granted under the 2022 Equity Plan are intended to be Incentive Stock Options (“ISOs”), unless specified by the Committee to be Non-Qualified Options (“NQOs”) as defined by the Internal Revenue Code. ISOs and NQOs may be granted to employees, consultants or Board members at an option price not less than the fair market value of the common stock subject to the stock option agreement. The following table summarizes information about stock options outstanding as of December 31, 2022 and 2021:

	Shares	Weighted Average Exercise Price
Options outstanding, vested and expected to vest at December 31, 2020	6,922,931	$4.40
Forfeited	(529,202)	$2.89
Expired	(426,557)	$4.91
Granted	1,895,550	$2.14
Exercised	-	$-
Options outstanding, vested and expected to vest at December 31, 2021	7,862,722	$3.93
Forfeited	(31,540)	$2.37
Expired	(700,324)	$6.86
Granted	1,194,032	$1.67
Exercised	(68,679)	$2.55
Options outstanding, vested and expected to vest at December 31, 2022	8,256,211	$3.37

Options exercisable	6,213,959	$3.80

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021
As of December 31, 2022, the Company had $2.3 million of unrecognized compensation expense related to stock options granted under the Company’s equity incentive plans, which is expected to be recognized over a weighted-average period of 2.2 years. The weighted average remaining contractual term of stock options outstanding and expected to vest at December 31, 2022 is 6.1 years. The weighted average remaining contractual term of stock options exercisable at December 31, 2022 is 5.3 years.The following table summarizes additional information regarding outstanding and exercisable options under the stock option plans at December 31, 2022:

	Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.10 - $1.67	1,523,824	9.1	$1.61	$3,452,237	406,160	9.0	$1.52	$959,663
$1.73 - $2.60	1,623,353	8.0	$2.35	2,491,181	943,200	8.0	$2.36	1,430,931
$2.62 - $3.93	4,083,311	5.0	$3.46	1,696,824	3,852,447	4.8	$3.49	1,495,461
$3.98 - $5.97	470,428	4.7	$5.03	-	456,857	4.6	$5.06	-
$6.02 - $9.03	307,795	1.5	$8.05	-	307,795	1.5	$8.05	-
$9.37 - $10.80	247,500	1.9	$10.28	-	247,500	1.9	$10.28	-
	8,256,211	6.1	$3.37	$7,640,242	6,213,959	5.3	$3.80	$3,886,055

During the years ended December 31, 2022 and 2021, the Company granted Restricted Stock Units (“RSUs”) representing an aggregate of 1,174,266 and 4,384,744 shares, respectively, to certain management employees of the Company and during 2022, to members of the Board. Except for the RSUs granted under the Company’s retention incentive program discussed below, the RSUs generally vest annually over a period of four years for employees and semi-annually over a period of one year for directors. The RSUs granted during the year ended December 31, 2021 include 3,832,500 shares granted under a retention incentive program implemented by the Company for its executive management and certain employees (see Note 10), whereby the Company issued an aggregate of 2,685,000 time-based RSUs and 1,147,500 milestone-based RSUs. Fifty percent of the time-based RSUs granted under the retention incentive program vested on December 31, 2022, with the remainder vesting in quarterly installments through December 31, 2024. The milestone-based RSUs vested upon achievement of the applicable milestone, and all of the milestone-based RSUs vested during the year ended December 31, 2022. The milestones required to be achieved in order for the milestone-based RSUs to vest were determined by the Board and were consistent with the 2022 operating plan approved by the Board.

During the years ended December 31, 2022 and 2021, 2,727,412 and 92,750 shares, respectively, vested in connection with grants of RSUs. With respect to the RSUs vested during the year ended December 31, 2022,918,851 shares valued at approximately $2.9 million were withheld by the Company to cover employees’ tax liabilities. For the RSUs vested during the year ended December 31, 2021, 27,850 shares valued at approximately $62,000 were withheld by the Company to cover employees’ tax liabilities. These shares have been retired by the Company or were otherwise no longer outstanding as of December 31, 2022. A summary of the Company’s unvested RSU activity and related information is as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2020	326,000	$2.81
Granted	4,384,744	$1.30
Vested	(92,750)	$2.82
Forfeited	(132,861)	$2.51
Balance at December 31, 2021	4,485,133	$1.34
Granted	1,174,266	$1.74
Vested	(2,727,412)	$1.25
Forfeited	(65,000)	$1.40
Balance at December 31, 2022	2,866,987	$1.59

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021
As of December 31, 2022, the Company had $3.8 million of unrecognized compensation expense related to unvested RSUs granted under the Company’s equity incentive plans, which is expected to be recognized over a weighted-average period of 2.4 years.

Total stock-based compensation expense for all awards granted under the Company’s equity incentive plans for the years ended December 31, 2022 and 2021 was as follows:

	2022	2021
Research and development	$19,476	$153,924
Plasma center operating expenses	81,668	60,257
Selling, general and administrative	4,716,219	2,958,008
Cost of product revenue	397,168	316,064
Total stock-based compensation expense	$5,214,531	$3,488,253

9.	RELATED PARTY TRANSACTIONS

The Company leases an office building and equipment from Areth, LLC (“Areth”) pursuant to an agreement for services effective as of January 1, 2016, as amended from time to time, and pays monthly rent on this facility in the amount of $10,000. On  October 18, 2022, the Company amended the agreement to extend its term to December 31, 2026, with automatic successive one-year renewals thereafter. Either party may terminate the agreement by providing the other party with one year’s prior written notice. Rent expense for the years ended December 31, 2022 and 2021 amounted to $0.1 million. Areth is a company controlled by Dr. Jerrold B. Grossman, the Vice Chairman of the Board, and Adam S. Grossman, the Company’s President and Chief Executive Officer. The Company also reimburses Areth for office, warehousing and building related (common area) expenses, equipment and certain other operational expenses, which were not material to the consolidated financial statements for the years ended December 31, 2022 and 2021.

During the years ended December 31, 2022 and 2021, the Company purchased certain specialized medical equipment and services related to the Company’s plasma collection centers, as well as personal protective equipment, from GenesisBPS and its affiliates (“Genesis”) in the amount of $0.2 million. Genesis is owned by Dr. Grossman and Adam Grossman.

See Note 7 for a discussion of the Company’s prior credit facility and related transactions with Perceptive, a holder of more than 5% of the Company’s common stock.
During the year ended December 31, 2021, in connection with the resignation of Dr. James Mond, the Company’s former Chief Scientific and Medical Officer, the Company recognized an expense and corresponding liability in the amount of $0.8 million for payments to be made under a separation and transition agreement with Dr. Mond. These payments were made in scheduled installments over a period of 10 months.

In connection with the 2022 public offering of the Company’s common stock (see Note 8) on December 9, 2022: (i) Mr. Grossman purchased 14,983 shares of common stock directly and 14,982 shares of common stock indirectly through an entity he controls, and (ii) Brian Lenz, the Company’s Executive Vice President and Chief Financial Officer, purchased 6,993 shares of common stock, all at the public offering price of $2.86 per share.

In connection with the 2021 public offering of the Company’s common stock (see Note 8) on October 25, 2021: (i) Mr. Grossman purchased 100,000 shares of common stock directly and 250,000 shares of common stock indirectly through an entity he controls,  (ii) Dr. Grossman purchased 100,000 shares of common stock,  (iii) Dr. Young Kwon, a member of the Board, purchased 100,000 shares of common stock, and (iv) Brian Lenz, the Company’s Executive Vice President and Chief Financial Officer, purchased 30,000 shares of common stock, all at the public offering price of $1.00 per share.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021
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

Due to a combination of previously mandated state and local “shelter-in-place” orders, as well as government stimulus packages, persisting social distancing measures and varying roll-outs of vaccinations by state, the Company experienced lower than normal donor collections at its FDA approved plasma collection centers during 2021. The Company was also subject to delays in shipments of source plasma from its contracted third-party suppliers, as well as delays in deliveries for personal protective equipment, reagents and other non-plasma raw materials and supplies used in the manufacture and distribution of its products. In addition, the Company is subject to supply chain delays as a result of certain of its suppliers diverting significant resources towards the rapid development and distribution of COVID-19 vaccines and, as a result, the Company has elected to carry more raw materials inventory than it has in the past. The COVID-19 pandemic previously impacted, to a certain degree, the Company’s customer engagement initiatives, whereby ADMA’s sales and medical affairs field personnel faced difficulties communicating directly with physicians and other healthcare professionals, as well as the cancellation or postponement of a number of key scientific and medical meetings, further limiting the Company’s ability to communicate with potential customers.

The pandemic could also impact the Company’s ability to interact with the FDA or other regulatory authorities and may result in delays in the conduct of inspections or review of pending applications or submissions. Although the Company received FDA approvals for four of its plasma collection centers during the year ended December 31, 2022 and received several FDA approvals and two FDA inspections of the Boca Facility were completed during the year ended December 31, 2021, no assurances can be provided as to the timing for completion of any future regulatory submissions or applications that may be impacted by restrictions related to COVID-19.

During the years ended December 31, 2022 and 2021, revenue attributable to international customers was approximately 5% and 13%, respectively, of the Company’s total revenues. As the Company seeks to grow this aspect of its business, it may also be subject to the impacts of the COVID-19 pandemic in locations outside the United States.

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

Although the COVID-19 pandemic has not, to date, materially adversely impacted the Company’s capital and financial resources, because the Company is unable to determine the ultimate severity or duration of the COVID-19 pandemic or other pandemics or their long-term effects on, among other things, the global, national or local economies, the capital and credit markets or the Company’s workforce, customers or our suppliers, at this time the Company is unable to predict whether COVID-19 or other pandemics will have a material adverse impact on the Company’s business, financial condition, liquidity or results of operations.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

Effective as of May 12, 2021, the Company and Grifols amended the foregoing 2017 Plasma Purchase Agreement whereby, among other things, the term of the agreement was extended through December 31, 2022, while certain historical provisions were deleted. The 2017 Plasma Purchase Agreement expired on December 31, 2022 and was not renewed. In order to maintain a reliable supply of raw material plasma thereafter, the Company has executed additional agreements with multiple third-party suppliers of NSP. The Company has also increased its number of planned plasma collection center buildouts such that the Company expects to have ten FDA-approved plasma collection centers in operation by the end of 2023, while also continuing to increase its plasma collection capabilities at its ADMA BioCenters plasma collection centers business segment.

Post-Marketing Commitments

In connection with the FDA approval of the BLA for BIVIGAM on December 19, 2012, Biotest committed to perform two additional post-marketing studies, a pediatric study to evaluate the efficacy and safety of BIVIGAM in children and adolescents, and a post-authorization safety study to further assess the potential risk of hypotension and hepatic and renal impairment in BIVIGAM-treated patients with primary humoral immunodeficiency. The Pediatric study for BIVIGAM has been completed, and the safety study is still pending completion. ADMA has assumed the remaining obligations, and the costs of the studies will be expensed as incurred as research and development expenses. For the years ended December 31, 2022 and 2021, the Company incurred expenses related to these studies of $2.2 million and $1.7 million, respectively. The Company currently expects to incur expenses of approximately $2.0 million to complete these studies, with both studies anticipated to be completed by June of 2023.

In connection with the FDA approval of ASCENIV on April 1, 2019, the Company is required to perform a pediatric study to evaluate the safety and efficacy of ASCENIV in children and adolescents. For the years ended December 31, 2022 and 2021, the Company incurred expenses related to this study in the amount of $0.5 million and $0.6 million, respectively. The Company expects to incur expenses of approximately $1.5 million to complete this study, which is required to be completed by June of 2023.

Employment Contracts

The Company has entered into employment agreements with Mr. Grossman and Mr. Lenz.

Other Commitments

On September 28, 2021, following the approval of the Board upon recommendation of the Compensation Committee of the Board, and in consultation with an independent compensation consultant, the Company implemented a retention incentive program, consisting of cash payments and awards of RSUs (see Note 8), to the Company’s management, including Mr. Grossman and Mr. Lenz, and to certain other employees. The purpose of the retention program was to promote and ensure business continuity and provide an incentive to the Company’s executive management and certain other employees considering the operational challenges presented by the ongoing COVID-19 pandemic and the competitive work environment in which the Company operates as an FDA regulated manufacturer of specialized biologic therapies. The retention awards were granted considering the nationwide labor shortages and the increased employee turnover rates that the Company, its pharmaceutical peers and other companies outside of the Company’s industry have reported experiencing.

The cash portion of the retention program consisted of two tranches. The first tranche was paid to employees on September 30, 2021 in the amount of $1.3 million, and the second tranche aggregating to approximately $1.3 million was paid on June 15, 2022. Based on the terms of the retention agreements the Company entered into with each applicable executive and employee, approximately $0.8 million of each tranche was recognized over the retention service period, which began on October 1, 2021 and ended on December 31, 2022, with the remainder having been recognized as expense when paid.

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of December 31, 2022. The Company does not anticipate recognizing any significant losses relating to these arrangements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021
11.	INCOME TAXES

A reconciliation of income taxes at the U.S. federal statutory rate to the benefit for income taxes is as follows:

	Year Ended December 31,
	2022	2021
Benefit at U.S. federal statutory rate	$(13,839,830)	$(15,045,999)
State taxes - deferred	(1,773,349)	(251,839)
Increase in valuation allowance	15,117,100	14,618,762
Research and development credits	(211,343)	(239,585)
Decrease in federal net operating loss	-	623,679
162(m) disallowance	862,027	63,515
Other	(154,605)	231,467
Benefit for income taxes	$-	$-

A summary of the Company’s deferred tax assets is as follows:

	Year Ended December 31,
	2022	2021
Federal and state net operating loss carryforwards	$81,526,316	$73,036,983
Federal and state research credits	407,280	31,333
Interest expense limitation carryforwards	12,194,369	6,013,040
Transaction costs	881,782	977,046
Deferred revenue	479,510	519,819
Accrued expenses and other	1,236,128	1,030,064
Total gross deferred tax assets	96,725,385	81,608,285
Less: valuation allowance for deferred tax assets	(96,725,385)	(81,608,285)
Net deferred tax assets	$-	$-

As of December 31, 2022, the Company had federal and state (post-apportioned basis) net operating losses (“NOLs”) of $334.5 million and $211.7 million, respectively, as well as federal research and development tax credit carryforwards of approximately $0.4 million. Approximately $55.2 million and $91.8 million of the foregoing federal and state NOLs, respectively, will expire at various dates from 2027 through 2042, if not limited by triggering events prior to such time. Under the provisions of the Internal Revenue Code, changes in ownership of the Company, in certain circumstances, would limit the amount of federal NOLs that can be utilized annually in the future to offset taxable income. In particular, Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on an entity’s ability to use NOLs upon certain changes in ownership. If the Company is limited in its ability to use its NOLs in future years in which it has taxable income, then the Company will pay more taxes than if it were otherwise able to fully utilize its NOLs. The Company may experience ownership changes in the future as a result of subsequent shifts in ownership of the Company’s capital stock that the Company cannot predict or control that could result in further limitations being placed on the Company’s ability to utilize its federal NOLs. As of December 31, 2022, the Company performed a preliminary analysis of limitations imposed by Section 382 and determined that no ownership changes occurred in the current year which would cause additional limitations on the use of the NOLs.

As of December 31, 2021, the Company performed an analysis of limitations imposed by Section 382 and as a result the Company wrote off the deferred tax assets related to $3.0 million of federal NOLs, $1.0 million of federal research and development tax credits and $28.1 million of state NOLs which were limited by historical ownership changes. As a result, there was a $3.9 million reduction to the Company’s net deferred tax assets, which was offset by a corresponding $3.9 million reduction in the Company’s valuation allowance, resulting in no net impact to the Company’s provision for income taxes for the year ended December 31, 2021.

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. The amount of the liability for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that the Company believes is more likely than not to be realized upon ultimate settlement of the position. Components of the liability are classified as either a current or a long-term liability in the accompanying consolidated balance sheets based on when the Company expects each of the items to be settled. The Company does not have any unrecognized tax benefits as of December 31, 2022 and 2021 and does not anticipate a significant change in unrecognized tax benefits during the next 12 months.

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

The Company determines if an arrangement is an operating lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. All other leases are recorded on the balance sheet with assets representing the right to use the underlying asset for the lease term and lease liabilities representing the obligation to make lease payments arising from the lease. Right-to-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of the lease payments is determined using the Company’s incremental borrowing rate as of the lease commencement date.  For the lease liabilities recognized during the years ended December 31, 2022 and 2021, the Company used discount rates of 13% to 14%  to determine the present value of its lease obligations. The Company’s operating lease expense is recognized on a straight-line basis over the lease term and is reflected in Plasma center operating expenses and Selling, general and administrative expenses in the accompanying consolidated statements of operations. Aggregate lease expense for the Company’s operating leases for the years ended December 31, 2022 and 2021 was $2.1 million and $1.4 million, respectively. Aggregate cash paid on these leases for the years ended December 31, 2022 and 2021 was $1.8 million and $1.4 million, respectively.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

During the year ended December 31, 2022, the Company recognized additional right-to-use assets and corresponding lease liabilities aggregating to approximately $4.0 million in connection with two new property leases where the Company has opened additional plasma collection facilities, a property lease for the storage of raw materials inventory and a property lease for the building that the Company utilizes as its corporate headquarters (see Note 9). During the year ended December 31, 2021, the Company recognized additional right-to-use assets and corresponding lease liabilities of $3.6 million in connection with four new property leases where the Company has opened additional plasma collection facilities. Including a finance lease the Company entered into in June 2018, the Company has aggregate lease liabilities of $11.6 million and $8.1 million as of December 31, 2022 and 2021, respectively, which are comprised primarily of the leases for the Company’s plasma collection centers.  The Company’s operating leases have a weighted average remaining term of 8.4 years. Scheduled payments under the Company’s lease obligations are as follows:

Year ended December 31, 2023	$2,367,057
2024	2,343,314
2025	2,366,432
2026	2,116,036
2027	2,040,690
Thereafter	8,238,571
Total payments	19,472,100
Less: imputed interest	(7,862,555)
Current portion	(905,369)
Balance at December 31, 2022	$10,704,176

One of the Company’s operating leases, pertaining to the administrative offices for its Plasma Collection Centers business segment, is scheduled to expire in November of 2023. The current monthly payment for this lease is approximately $10,000. The Company intends to renew the lease for an additional five years in accordance with the terms of the lease, however no renewal agreement has been finalized.

13.	SEGMENTS

The Company is engaged in manufacturing, marketing and developing specialty plasma-derived biologics. The Company’s ADMA BioManufacturing segment reflects the Company’s immune globulin manufacturing and development operations in Florida, acquired on June 6, 2017. The Plasma Collection Centers segment consists of ten plasma collection facilities as of December 31, 2022, nine of which were operational and collecting plasma, and seven of which hold an approved license with the FDA (and of which three facilities have received approvals from the Korean Ministry of Food and Drug Safety as well as FDA approval to implement a Hepatitis B immunization program). The Corporate segment includes general and administrative overhead expenses. The Company defines its segments as those business units whose operating results are regularly reviewed by the chief operating decision maker (“CODM”) to analyze performance and allocate resources. The Company’s CODM is its President and Chief Executive Officer. Summarized financial information concerning reportable segments is shown in the following tables:

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021
Year Ended December 31, 2022
	ADMA BioManufacturing	Plasma Collection Centers	Corporate	Consolidated

Revenues	$144,069,543	$9,867,315	$142,834	$154,079,692

Cost of product revenue	108,881,938	9,932,597	-	118,814,535

Income (loss) from operations	879,387	(17,908,378)	(22,336,089)	(39,365,080)

Interest and other expense, net	(504,787)	(3,266)	(19,360,876)	(19,868,929)

Loss on extinguishment of debt	-	-	(6,669,941)	(6,669,941)

Net income (loss)	374,600	(17,911,644)	(48,366,906)	(65,903,950)

Capital expenditures	5,246,860	8,664,311	-	13,911,171
Depreciation and amortization expense	4,708,879	2,403,572	918	7,113,369
Total assets	238,159,534	37,070,535	73,231,812	348,461,881

Year Ended December 31, 2021
	ADMA BioManufacturing	Plasma Collection Centers	Corporate	Consolidated

Revenues	$74,935,528	$5,864,263	$142,834	$80,942,625

Cost of product revenue	74,124,999	5,644,342	-	79,769,341

Loss from operations	(29,293,309)	(12,056,364)	(17,024,068)	(58,373,741)

Interest and other expense, net	(218,053)	(5,660)	(13,050,164)	(13,273,877)

Net loss	(29,511,362)	(12,062,024)	(30,074,232)	(71,647,618)

Capital expenditures	4,876,983	8,634,275	-	13,511,258
Depreciation and amortization expense	4,217,771	1,272,397	5,334	5,495,502
Total assets	208,391,019	24,681,691	43,180,014	276,252,724

14.	OTHER EMPLOYEE BENEFITS

The Company sponsors a 401(k) savings plan. Under the plan, employees may make contributions which are eligible for a Company discretionary percentage contribution as defined in the plan and determined by the Board of Directors. The Company recognized $1.3 million and $1.1 million of related compensation expense for the years ended December 31, 2022 and 2021, respectively.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021
15.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information for the years ended December 31, 2022 and 2021 is as follows:

	2022	2021
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$13,879,958	$11,159,461
Noncash Financing and Investing Activities:
Equipment acquired reflected in accounts payable and accrued liabilities	$1,494,916	$1,352,627
Right-to-use assets in exchange for lease obligations	$4,048,099	$3,554,473
Warrants issued in connection with notes payable	$9,569,604	$-

16.	CONCENTRATIONS

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. At December 31, 2022, two customers accounted for approximately 92% of the Company’s consolidated accounts receivable. At December 31, 2021, three customers accounted for approximately 94% of the Company’s consolidated accounts receivable.

For the year ended December 31, 2022, two customers accounted for approximately 74% of the Company’s consolidated revenues. For the year ended December 31, 2021, four customers accounted for approximately 81% of the Company’s consolidated revenues.

During the years ended December 31, 2022 and 2021, plasma purchases from Grifols totaled approximately $47.7 million and $42.0 million, respectively, or approximately 65%  and 69%, respectively, of the Company’s total inventory purchases.

Net revenues according to geographic area, based on the location of where the product is shipped, is as follows:

	Year Ended December 31,
	2022	2021
United States	$146,426,617	$70,625,848
International	7,653,075	10,316,777
Total revenues	$154,079,692	$80,942,625

17.	SUBSEQUENT EVENTS

On March 22, 2023, the Company and Hayfin entered into an amendment to the Hayfin Credit Agreement whereby the lenders’ obligation to make the Hayfin Delayed Draw Loan (see Note 7) was extended to June 30, 2023.

F-23