Form 10-Q
period 2023-03-31
ADMA BIOLOGICS, INC.
filed 2023-05-10
CIK 1368514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2023
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

As of May 5, 2023, there were 222,272,962 shares of the issuer’s common stock outstanding.

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

•
the potential for ASCENIV and BIVIGAM to provide meaningful clinical improvement for patients living with Primary Humoral Immunodeficiency (“PI”), also known as Primary Immunodeficiency Disease (“PIDD”) or Inborn Errors of Immunity, or other immune deficiencies or any other condition for which the products may be prescribed or evaluated;

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

These statements may be found under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Quarterly Report on Form 10-Q. Forward-looking statements  may be identified by the use of terms such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” or “should” or the negative thereof or other variations thereof or comparable terminology. Our actual results could differ materially from those contained in the forward-looking statements due to the factors described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. Any forward-looking statement included or incorporated by reference in this Quarterly Report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions related to our operations, industry and future growth. These forward-looking statements speak only as of the dates such statements are made and we undertake no obligation to publicly update any forward-looking statements or to publicly announce revisions to any of the forward-looking statements, unless otherwise required by the federal securities laws.

iii

Index
PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$69,204,163	$86,521,542
Accounts receivable, net	26,518,495	15,505,048
Inventories	163,984,873	163,280,047
Prepaid expenses and other current assets	4,378,681	5,095,146
Total current assets	264,086,212	270,401,783
Property and equipment, net	57,370,783	58,261,481
Intangible assets, net	834,577	1,013,415
Goodwill	3,529,509	3,529,509
Right to use assets	10,247,700	10,485,447
Deposits and other assets	4,718,761	4,770,246
TOTAL ASSETS	$340,787,542	$348,461,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,956,486	$13,229,390
Accrued expenses and other current liabilities	22,672,464	24,989,349
Current portion of deferred revenue	142,834	142,834
Current portion of lease obligations	956,045	905,369
Total current liabilities	36,727,829	39,266,942
Senior notes payable, net of discount	144,300,930	142,833,063
Deferred revenue, net of current portion	1,797,323	1,833,031
End of term fee	1,500,000	1,500,000
Lease obligations, net of current portion	10,468,109	10,704,176
Other non-current liabilities	338,731	350,454
TOTAL LIABILITIES	195,132,922	196,487,666

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock - voting, $0.0001 par value, 300,000,000 shares authorized, 222,262,588 and 221,816,930 shares issued and outstanding	22,226	22,182
Additional paid-in capital	630,437,880	629,968,704
Accumulated deficit	(484,805,486)	(478,016,671)
TOTAL STOCKHOLDERS’ EQUITY	145,654,620	151,974,215
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$340,787,542	$348,461,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2023	2022

REVENUES	$56,913,534	$29,103,093
Cost of product revenue	40,400,544	25,441,046
Gross profit	16,512,990	3,662,047

OPERATING EXPENSES:
Research and development	855,351	624,111
Plasma center operating expenses	1,780,463	3,974,589
Amortization of intangible assets	178,838	178,838
Selling, general and administrative	14,511,656	13,699,575
Total operating expenses	17,326,308	18,477,113

LOSS FROM OPERATIONS	(813,318)	(14,815,066)

OTHER INCOME (EXPENSE):
Interest income	166,971	33,068
Interest expense	(6,115,484)	(3,389,038)
Loss on extinguishment of debt	-	(6,669,941)
Other expense	(26,984)	(166,880)
Other expense, net	(5,975,497)	(10,192,791)

NET LOSS	$(6,788,815)	$(25,007,857)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.03)	$(0.13)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	221,921,750	195,871,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (Unaudited)

For the Three Months Ended March 31, 2023
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	221,816,930	$22,182	$629,968,704	$(478,016,671)	$151,974,215
Stock-based compensation	-	-	1,110,166	-	1,110,166
Vesting of Restricted Stock Units, net of shares withheld for taxes	443,215	44	(640,990)	-	(640,946)
Exercise of stock options	2,443	-	-	-	-
Net loss	-	-	-	(6,788,815)	(6,788,815)
Balance at March 31, 2023	222,262,588	$22,226	$630,437,880	$(484,805,486)	$145,654,620

For the Three Months Ended March 31, 2022
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	195,813,817	$19,581	$553,265,706	$(412,112,721)	$141,172,566
Warrants issued in connection with notes payable	-	-	9,569,604	-	9,569,604
Stock-based compensation	-	-	1,641,388	-	1,641,388
Vesting of Restricted Stock Units, net of shares withheld for taxes and retired	533,712	54	(442,690)	-	(442,636)
Net loss	-	-	-	(25,007,857)	(25,007,857)
Balance at March 31, 2022	196,347,529	$19,635	$564,034,008	$(437,120,578)	$126,933,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,788,815)	$(25,007,857)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,032,965	1,590,217
Loss on disposal of fixed assets	18,096	2,000
Interest paid in kind	979,978	-
Stock-based compensation	1,110,166	1,641,388
Amortization of debt discount	487,889	584,842
Loss on extinguishment of debt	-	6,669,941
Amortization of license revenue	(35,708)	(35,708)
Changes in operating assets and liabilities:
Accounts receivable	(11,013,446)	2,947,233
Inventories	(704,826)	(14,422,219)
Prepaid expenses and other current assets	716,465	(1,180,056)
Deposits and other assets	289,232	1,397,672
Accounts payable	(272,904)	1,685,724
Accrued expenses	(1,353,815)	(1,775,526)
Other current and non-current liabilities	(187,551)	(111,064)
Net cash used in operating activities	(14,722,274)	(26,013,413)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,944,596)	(2,842,085)
Net cash used in investing activities	(1,944,596)	(2,842,085)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	-	(100,000,000)
Payment of debt refinancing fees	-	(2,000,000)
Proceeds from issuance of note payable	-	151,750,000
Taxes paid on vested Restricted Stock Units	(640,946)	(91,367)
Payments on finance lease obligations	(9,563)	(8,941)
Payment of deferred financing fees	-	(2,378,366)
Net cash (used in) provided by financing activities	(650,509)	47,271,326

Net (decrease) increase in cash and cash equivalents	(17,317,379)	18,415,828
Cash and cash equivalents - beginning of period	86,521,542	51,089,118
Cash and cash equivalents - end of period	$69,204,163	$69,504,946

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

As of March 31, 2023, the Company had working capital of $227.4 million, including $69.2 million of cash and cash equivalents. Based upon the Company’s current projected revenue and expenditures, including capital expenditures and continued implementation of the Company’s commercialization and expansion activities, the Company’s management currently believes that its cash, cash equivalents, projected revenue and accounts receivable will be sufficient to fund ADMA’s operations, as currently conducted, through the end of the second quarter of 2024, by which time the Company believes it will have begun generating positive cash flow from operations. These estimates may change based upon several factors, including the success of the Company’s commercial efforts with respect to the sale of its products, whether or not the assumptions underlying the Company’s projected revenues and expenses are correct and the acceptability of ADMA’s immune globulin products by physicians, patients or payers. There can be no assurance that the Company’s approved products will be commercially viable, or that plant capacity expansion or other capital improvements will be successfully completed or that any product developed in the future will be approved. The Company is subject to risks common to companies in the biologics, biotechnology and pharmaceutical manufacturing industries including, but not limited to, dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, inflationary pressures, supply chain constraints, protection of proprietary technology and compliance with FDA and other governmental regulations and approval requirements.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 23, 2023.  The accompanying consolidated balance sheet as of December 31, 2022 was derived from the audited financial statements as of and for the year ended December 31, 2022. These condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X, and therefore omit or condense certain footnotes and other information normally included in complete consolidated financial statements prepared in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2023 and its results of operations, changes in stockholders’ equity and cash flows for the three months ended March 31, 2023 and 2022.

During the three months ended March 31, 2023 and 2022, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying condensed consolidated statements of operations. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Accounts Receivable
Accounts receivable is reported at realizable value, net of allowances for contractual credits and doubtful accounts in the amount of $0.1 million at March 31, 2023 and December 31, 2022, respectively, which are recognized in the period the related revenue is recorded. The Company extends credit to its customers based upon an evaluation of each customer’s financial condition and credit history. Evaluations of the financial condition, payment history and associated credit risk of customers are performed on an ongoing basis. Based on these evaluations, the Company has concluded that its credit risk is minimal. At March 31, 2023, five customers accounted for an aggregate of 98% of the Company’s total accounts receivable, and at December 31, 2022, two customers accounted for approximately 92% of the Company’s total accounts receivable.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Inventories

Raw materials inventory consists of various materials purchased from suppliers, including normal source plasma and Respiratory Syncytial Virus (“RSV”) plasma, used in the production of the Company’s products. Work-in-process and finished goods inventories (see Note 3) reflect the cost of raw materials as well as costs for direct and indirect labor, primarily salaries, wages and benefits for applicable employees, as well as an allocation of overhead costs related to the Boca Facility including utilities, property taxes, general repairs and maintenance, consumable supplies and depreciation. The allocation of Boca Facility overhead to inventory is generally based upon the estimated square footage of the Boca Facility that is used in the production of the Company’s products relative to the total square footage of the facility.

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired by the Company.  Goodwill at March 31, 2023 and December 31, 2022 was $3.5 million.  All of the Company’s goodwill is attributable to its ADMA BioManufacturing business segment and is related to the Biotest Transaction.

Goodwill is not amortized but is assessed for impairment on an annual basis or more frequently if impairment indicators exist. The Company has the option to perform a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill and other intangible assets. If the Company concludes that this is the case, then it must perform a goodwill impairment test by comparing the fair value of the reporting unit to its carrying value. An impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The Company performs its annual goodwill impairment test as of October 1 of each year.  The Company’s annual goodwill impairment test as of October 1, 2022 did not result in a goodwill impairment charge, and the Company did not record any impairment charges related to goodwill for the three months ended March 31, 2023 and 2022.

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets, which include property and equipment and finite-lived intangible assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s carrying value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the three months ended March 31, 2023 and 2022, the Company determined that there was no impairment of its long-lived assets.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Revenue Recognition

Revenues for the three months ended March 31, 2023 and 2022 are comprised of (i) revenues from the sale of the Company’s immunoglobulin products, BIVIGAM, ASCENIV and Nabi-HB, (ii) product revenues from the sale of human plasma collected through the Company’s Plasma Collection Centers business segment, (iii) contract manufacturing and laboratory services revenue, (iv) revenues from the sale of intermediate by-products; and (v) license and other revenues primarily attributable to the out-licensing of ASCENIV to Biotest in 2012 to market and sell this product in Europe and selected countries in North Africa and the Middle East. Biotest has provided the Company with certain services and financial payments in accordance with the related Biotest license agreement and is obligated to pay the Company certain amounts in the future if certain milestones are achieved. Deferred revenue is amortized into income over the term of the Biotest license, representing a period of approximately 22 years.

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

For the three months ended March 31, 2023, three customers represented an aggregate of 76% of the Company’s consolidated revenues. For the three months ended March 31, 2022, three customers represented an aggregate of 83% of the Company’s consolidated revenues.

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

Loss Per Common Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per common share is calculated by dividing net loss attributable to common stockholders, as adjusted for the effect of dilutive securities, if any, by the weighted average number of shares of common stock and dilutive common stock outstanding during the period. Potentially dilutive common stock includes the shares of common stock issuable upon the exercise of outstanding stock options and warrants, using the treasury stock method, as well as Restricted Stock Units (“RSUs”). Potentially dilutive common stock is excluded from the diluted loss per common share computation to the extent that it would be anti-dilutive. As a result, no potentially dilutive securities are included in the computation of any of the accompanying diluted loss per share amounts in the accompanying condensed consolidated financial statements as the Company reported a net loss for all periods presented. For the three months ended March 31, 2023 and 2022, the following securities were excluded from the calculation of diluted loss per common share because of their anti-dilutive effects:

	For the Three Months Ended March 31,
	2023	2022
Stock options	9,945,703	8,686,068
Restricted Stock Units	4,875,464	4,729,758
Warrants	13,525,148	13,631,207
	28,346,315	27,047,033

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Stock-Based Compensation

The Company follows recognized accounting guidance which requires all equity-based payments, including grants of stock options, to be recognized in the statement of operations as compensation expense based on their fair values at the date of grant. Compensation expense related to awards to employees and directors with service-based vesting conditions is generally recognized on a straight-line basis over the associated vesting period of the award based on the grant date fair value of the award. Stock options granted under the Company’s equity incentive plans generally have a four-year vesting period and a term of 10 years. Pursuant to ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), the Company has elected not to establish a forfeiture rate, as stock-based compensation expense related to forfeitures of unvested stock options is fully reversed at the time of forfeiture.

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

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2023 and December 31, 2022, and during the three months ended March 31, 2023 and 2022, the Company recognized no adjustments for uncertain tax positions.

3.	INVENTORIES

The following table provides the components of inventories:

	March 31, 2023	December 31, 2022
Raw materials	$55,747,754	$48,644,527
Work-in-process	62,087,760	56,170,853
Finished goods	46,149,359	58,464,667
Total inventories	$163,984,873	$163,280,047

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

Finished goods inventory is comprised of immunoglobulin product inventory and related intermediates that are available for commercial sale, as well as plasma collected at the Company’s plasma collection centers that is expected to be sold to third-party customers.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4.	INTANGIBLE ASSETS

Intangible assets at March 31, 2023 and December 31, 2022 consist of the following:

	March 31, 2023			December 31, 2022
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Trademark and other intangible rights related to Nabi-HB	$4,100,046	$3,416,706	$683,340	$4,100,046	$3,270,276	$829,770
Rights to intermediates	907,421	756,184	151,237	907,421	723,776	183,645
	$5,007,467	$4,172,890	$834,577	$5,007,467	$3,994,052	$1,013,415

All of the Company’s intangible assets were acquired in the Biotest Transaction. Amortization expense related to these intangible assets was $0.2 million for the three months ended March 31, 2023 and 2022. Estimated future aggregate amortization expense is expected to be as follows:

Remainder of 2023	$536,514
2024	298,063

5.	PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation are summarized as follows:

	March 31, 2023	December 31, 2022
Manufacturing and laboratory equipment	$19,828,570	$18,767,807
Office equipment and computer software	5,939,060	5,318,669
Furniture and fixtures	5,662,407	5,109,898
Construction in process	2,515,267	6,726,995
Leasehold improvements	20,514,697	17,930,905
Land	4,339,441	4,339,441
Buildings and building improvements	19,856,505	19,544,307
	78,655,947	77,738,022
Less: Accumulated depreciation	(21,285,164)	(19,476,541)
Total property, plant and equipment, net	$57,370,783	$58,261,481

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

The Company recorded depreciation expense on property and equipment for the three months ended March 31, 2023 and 2022 of $1.9 million and $1.4 million, respectively.

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at March 31, 2023 and December 31, 2022 are as follows:

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	March 31, 2023	December 31, 2022
Accrued rebates	$13,129,902	$11,436,484
Accrued distribution fees	4,406,033	3,166,896
Accrued incentives	1,179,600	4,193,919
Accrued testing	169,825	309,867
Accrued payroll and other compensation	1,745,245	4,086,379
Other	2,041,859	1,795,804
Total accrued expenses and other current liabilities	$22,672,464	$24,989,349

7.	DEBT

A summary of outstanding senior notes payable is as follows:

	March 31, 2023	December 31, 2022
Notes payable	$155,727,724	$154,747,746
Less:
Debt discount	(11,426,794)	(11,914,683)
Senior notes payable	$144,300,930	$142,833,063

On March 23, 2022 (the “Hayfin Closing Date”), the Company and all of its subsidiaries entered into a Credit and Guaranty Agreement (the “Hayfin Credit Agreement”) with Hayfin Services LLP (“Hayfin”). The Hayfin Credit Agreement provides for a senior secured term loan facility in a principal amount of up to $175.0 million (the “Hayfin Credit Facility”), composed of (i) a term loan made on the Hayfin Closing Date in the principal amount of $150.0 million (the “Hayfin Closing Date Loan”), and (ii) a delayed draw term loan in the principal amount of $25.0 million (the “Hayfin Delayed Draw Loan” and, together with the Hayfin Closing Date Loan, the “Hayfin Loans”). The obligation of the lenders to make the Hayfin Delayed Draw Loan was to have expired on March 22, 2023 and is subject to the satisfaction of certain conditions, including, but not limited to, the Company’s meeting certain 12-month revenue targets as set forth in the Hayfin Credit Agreement. The Hayfin Credit Facility has a maturity date of March 23, 2027 (the “Hayfin Maturity Date”), subject to acceleration pursuant to the Hayfin Credit Agreement, including upon an Event of Default (as defined in the Hayfin Credit Agreement). On March 22, 2023, the Company and Hayfin entered into an amendment to the Hayfin Credit Agreement whereby the lenders’ obligation to make the Hayfin Delayed Draw Loan was extended to June 30, 2023.

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

Borrowings under the Hayfin Credit Agreement bear interest, at the Company’s election, at either (a) a base rate (equal to the highest of (i) the rate of interest per annum last quoted by The Wall Street Journal as the “Prime Rate” in the United States, (ii) the federal funds rate in effect on such day plus 0.50% and (iii) adjusted Term Secured Overnight Financing Rate (“SOFR”) for a one-month tenor in effect on such day plus 1.00%), plus an applicable margin of 8.5%, or (b) adjusted Term SOFR for either a one-month or three-month tenor, as elected by the Company, and subject to a floor of 1.25%, plus an applicable margin of 9.5% (the “Applicable Margin”); provided, however, that upon, and during the continuance of, an Event of Default, the Applicable Margin increases by an additional 3% per annum. On the last day of each calendar month or quarter during the term of the Hayfin Credit Facility, the Company will pay accrued interest to Hayfin. The rate of interest in effect as of March 31,2023 and December 31, 2022  was 14.4% and 13.9%, respectively. The Company is also permitted to pay “in kind” a portion of the interest on the Hayfin Loans for each monthly or quarterly interest period in an amount equal to 2.5% per annum, which is added to the principal amount of the outstanding debt under the Hayfin Credit Facility. For the three months ending March 31,2023, approximately $1.0 million of interest was paid in kind and added to the balance of the outstanding Hayfin Loans.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
On the Hayfin Maturity Date, the Company will pay Hayfin the entire outstanding principal amount underlying the Hayfin Loans and any accrued and unpaid interest thereon, as well as an exit fee of 1.0% of the outstanding principal amount being paid. This exit fee is recorded separately as a non-current liability on the accompanying consolidated balance sheets as of March 31,2023 and December 31,2022. Prior to the Hayfin Maturity Date, there are no scheduled principal payments on the Hayfin Loans. The Company may prepay outstanding principal on the Hayfin Loans at any time and from time to time upon five business days’ prior written notice, subject to the payment to Hayfin of, (A) any accrued but unpaid interest on the prepaid principal amount plus (B) an early prepayment fee in the amount equal to (i) 7.0% of the prepaid principal amount, if prepaid on or prior to the first anniversary of the Hayfin Closing Date, (ii) 3.0% of the prepaid principal amount, if prepaid after the first anniversary of the Hayfin Closing Date and on or prior to the second anniversary of the Hayfin Closing Date, or (iii) 1.0% of the prepaid principal amount, if prepaid after the second anniversary of the Hayfin Closing Date and on or prior to the third anniversary of the Hayfin Closing Date. In addition, for any prepayments of principal or payment of principal on the Hayfin Maturity Date, the Company is also required to pay the exit fee.

All of the Company’s obligations under the Hayfin Credit Agreement are secured by a first-priority lien and security interest in substantially all of the Company’s tangible and intangible assets, including intellectual property and all of the equity interests in the Company’s subsidiaries. The Hayfin Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The negative covenants restrict or limit the ability of the Company and its subsidiaries to, among other things and subject to certain exceptions contained in the Hayfin Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to the Company’s or its subsidiaries’ business activities; make certain Investments or Restricted Payments (each as defined in the Hayfin Credit Agreement); change its fiscal year; pay dividends; repay certain other indebtedness; engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that have the impact of restricting the Company’s ability to make loan repayments under the Hayfin Credit Agreement. In addition, the Company is required (i) at all times prior to the Maturity Date to maintain a minimum cash balance of $6.0 million; and (ii) as of the last day of each fiscal quarter, report IVIG product and related revenues for the trailing 12-month period that exceed the amounts set forth in the Hayfin Credit Agreement, which range from $75.0 million for the fiscal quarter ended June 30, 2022 to $250.0 million for the fiscal quarter ended December 31, 2026. As of March 31, 2023, the Company was in compliance with all of the covenants contained in the Hayfin Credit Agreement.

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

As a result of the upfront fee and exit fee paid or payable to Hayfin, the expenses incurred by the Company  in connection with this transaction and the value of the Hayfin Warrants, the Company recognized an aggregate discount on the Hayfin Loans in the amount of $13.9 million. The Company records debt discount as a reduction to the face amount of the debt, and the debt discount is amortized as interest expense over the life of the debt using the interest method. Based on the fair value of the Hayfin Warrants and the aggregate amount of fees and expenses associated with obtaining the Hayfin Credit Facility, the effective interest rate on the Hayfin Loans as of March 31,2023 and December 31, 2022 was approximately 16.6% and 16.1%, respectively.

See Note 14 for discussion of an additional amendment to the Hayfin Credit Facility.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is currently authorized to issue up to 10 million shares of preferred stock, $0.0001, par value per share. There were no shares of preferred stock outstanding at March 31, 2023 and December 31, 2022.

Common Stock

As of March 31, 2023 and December 31, 2022, the Company was authorized to issue 300,000,000 shares of its common stock, $0.0001 par value per share, and 222,262,588 and 221,816,930 shares of common stock were outstanding as of March 31, 2023 and December 31, 2022, respectively. After giving effect to the 48,356,592 shares reserved for outstanding warrants and awards issued or reserved for future issuance under the Company’s equity incentive plans, as of March 31, 2023 there were 29,380,820 shares of common stock available for issuance.
Warrants

In connection with the Hayfin Credit Agreement that the Company entered into on March 23, 2022 (see Note 7), the Company issued the Hayfin Warrants to purchase 9,103,047 shares of the Company’s common stock. The Hayfin Warrants were valued at $9.6 million using the Black-Scholes option-pricing model assuming an expected term of seven years, a volatility of 68.1%, a dividend yield of 0% and a risk-free rate of interest of 2.36%. At March 31, 2023 and December 31,2022, the Company had outstanding warrants to purchase an aggregate of 13,525,148 shares of common stock, with a weighted-average exercise price of $1.99 per share with expiration dates ranging between May 2023 and December 2030 (see Note 14).

Equity Incentive Plans

The fair value of stock options granted under the Company’s equity incentive plans was determined on the date of grant using the Black-Scholes option valuation model. The Black-Scholes model was developed for use in estimating the fair value of publicly traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of certain subjective assumptions including the expected stock price volatility. The stock options granted to employees and directors have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. The following assumptions were used to determine the fair value of options granted during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Expected term	5.5 - 6.3 years	5.5 - 6.3 years
Volatility	68%	68%
Dividend yield	0.0	0.0
Risk-free interest rate	4.20-4.24%	1.72-1.73%

On June 21, 2022, the Company’s stockholders approved the ADMA Biologics, Inc. 2022 Compensation Plan (the “2022 Equity Plan”), which replaced the ADMA Biologics, Inc. 2014 Omnibus Incentive Compensation Plan.  Approval of the 2022 Equity Plan resulted in approximately 18 million additional shares of the Company’s common stock being reserved for future awards. During the three months ended March 31, 2023 and 2022, the Company granted options to purchase an aggregate of 1,727,510 and 1,194,032 shares of common stock, respectively, to its directors and employees.  The weighted average remaining contractual life of stock options outstanding and expected to vest at March 31, 2023 is 6.6 years. The weighted average remaining contractual life of stock options exercisable at March 31, 2023 is 5.3 years. During the three months ended March 31, 2023, options to purchase 5,416 shares of common stock were exercised in a cashless transaction resulting in the issuance of 2,443 shares of common stock.

A summary of the Company’s option activity under the Company’s equity incentive plans and related information is as follows:

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
		Weighted
		Average
	Shares	Exercise Price
Options outstanding, vested and expected to vest at December 31, 2022	8,256,211	$3.37
Forfeited	(15,555)	$2.29
Expired	(17,047)	$7.06
Granted	1,727,510	$3.35
Exercised	(5,416)	$2.08
Options outstanding, vested and expected to vest at March 31, 2023	9,945,703	$3.36

Options exercisable	6,660,313	$3.67

As of March 31, 2023, the Company had $5.6 million of unrecognized compensation expense related to options granted under the Company’s equity incentive plans, which is expected to be recognized over a weighted-average period of 3.0 years.

During the three months ended March 31, 2023 and 2022, the Company granted RSUs representing an aggregate of 2,666,260 and 1,059,266 shares, respectively, to certain employees of the Company and to members of its Board of Directors. These RSUs generally vest annually over a period of four years for employees and semi-annually over a period of one year for directors. During the three months ended March 31, 2023, an aggregate of 628,283 shares of common stock vested in connection with grants of RSUs. With respect to these vested RSUs, 185,068 shares valued at approximately $0.6 million were withheld by the Company to cover employees’ tax liabilities. These shares were no longer outstanding as of March 31, 2023. A summary of the Company’s unvested RSU activity and related information is as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Balance at December 31, 2022	2,866,987	$1.59
Granted	2,666,260	$3.35
Vested	(628,283)	$1.76
Forfeited	(29,500)	$1.25
Balance at March 31, 2023	4,875,464	$2.53

As of March 31, 2023, the Company had $12.0 million of unrecognized compensation expense related to unvested RSUs granted under the Company’s equity incentive plans, which is expected to be recognized over a weighted-average period of 3.4 years.

Total stock-based compensation expense for all awards granted under the Company’s equity incentive plans for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,
	2023	2022
Research and development	$5,385	$4,671
Plasma center operating expenses	23,055	21,052
Selling, general and administrative	978,124	1,517,602
Cost of product revenue	103,602	98,063
Total stock-based compensation expense	$1,110,166	$1,641,388

9.	RELATED PARTY TRANSACTIONS

The Company leases an office building and equipment from Areth, LLC (“Areth”) pursuant to an agreement for services effective as of January 1, 2016, as amended from time to time, and pays monthly rent on this facility in the amount of $10,000 through December 31, 2026. Rent expense for the three months ended March 31, 2023 and 2022 amounted to $30,000 (see Note 12). Areth is a company controlled by Dr. Jerrold B. Grossman, the Vice Chairman of the Company’s Board of Directors, and Adam S. Grossman, the Company’s President and Chief Executive Officer. The Company also reimburses Areth for office and building-related (common area) expenses, equipment and certain other operational expenses, which were not material to the condensed consolidated financial statements for the three months ended March 31, 2023 and 2022.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
During the three months ended March 31, 2023 and 2022, the Company purchased certain specialized medical equipment and services primarily related to the Company’s plasma collection centers, as well as personal protective equipment, from GenesisBPS and its affiliates (“Genesis”), aggregating to $0.1 million and $43,000, respectively. Genesis is owned by Dr. Grossman and Adam Grossman.

See Note 7 for a discussion of the Company’s former credit facility and related transactions with Perceptive, a holder of more than 5% of the Company’s common stock during the three months ended March 31, 2022. There were no transactions with Perceptive during the three months ended March 31, 2023.

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

Due to a combination of previously mandated state and local “shelter-in-place” orders, as well as government stimulus packages, persisting social distancing measures and varying roll-outs of vaccinations by state, the Company at times experienced lower than normal donor collections at its FDA approved plasma collection centers during 2021 and part of 2022. From time to time during 2021 and 2022, the Company was also subject to delays in shipments of source plasma from its contracted third-party suppliers, as well as delays in deliveries for personal protective equipment, reagents and other non-plasma raw materials and supplies used in the manufacture and distribution of its products. In addition, the Company has been subject to supply chain delays as a result of certain of its suppliers diverting significant resources towards the rapid development and distribution of COVID-19 vaccines and, as a result, the Company has elected to carry more raw materials inventory than it has in the past. The COVID-19 pandemic previously impacted, to a certain degree, the Company’s customer engagement initiatives, whereby ADMA’s sales and medical affairs field personnel faced difficulties communicating directly with physicians and other healthcare professionals, as well as the cancellation or postponement of a number of key scientific and medical meetings, further limiting the Company’s ability to communicate with potential customers.

The pandemic could also impact the Company’s ability to interact with the FDA or other regulatory authorities and could result in delays in the conduct of inspections or review of pending applications or submissions. Although the Company has received FDA approvals for five of its plasma collection centers since January 1, 2022 and received several other FDA approvals while two FDA inspections of the Boca Facility were completed during the year ended December 31, 2021, no assurances can be provided as to the timing for completion of any future regulatory submissions or applications that may be impacted by restrictions related to COVID-19.

During the three months ended March 31, 2023 and 2022, revenue attributable to international customers was approximately 7% and 6%, respectively, of the Company’s total revenues. As the Company seeks to grow this aspect of its business, it may also be subject to the impacts of the COVID-19 pandemic in locations outside the United States.

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

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Effective as of May 12, 2021, the Company and Grifols amended the foregoing 2017 Plasma Purchase Agreement whereby, among other things, the term of the agreement was extended through December 31, 2022, however Grifols’ commitment to supply the Company with NSP under this agreement was not satisfied until March of 2023. In order to maintain a reliable supply of raw material plasma thereafter, the Company has executed additional agreements with multiple third-party suppliers of NSP to supplement the 2017 Plasma Purchase Agreement. The Company has also increased its number of planned plasma collection center buildouts such that the Company expects to have ten FDA-approved plasma collection centers in operation by the end of 2023, while also continuing to increase its plasma collection capabilities at its ADMA BioCenters plasma collection centers business segment.

Through December 31, 2022, the Company purchased substantially all of its raw material plasma from Grifols. For the three months ended March 31, 2023, plasma purchases from Grifols totaled $11.6 million, or approximately 40% of the Company’s total inventory purchases. For the three months ended March 31, 2022, plasma purchases from Grifols totaled approximately $15.5 million, representing approximately 75% of the Company’s total inventory purchases.

Post-Marketing Commitments

In connection with the approval of the BLA for BIVIGAM, on December 19, 2012, Biotest committed to perform two additional post-marketing studies, a pediatric study to evaluate the efficacy and safety of BIVIGAM in children and adolescents, and a post-authorization safety study to further assess the potential risk of hypotension and hepatic and renal impairment in BIVIGAM-treated patients with primary humoral immunodeficiency. The pediatric study for BIVIGAM has been completed, and the safety study has been completed pending a clinical study report to the FDA. ADMA has assumed the remaining obligations, and the costs of the studies will be expensed as incurred as research and development expenses. For the three months ended March 31, 2023 and 2022, the Company incurred expenses related to these studies of $0.4 million. The Company currently expects to incur expenses of  approximately $1.5 million to $2.0 million to complete the safety study, which is required to be completed by June of 2023.

In connection with the FDA’s approval of ASCENIV on April 1, 2019, the Company is required to perform a pediatric study to evaluate the safety and efficacy of ASCENIV in children and adolescents. For the three months ended March 31, 2023 and 2022, the Company incurred expenses related to these studies in the amount of $0.2 million and $0.1 million, respectively. The Company expects to incur expenses of approximately $1.5 million to complete this study, which is currently required to be completed by June of 2023. The Company has submitted an extension request to the FDA.

Employment Contracts

The Company has entered into employment agreements with Mr. Grossman and with Brian Lenz, its Executive Vice President, Chief Financial Officer and General Manager, ADMA BioCenters.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other Commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of March 31, 2023. The Company does not anticipate recognizing any significant losses relating to these arrangements.

11.	SEGMENTS

The Company is engaged in the manufacture, marketing and development of specialty plasma-derived biologics. The Company’s ADMA BioManufacturing segment reflects the Company’s immunoglobulin manufacturing, commercial and development operations in Boca Raton, FL.  The Plasma Collection Centers segment consists of ten operational plasma collection facilities located throughout the U.S., eight of which currently hold FDA licenses. The Corporate segment includes general and administrative overhead expenses. The Company defines its segments as those business units whose operating results are regularly reviewed by the chief operating decision maker (“CODM”) to analyze performance and allocate resources. The Company’s CODM is its President and Chief Executive Officer. Summarized financial information concerning reportable segments is shown in the following tables:

Three Months Ended March 31, 2023
	ADMA	Plasma Collection
	BioManufacturing	Centers	Corporate	Consolidated

Revenues	$49,576,935	$7,300,891	$35,708	$56,913,534

Cost of product revenue	33,933,782	6,466,762	-	40,400,544

Income (loss) from operations	5,476,441	(946,334)	(5,343,425)	(813,318)

Interest and other expense, net	(23,779)	(227)	(5,951,491)	(5,975,497)

Net income (loss)	5,452,662	(946,561)	(11,294,916)	(6,788,815)

Capital expenditures	452,032	1,492,564	-	1,944,596
Depreciation and amortization expense	1,292,608	740,357	-	2,032,965
Total assets	234,894,891	38,853,662	67,038,989	340,787,542

Three Months Ended March 31, 2022
	ADMA	Plasma Collection
	BioManufacturing	Centers	Corporate	Consolidated

Revenues	$25,728,625	$3,338,760	$35,708	$29,103,093

Cost of product revenue	22,213,781	3,227,265	-	25,441,046

Loss from operations	(4,442,684)	(3,863,094)	(6,509,288)	(14,815,066)

Interest and other expense, net	(49,267)	(729)	(3,472,854)	(3,522,850)

Loss on extinguishment of debt	-	-	(6,669,941)	(6,669,941)

Net loss	(4,491,951)	(3,863,823)	(16,652,083)	(25,007,857)

Capital expenditures	1,310,379	1,531,706	-	2,842,085
Depreciation and amortization expense	1,111,951	477,503	763	1,590,217
Total assets	214,150,322	32,568,911	61,313,259	308,032,492

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Net revenues according to geographic area, based on the location of where the product is shipped, is as follows:

	Three Months Ended March 31,
	2023	2022
United States	$52,694,723	$27,316,151
International	4,218,811	1,786,942
Total revenues	$56,913,534	$29,103,093

12.	LEASE OBLIGATIONS

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

The Company determines if an arrangement is an operating lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. All other leases are recorded on the balance sheet with assets representing the right to use the underlying asset for the lease term and lease liabilities representing the obligation to make lease payments arising from the lease. For all of its leases, the Company has elected and applies the practical expedient available to lessees to combine non-lease components with their related lease components and account for them as a single combined lease component. Right-to-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of the lease payments is determined using the Company’s incremental borrowing rate. The Company’s lease expense is recognized on a straight-line basis over the lease term and is reflected in Plasma center operating expenses and Selling, general and administrative expenses. Aggregate lease expense for the Company’s leases for the three months ended March 31, 2023 and 2022 was approximately $0.6 million and $0.4 million, respectively. Cash paid for the Company’s leases for the three months ended March 31, 2023 and 2022 was approximately $0.6 million and $0.4 million, respectively.

Including a finance lease the Company entered into in June 2018, the Company has aggregate lease liabilities of $11.4 million and $11.6 million as of March 31, 2023 and December 31, 2022, respectively, which are comprised primarily of the leases for the Company’s plasma collection centers and a warehouse lease for raw material storage related to the Company’s immunoglobulin manufacturing operations.  The Company’s operating leases have a weighted average remaining term of 8.3 years. Scheduled payments under the Company’s lease obligations are as follows:

Remainder of 2023	$1,805,644
Year ended December 31, 2024	2,343,314
2025	2,366,432
2026	2,116,036
2027	2,040,690
2028	2,087,825
Thereafter	6,150,746
Total payments	18,910,687
Less: imputed interest	(7,486,533)
Current portion	(956,045)
Balance at March 31, 2023	$10,468,109

13.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information for the three months ended March 31, 2023 and 2022 is as follows:

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	2023	2022
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$4,639,283	$2,525,987
Noncash Financing and Investing Activities:
Equipment acquired reflected in accounts payable and accrued liabilities	$530,434	$1,940,425
Warrants issued in connection with notes payable	$-	$9,569,604

14.	SUBSEQUENT EVENT

On May 1, 2023, the Company entered into a second amendment (the “Hayfin Second Amendment”) to the Hayfin Credit Agreement (see Note 7) whereby the Applicable Margin for adjusted Term SOFR Loans was reduced from 9.5% to 8.5%. The Hayfin Second Amendment also extended the obligation of the lenders to make the Hayfin Delayed Draw Loan from June 30, 2023 to December 31, 2023.

Under the terms of the Hayfin Second Amendment, in the event the Company elects to prepay all or any portion of the outstanding principal on the Hayfin Loans, the Company will be subject to an early prepayment fee in the amount equal to (i) 7.0% of the prepaid principal amount, if prepaid on or prior to the first anniversary of the Hayfin Second Amendment, (ii) 3.0% of the prepaid principal amount, if prepaid after the first anniversary of the Hayfin Second Amendment and on or prior to the second anniversary of the Hayfin Second Amendment, or (iii) 1.0% of the prepaid principal amount, if prepaid after the second anniversary of the Hayfin Second Amendment and on or prior to the third anniversary of the Hayfin Second Amendment. In addition, the Hayfin Second Amendment provides for a 50% reduction to the foregoing early prepayment fees if the Hayfin Loans are prepaid in connection with a change in control of the Company or other strategic transactions as further described in the Hayfin Second Amendment.

In connection with the Hayfin Second Amendment, the Company issued  additional warrants to the lenders to purchase 2,391,244 shares of the Company’s common stock at an exercise price of $3.2619 per share (“the Hayfin Second Amendment Warrants”). The Hayfin Second Amendment Warrants were valued at approximately $5.6 million and have an expiration date of May 1, 2030.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations, which refers to our historical results, should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q, including “Risk Factors” and our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 23, 2023 (the “2022 10-K”). The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout or referenced within this Quarterly Report on Form 10-Q. See “Special Note Regarding Forward-Looking Statements.”  Our actual results may differ materially from our current expectations.

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

We currently have three products with U.S. Food and Drug Administration (the “FDA”) approval, all of which are currently marketed and commercially available: (i) BIVIGAM (Immune Globulin Intravenous, Human), an Intravenous Immune Globulin (“IVIG”) product indicated for the treatment of Primary Humoral Immunodeficiency (“PI”), also known as Primary Immunodeficiency Disease (“PIDD”) or Inborn Errors of Immunity, and for which we received FDA approval on May 9, 2019 and commenced commercial sales in August 2019; (ii) ASCENIV (Immune Globulin Intravenous, Human – slra 10% Liquid), an IVIG product indicated for the treatment of PI, for which we received FDA approval on April 1, 2019 and commenced first commercial sales in October 2019; and (iii) Nabi-HB (Hepatitis B Immune Globulin, Human), which is indicated for the treatment of acute exposure to blood containing HBsAg and other listed exposures to Hepatitis B. We seek to develop a pipeline of plasma-derived therapeutics, including but not limited to, a product based on our most recently approved patent application under U.S. Patent No. 10,259,865 related to methods of treatment and prevention of S. pneumonia infection for an immunoglobulin manufactured to contain standardized antibodies to numerous serotypes of S. pneumoniae. Our products and product candidates are intended to be used by physician specialists focused on caring for immune-compromised patients with or at risk for certain infectious diseases.

We manufacture these products at our FDA-licensed, plasma fractionation and purification facility located in Boca Raton, Florida with a peak annual source plasma processing capability of up to 600,000 liters (the “Boca Facility”). Based on current production yields, our completed and ongoing supply chain enhancements and capacity expansion initiatives, we believe this facility has the potential to produce quantities of our immune globulin (“IG”) products representing annual revenues of $220 million or more in 2023, potentially more than $250 million in annual revenue in 2024 and potentially in excess of $300 million of annual revenue thereafter, as well as achieving profitability during the first quarter of 2024. At these revenue levels, we forecast achieving consolidated gross margins in the range of 40-50% and net income margins in the range of 20-30%. These assumptions translate to potential annual gross profit and net income in the range of $100-$150 million and $50-$100 million, respectively, during the 2024-2025 time period and beyond.

Index
Through our ADMA BioCenters subsidiary, we currently operate ten source plasma collection facilities in the U.S. This business unit, which we refer to as our Plasma Collection Centers business segment, provides us with substantially all of our blood plasma for the manufacture of our products, and also allows us to sell certain quantities of source plasma and certain other plasma products to third-party customers for further manufacturing. With respect to our operational plasma collection centers, eight plasma collection centers currently hold FDA licenses, with the remaining plasma collection centers anticipated to receive FDA approvals throughout 2023. In addition, three of our FDA-approved plasma collection centers also have approvals from the Korean Ministry of Food and Drug Safety (“MFDS”), as well as FDA approval to operate a Hepatitis B immunization program. After giving effect to the supply chain robustness initiatives undertaken in 2021 and 2022 as it pertains to our plasma collection network expansion, we remain on track to achieve our goal of having 10 FDA-licensed plasma collection centers by the end of 2023. A typical plasma collection center, such as those operated by ADMA BioCenters, can collect approximately 30,000 to 50,000 liters of source and hyperimmune plasma annually, which may be sold for different prices depending upon the type of plasma, quantity of purchase and market conditions at the time of sale. Plasma collected from ADMA BioCenters’ facilities that is not used to manufacture our products is sold to third-party customers in the U.S. and in other locations outside the U.S. where we are approved under supply agreements or in the open “spot” market.

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

On April 28, 2021, we announced that the FDA granted approval for our expanded plasma pool production scale process, allowing for a 4,400-liter plasma pool for the manufacture of our BIVIGAM IVIG product. This increased IVIG plasma pool scale, which allows us to produce BIVIGAM at an expanded capacity utilizing the same equipment, release testing assays and labor force, has had a favorable impact on our gross margins and operating results.

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

Index
ASCENIV is approved for the treatment of Primary Immune Deficiency Disorder (“PIDD”), a class of inherited genetic disorders that causes a deficient or absent immune system in adults and adolescents (12 to 17 years of age). Our pivotal Phase III clinical trial in 59 PIDD patients met the primary endpoint of no Serious Bacterial Infections (“SBI”) reported during 12 months of treatment. Secondary efficacy endpoints further demonstrated the benefits of ASCENIV in the low incidence of infection, therapeutic antibiotic use, days missed from work/school/daycare and unscheduled medical visits and hospitalizations. We believe this clinical data together with the FDA approval for the treatment of PIDD better positions ADMA to potentially further evaluate ASCENIV in immune-compromised patients infected with or at-risk for RSV infection or potentially other respiratory viral pathogens at an appropriate time. Due to the COVID-19 pandemic, our plans have been delayed.  In the future however, we may work with the FDA and the immunology and infectious disease community to design an appropriate clinical trial to evaluate the use of ASCENIV in this patient population. Commercial sales of ASCENIV commenced in October of 2019 and our commercial and medical education efforts are focused on the labeled indication of patients with PIDD. ASCENIV’s prescriber and patient base continued to expand during the fourth quarter of 2022, which drove record utilization and pull-through for the product. These elevated demand trends have sustained into 2023, and ADMA currently expects that this product’s rapid growth will continue throughout 2023 and beyond.

The FDA granted approval for our expanded plasma pool production scale process, allowing for a 4,400-liter plasma pool for the manufacture of the ASCEINV IVIG product. This increased IVIG plasma pool scale, which allows us to produce ASCENIV at an expanded capacity utilizing the same equipment, release testing assays and labor force, is expected to have a favorable impact on our gross margins and operating results. During the second quarter of 2023, ADMA successfully commenced manufacturing of ASCENIV at the 4,400 Liter production scale for the first time in corporate history.

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

Due to a combination of previously mandated state and local “shelter-in-place” orders, as well as government stimulus packages, persisting social distancing measures and varying roll-outs of vaccinations by state, we experienced at times lower than normal donor collections at our FDA approved plasma collection centers during 2021 and part of 2022. From time to time during 2021 and 2022, we were also subject to delays in shipments of source plasma from our contracted third-party suppliers, as well as delays in deliveries for personal protective equipment, reagents and other non-plasma raw materials and supplies used in the manufacture and distribution of our products. In addition, we have been subject to supply chain delays as a result of certain of our suppliers diverting significant resources towards the rapid development and distribution of COVID-19 vaccines and, as a result, we have elected to carry more raw materials inventory than we have in the past. The COVID-19 pandemic previously impacted, to a certain degree, our customer engagement initiatives, whereby ADMA’s sales and medical affairs field personnel faced difficulties communicating directly with physicians and other healthcare professionals, as well as the cancellation or postponement of a number of key scientific and medical meetings, further limiting our ability to communicate with potential customers.

Index
The pandemic could also impact our ability to interact with the FDA or other regulatory authorities and could result in delays in the conduct of inspections or review of pending applications or submissions. Although we have received FDA approvals for five of our plasma collection centers since January 1, 2022 and received several other FDA approvals while two FDA inspections of the Boca Facility were completed during the year ended December 31, 2021, no assurances can be provided as to the timing for completion of any future regulatory submissions or applications that may be impacted by restrictions related to COVID-19.

During the three months ended March 31, 2023 and 2022, our revenue attributable to international customers was approximately 7% and 6%, respectively, of our total revenues. As we seek to grow this aspect of our business, we may also be subject to the impacts of the COVID-19 pandemic in locations outside the United States.

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

Some of the estimates and assumptions we have to make under U.S. GAAP require difficult, subjective and/or complex judgments about matters that are inherently uncertain and, as a result, actual results could differ from those estimates. Due to the estimation processes involved, the following summary of accounting estimates and their application are considered to be critical to understanding our business operations, financial condition and results of operations. For a description of our significant accounting policies, see Note 2 to the Consolidated Financial Statements included in the 2022 10-K. Estimates and assumptions used in projecting future liquidity and capital requirements are described in Note 1 to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Impairment of Long-Lived Assets

We assess the recoverability of our long-lived assets, which include property and equipment and definite-lived intangible assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s carrying value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the three months ended March 31, 2023 and 2022, we determined that there was no impairment of our long-lived assets. Examples of events or circumstances that may be indicative of impairment that would require the use of significant judgment by management include:

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

Goodwill is not amortized but is assessed for impairment on an annual basis or more frequently if impairment indicators exist. The testing of goodwill for impairment requires us to determine whether or not the fair value of the reporting unit associated with the goodwill is less than its carrying amount, including goodwill and other intangible assets. An impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value, with the impairment loss recognized not to exceed the total amount of goodwill allocated to that reporting unit. In order to determine the fair value of the reporting unit, we utilize the fair value of the Company as a whole, as determined by its market capitalization. Determination of the fair value and carrying value of each reporting unit, relative to the fair value of the Company, requires management to employ certain estimates, assumptions and judgment, which we believe are reasonable. However, any changes to these estimates and assumptions could impact our determination of whether or not our goodwill is impaired. We did not recognize any impairment charges related to goodwill for the three months ended March 31, 2023 and 2022.

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

Index
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The following table presents a summary of the changes in our results of operations for the three months ended March 31, 2023, our first fiscal quarter, compared to the three months ended March 31, 2022:

	Three Months Ended March 31,
	2023	2022	Increase (Decrease)
Revenues	$56,913,534	$29,103,093	$27,810,441
Cost of product revenue	40,400,544	25,441,046	14,959,498
Gross profit	16,512,990	3,662,047	12,850,943
Research and development expenses	855,351	624,111	231,240
Plasma center operating expenses	1,780,463	3,974,589	(2,194,126)
Amortization of intangibles	178,838	178,838	-
Selling, general and administrative expenses	14,511,656	13,699,575	812,081
Loss from operations	(813,318)	(14,815,066)	14,001,748
Interest expense	(6,115,484)	(3,389,038)	(2,726,446)
Loss on extinguishment of debt	-	(6,669,941)	6,669,941
Other income (expense), net	139,987	(133,812)	273,799
Net loss	$(6,788,815)	$(25,007,857)	$18,219,042

Adjusted EBITDA *	$2,469,800	$(11,717,273)	$14,187,073

* - See Non-GAAP Financial Measures appearing at the end of this discussion

Revenues

We recorded total revenues of $56.9 million during the three months ended March 31, 2023, as compared to $29.1 million during the three months ended March 31, 2022, an increase of $27.8 million, or approximately 96%. The increase is primarily related to increased sales of our immunoglobulin products, mainly ASCENIV and BIVIGAM, generated by our Boca Facility manufacturing operations in 2023 of $23.8 million, as we continue to experience increased physician, payer and patient acceptance and utilization of ASCENIV and expand our customer base for BIVIGAM. We also benefitted from a substantial increase in sales of normal source plasma through our Plasma Collection Centers business segment of $4.0 million.

During the first quarter of 2023, we fulfilled our entire commitment to supply normal source plasma to our third-party customer for fiscal 2023. As a result, we do not expect to generate comparable revenues from our Plasma Collection Centers during the remainder of 2023, as we anticipate using all of the plasma collected during that period to support our IVIG production operations.

Cost of Product Revenue and Gross Profit

Cost of product revenue was $40.4 million for the three months ended March 31, 2023, as compared to $25.4 million for the three months ended March 31, 2022. This increase is primarily attributable to volume-driven increases in product revenue costs related to the increased sales of our immunoglobulin products of $15.2 million and increased sales of normal source plasma by our Plasma Collection Centers business segment in the amount of $3.0 million. These increases were partially offset by a decrease in other manufacturing expenses of approximately $3.3 million in the first quarter of 2023 as compared to the same period of a year ago, mainly due to a shorter routine shutdown of the Boca Facility in 2023 as compared to 2022.

For the three months ended March 31, 2023, we had gross profit of $16.5 million, as compared to $3.7 million for the same period of a year ago. This gross profit improvement of approximately $12.9 million was primarily due to the revenue increases and the reduction in other manufacturing costs discussed above as we elected to extend our otherwise-routine plant shutdown in the first quarter of 2022 in order to complete certain projects. As a result, we achieved a gross margin of 29.0% in the first quarter of 2023 as compared to 12.6% in the first quarter of 2022.

Index
Research and Development Expenses

Research and development (“R&D”) expenses totaled $0.9 million for the first quarter of 2023, as compared to $0.6 million for the first quarter of 2022. The increase is primarily due to higher expenditures related to the BIVIGAM and ASCENIV post-marketing commitments we have with the FDA, which are required to be completed by June of 2023 (see Note 10 to the consolidated financial statements).

Plasma Center Operating Expenses

Plasma Center Operating Expenses decreased from $4.0 million in the first quarter of 2022 to $1.8 million in the first quarter of 2023. As a result of our plasma center expansion initiatives, including three additional plasma collection facilities that opened subsequent to March 31, 2022, we experienced a significant increase in the number of liters of plasma collected in the first quarter of 2023 as compared to the first quarter of 2022. In addition, as a result of changes in the market price of normal source plasma and the impact on the net realizable value of our plasma inventory, the amount of plasma center costs we capitalized into inventory increased by approximately $10.6 million in the first quarter of 2023 as compared to the same period of a year ago. This amount was largely offset by increases in donor fees of $3.4 million, compensation and benefits of $1.1 million, softgoods and supplies of $1.3 million, donor testing expenses of $1.1 million, depreciation of $0.3 million, temporary labor expenses of $0.3 million, software maintenance expense of $0.2 million, utilities and janitorial expense of $0.2 million, travel expenses of $0.1 million, transportation costs of $0.1 million, advertising expense of $0.1 million, repairs and maintenance expense of $0.1 million and rent of $0.1 million.

Amortization of Intangibles

Amortization expense pertains to the amortization of intangible assets acquired in a 2017 acquisition transaction and was $0.2 million for the three months ended March 31, 2023 and 2022.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $14.5 million for the three months ended March 31, 2023, an increase of $0.8 million from the three months ended March 31, 2022. The increase reflects increases in data services and market intelligence fees in support of the continued ASCENIV and BIVIGAM commercialization efforts in the amount of $0.7 million, other professional services of $0.6 million, insurance expense of $0.2 million, employee recruiting of $0.2 million, software maintenance expense of  $0.2 million, utilities and janitorial expense of $0.1 million, marketing expenses of $0.1 million and travel and entertainment costs of $0.1 million, partially offset by the non-recurring professional fees incurred in connection with the Morgan Stanley strategic alternatives process during the first quarter of 2022 in the amount of $1.4 million.

Loss from Operations

Our operating loss was $0.8 million for the first quarter of 2023, as compared to $14.8 million for the first quarter of 2022. The $14.0 million decrease in operating loss was mainly due to the improved gross profit of $12.9 million and the reduction in Plasma Center Operating expenses of $2.2 million, partially offset by the increases in R&D and SG&A.

Interest Expense

Interest expense for the three months ended March 31, 2023 was $6.1 million, as compared to $3.4 million for the three months ended March 31, 2022. The increase is mainly due to approximately $55.7 million of additional debt principal resulting from the refinancing of our senior credit facility on March 23, 2022 (see Note 7 to the consolidated financial statements and “Liquidity and Capital Resources”), including interest payments made “in kind” in the form of additional indebtedness of approximately $4.0 million, as well as an increase in the stated interest rate on our senior debt from 10.75% in 2022 to 14.1% in 2023.

Other Income (Expense), Net

Other income, net, for the three months ended March 31, 2023 was $0.1 million, as compared to other expense, net, of $0.1 million for the three months ended March 31, 2022. The increase is mainly due to an increase in interest and other income of approximately $0.2 million in 2023, and to several non-recurring non-operational charges in 2022 of approximately $0.2 million.

Index
Net Loss

Our net loss was $6.8 million for the first quarter of 2023, as compared to $25.0 million for the first quarter of 2022. The $18.2 million decrease in net loss was mainly due to the narrowed operating loss of $14.0 million attributable to the increased revenues and gross profit and the loss on extinguishment of debt of $6.7 million we recorded in the first quarter of 2022 in connection with the refinancing of our senior credit facility, partially offset by the increase in interest expense.

Non-GAAP Financial Measures

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA

EBITDA and Adjusted EBITDA are important non-GAAP financial measures used by our management and board of directors to assess our operating performance. We use EBITDA and Adjusted EBITDA as key performance measures because we believe that they facilitate operating performance comparisons from period to period that exclude potential differences driven by the impact of variations of non-cash items such as depreciation and amortization, as well as, in the case of Adjusted EBITDA, stock-based compensation or certain non-recurring items. In addition, we believe that EBITDA and Adjusted EBITDA and similar measures are widely used by investors, securities analysts, ratings agencies and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities. See below for a reconciliation of our EBITDA and Adjusted EBITDA to net income/loss, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.

Because EBITDA and Adjusted EBITDA are measures not deemed to be in accordance with U.S. GAAP and are susceptible to varying calculations, our EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in our industry, because other companies may calculate EBITDA and Adjusted EBITDA in a different manner than we calculate these measurements. Although the Company uses Adjusted EBITDA as one of several financial measures to assess its operating performance, its use is limited as it excludes certain significant operating expenses. EBITDA and Adjusted EBITDA are not intended to represent cash flows for the periods presented, nor have they been presented as an alternative to operating income/loss, net income/loss or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP. The following table presents the reconciliation of net loss to EBITDA and Adjusted EBITDA for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Net loss	$(6,788,815)	$(25,007,857)
Depreciation	1,854,127	1,411,378
Amortization	178,838	178,839
Interest expense	6,115,484	3,389,038
EBITDA	1,359,634	(20,028,602)
Stock-based compensation	1,110,166	1,641,388
Loss on extinguishment of debt	-	6,669,941
Adjusted EBITDA	$2,469,800	$(11,717,273)

Adjusted EBITDA increased by $14.2 million for the three months ended March 31, 2023 as compared to the same period of a year ago. The improvement is driven primarily by the lower net loss attributable to increased sales and gross profit and, to a lesser extent, lower total operating expenses in 2023.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2023, we had working capital of $227.4 million, primarily consisting of $164.0 million of inventory, cash and cash equivalents of $69.2 million and $26.5 million of accounts receivable, partially offset by current liabilities of $36.7 million, as compared to working capital at December 31, 2022 of $231.1 million, primarily consisting of $163.3 million of inventory, cash and cash equivalents of $86.5 million and accounts receivable of $15.5 million, partially offset by current liabilities of $39.3 million. We have incurred an accumulated deficit of $484.8 million since inception and had negative cash flows from operations of $14.7 million and $26.0 million for the three months ended March 31, 2023 and 2022, respectively, and $59.5 million and $112.4 million for the years ended December 31, 2022 and 2021, respectively. We have funded our operations over the past few years primarily from the sale of our equity and debt securities. Our material cash requirements are primarily comprised of:

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

We expect that we will not be able to generate a sufficient amount of product revenue to achieve profitability until the beginning of 2024. We currently anticipate, based upon our projected revenue and expenditures, that our current cash, cash equivalents and accounts receivable will be sufficient to fund our operations, as currently conducted, through the end of the second quarter of 2024, by which time we believe we will begin to generate positive cash flow from operations. This time frame may change based on several factors, including the success of our commercial efforts with respect to the sale of our products and the acceptability of our immune globulin products by physicians, patients or payers, and whether or not the assumptions underlying our projected revenues and expenses are correct. If we are unable to achieve positive cash flow by the beginning of 2024, we may need to raise additional capital and if such capital is not available due to widespread liquidity constraints or significant market instability that could result from the COVID-19 pandemic, inflationary pressures or other factors beyond our control, we may have to delay, curtail or eliminate some of our commercialization efforts or product development activities. If we are unable to generate sufficient revenue to achieve positive cash flow by the beginning of 2024 and need to raise additional capital, we may decide to do so through public or private equity offerings or debt financings, or we may enter into a corporate collaboration or licensing arrangement.  The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders and, in such event, the value and potential future market price of our common stock may decline.

  ADMA continues to evaluate a variety of strategic alternatives through its ongoing engagement with Morgan Stanley. The exploration of value-creating opportunities remains a top corporate priority for ADMA.

On March 23, 2022, (the “Hayfin Closing Date”) we and all of our subsidiaries entered into a Credit and Guaranty Agreement (the “Hayfin Credit Agreement”) with Hayfin Services LLP (“Hayfin”). The Hayfin Credit Agreement provides for a senior secured term loan facility in a principal amount of up to $175.0 million (the “Hayfin Credit Facility”), composed of (i) a term loan made on the Hayfin Closing Date in the principal amount of $150.0 million (the “Hayfin Closing Date Loan”), and (ii) a delayed draw term loan in the principal amount of $25.0 million (the “Hayfin Delayed Draw Loan” and, together with the Hayfin Closing Date Loan, the “Hayfin Loans”). Pursuant to an amendment to the Hayfin Credit Agreement dated May 1, 2023 (the “Hayfin Second Amendment”), the obligation of the lenders to make the Hayfin Delayed Draw Loan expires on December 31, 2023, and was subject to the satisfaction of certain conditions, including, but not limited to, our meeting certain 12-month revenue targets as set forth in the Hayfin Credit Agreement which have been met. The Hayfin Credit Facility has a maturity date of March 23, 2027 (the “Hayfin Maturity Date”), subject to acceleration pursuant to the Hayfin Credit Agreement, including upon an Event of Default (as defined in the Hayfin Credit Agreement).

On the Hayfin Closing Date, we used $100.0 million of the Hayfin Closing Date Loan to terminate and pay in full all of the outstanding obligations under our previous senior credit facility with Perceptive (see Note 7 to the Consolidated Financial Statements). We also used $2.0 million of the Hayfin Closing Date Loan proceeds to pay a redemption premium to Perceptive and used approximately $1.0 million of the Hayfin Closing Date Loan proceeds to pay certain fees and expenses incurred in connection with this transaction. In addition, a $1.8 million upfront fee payable to Hayfin was paid “in kind” and was added to the outstanding principal balance in accordance with the terms of the Hayfin Credit Agreement. The remainder of the proceeds received or to be received from the Hayfin Loans are being used for working capital and other general corporate purposes.

Index
After giving effect to the Hayfin Second Amendment, borrowings under the Hayfin Credit Agreement currently bear interest at the adjusted Term SOFR for either a one-month or three-month tenor, as elected by us, and subject to a floor of 1.25%, plus an applicable margin of 8.5% (the “Applicable Margin”); provided, however, that upon, and during the continuance of, an Event of Default, the Applicable Margin shall increase by an additional 3% per annum. We will also pay “in kind” a portion of the interest on the Hayfin Loans for each monthly or quarterly interest period in an amount equal to 2.5% per annum. Such interest paid “in kind” will reduce our quarterly cash interest obligation by approximately $1.0 million and will be added to the principal amount of the outstanding debt under the Hayfin Credit Facility. As a result, our outstanding debt principal on the Hayfin Loans will increase each month as long as we elect to continue to pay a portion of our interest obligation “in kind.” On the Hayfin Closing Date and as of March 31, 2023, the stated interest rate on the Hayfin Loans was 10.75% and 14.4%, respectively. On the last day of each calendar month or quarter during the term of the Hayfin Credit Facility, we are required to pay accrued interest to Hayfin of approximately $1.5 million per month or approximately $4.4 million per quarter based on current interest rates, after giving effect to the “in kind” interest of 2.5% per annum, but without giving effect to the Hayfin Delayed Draw Loan, which we have yet to draw upon.

On the Hayfin Maturity Date, we will pay Hayfin the entire outstanding principal amount underlying the Hayfin Loans and any accrued and unpaid interest thereon, as well as an exit fee of 1.0% of the outstanding principal amount being paid. Prior to the Hayfin Maturity Date, there are no scheduled principal payments on the Hayfin Loans. We may prepay outstanding principal on the Hayfin Loans at any time and from time to time upon five business days’ prior written notice, subject to the payment to Hayfin of, (A) any accrued but unpaid interest on the prepaid principal amount plus (B) a prepayment fee in the amount equal to (i) 7.0% of the prepaid principal amount, if prepaid on or prior to the first anniversary of the Hayfin Second Amendment, (ii) 3.0% of the prepaid principal amount, if prepaid after the first anniversary of the Hayfin Second Amendment and on or prior to the second anniversary of the Hayfin Second Amendment, or (iii) 1.0% of the prepaid principal amount, if prepaid after the second anniversary of the Hayfin Second Amendment and on or prior to the third anniversary of the Hayfin Second Amendment. The Hayfin Second Amendment also provides for a 50% reduction to the foregoing early prepayment fees if the Hayfin Loans are prepaid under certain circumstances as defined in the Hayfin Second Amendment. In addition, for any prepayments of principal, we are required to pay the 1.0% exit fee for the amount of principal being paid.

All of our obligations under the Hayfin Credit Agreement are secured by a first-priority lien and security interest in substantially all of our tangible and intangible assets, including intellectual property and all of the equity interests in our subsidiaries. The Hayfin Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The negative covenants restrict or limit our ability and the ability of our subsidiaries to, among other things and subject to certain exceptions contained in the Hayfin Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to our or our subsidiaries’ business activities; make certain Investments or Restricted Payments (each as defined in the Hayfin Credit Agreement); change our fiscal year; pay dividends; repay other certain indebtedness; engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that have the impact of restricting our ability to make loan repayments under the Hayfin Credit Agreement. In addition, we are required (i) at all times prior to the Maturity Date to maintain a minimum cash balance of $6.0 million; and (ii) as of the last day of each fiscal quarter, report IVIG product and related revenues for the trailing 12-month period that exceed the amounts set forth in the Hayfin Credit Agreement, which range from $75.0 million for the fiscal quarter ending June 30, 2022 to $250.0 million for the fiscal quarter ending December 31, 2026 and each fiscal quarter thereafter. As of March 31, 2023, we were in compliance with all of the financial covenants contained in the Hayfin Credit Agreement.

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

Index
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

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(14,722,274)	$(26,013,413)
Net cash used in investing activities	(1,944,596)	(2,842,085)
Net cash (used in) provided by financing activities	(650,509)	47,271,326
Net change in cash and cash equivalents	(17,317,379)	18,415,828

Cash and cash equivalents - beginning of period	86,521,542	51,089,118
Cash and cash equivalents - end of period	$69,204,163	$69,504,946

Net Cash Used in Operating Activities

Cash used in operations for the three months ended March 31, 2023 was $14.7 million, a decrease of $11.3 million from the same period of a year ago, mainly due to a lower net loss after non-cash items. The following table illustrates the primary components of and changes to our cash flows from operations:

	Three Months Ended March 31,
	2023	2022
Net loss	$(6,788,815)	$(25,007,857)
Non-cash expenses, gains and losses	4,593,386	10,452,680
Changes in accounts receivable	(11,013,446)	2,947,233
Changes in inventories	(704,826)	(14,422,219)
Changes in prepaid expenses and other current assets	716,465	(1,180,056)
Changes in accounts payable and accrued expenses	(1,626,719)	(89,802)
Other	101,681	1,286,608
Cash used in operations	$(14,722,274)	$(26,013,413)

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2023 and 2022 was $1.9 million and $2.8 million, respectively, consisting of capital expenditures for the construction and buildout of new plasma collection centers and related equipment and capital expenditures at the Boca Facility. While we currently have no firm commitments for capital expenditures, we expect our total capital expenditures will be between $7.0 million and $9.0 million for the remainder of fiscal 2023, mainly for additional upgrades to the Boca Facility manufacturing operations and related systems.

Net Cash Provided by Financing Activities

Cash used in financing activities was $0.7 million for the three months ended March 31, 2023, as compared to cash provided by financing activities was $47.3 million for the three months ended March 31, 2022 which mainly consisted of proceeds received from the Hayfin Credit Facility, net of payments to retire our previously existing credit facility with Perceptive (see Note 7 to the Consolidated Financial Statements).

Index
Effect of Inflation

Inflation impacted a number of facets of our business during the three months ended March 31, 2023 and 2022 at both of our business segments. We experienced price increases for, among other items, certain raw materials, consumable supplies, services for repairs and maintenance of our facilities, utilities, shipping and freight charges, fuel surcharges and labor costs. We expect this trend to continue through 2023 and potentially longer, which could have a significant impact on our future results of operations. In addition, some of our plasma purchase agreements provide for annual price increases that are tied to various consumer price indices, which have resulted in higher than historical percentage price increases and has resulted in and is expected to continue to result in higher source plasma and other raw material and supplies costs in the remainder of 2023 and future periods.

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

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of March 31, 2023. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of March 31, 2023 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-Q, the 2022 10-K and our other filings with the SEC, before making an investment decision regarding our common stock.

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

We currently anticipate, based upon our projected revenue and expenditures, that our current cash, cash equivalents and accounts receivable will be sufficient to fund our operations, as currently conducted, through the end of the second quarter of 2024, by which time we believe we will begin to generate positive cash flow from operations. This time frame may change based upon how quickly we are able to execute on our commercialization efforts and operational initiatives and whether or not the assumptions underlying our projected revenues and expenses are correct. We anticipate that we will not be able to generate a sufficient amount of product revenue to achieve profitability until the beginning of 2024. If we are unable to generate sufficient positive cash flow in the first quarter of 2024 and cannot raise additional capital if needed, we may have to delay, curtail or eliminate our commercialization efforts as well as product development activities. Even if we are able to raise additional capital, such equity or debt financings may only be available on unattractive terms, resulting in significant dilution of stockholders’ interests and, in such event, the value and potential future market price of our common stock may decline. In addition, if we raise additional funds through license arrangements or through the disposition of any of our assets, it may be necessary to relinquish potentially valuable rights to our product candidates or assets or grant licenses on terms that are not favorable to us.

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

We have a history of losses and expect to incur substantial losses and negative operating cash flows in  fiscal 2023, and we may never achieve or maintain profitability. For the years ended December 31, 2022 and 2021, we incurred net losses of $65.9 million and $71.6 million, respectively, and for the three months ended March 31, 2023 and 2022 we incurred net losses of $6.8 million and $25.0 million, respectively. From our inception in 2004 through March 31, 2023, we have incurred an accumulated deficit of $484.8 million. We expect that we will not be able to generate a sufficient amount of product revenue to achieve profitability until the beginning of 2024 and if we are unable to achieve positive cash flow we may need to continue to finance our operations through additional equity or debt financings or corporate collaboration and licensing agreements. We also expect to continue to incur significant operating and capital expenditures and anticipate that as our business continues to grow our operating expenses will increase accordingly as we:

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

Index
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

Index
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

Index
•	restrictions on such products or manufacturing processes;

•	restrictions on the labeling or marketing of a product;

•	restrictions on product distribution or use;

•	clinical holds or termination of clinical trials;

•	requirements to conduct further post-marketing studies or clinical trials, implement risk mitigation strategies,or to issue corrective information;

•	warning letters or untitled letters;

•	withdrawal of the products from the market;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	recall of products;

•	restrictions on coverage by third-party payers;

•	fines, restitution or disgorgement of profits or revenues;

•	suspension or withdrawal of marketing approvals;

•	refusal to permit the import or export of products;

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

For the three months ended March 31, 2023, three customers, BioCARE, Inc. (“BioCare”), Biolife Plasma Services, L.P., and Priority Healthcare Distribution, Inc. (“Curascript”), represented an aggregate of 76% of our consolidated revenues. For the year ended December 31, 2022, two customers BioCare and Curascript, represented an aggregate of 74% of our consolidated revenues.

As of March 31, 2023, five customers, BioCare, Biolife, Healix Infusion Therapy, LLC (“Healix”), AmerisourceBergen Corporation and Reliance Life Sciences Pvt. Ltd. (“Reliance”), represented an aggregate of 98% of our consolidated accounts receivable. As of December 31, 2022, two customers, BioCare and Healix, represented an aggregate of 92% of our consolidated accounts receivable.

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

On March 23, 2022 (the “Hayfin Closing Date”), we entered into the Hayfin Credit Agreement with Hayfin (see “Liquidity and Capital Resources”). The Hayfin Credit Agreement provides for a senior secured term loan facility in the principal amount of up to $175.0 million (the “Hayfin Credit Facility”), composed of (i) a term loan made on the Hayfin Closing Date in the principal amount of $150.0 million (the “Hayfin Closing Date Loan”), (ii) a delayed draw term loan in the principal amount of $25.0 million (the “Hayfin Delayed Draw Loan” and, together with the Hayfin Closing Date Loan, the “Hayfin Loans”). The obligation of the lenders to make the Hayfin Delayed Draw Loan expires on December 31, 2023 and is subject to the satisfaction of certain conditions, including but not limited to, our meeting certain 12-month revenue targets as set forth in the Hayfin Credit Agreement which have been met. The Hayfin Credit Facility has a maturity date of March 23, 2027 (the “Hayfin Maturity Date”). The Hayfin Loans are secured by substantially all of our assets, including our intellectual property. Events of Default include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material contracts and events constituting a change of control. In addition to an increase in the rate of interest on the Hayfin Loans of 3% per annum, the occurrence of an Event of Default could result in, among other things, the termination of commitments under the Hayfin Credit Facility, the declaration that all outstanding Loans are immediately due and payable in whole or in part, and Hayfin taking immediate possession of, and selling, any collateral securing the Hayfin Loans.

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

Our operations have consumed substantial amounts of cash since inception. For the three months ended March 31, 2023 and 2022, we had negative cash flows from operations of $14.7 million and $26.0 million, respectively, and for the years ended December 31, 2022 and 2021, we had negative cash flows from operations of approximately $59.5 million and $112.4 million, respectively. We expect to continue to spend substantial amounts for collecting plasma at our plasma collection centers, plasma center expansion, maintaining our plasma centers, procurement of raw material plasma and other raw materials necessary to scale up our manufacturing operations, commercial product launches and capacity expansion at the Boca Facility. In addition, our end-to-end production cycle from collecting and procuring raw material source plasma to commercial release of finished product can take between seven and 12 months or potentially longer, requiring substantial investments in raw material plasma and other manufacturing materials. We expect that we will not be able to generate a sufficient amount of product revenue to achieve profitability until the beginning of 2024 and if we do not achieve positive cash flow by the beginning of 2024 we may need to continue to finance our operations through additional equity or debt financings or corporate collaboration and licensing agreements. We currently anticipate, based upon our projected revenue and expenditures, that our current cash, cash equivalents and accounts receivable will be sufficient to fund our operations, as currently conducted, through the end of the second quarter of 2024, by which time we believe we will begin to generate positive cash flow from operations. This time frame may change based upon how quickly we are able to execute on our commercialization efforts and operational initiatives and whether or not the assumptions underlying our projected revenues and expenses are correct. If we are unable to generate sufficient revenue to achieve positive cash flow by the beginning of 2024, we may need to raise additional capital and if such capital is not available due to widespread liquidity constraints or significant market instability that could result from the COVID-19 pandemic, we will have to delay, curtail or eliminate our commercialization efforts or our product development activities.

We may not have cash available to us in amounts sufficient to enable us to make interest or principal payments on our indebtedness when due.

The Hayfin Credit Facility provides for a senior secured term loan facility in an aggregate principal amount of up to $175.0 million, of which $150.0 million has been drawn down and is currently outstanding. Borrowings under the Hayfin Credit Facility currently bear interest at a rate per annum equal to 8.5% plus the greater of (i) one or three-month SOFR as we elect and (ii) 1.25%, as more fully described in “Liquidity and Capital Resources”; provided, however, that upon, and during the continuance of, an Event of Default, the interest rate will automatically increase by an additional 300 basis points. We are currently required to make monthly payments of interest during the term of the Hayfin Credit Facility of approximately $1.5 million, with all principal and unpaid interest due at maturity. In addition, our monthly interest rate obligation is subject to rising interest rates. The Hayfin Credit Facility has a maturity date of March 23, 2027, subject to acceleration pursuant to the Hayfin Credit Agreement, including upon an Event of Default. All of our obligations under the Hayfin Credit Facility are secured by a first-priority lien and security interest in substantially all of our and our subsidiaries’ tangible and intangible assets, including intellectual property, and all of the equity interests in our subsidiaries.

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

We have incurred substantial losses during our history. As of December 31, 2022, we had federal and state NOLs of $334.5 million and $211.7 million, respectively. Federal and State NOLs of approximately $55.2 million and $91.8 million, respectively, will begin to expire at various dates beginning in 2027, if not limited by triggering events prior to such time. Under the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), changes in our ownership, in certain circumstances, will limit the amount of federal NOLs that can be utilized annually in the future to offset taxable income. In particular, Section 382 of the Code imposes limitations on a company’s ability to use NOLs upon certain changes in such ownership. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. The acquisition transaction that we completed on June 6, 2017 resulted in a change in ownership of ADMA under Section 382 and, as a result, we were required to write off $57.6 million of federal NOLs. On October 25, 2021, we completed a public offering of our common stock whereby we issued 57,500,000 shares of our common stock resulting in another change of ownership for ADMA under section 382 of the Code, resulting in an additional write-off of $3.0 million of federal NOLs, $28.1 million of state NOLs and $1.0 million of research and development credits. We may experience ownership changes in the future as a result of subsequent changes in our stock ownership that we cannot predict or control that could result in further limitations being placed on our ability to utilize our federal NOLs.

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

As of May 5, 2023, most of our 222,272,962 outstanding shares of common stock, as well as a substantial number of shares of our common stock underlying outstanding warrants, were available for sale in the public market, subject to certain restrictions with respect to sales of our common stock by our affiliates, either pursuant to Rule 144 under the Securities Act, or under effective registration statements. Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, could cause the market price of our common stock to decline or adversely affect demand for our common stock.

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

As of March 31, 2023, BlackRock Inc., Perceptive Advisors, LLC, State Street Corp., Vanguard Group Inc., NWQ Investment Management Co. LLC, Caligan LP and our directors and executive officers and their affiliates owned approximately 36% of the outstanding shares of our common stock. Provisions of our Certificate of Incorporation, our Bylaws and Delaware law may have the effect of deterring unsolicited takeovers or delaying or preventing a change in control of our Company or changes in our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. These provisions include:

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

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board. Currently, our Certificate of Incorporation authorizes the issuance of up to 300,000,000 shares of common stock. As of March 31, 2023, there were 29,380,820 shares remaining available for issuance, after giving effect to 28,346,315 shares of our common stock that were subject to outstanding stock options, RSUs and warrants as of March 31, 2023 that may be issued by us without stockholder approval, as well as an additional 20,010,277 shares reserved for the future issuance of awards under our equity compensation plans.

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

ADMA Biologics, Inc.

Date:	May 10, 2023	By:	/s/ Adam S. Grossman
			Name:	Adam S. Grossman
			Title:	President and Chief Executive Officer

Date:	May 10, 2023	By:	/s/ Brian Lenz
			Name:	Brian Lenz
			Title:	Executive Vice President and Chief Financial Officer

Index
EXHIBIT INDEX

Exhibit Number	Description

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2023).
10.1
Amendment No. 1 to Credit Agreement and Guaranty, dated March 22, 2023, by and among the Company, Hayfin Services LLP and the lenders party thereto (incorporated by reference to Exhibit 10.25.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2023).

10.2
Amendment No. 2 to the Credit and Guaranty Agreement, dated as of May 1, 2023, by and among the Company, Hayfin Services LLP and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2023).

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
101*
The following materials from ADMA Biologics, Inc.’s Form 10-Q for the quarter ended March 31 2023, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2023 (Unaudited) and December 31, 2022, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2023 and 2022, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the three months ended March 31, 2023 and 2022, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2023 and 2022, and (v) Notes to (Unaudited) Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.