Form 10-Q
period 2023-06-30
ADMA BIOLOGICS, INC.
filed 2023-08-09
CIK 1368514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2023
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

As of August 4, 2023, there were 224,906,426 shares of the issuer’s common stock outstanding.

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

These statements may be found under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Quarterly Report on Form 10-Q. Forward-looking statements  may be identified by the use of terms such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” or “should” or the negative thereof or other variations thereof or comparable terminology. Our actual results could differ materially from those contained in the forward-looking statements due to the factors described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. Any forward-looking statement included or incorporated by reference in this Quarterly Report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions related to our operations, industry and future growth. These forward-looking statements speak only as of the dates such statements are made and we undertake no obligation to publicly update any forward-looking statements or to publicly announce revisions to any of the forward-looking statements, unless otherwise required by the federal securities laws.

iii

Index
PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$62,512,889	$86,521,542
Accounts receivable, net	36,731,612	15,505,048
Inventories	161,780,063	163,280,047
Prepaid expenses and other current assets	5,218,735	5,095,146
Total current assets	266,243,299	270,401,783
Property and equipment, net	56,305,620	58,261,481
Intangible assets, net	655,740	1,013,415
Goodwill	3,529,509	3,529,509
Right to use assets	10,003,826	10,485,447
Deposits and other assets	6,289,048	4,770,246
TOTAL ASSETS	$343,027,042	$348,461,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,084,529	$13,229,390
Accrued expenses and other current liabilities	28,745,598	24,989,349
Current portion of deferred revenue	142,834	142,834
Current portion of lease obligations	979,536	905,369
Total current liabilities	41,952,497	39,266,942
Senior notes payable, net of discount	140,312,070	142,833,063
Deferred revenue, net of current portion	1,761,614	1,833,031
End of term fee	1,567,139	1,500,000
Lease obligations, net of current portion	10,221,914	10,704,176
Other non-current liabilities	449,513	350,454
TOTAL LIABILITIES	196,264,747	196,487,666

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock - voting, $0.0001 par value, 300,000,000 shares authorized, 224,526,748 and 221,816,930 shares issued and outstanding	22,453	22,182
Additional paid-in capital	637,916,035	629,968,704
Accumulated deficit	(491,176,193)	(478,016,671)
TOTAL STOCKHOLDERS’ EQUITY	146,762,295	151,974,215
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$343,027,042	$348,461,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

REVENUES	$60,123,191	$33,905,007	$117,036,725	$63,008,100
Cost of product revenue	43,433,188	26,135,614	83,833,732	51,576,660
Gross profit	16,690,003	7,769,393	33,202,993	11,431,440

OPERATING EXPENSES:
Research and development	1,403,260	873,386	2,258,611	1,497,497
Plasma center operating expenses	1,333,424	3,921,486	3,113,887	7,896,075
Amortization of intangible assets	178,838	178,838	357,676	357,676
Selling, general and administrative	14,247,558	11,970,422	28,759,214	25,669,997
Total operating expenses	17,163,080	16,944,132	34,489,388	35,421,245

LOSS FROM OPERATIONS	(473,077)	(9,174,739)	(1,286,395)	(23,989,805)

OTHER INCOME (EXPENSE):
Interest income	414,304	2,269	581,275	35,337
Interest expense	(6,299,107)	(4,573,015)	(12,414,591)	(7,962,053)
Loss on extinguishment of debt	-	-	-	(6,669,941)
Other expense	(12,827)	(19,421)	(39,811)	(186,301)
Other expense, net	(5,897,630)	(4,590,167)	(11,873,127)	(14,782,958)

NET LOSS	$(6,370,707)	$(13,764,906)	$(13,159,522)	$(38,772,763)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.03)	$(0.07)	$(0.06)	$(0.20)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	222,683,393	196,353,185	222,304,676	196,113,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (Unaudited)

For the Three and Six Months Ended June 30, 2023
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	221,816,930	$22,182	$629,968,704	$(478,016,671)	$151,974,215
Stock-based compensation	-	-	1,110,166	-	1,110,166
Vesting of Restricted Stock Units, net of shares withheld for taxes	443,215	44	(640,990)	-	(640,946)
Exercise of stock options	2,443	-	-	-	-
Net loss	-	-	-	(6,788,815)	(6,788,815)
Balance at March 31, 2023	222,262,588	22,226	630,437,880	(484,805,486)	145,654,620
Stock-based compensation	-	-	1,637,038	-	1,637,038
Vesting of Restricted Stock Units, net of shares withheld for taxes	117,484	12	(224,978)	-	(224,966)
Warrants issued in connection with note payable	-	-	5,594,764	-	5,594,764
Cashless exercise of warrants	1,967,847	197	(197)	-	-
Exercise of stock options	178,829	18	471,528	-	471,546
Net loss	-	-	-	(6,370,707)	(6,370,707)
Balance at June 30, 2023	224,526,748	$22,453	$637,916,035	$(491,176,193)	$146,762,295

For the Three and Six Months Ended June 30, 2022
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	195,813,817	$19,581	$553,265,706	$(412,112,721)	$141,172,566
Warrants issued in connection with notes payable	-	-	9,569,604	-	9,569,604
Stock-based compensation	-	-	1,641,388	-	1,641,388
Vesting of Restricted Stock Units, net of shares withheld for taxes and retired	533,712	54	(442,690)	-	(442,636)
Net loss	-	-	-	(25,007,857)	(25,007,857)
Balance at March 31, 2022	196,347,529	19,635	564,034,008	(437,120,578)	126,933,065
Stock-based compensation	-	-	1,191,047	-	1,191,047
Vesting of Restricted Stock Units, net of shares withheld for taxes and retired	8,703	1	41,320	-	41,321
Net loss	-	-	-	(13,764,906)	(13,764,906)
Balance at June 30, 2022	196,356,232	$19,636	$565,266,375	$(450,885,484)	$114,400,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,159,522)	$(38,772,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,130,542	3,314,500
Loss on disposal of fixed assets	18,096	2,638
Interest paid in kind	1,966,160	1,045,660
Stock-based compensation	2,747,204	2,832,435
Amortization of debt discount	1,174,750	927,061
Loss on extinguishment of debt	-	6,669,941
Amortization of license revenue	(71,417)	(71,417)
Changes in operating assets and liabilities:
Accounts receivable	(21,226,562)	9,693,011
Inventories	1,499,984	(21,351,368)
Prepaid expenses and other current assets	(123,590)	(1,060,683)
Deposits and other assets	(1,037,181)	684,777
Accounts payable	(1,144,862)	(1,041,361)
Accrued expenses	4,738,377	(1,461,621)
Other current and non-current liabilities	(293,009)	(254,991)
Net cash used in operating activities	(20,781,030)	(38,844,181)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,817,229)	(6,782,169)
Net cash used in investing activities	(2,817,229)	(6,782,169)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	-	(100,000,000)
Payment of debt refinancing fees	-	(2,000,000)
Proceeds from issuance of note payable	-	151,750,000
Taxes paid on vested Restricted Stock Units	(865,912)	(401,315)
Payments on finance lease obligations	(16,028)	(18,034)
Proceeds from the exercise of stock options	471,546	-
Payment of deferred financing fees	-	(2,378,366)
Net cash (used in) provided by financing activities	(410,394)	46,952,285

Net (decrease) increase in cash and cash equivalents	(24,008,653)	1,325,935
Cash and cash equivalents - beginning of period	86,521,542	51,089,118
Cash and cash equivalents - end of period	$62,512,889	$52,415,053

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

ADMA operates through its wholly-owned subsidiaries ADMA BioManufacturing, LLC (“ADMA BioManufacturing”) and ADMA BioCenters Georgia Inc. (“ADMA BioCenters”). ADMA BioManufacturing was formed in January 2017 to facilitate the acquisition of the Biotest Therapy Business Unit (“BTBU”) from BPC Plasma, Inc. (formerly Biotest Pharmaceuticals Corporation) (“BPC” and, together with Biotest AG, “Biotest”) on June 6, 2017. The acquisition included certain assets of BTBU, including the U.S. Food and Drug Administration (“FDA”)-licensed BIVIGAM and Nabi-HB immunoglobulin products, and an FDA-licensed plasma fractionation manufacturing facility located in Boca Raton, FL (the “Boca Facility”) (the “Biotest Transaction”). BTBU had previously been the Company’s third-party contract manufacturer. ADMA BioCenters is the Company’s source plasma collection business with ten plasma collection facilities located throughout the U.S., nine of which hold an approved license with the FDA.

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

As of June 30, 2023, the Company had working capital of $224.3 million, including $62.5 million of cash and cash equivalents. Based upon the Company’s current projected revenue and expenditures, including capital expenditures and continued implementation of the Company’s commercialization and expansion activities, the Company’s management currently believes that its cash, cash equivalents, projected revenue and accounts receivable will be sufficient to fund ADMA’s operations, as currently conducted, through the end of the third quarter of 2024, by which time the Company believes it will have been generating positive cash flow from operations. These estimates may change based upon several factors, including the success of the Company’s commercial efforts with respect to the sale of its products, whether or not the assumptions underlying the Company’s projected revenues and expenses are correct and the continued acceptability of ADMA’s immune globulin products by physicians, patients or payers. There can be no assurance that the Company’s approved products will be commercially viable, or that plant capacity expansion or other capital improvements will be successfully completed or that any product developed in the future will be approved. The Company is subject to risks common to companies in the biologics, biotechnology and pharmaceutical manufacturing industries including, but not limited to, dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, inflationary pressures, supply chain constraints, protection of proprietary technology and compliance with FDA and other governmental regulations and approval requirements.

ADMA continues to evaluate a variety of strategic alternatives. While the exploration of value-creating opportunities remains a top corporate priority for the Company, ADMA has terminated its financial advisory agreement with Morgan Stanley.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 23, 2023.  The accompanying consolidated balance sheet as of December 31, 2022 was derived from the audited financial statements as of and for the year ended December 31, 2022. These condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X, and therefore omit or condense certain footnotes and other information normally included in complete consolidated financial statements prepared in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2023, its results of operations and changes in stockholders’ equity for the three and six months ended June 30, 2023 and its cash flows for the six months ended June 30, 2023 and 2022.

During the three and six months ended June 30, 2023 and 2022, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying condensed consolidated statements of operations. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Accounts Receivable
Accounts receivable is reported at realizable value, net of allowances for contractual credits and doubtful accounts in the amount of $0.2 million and $0.1 million at June 30, 2023 and December 31, 2022, respectively, which are recognized in the period the related revenue is recorded. The Company extends credit to its customers based upon an evaluation of each customer’s financial condition and credit history. Evaluations of the financial condition, payment history and associated credit risk of customers are performed on an ongoing basis. Based on these evaluations, the Company has concluded that its credit risk is minimal. At June 30, 2023, three customers accounted for an aggregate of 94% of the Company’s total accounts receivable, and at December 31, 2022, two customers accounted for approximately 92% of the Company’s total accounts receivable.

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired by the Company. Goodwill at June 30, 2023 and December 31, 2022 was $3.5 million.  All of the Company’s goodwill is attributable to its ADMA BioManufacturing business segment and is related to the Biotest Transaction.

Goodwill is not amortized but is assessed for impairment on an annual basis or more frequently if impairment indicators exist. The Company has the option to perform a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill and other intangible assets. If the Company concludes that this is the case, then it must perform a goodwill impairment test by comparing the fair value of the reporting unit to its carrying value. An impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The Company performs its annual goodwill impairment test as of October 1 of each year.  The Company’s annual goodwill impairment test as of October 1, 2022 did not result in a goodwill impairment charge, and the Company did not record any impairment charges related to goodwill for the three and six months ended June 30, 2023 and 2022.

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets, which include property and equipment and finite-lived intangible assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s carrying value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the three and six months ended June 30, 2023 and 2022, the Company determined that there was no impairment of its long-lived assets.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Revenue Recognition

Revenues for the three and six months ended June 30, 2023 and 2022 are comprised of (i) revenues from the sale of the Company’s immunoglobulin products, BIVIGAM, ASCENIV and Nabi-HB, (ii) product revenues from the sale of human plasma collected through the Company’s Plasma Collection Centers business segment, (iii) contract manufacturing and laboratory services revenue, (iv) revenues from the sale of intermediate by-products; and (v) license and other revenues primarily attributable to the out-licensing of ASCENIV to Biotest in 2012 to market and sell this product in Europe and selected countries in North Africa and the Middle East. Biotest has provided the Company with certain services and financial payments in accordance with the related Biotest license agreement and is obligated to pay the Company certain amounts in the future if certain milestones are achieved. Deferred revenue is amortized into income over the term of the Biotest license, representing a period of approximately 22 years.

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

For the six months ended June 30, 2023, two customers represented an aggregate of 68% of the Company’s consolidated revenues. For the six months ended June 30, 2022, two customers represented an aggregate of 73% of the Company’s consolidated revenues.

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

Loss Per Common Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per common share is calculated by dividing net loss attributable to common stockholders, as adjusted for the effect of dilutive securities, if any, by the weighted average number of shares of common stock and dilutive common stock outstanding during the period. Potentially dilutive common stock includes the shares of common stock issuable upon the exercise of outstanding stock options and warrants, using the treasury stock method, as well as Restricted Stock Units (“RSUs”). Potentially dilutive common stock is excluded from the diluted loss per common share computation to the extent that it would be anti-dilutive. As a result, no potentially dilutive securities are included in the computation of any of the accompanying diluted loss per share amounts in the accompanying condensed consolidated financial statements as the Company reported a net loss for all periods presented. For the six months ended June 30, 2023 and 2022, the following securities were excluded from the calculation of diluted loss per common share because of their anti-dilutive effects:

	For the Six Months Ended June 30,
	2023	2022
Stock options	9,641,312	8,504,179
Restricted Stock Units	4,818,649	4,742,383
Warrants	12,502,906	13,556,898
	26,962,867	26,803,460

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

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2023 and December 31, 2022, and during the six months ended June 30, 2023 and 2022 the Company recognized no adjustments for uncertain tax positions.

3.	INVENTORIES

The following table provides the components of inventories:

	June 30, 2023	December 31, 2022
Raw materials	$49,999,565	$48,644,527
Work-in-process	59,438,404	56,170,853
Finished goods	52,342,094	58,464,667
Total inventories	$161,780,063	$163,280,047

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

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4.	INTANGIBLE ASSETS

Intangible assets at June 30, 2023 and December 31, 2022 consist of the following:

	June 30, 2023			December 31, 2022
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Trademark and other intangible rights related to Nabi-HB	$4,100,046	$3,563,135	$536,911	$4,100,046	$3,270,276	$829,770
Rights to intermediates	907,421	788,592	118,829	907,421	723,776	183,645
	$5,007,467	$4,351,727	$655,740	$5,007,467	$3,994,052	$1,013,415

All of the Company’s intangible assets were acquired in the Biotest Transaction. Amortization expense related to these intangible assets was $0.2 million for the three months ended June 30, 2023 and 2022, and $0.4 million for the six months ended June 30, 2023 and 2022. Estimated future aggregate amortization expense is expected to be as follows:

Remainder of 2023	$357,676
2024	298,064

5.	PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation are summarized as follows:

	June 30, 2023	December 31, 2022
Manufacturing and laboratory equipment	$19,882,071	$18,767,807
Office equipment and computer software	5,939,060	5,318,669
Furniture and fixtures	5,686,470	5,109,898
Construction in process	3,001,429	6,726,995
Leasehold improvements	20,804,547	17,930,905
Land	4,339,441	4,339,441
Buildings and building improvements	19,856,505	19,544,307
	79,509,523	77,738,022
Less: Accumulated depreciation	(23,203,903)	(19,476,541)
Total property, plant and equipment, net	$56,305,620	$58,261,481

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

The Company recorded depreciation expense on property and equipment for the three months ended June 30, 2023 and 2022 of $1.9 million and $1.5 million, respectively, and for the six months ended June 30, 2023 and 2022 of $3.8 million and $3.0 million, respectively.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023	December 31, 2022
Accrued rebates	$16,029,095	$11,436,484
Accrued distribution fees	5,344,306	3,166,896
Accrued incentives	2,200,871	4,193,919
Accrued testing	301,980	309,867
Accrued payroll and other compensation	2,671,851	4,086,379
Other	2,197,495	1,795,804
Total accrued expenses and other current liabilities	$28,745,598	$24,989,349

7.	DEBT

A summary of outstanding senior notes payable is as follows:

	June 30, 2023	December 31, 2022
Notes payable	$156,713,906	$154,747,746
Less:
Debt discount	(16,401,836)	(11,914,683)
Senior notes payable	$140,312,070	$142,833,063

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

From the time of the Hayfin Closing Date through May 1, 2023, borrowings under the Hayfin Credit Agreement bore interest, at the Company’s election, at either (a) a base rate (equal to the highest of (i) the rate of interest per annum last quoted by The Wall Street Journal as the “Prime Rate” in the United States, (ii) the federal funds rate in effect on such day plus 0.50% and (iii) adjusted Term Secured Overnight Financing Rate (“SOFR”) for a one-month tenor in effect on such day plus 1.00%), plus an applicable margin of 8.5%, or (b) adjusted Term SOFR for either a one-month or three-month tenor, as elected by the Company, and subject to a floor of 1.25%, plus an applicable margin of 9.5% (the “Applicable Margin”); provided, however, that upon, and during the continuance of, an Event of Default, the Applicable Margin increases by an additional 3% per annum. On the last day of each calendar month or quarter during the term of the Hayfin Credit Facility, the Company pays accrued interest to Hayfin. The rate of interest in effect as of June 30,2023 and December 31, 2022  was 13.7% and 13.9%, respectively. The Company is also permitted to pay “in kind” a portion of the interest on the Hayfin Loans for each monthly or quarterly interest period in an amount equal to 2.5% per annum, which is added to the principal amount of the outstanding debt under the Hayfin Credit Facility. For the six months ending June 30,2023, approximately $2.0 million of interest was paid in kind and added to the balance of the outstanding Hayfin Loans.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
On the Hayfin Maturity Date, the Company will pay Hayfin the entire outstanding principal amount underlying the Hayfin Loans and any accrued and unpaid interest thereon, as well as an exit fee of 1.0% of the outstanding principal amount being paid. This exit fee is recorded separately as a non-current liability on the accompanying consolidated balance sheets as of June 30,2023 and December 31,2022. Prior to the Hayfin Maturity Date, there are no scheduled principal payments on the Hayfin Loans.

All of the Company’s obligations under the Hayfin Credit Agreement are secured by a first-priority lien and security interest in substantially all of the Company’s tangible and intangible assets, including intellectual property and all of the equity interests in the Company’s subsidiaries. The Hayfin Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The negative covenants restrict or limit the ability of the Company and its subsidiaries to, among other things and subject to certain exceptions contained in the Hayfin Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to the Company’s or its subsidiaries’ business activities; make certain Investments or Restricted Payments (each as defined in the Hayfin Credit Agreement); change its fiscal year; pay dividends; repay certain other indebtedness; engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that have the impact of restricting the Company’s ability to make loan repayments under the Hayfin Credit Agreement. In addition, the Company is required (i) at all times prior to the Maturity Date to maintain a minimum cash balance of $6.0 million; and (ii) as of the last day of each fiscal quarter, report IVIG product and related revenues for the trailing 12-month period that exceed the amounts set forth in the Hayfin Credit Agreement, which range from $75.0 million for the fiscal quarter ended June 30, 2022 to $250.0 million for the fiscal quarter ended December 31, 2026. As of June 30, 2023, the Company was in compliance with all of the covenants contained in the Hayfin Credit Agreement.

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

On May 1, 2023, the Company entered into a second amendment to the Hayfin Credit Agreement (the “Hayfin Second Amendment”) whereby the Applicable Margin for adjusted Term SOFR Loans was reduced from 9.5% to 8.5%. The Hayfin Second Amendment also extended the obligation of the lenders to make the Hayfin Delayed Draw Loan from June 30, 2023 to December 31, 2023.

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

In connection with the Hayfin Second Amendment, the Company issued additional warrants to the lenders to purchase 2,391,244 shares of the Company’s common stock at an exercise price of $3.2619 per share (the “Hayfin Second Amendment Warrants”). The Hayfin Second Amendment Warrants were valued at approximately $5.6 million and have an expiration date of May 1, 2030.

As a result of the upfront fee and exit fee paid or payable to Hayfin, the expenses incurred by the Company  in connection with this transaction and the value of the Hayfin Warrants and Hayfin Second Amendment Warrants, the Company recognized an aggregate discount on the Hayfin Loans in the amount of $19.5 million. The Company records debt discount as a reduction to the face amount of the debt, and the debt discount is amortized as interest expense over the life of the debt using the interest method. Based on the fair value of the Hayfin Warrants and the aggregate amount of fees and expenses associated with obtaining the Hayfin Credit Facility, the effective interest rate on the Hayfin Loans as of June 30,2023 and December 31, 2022 was approximately 17.4% and 16.1%, respectively.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is currently authorized to issue up to 10 million shares of preferred stock, $0.0001, par value per share. There were no shares of preferred stock outstanding at June 30, 2023 and December 31, 2022.

Common Stock

As of June 30, 2023 and December 31, 2022, the Company was authorized to issue 300,000,000 shares of its common stock, $0.0001 par value per share, and 224,526,748 and 221,816,930 shares of common stock were outstanding as of June 30, 2023 and December 31, 2022, respectively. After giving effect to the 46,940,501 shares reserved for outstanding warrants and awards issued or reserved for future issuance under the Company’s equity incentive plans, as of June 30, 2023 there were 28,532,751 shares of common stock available for issuance.

Warrants

In connection with the Hayfin Credit Agreement that the Company entered into on March 23, 2022 (see Note 7), the Company issued the Hayfin Warrants to purchase 9,103,047 shares of the Company’s common stock. The Hayfin Warrants were valued at $9.6 million using the Black-Scholes option-pricing model assuming an expected term of seven years, a volatility of 68.1%, a dividend yield of 0% and a risk-free rate of interest of 2.36%. On May 1, 2023 the Company issued the Hayfin Second Amendment Warrants, which were valued at $5.6 million using the Black-Scholes option-pricing model assuming an expected term of seven years, a volatility of 67.8%, a dividend yield of 0% and a risk-free rate of interest of 3.62%.

On May 13, 2023, warrants to purchase 24,800 shares of the Company’s common stock held by a former noteholder of the Company expired in accordance with their terms. On June 16, 2023, various entities affiliated with Hayfin exercised 3,388,686 Hayfin Warrants in a cashless exercise transaction resulting in the Company issuing 1,967,847 shares of its common stock to such entities. At June 30, 2023 and December 31, 2022, the Company had outstanding warrants to purchase an aggregate of 12,502,906 and 13,525,148 shares, respectively, of common stock, with weighted-average exercise prices of $2.32 and $1.99 per share, respectively, with expiration dates ranging between December 2024 and December 2030.

Equity Incentive Plans

The fair value of stock options granted under the Company’s equity incentive plans was determined on the date of grant using the Black-Scholes option valuation model. The Black-Scholes model was developed for use in estimating the fair value of publicly traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of certain subjective assumptions including the expected stock price volatility. The stock options granted to employees and directors have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. The following assumptions were used to determine the fair value of options granted during the six months ended June 30, 2023 and 2022:

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	Six Months Ended June 30,
	2023	2022
Expected term	5.5 - 6.3 years	5.5 - 6.3 years
Volatility	68%	68%
Dividend yield	0.0	0.0
Risk-free interest rate	4.20-4.24%	1.72-1.73%

On June 21, 2022, the Company’s stockholders approved the ADMA Biologics, Inc. 2022 Compensation Plan (the “2022 Equity Plan”), which replaced the ADMA Biologics, Inc. 2014 Omnibus Incentive Compensation Plan. Approval of the 2022 Equity Plan resulted in approximately 18 million additional shares of the Company’s common stock being reserved for future awards. During the six months ended June 30, 2023 and 2022, the Company granted options to purchase an aggregate of 1,727,510 and 1,194,032 shares of common stock, respectively, to its directors and employees.  The weighted average remaining contractual life of stock options outstanding and expected to vest at June 30, 2023 is 6.2 years. The weighted average remaining contractual life of stock options exercisable at June 30, 2023 is 5.0 years. During the six months ended June 30, 2023, options to purchase 178,829 shares of common stock were exercised and the Company received aggregate exercise proceeds of $0.5 million. Also during the six months ended June 30, 2023, options to purchase 5,416 shares of common stock were exercised in a cashless transaction resulting in the issuance of 2,443 shares of common stock.

A summary of the Company’s option activity under the Company’s equity incentive plans and related information is as follows:

	Shares	Weighted Average Exercise Price
Options outstanding, vested and expected to vest at December 31, 2022	8,256,211	$3.37
Forfeited	(76,866)	$2.86
Expired	(81,298)	$5.72
Granted	1,727,510	$3.35
Exercised	(184,245)	$2.62
Options outstanding, vested and expected to vest at June 30, 2023	9,641,312	$3.36

Options exercisable	6,690,912	$3.64

As of June 30, 2023, the Company had $4.9 million of unrecognized compensation expense related to options granted under the Company’s equity incentive plans, which is expected to be recognized over a weighted-average period of 2.9 years.

During the six months ended June 30, 2023 and 2022, the Company granted RSUs representing an aggregate of 2,976,260 and 1,109,266 shares, respectively, to certain employees of the Company and to members of its Board of Directors. These RSUs generally vest annually over a period of four years for employees and semi-annually over a period of one year for directors. During the six months ended June 30, 2023, an aggregate of 806,781 shares of common stock vested in connection with grants of RSUs. With respect to these vested RSUs, 246,082 shares valued at approximately $0.9 million were withheld by the Company to cover employees’ tax liabilities. These shares were no longer outstanding as of June 30, 2023. A summary of the Company’s unvested RSU activity and related information is as follows:

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2022	2,866,987	$1.59
Granted	2,976,260	$3.37
Vested	(806,781)	$1.64
Forfeited	(217,817)	$2.53
Balance at June 30, 2023	4,818,649	$2.64

As of June 30, 2023, the Company had $11.6 million of unrecognized compensation expense related to unvested RSUs granted under the Company’s equity incentive plans, which is expected to be recognized over a weighted-average period of 3.2 years.

Total stock-based compensation expense for all awards granted under the Company’s equity incentive plans for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$9,418	$4,898	$14,803	$9,569
Plasma center operating expenses	39,707	19,615	62,762	40,667
Selling, general and administrative	1,410,073	1,068,215	2,388,197	2,585,817
Cost of product revenue	177,840	98,319	281,442	196,382
Total stock-based compensation expense	$1,637,038	$1,191,047	$2,747,204	$2,832,435

9.	RELATED PARTY TRANSACTIONS

The Company leases an office building and equipment from Areth, LLC (“Areth”) pursuant to an agreement for services effective as of January 1, 2016, as amended from time to time, and pays monthly rent on this facility in the amount of $10,000 through December 31, 2026. Rent expense for the three and six months ended June 30, 2023 and 2022 amounted to $30,000 and $60,000, respectively. Areth is a company controlled by Dr. Jerrold B. Grossman, the Vice Chairman of the Company’s Board of Directors, and Adam S. Grossman, the Company’s President and Chief Executive Officer. The Company also reimburses Areth for office and building-related (common area) expenses, equipment and certain other operational expenses, which were not material to the condensed consolidated financial statements for the six months ended June 30, 2023 and 2022.

During the six months ended June 30, 2023 and 2022, the Company purchased certain specialized medical equipment and services primarily related to the Company’s plasma collection centers, as well as personal protective equipment, from GenesisBPS and its affiliates (“Genesis”), aggregating to $0.2 million and $0.1 million, respectively. Genesis is owned by Dr. Grossman and Adam Grossman.

See Note 7 for a discussion of the Company’s former credit facility and related transactions with Perceptive, a holder of more than 5% of the Company’s common stock during the six months ended June 30, 2022. There were no transactions with Perceptive during the six months ended June 30, 2023.

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

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
IT Systems Disruption

On June 19, 2023, the Company experienced an IT systems disruption, which rendered certain of the Company’s IT technology systems inaccessible for less than one week. The Company’s investigation of the disruption remains ongoing with the assistance of third-party consultants. As no definitive root cause has been identified, the Company believes, theoretically, this IT systems disruption may have been caused by a third-party who may have gained access to the system. There was no original financial systems or other data loss or any evidence of files exfiltrated due to this disruption. Normal course operations have resumed across the Company’s business units. At the time of the disruption, the Company was in production of two batches of BIVIGAM, and after a prolonged hold time, it was deemed to be a prudent GMP quality decision to discard these two in-process production batches as these batches were no longer viable for further production or had any alternative use. As a result, the Company recorded a one-time, non-recurring charge of $2.1 million for this inventory, which is reflected in Cost of product revenue in the accompanying consolidated statements of operations. In addition, the Company believes that its Plasma center operating expenses were adversely impacted by approximately $0.7 million due to the temporary closing of the Company’s plasma collection centers while their IT systems were restored.

The Company carries appropriate insurance for these types of instances, and while there can be no assurances ADMA will be reimbursed for the insurance claims made pertaining to these charges, the Company is actively working with its insurance broker and carriers.

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

The pandemic could also impact the Company’s ability to interact with the FDA or other regulatory authorities and could result in delays in the conduct of inspections or review of pending applications or submissions. Although the Company has received FDA approvals for six of its plasma collection centers since January 1, 2022 and received several other FDA approvals while two FDA inspections of the Boca Facility were completed during the year ended December 31, 2021, no assurances can be provided as to the timing for completion of any future regulatory submissions or applications that may be impacted by restrictions related to COVID-19.

During the six months ended June 30, 2023 and 2022, revenue attributable to international customers was approximately 7% of the Company’s total revenues. As the Company seeks to grow this aspect of its business, it may also be subject to the impacts of the COVID-19 pandemic in locations outside the United States.

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

Through December 31, 2022, the Company purchased substantially all of its raw material plasma from Grifols. For the six months ended June 30, 2023, plasma purchases from Grifols totaled $5.2 million, or approximately 26% of the Company’s total inventory purchases. For the six months ended June 30, 2022, plasma purchases from Grifols totaled $22.8 million, representing approximately 66% of the Company’s total inventory purchases.

Post-Marketing Commitments

In connection with the approval of the BLA for BIVIGAM, on December 19, 2012, Biotest committed to perform two additional post-marketing studies, a pediatric study to evaluate the efficacy and safety of BIVIGAM in children and adolescents, and a post-authorization safety study to further assess the potential risk of hypotension and hepatic and renal impairment in BIVIGAM-treated patients with primary humoral immunodeficiency. These studies were required to be completed by June of 2023 and both studies have been completed and the study reports have been submitted to the FDA.  ADMA had assumed the remaining obligations, and the costs of the studies have been expensed as incurred as research and development expenses. For the six months ended June 30, 2023 and 2022, the Company incurred expenses related to these studies of $1.4 million and $0.9 million, respectively.

In connection with the FDA’s approval of ASCENIV on April 1, 2019, the Company is required to perform a pediatric study to evaluate the safety and efficacy of ASCENIV in children and adolescents. For the six months ended June 30, 2023 and 2022, the Company incurred expenses related to this study in the amount of $0.4 million and $0.2 million, respectively. The Company expects to incur expenses of approximately $1.5 million to complete this study, which is required to be completed by June of 2026.

Employment Contracts

The Company has entered into employment agreements with Mr. Grossman and with Brian Lenz, its Executive Vice President, Chief Financial Officer and General Manager, ADMA BioCenters.

Other Commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of June 30, 2023. The Company does not anticipate recognizing any significant losses relating to these arrangements.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
11.	SEGMENTS

The Company is engaged in the manufacture, marketing and development of specialty plasma-derived biologics.  The Company’s ADMA BioManufacturing segment reflects the Company’s immunoglobulin manufacturing, commercial and development operations in Boca Raton, FL.  The Plasma Collection Centers segment consists of ten operational plasma collection facilities located throughout the U.S., nine of which currently hold FDA licenses. The Corporate segment includes general and administrative overhead expenses. The Company defines its segments as those business units whose operating results are regularly reviewed by the chief operating decision maker (“CODM”) to analyze performance and allocate resources. The Company’s CODM is its President and Chief Executive Officer. Summarized financial information concerning reportable segments is shown in the following tables:

Three Months Ended June 30, 2023
	ADMA BioManufacturing	Plasma Collection Centers	Corporate	Consolidated

Revenues	$59,761,136	$326,346	$35,709	$60,123,191

Cost of product revenue	43,040,754	392,434	-	43,433,188

Income (loss) from operations	6,083,663	(1,399,512)	(5,157,228)	(473,077)

Interest and other (expense) income, net	(5,622)	23	(5,892,031)	(5,897,630)

Net income (loss)	6,078,041	(1,399,489)	(11,049,259)	(6,370,707)

Total assets	248,163,333	37,459,126	57,404,583	343,027,042
Depreciation and amortization expense	1,282,401	815,176	-	2,097,577

Three Months Ended June 30, 2022
	ADMA	Plasma Collection
	BioManufacturing	Centers	Corporate	Consolidated

Revenues	$32,120,119	$1,749,179	$35,709	$33,905,007

Cost of product revenue	24,287,122	1,848,492	-	26,135,614

Loss from operations	(445,248)	(4,020,799)	(4,708,692)	(9,174,739)

Interest and other expense, net	(17,796)	(336)	(4,572,035)	(4,590,167)

Net loss	(463,044)	(4,021,135)	(9,280,727)	(13,764,906)

Total assets	220,052,465	34,078,909	42,800,955	296,932,329
Depreciation and amortization expense	1,159,732	564,396	155	1,724,283

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2023
	ADMA	Plasma Collection
	BioManufacturing	Centers	Corporate	Consolidated

Revenues	$109,338,071	$7,627,237	$71,417	$117,036,725

Cost of product revenue	76,974,537	6,859,195	-	83,833,732

Income (loss) from operations	11,560,102	(2,345,845)	(10,500,652)	(1,286,395)

Interest and other expense, net	(29,401)	(204)	(11,843,522)	(11,873,127)

Net income (loss)	11,530,701	(2,346,049)	(22,344,174)	(13,159,522)

Capital expenditures	1,195,202	1,622,027	-	2,817,229
Depreciation and amortization expense	2,575,009	1,555,533	-	4,130,542

Six Months Ended June 30, 2022
	ADMA	Plasma Collection
	BioManufacturing	Centers	Corporate	Consolidated

Revenues	$57,848,744	$5,087,939	$71,417	$63,008,100

Cost of product revenue	46,500,902	5,075,758	-	51,576,660

Loss from operations	(4,720,538)	(7,883,894)	(11,385,373)	(23,989,805)

Interest and other expense, net	(67,062)	(1,066)	(8,044,889)	(8,113,017)

Loss on extinguishment of debt	-	-	(6,669,941)	(6,669,941)

Net loss	(4,787,600)	(7,884,960)	(26,100,203)	(38,772,763)

Capital expenditures	2,584,906	4,197,263	-	6,782,169
Depreciation and amortization expense	2,271,683	1,041,899	918	3,314,500

Net revenues according to geographic area, based on the location of where the product is shipped, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$56,607,815	$31,274,844	$109,302,538	$58,590,995
International	3,515,376	2,630,163	7,734,187	4,417,105
Total revenues	$60,123,191	$33,905,007	$117,036,725	$63,008,100

12.	LEASE OBLIGATIONS

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

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company determines if an arrangement is an operating lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. All other leases are recorded on the balance sheet with assets representing the right to use the underlying asset for the lease term and lease liabilities representing the obligation to make lease payments arising from the lease. For all of its leases, the Company has elected and applies the practical expedient available to lessees to combine non-lease components with their related lease components and account for them as a single combined lease component. Right-to-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of the lease payments is determined using the Company’s incremental borrowing rate. The Company’s lease expense is recognized on a straight-line basis over the lease term and is reflected in Plasma center operating expenses and Selling, general and administrative expenses. Aggregate lease expense for the Company’s leases for the three months ended June 30, 2023 and 2022 was approximately $0.6 million and $0.5 million, respectively, and aggregate lease expense for the six months ended June 30, 2023 and 2022 was $1.2 million and $0.9 million, respectively. Cash paid for the Company’s leases for the three months ended June 30, 2023 and 2022 was approximately $0.6 million and $0.4 million, respectively, and cash paid for the six months ended June 30, 2023 and 2022 was approximately $1.1 million and $0.8 million, respectively.

The Company has aggregate lease liabilities of $11.2 million and $11.6 million as of June 30, 2023 and December 31, 2022, respectively, which are comprised primarily of the leases for the Company’s plasma collection centers and a warehouse lease for raw material storage related to the Company’s immunoglobulin manufacturing operations.  The Company’s operating leases have a weighted average remaining term of 8.1 years. Scheduled payments under the Company’s lease obligations are as follows:

Remainder of 2023	$1,213,264
Year ended December 31, 2024	2,343,314
2025	2,366,432
2026	2,116,036
2027	2,040,690
2028	2,087,825
Thereafter	6,150,746
Total payments	18,318,307
Less: imputed interest	(7,116,857)
Current portion	(979,536)
Balance at June 30, 2023	$10,221,914

13.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information for the six months ended June 30, 2023 and 2022 is as follows:

	2023	2022
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$9,273,681	$5,989,332
Noncash Financing and Investing Activities:
Equipment acquired reflected in accounts payable and accrued liabilities	$511,377	$1,164,319
Right-to-use assets in exchange for lease obligations	$-	$3,660,890
Warrants issued in connection with notes payable	$5,594,764	$9,569,604

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We manufacture these products at our FDA-licensed, plasma fractionation and purification facility located in Boca Raton, Florida with a peak annual source plasma processing capability of up to 600,000 liters (the “Boca Facility”). Based on current production yields, our completed and ongoing supply chain enhancements and capacity expansion initiatives, we believe this facility has the potential to produce quantities of our immune globulin (“IG”) products representing annual revenues of $240 million or more in 2023, potentially more than $275 million in annual revenue in 2024 and potentially in excess of $325 million of annual revenue thereafter, as well as achieving profitability during the first quarter of 2024. At these revenue levels, we forecast achieving consolidated gross margins in the range of 40-50% and net income margins in the range of 20-30%. These assumptions translate to potential annual gross profit and net income in the range of $110-$160 million and $55-$100 million, respectively, during the 2024-2025 time period and beyond.

Index
Through our ADMA BioCenters subsidiary, we currently operate ten source plasma collection facilities in the U.S. This business unit, which we refer to as our Plasma Collection Centers business segment, provides us with substantially all of our blood plasma for the manufacture of our products, and also allows us to sell certain quantities of source plasma and certain other plasma products to third-party customers for further manufacturing. Currently, nine of our plasma collection centers hold FDA licenses, with the remaining plasma collection center anticipated to receive FDA approval later in 2023. In addition, three of our FDA-approved plasma collection centers also have approvals from the Korean Ministry of Food and Drug Safety (“MFDS”), as well as FDA approval to operate a Hepatitis B immunization program. A typical plasma collection center, such as those operated by ADMA BioCenters, can collect approximately 30,000 to 50,000 liters of source and hyperimmune plasma annually, which may be sold for different prices depending upon the type of plasma, quantity of purchase and market conditions at the time of sale. Plasma collected from ADMA BioCenters’ facilities that is not used to manufacture our products is sold to third-party customers in the U.S. and in other locations outside the U.S. where we are approved under supply agreements or in the open “spot” market.

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

Index
The pandemic could also impact our ability to interact with the FDA or other regulatory authorities and could result in delays in the conduct of inspections or review of pending applications or submissions. Although we have received FDA approvals for six of our plasma collection centers since January 1, 2022 and received several other FDA approvals while two FDA inspections of the Boca Facility were completed during the year ended December 31, 2021, no assurances can be provided as to the timing for completion of any future regulatory submissions or applications that may be impacted by restrictions related to COVID-19.

During the six months ended June 30, 2023 and 2022, our revenue attributable to international customers was approximately 7% of our total revenues. As we seek to grow this aspect of our business, we may also be subject to the impacts of the COVID-19 pandemic in locations outside the United States.

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

IT SYSTEMS DISRUPTION

On June 19, 2023, we experienced an IT systems disruption, which rendered certain of our IT technology systems inaccessible for less than one week. Our investigation of the disruption remains ongoing with the assistance of third-party consultants. As no definitive root cause has been identified, we believe, theoretically, this IT systems disruption may have been caused by a third-party who may have gained access to the system. There was no original financial systems or other data loss or any evidence of files exfiltrated due to this disruption. Normal operations have resumed across our business units. At the time of the disruption, we were in production of two batches of BIVIGAM, and after a prolonged hold time, it was deemed to be a prudent GMP quality decision to discard these two in-process production batches as these batches were no longer viable for further production or had any alternative use. As a result, we recorded a one-time, non-recurring charge of $2.1 million for this inventory, which is reflected in Cost of product revenue in the accompanying consolidated statements of operations. In addition, we believe that our Plasma center operating expenses were adversely impacted by approximately $0.7 million due to the temporary closing of our plasma collection centers while their IT systems were restored.

We carry appropriate insurance for these types of instances, and while there can be no assurances ADMA will be reimbursed for the insurance claims made pertaining to these charges, we are actively working with its insurance broker and carriers.

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

Stock-Based Compensation and Valuation of Warrants

All equity-based payments, including grants of stock options and Restricted Stock Units (“RSUs”) are recognized at their estimated fair value at the date of grant, and compensation expense is recognized on a straight-line basis over the grantee’s requisite vesting period. For the purpose of valuing stock options granted to our employees, directors and officers, we use the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of publicly traded options, which have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the underlying Black-Scholes assumptions can materially affect the fair value estimate. To determine the risk-free interest rate, we utilize the U.S. Treasury yield curve in effect at the time of the grant with a term consistent with the expected term of our awards. The expected term of the options granted is in accordance with U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletins 107 and 110 and is based on the average between vesting terms and contractual terms. The expected dividend yield reflects our current and expected future policy for dividends on our Common Stock. The expected stock price volatility for our stock options was calculated by examining the historical volatility of our Common Stock since our Common Stock. We will continue to analyze the expected stock price volatility and expected term assumptions and will adjust our Black-Scholes option pricing assumptions as appropriate. Any changes in the foregoing Black-Scholes assumptions, or if we were to elect to utilize an alternative method for valuing stock options granted to employees, directors and officers, could potentially impact our stock-based compensation expense and our results of operations.

Index
We also use the Black-Scholes option valuation model for the purpose of estimating the fair value of warrants we issue from time to time in connection with the issuance of notes payable. Changes in our Black-Scholes assumptions, or if we were to utilize an alternative method for valuing warrants issued to our lenders, could impact our interest expense and results of operations.

Impairment of Long-Lived Assets

We assess the recoverability of our long-lived assets, which include property and equipment and definite-lived intangible assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s carrying value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the six months ended June 30, 2023 and 2022, we determined that there was no impairment of our long-lived assets. Examples of events or circumstances that may be indicative of impairment that would require the use of significant judgment by management include:

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

Goodwill is not amortized but is assessed for impairment on an annual basis or more frequently if impairment indicators exist. The testing of goodwill for impairment requires us to determine whether or not the fair value of the reporting unit associated with the goodwill is less than its carrying amount, including goodwill and other intangible assets. An impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value, with the impairment loss recognized not to exceed the total amount of goodwill allocated to that reporting unit. In order to determine the fair value of the reporting unit, we utilize the fair value of the Company as a whole, as determined by its market capitalization. Determination of the fair value and carrying value of each reporting unit, relative to the fair value of the Company, requires management to employ certain estimates, assumptions and judgment, which we believe are reasonable. However, any changes to these estimates and assumptions could impact our determination of whether or not our goodwill is impaired. We did not recognize any impairment charges related to goodwill for the six months ended June 30, 2023 and 2022.

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

Index
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

The following table presents a summary of the changes in our results of operations for the three months ended June 30, 2023, our second fiscal quarter, compared to the three months ended June 30, 2022:

	Three Months Ended June 30,
	2023	2022	Increase (Decrease)
Revenues	$60,123,191	$33,905,007	$26,218,184
Cost of product revenue	43,433,188	26,135,614	17,297,574
Gross profit	16,690,003	7,769,393	8,920,610
Research and development expenses	1,403,260	873,386	529,874
Plasma center operating expenses	1,333,424	3,921,486	(2,588,062)
Amortization of intangibles	178,838	178,838	-
Selling, general and administrative expenses	14,247,558	11,970,422	2,277,136
Loss from operations	(473,077)	(9,174,739)	8,701,662
Interest expense	(6,299,107)	(4,573,015)	(1,726,092)
Other income (expense), net	401,477	(17,152)	418,629
Net loss	$(6,370,707)	$(13,764,906)	$7,394,199

Adjusted EBITDA *	$6,432,987	$(6,276,562)	$12,709,549

* - See Non-GAAP Financial Measures appearing at the end of this discussion

Revenues

We recorded total revenues of $60.1 million during the three months ended June 30, 2023, as compared to $33.9 million during the three months ended June 30, 2022, an increase of $26.2 million, or approximately 77%. The increase is primarily related to increased sales of our immunoglobulin products, mainly ASCENIV and BIVIGAM, generated by our Boca Facility manufacturing operations in 2023 of $27.7 million, as we continue to experience increased physician, payer and patient acceptance and utilization of ASCENIV and expand our customer base for BIVIGAM.

The foregoing increase in IVIG revenues in the second quarter of 2023 was partially offset by a $1.4 million decrease in third-party plasma sales by our Plasma Collection Centers business segment. During the first quarter of 2023, we fulfilled our entire commitment to supply normal source plasma (“NSP”) to our primary third-party customer for fiscal 2023. As a result, we do not expect to generate significant revenues from this business segment during the remainder of 2023, as we anticipate using all of the plasma collected during that period to support our IVIG production operations.

Cost of Product Revenue and Gross Profit

Cost of product revenue was $43.4 million for the three months ended June 30, 2023, as compared to $26.1 million for the three months ended June 30, 2022. This increase is primarily attributable to volume-driven increases in product revenue costs related to the increased sales of our IVIG products of $16.9 million and to the inventory losses resulting from the IT disruption in the amount of $2.1 million, partially offset by $1.5 million of lower product revenue costs related to plasma sales.

For the three months ended June 30, 2023, we had gross profit of $16.7 million, as compared to $7.8 million for the same period of a year ago, which represents an increase of $8.9 million. As a result, we achieved a gross margin of 27.8% in the second quarter of 2023 as compared to 22.9% in the second quarter of 2022. This improvement is mainly due to the increase in IVIG product revenues and, to a lesser extent, the absence of lower margin NSP sales in 2023.

Research and Development Expenses

Research and development (“R&D”) expenses totaled $1.4 million for the second quarter of 2023, as compared to $0.9 million for the second quarter of 2022. The increase is primarily due to higher expenditures related to the BIVIGAM post-marketing commitments we have with the FDA, which were required to be completed by June of 2023 (see Note 10 to the consolidated financial statements).

Index
Plasma Center Operating Expenses

Plasma Center Operating Expenses decreased from $3.9 million in the second quarter of 2022 to $1.3 million in the second quarter of 2023. As a result of our plasma center expansion initiatives which have resulted in 10 plasma centers currently collecting plasma, we have more than doubled the amount of plasma collected in the second quarter of 2023 as compared to the second quarter of 2022. In addition, as a result of changes in the market price of NSP and the impact on the net realizable value of our plasma inventory, the amount of plasma center costs we capitalized into inventory increased by approximately $10.9 million for the three months ended June 30, 2023 as compared to the same period of a year ago. This amount was largely offset by increases in donor fees of $3.3 million, compensation, benefits and temporary labor of $1.3 million, softgoods and supplies of $1.7 million, donor testing expenses of $1.2 million, depreciation of $0.3 million, software maintenance expense of $0.2 million and utilities, janitorial and security services of $0.1 million. In addition, our plasma center collections and operating costs were adversely impacted by approximately $0.7 million due to the temporary closing of our plasma collection centers to restore their IT systems as a result of the IT disruption.

Amortization of Intangibles

Amortization expense pertains to the amortization of intangible assets acquired in a 2017 acquisition transaction and was $0.2 million for the three months ended June 30, 2023 and 2022.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $14.2 million for the three months ended June 30, 2023, an increase of $2.3 million from the three months ended June 30, 2022. The increase reflects increases in employee-related costs, including salaries, benefits, stock-based compensation, travel, relocation and recruiting, in the amount of $0.9 million, data services and market intelligence fees in support of the continued ASCENIV and BIVIGAM commercialization efforts in the amount of $0.7 million, marketing and advertising expenses of $0.2 million, utilities of $0.1 million and software maintenance fees of $0.1 million.

Loss from Operations

Our operating loss was $0.5 million for the second quarter of 2023, as compared to $9.2 million for the second quarter of 2022. The $8.7 million decrease in operating loss was mainly due to the improved gross profit of $8.9 million, partially offset by the increases in total operating expenses of $0.2 million.

Interest Expense

Interest expense for the three months ended June 30, 2023 was $6.3 million, as compared to $4.6 million for the three months ended June 30, 2022. The increase is mainly due to rising interest rates on the indebtedness underlying our senior credit facility (see “Liquidity and Capital Resources”), increases in debt principal resulting from “in kind” interest paid in the form of additional indebtedness and higher amortization of debt discount in 2023.

Other Income (Expense), Net

Other income, net, for the three months ended June 30, 2023 was $0.4 million, as compared to other expense, net, of $17,000 for the three months ended June 30, 2022. The increase is mainly due to an increase in interest income of approximately $0.4 million in 2023.

Net Loss

Our net loss was $6.4 million for the second quarter of 2023, as compared to $13.8 million for the second quarter of 2022. The $7.4 million decrease in net loss was mainly due to the narrowed operating loss of $8.7 million attributable to the increased revenues and gross profit and the increase in interest income of $0.4 million, partially offset by the $1.7 million increase in interest expense.

Index
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

The following table presents a summary of the changes in our results of operations for the six months ended June 30, 2023, our second fiscal quarter, compared to the three months ended June 30, 2022:

	Six Months Ended June 30,
	2023	2022	Increase (Decrease)
Revenues	$117,036,725	$63,008,100	$54,028,625
Cost of product revenue	83,833,732	51,576,660	32,257,072
Gross profit	33,202,993	11,431,440	21,771,553
Research and development expenses	2,258,611	1,497,497	761,114
Plasma center operating expenses	3,113,887	7,896,075	(4,782,188)
Amortization of intangibles	357,676	357,676	-
Selling, general and administrative expenses	28,759,214	25,669,997	3,089,217
Loss from operations	(1,286,395)	(23,989,805)	22,703,410
Interest expense	(12,414,591)	(7,962,053)	(4,452,538)
Loss on extinguishment of debt	-	(6,669,941)	6,669,941
Other income (expense), net	541,464	(150,964)	692,428
Net loss	$(13,159,522)	$(38,772,763)	$25,613,241

Adjusted EBITDA *	$8,902,787	$(17,993,834)	$26,896,621

* - See Non-GAAP Financial Measures appearing at the end of this discussion

Revenues

We recorded total revenues of $117.0 million during the six months ended June 30, 2023, as compared to $63.0 million during the six months ended June 30, 2022, an increase of $54.0 million, or approximately 86%. The increase is primarily related to increased sales of our immunoglobulin products, mainly ASCENIV and BIVIGAM, generated by our Boca Facility manufacturing operations in 2023 of $51.5 million, as we continue to experience increased physician, payer and patient acceptance and utilization of ASCENIV and expand our customer base for BIVIGAM. We also benefitted from an increase in sales of NSP through our Plasma Collection Centers business segment of $2.5 million.

Cost of Product Revenue and Gross Profit

Cost of product revenue was $83.8 million for the three months ended June 30, 2023, as compared to $51.6 million for the six months ended June 30, 2022. This increase is primarily attributable to volume-driven increases in product revenue costs related to the increased sales of our immunoglobulin products and NSP of $32.0 million and $1.8 million, respectively. Cost of product revenue was also impacted by the inventory losses of $2.1 million related to the IT disruption, partially offset by a decrease in other manufacturing expenses of approximately $3.7 million in the first half of 2023 as compared to the same period of a year ago, mainly due to a shorter routine shutdown of the Boca Facility in 2023 as compared to 2022.

For the six months ended June 30, 2023, we had gross profit of $33.2 million, as compared to $11.4 million for the same period of a year ago. This gross profit improvement of $21.8 million was primarily due to the revenue increases and the reduction in other manufacturing costs discussed above as we elected to extend our otherwise-routine plant shutdown in the first quarter of 2022 in order to complete certain projects. As a result, we achieved a gross margin of 28.4% in the first half of 2023 as compared to 18.1% in the first half of 2022.

Research and Development Expenses

Research and development (“R&D”) expenses totaled $2.3 million for the first six months of 2023, as compared to $1.5 million for the first six months of 2022. The increase is primarily due to higher expenditures related to the BIVIGAM post-marketing commitments we have with the FDA, which were required to be completed by June of 2023.

Index
Plasma Center Operating Expenses

Plasma Center Operating Expenses decreased from $7.9 million in the first six months of 2022 to $3.1 million in the first six months of 2023. As a result of our plasma center expansion initiatives, and our more than doubling the number of liters of plasma collected in the first half of 2023 as compared to the first half of 2022, coupled with the changes in the market price of NSP and its impact on the net realizable value of our plasma inventory, the amount of plasma center costs we capitalized into inventory increased by approximately $21.5 million in the first half of 2023 as compared to the same period of a year ago. This amount was largely offset by increases in donor fees of $6.7 million, compensation, benefits and temporary labor of $2.7 million, softgoods and supplies of $3.0 million, donor testing expenses of $2.3 million, depreciation of $0.5 million, software maintenance expense of $0.4 million, utilities, janitorial and security services of $0.3 million, travel expenses of $0.1 million, transportation costs of $0.1 million, advertising expense of $0.1 million, repairs and maintenance expense of $0.1 million and rent of $0.2 million.  In addition, our plasma center collections and operating costs were unfavorably impacted by approximately $0.7 million due to the temporary closing of our plasma collection centers while their IT systems were restored.

Amortization of Intangibles

Amortization expense pertains to the amortization of intangible assets acquired in a 2017 acquisition transaction and was $0.4 million for the six months ended June 30, 2023 and 2022.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $28.8 million for the six months ended June 30, 2023, an increase of $3.1 million from the six months ended June 30, 2022. The increase reflects higher expenses for data services and market intelligence fees in support of the continued ASCENIV and BIVIGAM commercialization efforts in the amount of $1.4 million, employee-related costs including salaries, benefits, stock-based compensation, travel, relocation and recruiting of $0.6 million, marketing and advertising expenses of $0.3 million, insurance expense of $0.2 million, software maintenance expense of $0.3 million and utilities of $0.2 million.

Loss from Operations

Our operating loss was $1.3 million for the first six months of 2023, as compared to $24.0 million for the first six months of 2022. This $22.7 million improvement in operating loss was mainly due to the improved gross profit of $21.8 million and the reduction in plasma center operating expenses of $4.8 million, partially offset by the increases in R&D and SG&A.

Interest Expense

Interest expense for the six months ended June 30, 2023 was $12.4 million, as compared to $8.0 million for the six months ended June 30, 2022. The increase is mainly due to approximately $56.7 million of additional debt principal resulting from the refinancing of our senior credit facility on March 23, 2022 (see Note 7 to the consolidated financial statements and “Liquidity and Capital Resources”), including interest payments made “in kind” in the form of additional indebtedness of approximately $5.0 million, as well as an increase in the stated interest rate on our senior debt from 10.75% in 2022 to as high as 14.4% at certain points in fiscal 2023.

Other Income (Expense), Net

Other income, net, for the six months ended June 30, 2023 was $0.5 million, as compared to other expense, net, of $0.2 million for the six months ended June 30, 2022. The increase is mainly due to an increase in interest and other income of approximately $0.5 million in 2023, and to several non-recurring non-operational charges in 2022 of approximately $0.2 million.

Net Loss

Our net loss was $13.2 million for the first six months of 2023, as compared to $38.8 million for the first six months of 2022. The $25.6 million decrease in net loss was mainly due to the narrowed operating loss of $22.7 million mainly attributable to the increased revenues and gross profit and the loss on extinguishment of debt of $6.7 million we recorded in the first quarter of 2022 in connection with the refinancing of our senior credit facility, partially offset by the increase in interest expense.

Index
Non-GAAP Financial Measures

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), Adjusted EBITDA and Adjusted Net Loss

EBITDA, Adjusted EBITDA and Adjusted net loss are important non-GAAP financial measures used by our management and board of directors to assess our operating performance. We use EBITDA, Adjusted EBITDA and Adjusted net loss as key performance measures because we believe that they facilitate operating performance comparisons from period to period that exclude, in the case of Adjusted net loss, one-time and non-recurring items and in the case of EBITDA and Adjusted EBITDA potential differences driven by the impact of variations of non-cash items such as depreciation and amortization, as well as, in the case of Adjusted EBITDA, stock-based compensation or certain one-time and non-recurring items. In addition, we believe that EBITDA, Adjusted EBITDA and Adjusted net loss and similar measures are widely used by investors, securities analysts, ratings agencies and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities. See below for a reconciliation of our EBITDA, Adjusted EBITDA and Adjusted net loss to net income/loss, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.

Because EBITDA, Adjusted EBITDA and Adjusted net loss are measures not deemed to be in accordance with U.S. GAAP and are susceptible to varying calculations, our EBITDA, Adjusted EBITDA and Adjusted net loss may not be comparable to similarly titled measures of other companies, including companies in our industry, because other companies may calculate EBITDA, Adjusted EBITDA and Adjusted net loss in a different manner than we calculate these measurements. Although the Company uses Adjusted EBITDA as one of several financial measures to assess its operating performance, its use is limited as it excludes certain significant operating expenses. EBITDA, Adjusted EBITDA and Adjusted net loss are not intended to represent cash flows for the periods presented, nor have they been presented as an alternative to operating income/loss, net income/loss or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP. The following table presents the reconciliation of net loss to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(6,370,707)	$(13,764,906)	$(13,159,522)	$(38,772,763)
Depreciation	1,918,739	1,545,444	3,772,866	2,956,824
Amortization	178,838	178,838	357,676	357,676
Interest expense	6,299,107	4,573,015	12,414,591	7,962,053
EBITDA	2,025,977	(7,467,609)	3,385,611	(27,496,210)
Stock-based compensation	1,637,038	1,191,047	2,747,204	2,832,435
IT systems disruption	2,769,972	-	2,769,972	-
Loss on extinguishment of debt	-	-	-	6,669,941
Adjusted EBITDA	$6,432,987	$(6,276,562)	$8,902,787	$(17,993,834)

Adjusted EBITDA increased by $26.9 million for the six months ended June 30, 2023 as compared to the same period of a year ago. The improvement is driven primarily by the lower net loss attributable to increased sales and gross profit in 2023, as well as responsible and fiscal operational management of the business.

Index
The following table presents the reconciliation of net loss to Adjusted net loss for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(6,370,707)	$(13,764,906)	$(13,159,522)	$(38,772,763)
IT systems disruption	2,769,972	-	2,769,972	-
Adjusted net loss	$(3,600,735)	$(13,764,906)	$(10,389,550)	$(38,772,763)

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2023, we had working capital of $224.3 million, primarily consisting of $161.8 million of inventory, cash and cash equivalents of $62.5 million and $36.7 million of accounts receivable, partially offset by current liabilities of $42.0 million, as compared to working capital at December 31, 2022 of $231.1 million, primarily consisting of $163.3 million of inventory, cash and cash equivalents of $86.5 million and accounts receivable of $15.5 million, partially offset by current liabilities of $39.3 million. We have incurred an accumulated deficit of $491.2 million since inception and had negative cash flows from operations of $20.8 million and $38.8 million for the six months ended June 30, 2023 and 2022, respectively, and $59.5 million and $112.4 million for the years ended December 31, 2022 and 2021, respectively. We have funded our operations over the past few years primarily from the sale of our equity and debt securities. Our material cash requirements are primarily comprised of:

•	The collection and procurement of raw material plasma and other raw materials necessary to maintain and scale up our manufacturing operations;
•	Employee compensation and benefits;
•	Capital expenditures to complete the buildout for and maintain our plasma collection facilities and for equipment upgrades and capacity expansion at the Boca Facility;
•	Plasma donor fees and plasma center supplies;
•	Interest on our debt;
•	Marketing programs, medical education and continued commercialization efforts;
•	Boca Facility maintenance, upgrades, repairs and supplies; and
•	Conducting required post-marketing clinical trials for our FDA-approved products.
•	Continuous improvements and updates to our IT infrastructure, laboratory equipment and assays, and facilities and engineering equipment.

In addition, our end-to-end production cycle time from procurement of raw materials to commercial release of finished product can take between seven and 12 months or potentially longer, requiring substantial inventories of raw material plasma and other manufacturing and laboratory testing materials and single use disposables.

We expect that we will not be able to generate a sufficient amount of product revenue to achieve profitability until the beginning of 2024. We currently anticipate, based upon our projected revenue and expenditures, that our current cash, cash equivalents and accounts receivable will be sufficient to fund our operations, as currently conducted, through the end of the third quarter of 2024, by which time we believe we will have been generating positive cash flow from operations. This time frame may change based upon several factors, including the success of our commercial efforts with respect to the sale of our products and the acceptability of our immune globulin products by physicians, patients or payers, and whether or not the assumptions underlying our projected revenues and expenses are correct. If we are unable to achieve positive cash flow by the beginning of 2024, we may need to raise additional capital and if such capital is not available due to widespread liquidity constraints or significant market instability that could result from the COVID-19 pandemic, inflationary pressures or other factors beyond our control, we may have to delay, curtail or eliminate some of our commercialization efforts or product development activities. If we are unable to generate sufficient revenue to achieve positive cash flow by the beginning of 2024 and need to raise additional capital, we may decide to do so through public or private equity offerings or debt financings, or we may enter into a corporate collaboration or licensing arrangement.  The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders and, in such event, the value and potential future market price of our common stock may decline.

Index
  ADMA continues to evaluate a variety of strategic alternatives. While the exploration of value-creating opportunities remains a top corporate priority for us, we have terminated our financial advisory agreement with Morgan Stanley.

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

After giving effect to the Hayfin Second Amendment, borrowings under the Hayfin Credit Agreement currently bear interest at the adjusted Term Secured Overnight Financing Rate (“SOFR”) for either a one-month or three-month tenor, as elected by us, and subject to a floor of 1.25%, plus an applicable margin of 8.5% (the “Applicable Margin”); provided, however, that upon, and during the continuance of, an Event of Default, the Applicable Margin shall increase by an additional 3% per annum. We will also continue to pay “in kind” a portion of the interest on the Hayfin Loans for each monthly or quarterly interest period in an amount equal to 2.5% per annum. Such interest paid “in kind” will reduce our quarterly cash interest obligation by approximately $1.0 million and will be added to the principal amount of the outstanding debt under the Hayfin Credit Facility. As a result, our outstanding debt principal on the Hayfin Loans will increase each month as long as we elect to continue to pay a portion of our interest obligation “in kind.” On the Hayfin Closing Date and as of June 30, 2023, the stated interest rate on the Hayfin Loans was 10.75% and 13.7%, respectively. On the last day of each calendar month or quarter during the term of the Hayfin Credit Facility, we are required to pay accrued interest to Hayfin of approximately $1.5 million per month or approximately $4.4 million per quarter based on current interest rates, after giving effect to the “in kind” interest of 2.5% per annum, but without giving effect to the Hayfin Delayed Draw Loan, which we have yet to draw upon. As of June 30, 2023, the outstanding principal balance on the Hayfin Loans is $156.7 million.

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

Index
All of our obligations under the Hayfin Credit Agreement are secured by a first-priority lien and security interest in substantially all of our tangible and intangible assets, including intellectual property and all of the equity interests in our subsidiaries. The Hayfin Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The negative covenants restrict or limit our ability and the ability of our subsidiaries to, among other things and subject to certain exceptions contained in the Hayfin Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to our or our subsidiaries’ business activities; make certain Investments or Restricted Payments (each as defined in the Hayfin Credit Agreement); change our fiscal year; pay dividends; repay other certain indebtedness; engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that have the impact of restricting our ability to make loan repayments under the Hayfin Credit Agreement. In addition, we are required (i) at all times prior to the Maturity Date to maintain a minimum cash balance of $6.0 million; and (ii) as of the last day of each fiscal quarter, report IVIG product and related revenues for the trailing 12-month period that exceed the amounts set forth in the Hayfin Credit Agreement, which range from $75.0 million for the fiscal quarter ending June 30, 2022 to $250.0 million for the fiscal quarter ending December 31, 2026 and each fiscal quarter thereafter. As of June 30, 2023, we were in compliance with all of the financial covenants contained in the Hayfin Credit Agreement.

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

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(20,781,030)	$(38,844,181)
Net cash used in investing activities	(2,817,229)	(6,782,169)
Net cash (used in) provided by financing activities	(410,394)	46,952,285
Net change in cash and cash equivalents	(24,008,653)	1,325,935

Cash and cash equivalents - beginning of period	86,521,542	51,089,118
Cash and cash equivalents - end of period	$62,512,889	$52,415,053

Net Cash Used in Operating Activities

Cash used in operations for the six months ended June 30, 2023 was $20.8 million, a decrease of $18.1 million from the same period of a year ago, mainly due to a lower net loss after non-cash items and favorable changes in inventories, accounts payable and accrued expenses in 2023, partially offset by unfavorable changes in accounts receivable. The following table illustrates the primary components of and changes to our cash flows from operations:

Index
	Six Months Ended June 30,
	2023	2022
Net loss	$(13,159,522)	$(38,772,763)
Non-cash expenses, gains and losses	9,965,335	14,720,818
Changes in accounts receivable	(21,226,562)	9,693,011
Changes in inventories	1,499,984	(21,351,368)
Changes in prepaid expenses and other current assets	(123,590)	(1,060,683)
Changes in accounts payable and accrued expenses	3,593,515	(2,502,982)
Other	(1,330,190)	429,786
Cash used in operations	$(20,781,030)	$(38,844,181)

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023 and 2022 was $2.8 million and $6.8 million, respectively, and is comprised of capital expenditures for the construction and buildout of new plasma collection centers and related equipment and capital expenditures at the Boca Facility. The decrease in capital expenditures in 2023 is due to the completion of the construction and buildout of our 10 plasma collection facilities, with the 10th facility opening in the first quarter of 2023. While we currently have no firm commitments for capital expenditures, we expect our total capital expenditures will be between $5.0 million and $7.0 million for the remainder of fiscal 2023, mainly for additional upgrades to the Boca Facility manufacturing operations and related systems.

Net Cash Provided by Financing Activities

Cash used in financing activities was $0.4 million for the six months ended June 30, 2023, as compared to cash provided by financing activities of $47.0 million for the six months ended June 30, 2022, which mainly consisted of proceeds received from the Hayfin Credit Facility, net of payments to retire our previously existing credit facility with Perceptive (see Note 7 to the consolidated financial statements).

Effect of Inflation

Inflation impacted a number of facets of our business during the six months ended June 30, 2023 and 2022 at both of our business segments. We experienced price increases for, among other items, certain raw materials, consumable supplies, services for repairs and maintenance of our facilities, utilities, shipping and freight charges, fuel surcharges and labor costs, among other expenses. Based upon publicly available information and reports form the U.S. Government, we expect this trend to continue through 2023 and potentially longer, which could potentially have a significant impact on our future results of operations. In addition, some of our third-party plasma purchase agreements provide for annual price increases that are tied to various consumer price indices, which have resulted in higher than historical percentage price increases and has resulted in and is expected to continue to result in higher source plasma and other raw material and supplies costs for the remainder of 2023 and into future periods. We are unable to predict when these external drivers of inflation will subside.

Off-Balance Sheet Arrangements

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk as the result of changes in interest rates. Our senior credit facility with Hayfin requires monthly or quarterly payments of interest based on the adjusted Term SOFR plus the Applicable Margin. We currently do not utilize any derivative financial instruments, such as interest rate swaps or caps, to mitigate this risk. As of June 30, 2023, we had $156.7 million outstanding under our senior credit facility that is subject to a variable interest rate. As a result, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate would have an approximate $1.6 million annualized negative impact on our earnings and cash flows.

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

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of June 30, 2023. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of June 30, 2023 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Index
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

We currently anticipate, based upon our projected revenue and expenditures, that our current cash, cash equivalents and accounts receivable will be sufficient to fund our operations, as currently conducted, through the end of the third quarter of 2024, by which time we believe we will have begun to generate positive cash flow from operations. This time frame may change based upon how quickly we are able to execute on our commercialization efforts and operational initiatives and whether or not the assumptions underlying our projected revenues and expenses are correct. We anticipate that we will not be able to generate a sufficient amount of product revenue to achieve profitability until the beginning of 2024. If we are unable to generate sufficient positive cash flow in the first quarter of 2024 and cannot raise additional capital if needed, we may have to delay, curtail or eliminate our commercialization efforts as well as product development activities. Even if we are able to raise additional capital, such equity or debt financings may only be available on unattractive terms, resulting in significant dilution of stockholders’ interests and, in such event, the value and potential future market price of our common stock may decline. In addition, if we raise additional funds through license arrangements or through the disposition of any of our assets, it may be necessary to relinquish potentially valuable rights to our product candidates or assets or grant licenses on terms that are not favorable to us.

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

We have a history of losses and expect to incur substantial losses and negative operating cash flows in  fiscal 2023, and we may never achieve or maintain profitability. For the years ended December 31, 2022 and 2021, we incurred net losses of $65.9 million and $71.6 million, respectively, and for the six months ended June 30, 2023 and 2022 we incurred net losses of $13.2 million and $38.8 million, respectively. From our inception in 2004 through June 30, 2023, we have incurred an accumulated deficit of $491.2 million. We expect that we will not be able to generate a sufficient amount of product revenue to achieve profitability until the beginning of 2024 and if we are unable to achieve positive cash flow we may need to continue to finance our operations through additional equity or debt financings or corporate collaboration and licensing agreements. We also expect to continue to incur significant operating and capital expenditures and anticipate that as our business continues to grow our operating expenses will increase accordingly as we:

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

For the six months ended June 30, 2023, two customers, BioCARE, Inc. (“BioCare”) and Priority Healthcare Distribution, Inc. (“Curascript”), represented an aggregate of 68% of our consolidated revenues. For the year ended December 31, 2022, two customers BioCare and Curascript, represented an aggregate of 74% of our consolidated revenues.

As of June 30, 2023, three customers, BioCare, Healix Infusion Therapy, LLC (“Healix”) and AmerisourceBergen Corporation, represented an aggregate of 94% of our consolidated accounts receivable. As of December 31, 2022, two customers, BioCare and Healix, represented an aggregate of 92% of our consolidated accounts receivable.

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

In the ordinary course of our business, we generate, collect and store proprietary information, including intellectual property and business information. The secure storage, maintenance, and transmission of and access to this information is important to our operations and reputation. Computer hackers may attempt to penetrate our computer systems and, if successful, misappropriate our proprietary and confidential information including e-mails and other electronic communications. Further, while many of our employees and certain suppliers with whom we do business operate in a remote working environment during the COVID-19 pandemic, the risk of cybersecurity attacks and data breaches, particularly through phishing attempts, may be increased as we and third parties with whom we interact leverage our IT infrastructure in unanticipated ways during the ongoing COVID-19 pandemic. In addition, an employee, contractor, or other third party with whom we do business may attempt to obtain such information and may purposefully or inadvertently cause a breach involving such information. While we have certain safeguards in place to reduce the risk of and detect cyberattacks, including a Company-wide cybersecurity policy, our information technology networks and infrastructure may be vulnerable to unpermitted access by hackers or other breaches, such as the IT disruption described elsewhere in this report, or employee error or malfeasance. Any such compromise of our data security and access to, or public disclosure or loss of, confidential business or proprietary information could disrupt our operations, damage our reputation, provide our competitors with valuable information and subject us to additional costs which could adversely affect our business.

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

Our operations have consumed substantial amounts of cash since inception. For the six months ended June 30, 2023 and 2022, we had negative cash flows from operations of $20.8 million and $38.8 million, respectively, and for the years ended December 31, 2022 and 2021, we had negative cash flows from operations of approximately $59.5 million and $112.4 million, respectively. We expect to continue to spend substantial amounts for collecting plasma at our plasma collection centers, plasma center expansion, maintaining our plasma centers, procurement of raw material plasma and other raw materials necessary to scale up our manufacturing operations, commercial product launches and capacity expansion at the Boca Facility. In addition, our end-to-end production cycle from collecting and procuring raw material source plasma to commercial release of finished product can take between seven and 12 months or potentially longer, requiring substantial investments in raw material plasma and other manufacturing materials. We expect that we will not be able to generate a sufficient amount of product revenue to achieve profitability until the beginning of 2024 and if we do not achieve positive cash flow by the beginning of 2024 we may need to continue to finance our operations through additional equity or debt financings or corporate collaboration and licensing agreements. We currently anticipate, based upon our projected revenue and expenditures, that our current cash, cash equivalents and accounts receivable will be sufficient to fund our operations, as currently conducted, through the end of the third quarter of 2024, by which time we believe we will have begun to generate positive cash flow from operations. This time frame may change based upon how quickly we are able to execute on our commercialization efforts and operational initiatives and whether or not the assumptions underlying our projected revenues and expenses are correct. If we are unable to generate sufficient revenue to achieve positive cash flow by the beginning of 2024, we may need to raise additional capital and if such capital is not available due to widespread liquidity constraints or significant market instability that could result from the COVID-19 pandemic, we will have to delay, curtail or eliminate our commercialization efforts or our product development activities.

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

As of August 4, 2023, most of our 224,906,426 outstanding shares of common stock, as well as a substantial number of shares of our common stock underlying outstanding warrants, were available for sale in the public market, subject to certain restrictions with respect to sales of our common stock by our affiliates, either pursuant to Rule 144 under the Securities Act, or under effective registration statements. Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, could cause the market price of our common stock to decline or adversely affect demand for our common stock.

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

As of June 30, 2023, BlackRock Inc., Perceptive Advisors and our directors and executive officers and their affiliates owned approximately 16% of the outstanding shares of our common stock. Provisions of our Certificate of Incorporation, our Bylaws and Delaware law may have the effect of deterring unsolicited takeovers or delaying or preventing a change in control of our Company or changes in our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. These provisions include:

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

We have never paid cash dividends on any of our capital stock, and we currently intend to retain future earnings, if any, to fund the development and growth of our business. In addition, the terms of existing and future debt agreements may preclude us from paying dividends. For example, the Hayfin Credit Agreement prohibits us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board. Currently, our Certificate of Incorporation authorizes the issuance of up to 300,000,000 shares of common stock. As of June 30, 2023, there were 28,532,751 shares remaining available for issuance, after giving effect to 26,962,867 shares of our common stock that were subject to outstanding stock options, RSUs and warrants as of June 30, 2023 that may be issued by us without stockholder approval, as well as an additional 19,977,634 shares reserved for the future issuance of awards under our equity compensation plans.

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

ADMA Biologics, Inc.

Date:	August 9, 2023	By:	/s/ Adam S. Grossman
			Name:	Adam S. Grossman
			Title:	President and Chief Executive Officer

Date:	August 9, 2023	By:	/s/ Brian Lenz
			Name:	Brian Lenz
			Title:	Executive Vice President and Chief Financial Officer

Index
EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from ADMA Biologics, Inc.’s Form 10-Q for the quarter ended June 30 2023, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2023 (Unaudited) and December 31, 2022, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months and six months ended June 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited) for the three and six months ended June 30, 2023 and 2022, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2023 and 2022, and (v) Notes to (Unaudited) Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.