Form 10-Q
period 2023-09-30
ADMA BIOLOGICS, INC.
filed 2023-11-08
CIK 1368514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2023
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

As of November 3, 2023, there were 225,967,668 shares of the issuer’s common stock outstanding.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

INDEX

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

•
our plans to increase our supplies of source plasma, our ability to obtain and maintain regulatory compliance and receive FDA approvals of new plasma collection centers and reliance on third-party supply agreements as well as any extensions to such agreements;

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

•
effects of the coronavirus COVID-19 pandemic and other potential pandemics on our business, financial condition, liquidity and results of operations, and our ability to continue operations in the same manner as previously conducted prior to the macroeconomic effects of the COVID-19 pandemic and other potential pandemics; and

•
future domestic and global economic conditions including, but not limited to, supply chain constraints, inflationary pressures or performance or geopolitical conditions, including the continuing conflict in Europe or the evolving conflict in the Middle East and surrounding areas.

These statements may be found under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Quarterly Report on Form 10-Q. Forward-looking statements  may be identified by the use of terms such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” or “should” or the negative thereof or other variations thereof or comparable terminology. Our actual results could differ materially from those contained in the forward-looking statements due to the factors described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023. Any forward-looking statement included or incorporated by reference in this Quarterly Report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions related to our operations, industry and future growth. These forward-looking statements speak only as of the dates such statements are made and we undertake no obligation to publicly update any forward-looking statements or to publicly announce revisions to any of the forward-looking statements, unless otherwise required by the federal securities laws.

iii

Index
PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$74,156,765	$86,521,542
Accounts receivable, net	31,318,680	15,505,048
Inventories	163,116,105	163,280,047
Prepaid expenses and other current assets	5,107,455	5,095,146
Total current assets	273,699,005	270,401,783
Property and equipment, net	54,814,607	58,261,481
Intangible assets, net	476,902	1,013,415
Goodwill	3,529,509	3,529,509
Right-to-use assets	9,753,725	10,485,447
Deposits and other assets	6,722,817	4,770,246
TOTAL ASSETS	$348,996,565	$348,461,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,851,446	$13,229,390
Accrued expenses and other current liabilities	29,863,726	24,989,349
Current portion of deferred revenue	142,834	142,834
Current portion of lease obligations	982,891	905,369
Total current liabilities	41,840,897	39,266,942
Senior notes payable, net of discount	142,025,542	142,833,063
Deferred revenue, net of current portion	1,725,906	1,833,031
End of term fee	1,567,139	1,500,000
Lease obligations, net of current portion	9,965,088	10,704,176
Other non-current liabilities	434,647	350,454
TOTAL LIABILITIES	197,559,219	196,487,666

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock - voting, $0.0001 par value, 300,000,000 shares authorized, 225,958,084 and 221,816,930 shares issued and outstanding	22,596	22,182
Additional paid-in capital	640,025,888	629,968,704
Accumulated deficit	(488,611,138)	(478,016,671)
TOTAL STOCKHOLDERS’ EQUITY	151,437,346	151,974,215
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$348,996,565	$348,461,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

REVENUES	$67,274,598	$41,090,137	$184,311,323	$104,098,237
Cost of product revenue	42,622,013	31,433,496	126,455,745	83,010,156
Gross profit	24,652,585	9,656,641	57,855,578	21,088,081

OPERATING EXPENSES:
Research and development	595,903	1,041,947	2,854,514	2,539,444
Plasma center operating expenses	466,898	4,859,450	3,580,785	12,755,525
Amortization of intangible assets	178,838	178,838	536,514	536,514
Selling, general and administrative	14,725,787	12,893,139	43,485,001	38,563,136
Total operating expenses	15,967,426	18,973,374	50,456,814	54,394,619

INCOME (LOSS) FROM OPERATIONS	8,685,159	(9,316,733)	7,398,764	(33,306,538)

OTHER INCOME (EXPENSE):
Interest income	423,276	7,236	1,004,551	42,573
Interest expense	(6,397,553)	(5,580,366)	(18,812,144)	(13,542,419)
Loss on extinguishment of debt	-	-	-	(6,669,941)
Other expense	(145,827)	(9,641)	(185,638)	(195,942)
Other expense, net	(6,120,104)	(5,582,771)	(17,993,231)	(20,365,729)

NET INCOME (LOSS)	$2,565,055	$(14,899,504)	$(10,594,467)	$(53,672,267)

BASIC INCOME (LOSS) PER COMMON SHARE	$0.01	$(0.08)	$(0.05)	$(0.27)
DILUTED INCOME (LOSS) PER COMMON SHARE	$0.01	$(0.08)	$(0.05)	$(0.27)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	225,276,980	196,383,935	223,306,331	196,204,893
Diluted	233,761,262	196,383,935	223,306,331	196,204,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (Unaudited)

For the Three and Nine Months Ended September 30, 2023
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	221,816,930	$22,182	$629,968,704	$(478,016,671)	$151,974,215
Stock-based compensation	-	-	1,110,166	-	1,110,166
Vesting of Restricted Stock Units, net of shares withheld for taxes	443,215	44	(640,990)	-	(640,946)
Exercise of stock options	2,443	-	-	-	-
Net loss	-	-	-	(6,788,815)	(6,788,815)
Balance at March 31, 2023	222,262,588	22,226	630,437,880	(484,805,486)	145,654,620
Stock-based compensation	-	-	1,637,038	-	1,637,038
Vesting of Restricted Stock Units, net of shares withheld for taxes	117,484	12	(224,978)	-	(224,966)
Warrants issued in connection with note payable	-	-	5,594,764	-	5,594,764
Cashless exercise of warrants	1,967,847	197	(197)	-	-
Exercise of stock options	178,829	18	471,528	-	471,546
Net loss	-	-	-	(6,370,707)	(6,370,707)
Balance at June 30, 2023	224,526,748	22,453	637,916,035	(491,176,193)	146,762,295
Vesting of Restricted Stock Units, net of shares withheld for taxes	171,295	17	(208,655)	-	(208,638)
Exercise of stock options	1,260,041	126	623,867	-	623,993
Stock-based compensation	-	-	1,694,641	-	1,694,641
Net income	-	-	-	2,565,055	2,565,055
Balance at September 30, 2023	225,958,084	$22,596	$640,025,888	$(488,611,138)	$151,437,346

For the Three and Nine Months Ended September 30, 2022
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	195,813,817	$19,581	$553,265,706	$(412,112,721)	$141,172,566
Warrants issued in connection with notes payable	-	-	9,569,604	-	9,569,604
Stock-based compensation	-	-	1,641,388	-	1,641,388
Vesting of Restricted Stock Units, net of shares withheld for taxes	533,712	54	(442,690)	-	(442,636)
Net loss	-	-	-	(25,007,857)	(25,007,857)
Balance at March 31, 2022	196,347,529	19,635	564,034,008	(437,120,578)	126,933,065
Stock-based compensation	-	-	1,191,047	-	1,191,047
Vesting of Restricted Stock Units, net of shares withheld for taxes	8,703	1	41,320	-	41,321
Net loss	-	-	-	(13,764,906)	(13,764,906)
Balance at June 30, 2022	196,356,232	19,636	565,266,375	(450,885,484)	114,400,527
Stock-based compensation	-	-	1,313,494	-	1,313,494
Vesting of Restricted Stock Units, net of shares withheld for taxes	420,639	42	(430,023)	-	(429,981)
Net loss	-	-	-	(14,899,504)	(14,899,504)
Balance at September 30, 2022	196,776,871	$19,678	$566,149,846	$(465,784,988)	$100,384,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,594,467)	$(53,672,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,223,050	5,176,492
Loss on disposal of fixed assets	110,947	8,408
Interest paid in kind	2,958,592	2,023,932
Stock-based compensation	4,441,845	4,145,929
Amortization of debt discount	1,895,790	1,908,127
Loss on extinguishment of debt	-	6,669,941
Amortization of license revenue	(107,125)	(107,125)
Changes in operating assets and liabilities:
Accounts receivable	(15,813,632)	7,674,472
Inventories	163,942	(38,189,543)
Prepaid expenses and other current assets	(12,309)	(1,033,238)
Deposits and other assets	(1,220,849)	195,756
Accounts payable	(1,154,769)	12,768,396
Accrued expenses	4,874,378	667,193
Other current and non-current liabilities	(561,345)	(365,415)
Net cash used in operating activities	(8,795,952)	(52,128,942)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,573,786)	(10,162,650)
Net cash used in investing activities	(3,573,786)	(10,162,650)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	-	(100,000,000)
Payment of debt refinancing fees	-	(2,000,000)
Proceeds from issuance of note payable	-	151,750,000
Taxes paid on vested Restricted Stock Units	(1,074,550)	(831,297)
Payments on finance lease obligations	(16,028)	(27,281)
Net proceeds from the exercise of stock options	1,095,539	-
Payment of deferred financing fees	-	(2,782,928)
Net cash provided by financing activities	4,961	46,108,494

Net decrease in cash and cash equivalents	(12,364,777)	(16,183,098)
Cash and cash equivalents - beginning of period	86,521,542	51,089,118
Cash and cash equivalents - end of period	$74,156,765	$34,906,020

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

The Company has three FDA-approved products, all of which are currently marketed and commercially available: (i) BIVIGAM (Immune Globulin Intravenous, Human), an Intravenous Immune Globulin (“IVIG”) product indicated for the treatment of Primary Humoral Immunodeficiency (“PI”), also known as Primary Immunodeficiency Disease (“PIDD”) or Inborn Errors of Immunity, and for which the Company received FDA approval on May 9, 2019 and commenced commercial sales in August 2019; (ii) ASCENIV (Immune Globulin Intravenous, Human – slra 10% Liquid), an IVIG product indicated for the treatment of PI, for which the Company received FDA approval on April 1, 2019 and commenced first commercial sales in October 2019; and (iii) Nabi-HB (Hepatitis B Immune Globulin, Human), which is indicated for the treatment of acute exposure to blood containing Hepatitis B surface antigen (“HBsAg”) and other listed exposures to Hepatitis B. In addition to its commercially available immunoglobulin products, the Company provides contract manufacturing and laboratory services for certain clients and generates revenues from the sale of intermediate by-products that result from the immunoglobulin production process as well as sales of normal source and high-titer plasma. The Company seeks to develop a pipeline of plasma-derived therapeutics, and its products and product candidates are intended to be used by physician specialists focused on caring for immune-compromised patients with or at risk for certain infectious diseases.

As of September 30, 2023, the Company had working capital of $231.9 million, including $74.2 million of cash and cash equivalents. Based upon the Company’s current projected revenue and expenditures, including capital expenditures and continued implementation of the Company’s commercialization and expansion activities, the Company’s management currently believes that its cash, cash equivalents, projected revenue and accounts receivable will be sufficient to fund ADMA’s operations, as currently conducted, through the end of fiscal 2024. The Company estimates that it will continue to generate positive cash flow from operations, however these estimates may change based upon several factors, including the success of the Company’s commercial efforts with respect to the sale of its products, whether or not the assumptions underlying the Company’s projected revenues and expenses are correct and the continued acceptability of ADMA’s immune globulin products by physicians, patients or payers. There can be no assurance that the Company’s approved products will continue to be commercially viable, or that plant capacity expansion or other capital improvements will be successfully completed or that any product developed in the future will be approved. The Company is subject to risks common to companies in the biologics, biotechnology and pharmaceutical manufacturing industries including, but not limited to, dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, inflationary pressures, supply chain constraints, protection of proprietary technology and compliance with FDA and other governmental regulations and approval requirements.

ADMA continues to evaluate a variety of strategic alternatives, and the exploration of value-creating opportunities remains a top corporate priority.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 23, 2023.  The accompanying consolidated balance sheet as of December 31, 2022 was derived from the audited financial statements as of and for the year ended December 31, 2022. These condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X, and therefore omit or condense certain footnotes and other information normally included in complete consolidated financial statements prepared in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of September 30, 2023, its results of operations and changes in stockholders’ equity for the three and nine months ended September 30, 2023 and its cash flows for the nine months ended September 30, 2023 and 2022.

During the three and nine months ended September 30, 2023 and 2022, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying condensed consolidated statements of operations. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Accounts Receivable
Accounts receivable is reported at realizable value, net of allowances for contractual credits and doubtful accounts in the amount of $0.1 million at September 30, 2023 and December 31, 2022, respectively, which are recognized in the period the related revenue is recorded. The Company extends credit to its customers based upon an evaluation of each customer’s financial condition and credit history. Evaluations of the financial condition, payment history and associated credit risk of customers are performed on an ongoing basis. Based on these evaluations, the Company has concluded that its credit risk is minimal. At September 30, 2023, four customers accounted for an aggregate of approximately 95% of the Company’s total accounts receivable, and at December 31, 2022, two customers accounted for approximately 92% of the Company’s total accounts receivable.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Inventories

Raw materials inventory consists of various materials purchased from suppliers, including normal source plasma and Respiratory Syncytial Virus (“RSV”) high titer plasma, used in the production of the Company’s products. Work-in-process and finished goods inventories (see Note 3) reflect the cost of raw materials as well as costs for direct and indirect labor, primarily salaries, wages and benefits for applicable employees, as well as an allocation of overhead costs related to the Boca Facility including utilities, property taxes, general repairs and maintenance, consumable supplies and depreciation. The Boca Facility overhead allocation to inventory is generally based upon the estimated square footage of the Boca Facility that is used in the production of the Company’s FDA-approved products relative to the total square footage of the facility.

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired by the Company. Goodwill at September 30, 2023 and December 31, 2022 was $3.5 million.  All of the Company’s goodwill is attributable to its ADMA BioManufacturing business segment and is related to the Biotest Transaction.

Goodwill is not amortized but is assessed for impairment on an annual basis or more frequently if impairment indicators exist. The Company has the option to perform a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill and other intangible assets. If the Company concludes that this is the case, then it must perform a goodwill impairment test by comparing the fair value of the reporting unit to its carrying value. An impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The Company performs its annual goodwill impairment test as of October 1 of each year.  The Company’s annual goodwill impairment test as of October 1, 2023 did not result in a goodwill impairment charge, and the Company did not record any impairment charges related to goodwill for the three and nine months ended September 30, 2023 and 2022.

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets, which include property and equipment and finite-lived intangible assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s carrying value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the three and nine months ended September 30, 2023 and 2022, the Company did not identify any impairment indicators for its long-lived assets, and as a result no impairment charges were recorded.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Revenue Recognition

Revenues for the three and nine months ended September 30, 2023 and 2022 are comprised of (i) revenues from the sale of the Company’s immunoglobulin products, BIVIGAM, ASCENIV and Nabi-HB, (ii) product revenues from the sale of human plasma collected through the Company’s Plasma Collection Centers business segment, (iii) contract manufacturing and laboratory services revenue, (iv) revenues from the sale of intermediate by-products; and (v) license and other revenues primarily attributable to the out-licensing of ASCENIV to Biotest in 2012 to market and sell this product in Europe and selected countries in North Africa and the Middle East. Biotest has provided the Company with certain services and financial payments in accordance with the related Biotest license agreement and is obligated to pay the Company certain amounts in the future if certain milestones are achieved. Deferred revenue is amortized into income over the term of the Biotest license, representing a period of approximately 22 years.

Product revenue is recognized when the customer is deemed to have control over the product. Control is determined based on when the product is shipped or delivered and title passes to the customer. Revenue is recorded in an amount that reflects the consideration the Company expects to receive in exchange. Revenue from the sale of the Company’s immunoglobulin products is recognized when the product reaches the customer’s destination, and is recorded net of estimated rebates, customer incentives, including prompt pay discounts, wholesaler chargebacks and other wholesaler fees. These estimates are based on historical experience and certain other assumptions, and while the Company believes that such estimates are reasonable, they are subject to change based on future experience and other factors. For revenues associated with contract manufacturing and the sale of intermediates, control transfers to the customer and the performance obligation is satisfied when the customer takes possession of the product from the Boca Facility or from a third-party warehouse that is utilized by the Company.

Product revenues from the sale of human plasma collected at the Company’s plasma collection centers are recognized at the time control of the product has been transferred to the customer, which generally occurs at the time of shipment. Product revenues are recognized at the time of delivery if the Company retains control of the product during shipment.

For the nine months ended September 30, 2023, two customers represented an aggregate of approximately 71% of the Company’s consolidated revenues. For the nine months ended September 30, 2022, two customers represented an aggregate of 72% of the Company’s consolidated revenues.

Cost of Product Revenue

Cost of product revenue includes costs associated with the manufacture of the Company’s FDA-approved products, intermediates and the sale of human source plasma, as well as expenses related to conformance batch production, process development and scientific and technical operations when these operations are attributable to marketed products. When the activities of these operations are attributable to new products or processes in development, the expenses are classified as research and development expenses.

Earnings/loss Per Common Share

Basic earnings/loss per common share is computed by dividing net earnings/loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings/loss per common share is calculated by dividing net earnings/loss attributable to common stockholders, as adjusted for the effect of dilutive securities, if any, by the weighted average number of shares of common stock and dilutive common stock outstanding during the period. Potentially dilutive common stock includes the shares of common stock issuable upon the exercise of outstanding stock options and warrants, as well as Restricted Stock Units (“RSUs”), using the treasury stock method. Potentially dilutive common stock is excluded from the diluted earnings/loss per common share computation to the extent that it would be anti-dilutive. For the three months ended September 30, 2023, basic and diluted earnings per share is calculated as follows:

Net income available to common stockholders (numerator)	$2,565,055
Weighted-average number of common shares (denominator)	225,276,980
Basic earnings per common shares	$0.01

Weighted-average number of common shares	225,276,980
Potential shares of common stock arising from outstanding stock options, warrants and unvested RSUs	8,484,282
Total shares - diluted (denominator)	233,761,262
Diluted earnings per common share	$0.01

For the three months ended September 30, 2023, there were no shares with an anti-dilutive effect that needed to be excluded from the earnings per share computation.

For the nine months ended September 30, 2023 and for the three and nine months ended September 30, 2022 no potentially dilutive securities are included in the computation of diluted loss per share amounts in the accompanying condensed consolidated financial statements as the Company reported a net loss for these periods. For the nine months ended September 30, 2023 and 2022, the following securities were excluded from the calculation of diluted loss per common share because of their anti-dilutive effects:

	For the Nine Months Ended September 30,
	2023	2022
Stock options	5,841,241	8,334,313
Restricted Stock Units	4,877,482	4,129,487
Warrants	12,502,906	13,556,898
	23,221,629	26,020,698

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

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2023 and December 31, 2022, and during the nine months ended September 30, 2023 and 2022 the Company recognized no adjustments for uncertain tax positions.

3.	INVENTORIES

The following table provides the components of inventories:

	September 30, 2023	December 31, 2022
Raw materials	$49,857,909	$48,644,527
Work-in-process	58,277,455	56,170,853
Finished goods	54,980,741	58,464,667
Total inventories	$163,116,105	$163,280,047

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

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4.	INTANGIBLE ASSETS

Intangible assets at September 30, 2023 and December 31, 2022 consist of the following:

	September 30, 2023			December 31, 2022
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Trademark and other intangible rights related to Nabi-HB	$4,100,046	$3,709,565	$390,481	$4,100,046	$3,270,276	$829,770
Rights to intermediates	907,421	821,000	86,421	907,421	723,776	183,645
	$5,007,467	$4,530,565	$476,902	$5,007,467	$3,994,052	$1,013,415

All of the Company’s intangible assets were acquired in the Biotest Transaction. Amortization expense related to these intangible assets was $0.2 million for the three months ended September 30, 2023 and 2022, and $0.5 million for the nine months ended September 30, 2023 and 2022. Estimated future aggregate amortization expense is expected to be as follows:

Remainder of 2023	$178,838
2024	298,064

5.	PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation are summarized as follows:

	September 30, 2023	December 31, 2022
Manufacturing and laboratory equipment	$20,748,582	$18,767,807
Office equipment and computer software	6,260,749	5,318,669
Furniture and fixtures	5,704,638	5,109,898
Construction in process	1,870,317	6,726,995
Leasehold improvements	20,808,155	17,930,905
Land	4,339,441	4,339,441
Buildings and building improvements	20,198,724	19,544,307
	79,930,606	77,738,022
Less: Accumulated depreciation	(25,115,999)	(19,476,541)
Total property, plant and equipment, net	$54,814,607	$58,261,481

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

The Company recorded depreciation expense on property and equipment for the three months ended September 30, 2023 and 2022 of $1.9 million and $1.7 million, respectively, and for the nine months ended September 30, 2023 and 2022 of $5.7 million and $4.6 million, respectively.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023	December 31, 2022
Accrued rebates	$15,907,590	$11,436,484
Accrued distribution fees	5,822,699	3,166,896
Accrued incentives	3,309,387	4,193,919
Accrued testing	394,630	309,867
Accrued payroll and other compensation	1,816,036	4,086,379
Other	2,613,384	1,795,804
Total accrued expenses and other current liabilities	$29,863,726	$24,989,349

7.	DEBT

A summary of outstanding senior notes payable is as follows:

	September 30, 2023	December 31, 2022
Notes payable	$157,706,338	$154,747,746
Less:
Debt discount	(15,680,796)	(11,914,683)
Senior notes payable	$142,025,542	$142,833,063

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

From the time of the Hayfin Closing Date through May 1, 2023, borrowings under the Hayfin Credit Agreement bore interest, at the Company’s election, at either (a) a base rate (equal to the highest of (i) the rate of interest per annum last quoted by The Wall Street Journal as the “Prime Rate” in the United States, (ii) the federal funds rate in effect on such day plus 0.50% and (iii) adjusted Term Secured Overnight Financing Rate (“SOFR”) for a one-month tenor in effect on such day plus 1.00%), plus an applicable margin of 8.5%, or (b) adjusted Term SOFR for either a one-month or three-month tenor, as elected by the Company, and subject to a floor of 1.25%, plus an applicable margin of 9.5% (the “Applicable Margin”); provided, however, that upon, and during the continuance of, an Event of Default, the Applicable Margin increases by an additional 3% per annum. On the last day of each calendar month or quarter during the term of the Hayfin Credit Facility, the Company pays accrued interest to Hayfin. The rate of interest in effect as of September 30,2023 and December 31, 2022  was approximately 13.9%. The Company is also permitted to pay “in kind” a portion of the interest on the Hayfin Loans for each monthly or quarterly interest period in an amount equal to 2.5% per annum, which is added to the principal amount of the outstanding debt under the Hayfin Credit Facility. For the nine months ending September 30,2023 and 2022, approximately $3.0 million and $2.0 million, respectively, of interest was paid in kind and added to the balance of the outstanding Hayfin Loans.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
On the Hayfin Maturity Date, the Company is required to  pay Hayfin the entire outstanding principal amount underlying the Hayfin Loans and any accrued and unpaid interest thereon, as well as an exit fee of 1.0% of the outstanding principal amount being paid. This exit fee is recorded separately as a non-current liability on the accompanying consolidated balance sheets as of September 30,2023 and December 31,2022. Prior to the Hayfin Maturity Date, there are no scheduled principal payments on the Hayfin Loans.

All of the Company’s obligations under the Hayfin Credit Agreement are secured by a first-priority lien and security interest in substantially all of the Company’s tangible and intangible assets, including intellectual property and all of the equity interests in the Company’s subsidiaries. The Hayfin Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The negative covenants restrict or limit the ability of the Company and its subsidiaries to, among other things and subject to certain exceptions contained in the Hayfin Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to the Company’s or its subsidiaries’ business activities; make certain Investments or Restricted Payments (each as defined in the Hayfin Credit Agreement); change its fiscal year; pay dividends; repay certain other indebtedness; engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that have the impact of restricting the Company’s ability to make loan repayments under the Hayfin Credit Agreement. In addition, the Company is required (i) at all times prior to the Maturity Date to maintain a minimum cash balance of $6.0 million; and (ii) as of the last day of each fiscal quarter, report IVIG product and related revenues for the trailing 12-month period that exceed the amounts set forth in the Hayfin Credit Agreement, which range from $75.0 million for the fiscal quarter ended June 30, 2022 to $250.0 million for the fiscal quarter ended December 31, 2026. As of September 30, 2023, the Company was in compliance with all of the covenants contained in the Hayfin Credit Agreement.

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

As a result of the upfront fee and exit fee paid or payable to Hayfin, the expenses incurred by the Company  in connection with this transaction and the value of the Hayfin Warrants and Hayfin Second Amendment Warrants, the Company recognized an aggregate discount on the Hayfin Loans in the amount of $19.5 million. The Company records debt discount as a reduction to the face amount of the debt, and the debt discount is amortized as interest expense over the life of the debt using the interest method. Based on the fair value of the Hayfin Warrants and the aggregate amount of fees and expenses associated with obtaining the Hayfin Credit Facility, the effective interest rate on the Hayfin Loans as of September 30,2023 and December 31, 2022 was approximately 17.6% and 16.1%, respectively.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is currently authorized to issue up to 10 million shares of preferred stock, $0.0001, par value per share. There were no shares of preferred stock outstanding at September 30, 2023 and December 31, 2022.

Common Stock

As of September 30, 2023 and December 31, 2022, the Company was authorized to issue 300,000,000 shares of its common stock, $0.0001 par value per share, and 225,958,084 and 221,816,930 shares of common stock were outstanding as of September 30, 2023 and December 31, 2022, respectively. After giving effect to the 43,089,619 shares reserved for outstanding warrants and awards issued or reserved for future issuance under the Company’s equity incentive plans, as of September 30, 2023 there were 30,952,297 shares of common stock available for issuance.

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

On May 13, 2023, warrants to purchase 24,800 shares of the Company’s common stock held by a former noteholder of the Company expired in accordance with their terms. On June 16, 2023, various entities affiliated with Hayfin exercised 3,388,686 Hayfin Warrants in a cashless exercise transaction resulting in the Company issuing 1,967,847 shares of its common stock to such entities. At September 30, 2023 and December 31, 2022, the Company had outstanding warrants to purchase an aggregate of 12,502,906 and 13,525,148 shares, respectively, of common stock, with weighted-average exercise prices of $2.32 and $1.99 per share, respectively, with expiration dates ranging between December 2024 and December 2030.

Equity Incentive Plans

The fair value of stock options granted under the Company’s equity incentive plans was determined on the date of grant using the Black-Scholes option valuation model. The Black-Scholes model was developed for use in estimating the fair value of publicly traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of certain subjective assumptions including the expected stock price volatility. The stock options granted to employees and directors have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. The following assumptions were used to determine the fair value of options granted during the nine months ended September 30, 2023 and 2022:

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	Nine Months Ended September 30,
	2023	2022
Expected term	5.5 - 6.3 years	5.5 - 6.3 years
Volatility	68%	68%
Dividend yield	0.0	0.0
Risk-free interest rate	4.20-4.24%	1.72-1.73%

On June 21, 2022, the Company’s stockholders approved the ADMA Biologics, Inc. 2022 Compensation Plan (the “2022 Equity Plan”), which replaced the ADMA Biologics, Inc. 2014 Omnibus Incentive Compensation Plan. Approval of the 2022 Equity Plan resulted in approximately 18 million additional shares of the Company’s common stock being reserved for future awards. During the nine months ended September 30, 2023 and 2022, the Company granted options to purchase an aggregate of 1,727,510 and 1,194,032 shares of common stock, respectively, to its directors and employees.  The weighted average remaining contractual life of stock options outstanding and expected to vest at September 30, 2023 is 6.8 years. The weighted average remaining contractual life of stock options exercisable at September 30, 2023 is 5.2 years. During the nine months ended September 30, 2023, options to purchase 3,809,210 shares of common stock were exercised, for which 2,108,030 shares were withheld to cover the aggregate exercise prices and 259,867 shares were withheld to cover payroll taxes, and the Company received aggregate net exercise proceeds of $1.1 million.

A summary of the Company’s option activity under the Company’s equity incentive plans and related information is as follows:

	Shares	Weighted Average Exercise Price
Options outstanding, vested and expected to vest at December 31, 2022	8,256,211	$3.37
Forfeited	(96,392)	$2.71
Expired	(236,878)	$6.53
Granted	1,727,510	$3.35
Exercised	(3,809,210)	$3.15
Options outstanding, vested and expected to vest at September 30, 2023	5,841,241	$3.39

Options exercisable	3,163,516	$3.91

As of September 30, 2023, the Company had $4.3 million of unrecognized compensation expense related to options granted under the Company’s equity incentive plans, which is expected to be recognized over a weighted-average period of 2.7 years.

During the nine months ended September 30, 2023 and 2022, the Company granted RSUs representing an aggregate of 3,345,760 and 1,119,266 shares, respectively, to certain employees of the Company and to members of its Board of Directors. These RSUs generally vest annually over a period of four years for employees and semi-annually over a period of one year for directors. During the nine months ended September 30, 2023, an aggregate of 1,032,698 shares of common stock vested in connection with grants of RSUs. With respect to these vested RSUs, 300,704 shares valued at approximately $1.0 million were withheld by the Company to cover employees’ tax liabilities. These shares were no longer outstanding as of September 30, 2023. A summary of the Company’s unvested RSU activity and related information is as follows:

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2022	2,866,987	$1.59
Granted	3,345,760	$3.42
Vested	(1,032,698)	$1.69
Forfeited	(302,567)	$2.64
Balance at September 30, 2023	4,877,482	$2.94

As of September 30, 2023, the Company had $11.6 million of unrecognized compensation expense related to unvested RSUs granted under the Company’s equity incentive plans, which is expected to be recognized over a weighted-average period of 3.1 years.

Total stock-based compensation expense for all awards granted under the Company’s equity incentive plans for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$12,328	$4,952	$27,131	$14,521
Plasma center operating expenses	41,346	21,588	104,108	62,255
Selling, general and administrative	1,450,454	1,187,043	3,838,651	3,772,860
Cost of product revenue	190,513	99,911	471,955	296,293
Total stock-based compensation expense	$1,694,641	$1,313,494	$4,441,845	$4,145,929

9.	RELATED PARTY TRANSACTIONS

The Company leases an office building and equipment from Areth, LLC (“Areth”) pursuant to an agreement for services effective as of January 1, 2016, as amended from time to time, and pays monthly rent on this facility in the amount of $10,000 through December 31, 2026. Rent expense for the three and nine months ended September 30, 2023 and 2022 amounted to $30,000 and $90,000, respectively. Areth is a company controlled by Dr. Jerrold B. Grossman, the Vice Chairman of the Company’s Board of Directors, and Adam S. Grossman, the Company’s President and Chief Executive Officer. The Company also reimburses Areth for office and building-related (common area) expenses, equipment and certain other operational expenses, which were not material to the condensed consolidated financial statements for the nine months ended September 30, 2023 and 2022.

During the nine months ended September 30, 2023 and 2022, the Company purchased certain specialized medical equipment and services primarily related to the Company’s plasma collection centers, as well as personal protective equipment, from GenesisBPS and its affiliates (“Genesis”), aggregating to $0.4 million and $0.1 million, respectively. Genesis is owned by Dr. Grossman and Adam Grossman.

On August 15, 2023, two of the Company’s executive officers exercised options to purchase 2,909,721 shares of the Company’s common stock on a cashless basis, and 688,657 shares of common stock were issued to these executive officers, net of 257,867 shares of common stock to cover a portion of their tax liabilities (see Note 8).

See Note 7 for a discussion of the Company’s former credit facility and related transactions with Perceptive, a holder of more than 5% of the Company’s common stock during the nine months ended September 30, 2022. There were no transactions with Perceptive during the nine months ended September 30, 2023.

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

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
IT Systems Disruption

On June 19, 2023, the Company experienced an IT systems disruption, which rendered certain of the Company’s IT technology systems inaccessible for less than one week. The Company’s investigation of the disruption has essentially been completed with the assistance of third-party consultants. While no definitive root cause has been identified, as previously disclosed the Company believes that this IT systems disruption may have been caused by a third-party who may have gained access to the system. There was no original financial systems or other data loss or any evidence of files exfiltrated due to this disruption. Normal course operations have resumed across the Company’s business units. At the time of the disruption, the Company was in production of two batches of BIVIGAM, and after a prolonged hold time, it was deemed to be a prudent GMP quality decision to discard these two in-process production batches as these batches were no longer viable for further production or had any alternative use. As a result, the Company recorded a one-time, non-recurring charge of $2.1 million in the second quarter of 2023 for this inventory, which is reflected in Cost of product revenue in the accompanying consolidated statements of operations for the nine months ending September 30, 2023. In addition, during the second quarter of 2023, the Company’s Plasma center operating expenses were adversely impacted by approximately $0.7 million due to the temporary closing of the Company’s plasma collection centers while their IT systems were restored.

The Company carries appropriate insurance for these types of instances, and while there can be no assurances ADMA will be reimbursed for the insurance claims made pertaining to these charges, the Company is actively working with its insurance broker and carriers.

COVID-19 Pandemic

The Company continues to monitor the ongoing developments related to the COVID-19 pandemic, including the emergence of the Delta, Omicron and BA.2 variants and other resistant strains of the coronavirus, and its impacts to the Company’s commercial and manufacturing operations and plasma collection facilities, including collections of source plasma, procurement of raw materials and packaging materials, a portion of which are sourced internationally, and the testing of finished drug product that is required prior to its availability for commercial sale. A substantial portion of such testing had historically been performed by contract laboratories outside the United States.

Due to a combination of previously mandated state and local “shelter-in-place” orders, as well as government stimulus packages, persisting social distancing measures and varying roll-outs of vaccinations by state, the Company at times experienced lower than normal donor collections at its FDA approved plasma collection centers during 2021 and part of 2022. From time to time during 2021 and 2022, the Company was also subject to delays in shipments of source plasma from its contracted third-party suppliers, as well as delays in deliveries for personal protective equipment, reagents and other non-plasma raw materials and supplies used in the manufacture and distribution of its products. In addition, the Company has been subject to supply chain delays as a result of certain of its suppliers diverting significant resources towards the rapid development and distribution of COVID-19 vaccines and, as a result, the Company elected to carry more raw materials inventory than it had in the past. The COVID-19 pandemic previously impacted, to a certain degree, the Company’s customer engagement initiatives, whereby ADMA’s sales and medical affairs field personnel faced difficulties communicating directly with physicians and other healthcare professionals, as well as the cancellation or postponement of a number of key scientific and medical meetings, further limiting the Company’s ability to communicate with potential customers.

The pandemic could also impact the Company’s ability to interact with the FDA or other regulatory authorities and could result in delays in the conduct of inspections or review of pending applications or submissions. Although the Company has received FDA approvals for six of its plasma collection centers since January 1, 2022 and previously received several other FDA approvals while two FDA inspections of the Boca Facility were completed during the year ended December 31, 2021, no assurances can be provided as to the timing for completion of any future regulatory submissions or applications that may be impacted by restrictions related to COVID-19.

During the nine months ended September 30, 2023 and 2022, the Company’s total revenues attributable to international customers was approximately 6% and 7%, respectively. As the Company seeks to grow this aspect of its business, it may also be subject to the impacts of the COVID-19 pandemic in locations outside the United States.

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

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Although the COVID-19 pandemic has not, to date, materially adversely impacted the Company’s capital and financial resources, because the Company is unable to determine the ultimate severity or duration of the COVID-19 pandemic or other pandemics or their long-term effects on, among other things, the global, national or local economies, the capital and credit markets or the Company’s workforce, customers or suppliers, at this time the Company is unable to predict whether COVID-19 or other pandemics will have a material adverse impact on the Company’s business, financial condition, liquidity or results of operations.

Vendor Commitments
Pursuant to the terms of a plasma purchase agreement with BPC dated as of November 17, 2011 (the “2011 Plasma Purchase Agreement”), the Company agreed to purchase from BPC an annual minimum volume of source plasma containing antibodies to RSV to be used in the manufacture of ASCENIV. The Company must purchase a to-be-determined and agreed upon annual minimum volume from BPC, and under the original 2011 Plasma Purchase Agreement, the Company was permitted to also collect high-titer RSV plasma from up to five wholly-owned ADMA plasma collection facilities.  During 2015, the Company and BPC amended the 2011 Plasma Purchase Agreement to (i) allow the Company to collect its raw material RSV high-titer plasma from any number of wholly-owned ADMA plasma collection facilities and (ii) to allow the Company to purchase its raw material RSV high-titer plasma from other third-party collection organizations, in each case, provided that the annual minimum volumes from BPC were met, thus allowing the Company to expand its reach for raw material supply as it executes its commercialization plans for ASCENIV. As part of the closing of the Biotest Transaction, the parties amended the 2011 Plasma Purchase Agreement to extend the initial term through the 10-year anniversary of the closing date of the Biotest Transaction. Unless terminated earlier, the 2011 Plasma Purchase Agreement expires in June 2027, after which it may be renewed for two additional five-year periods if agreed to by the parties. On December 10, 2018, BPC assigned its rights and obligations under the 2011 Plasma Purchase Agreement to Grifols Worldwide Operations Limited (“Grifols”) as its successor-in-interest, effective January 1, 2019. On January 1, 2019, Grifols and the Company entered into an additional amendment to the 2011 Plasma Purchase Agreement for the purchase of source plasma containing antibodies to RSV from Grifols. Pursuant to this amendment, until January 1, 2022, the Company could purchase RSV plasma from Grifols from the two plasma collection centers that were transferred to BPC on January 1, 2019 at a price equal to cost plus five percent (5%) (without any additional increase due to inflation). Effective January 1, 2022, RSV plasma purchased from these two plasma collection centers are subject to the pricing terms in effect for RSV plasma purchased from other plasma collection centers owned by Grifols.

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

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Effective as of May 12, 2021, the Company and Grifols amended the foregoing 2017 Plasma Purchase Agreement whereby, among other things, the term of the agreement was extended through December 31, 2022, however Grifols’ commitment to supply the Company with NSP under this agreement was not satisfied until March of 2023. In order to maintain a reliable supply of raw material plasma thereafter, the Company has executed additional agreements with multiple third-party suppliers of NSP. The Company has also increased its number of plasma collection center buildouts such that the Company expects to have ten FDA-approved plasma collection centers in operation by the end of 2023, while also continuing to increase its plasma collection capabilities at its ADMA BioCenters plasma collection centers business segment.

Through December 31, 2022, the Company purchased substantially all of its raw material plasma from Grifols. For the nine months ended September 30, 2023, plasma purchases from Grifols totaled $6.5 million, or approximately 23% of the Company’s total inventory purchases. For the nine months ended September 30, 2022, plasma purchases from Grifols totaled $40.3 million, representing approximately 68% of the Company’s total inventory purchases.

Post-Marketing Commitments

In connection with the approval of the BLA for BIVIGAM, on December 19, 2012, Biotest committed to perform two additional post-marketing studies, a pediatric study to evaluate the efficacy and safety of BIVIGAM in children and adolescents, and a post-authorization safety study to further assess the potential risk of hypotension and hepatic and renal impairment in BIVIGAM-treated patients with primary humoral immunodeficiency. These studies were required to be completed by June of 2023. Both studies have been completed and the study reports have been submitted to the FDA.  ADMA had assumed the remaining obligations, and the costs of the studies have been expensed as incurred as research and development expenses. For the nine months ended September 30, 2023 and 2022, the Company incurred expenses related to these studies of $1.7 million and $1.5 million, respectively.

In connection with the FDA’s approval of ASCENIV on April 1, 2019, the Company is required to perform a pediatric study to evaluate the safety and efficacy of ASCENIV in children and adolescents. For the nine months ended September 30, 2023 and 2022, the Company incurred expenses related to this study in the amount of $0.6 million and $0.3 million, respectively. The Company expects to incur expenses of approximately $1.3 million to complete this study, which is required to be completed by June of 2026.

Employment Contracts

The Company has entered into employment agreements with Mr. Grossman and with Brian Lenz, the Company’s Executive Vice President, Chief Financial Officer and General Manager, ADMA BioCenters.

Other Commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of September 30, 2023. The Company does not anticipate recognizing any significant losses relating to these arrangements.

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

Three Months Ended September 30, 2023
	ADMA BioManufacturing	Plasma Collection Centers	Corporate	Consolidated

Revenues	$66,566,884	$672,006	$35,708	$67,274,598

Cost of product revenue	41,733,958	888,055	-	42,622,013

Income (loss) from operations	15,016,875	(682,947)	(5,648,769)	8,685,159

Interest and other expense, net	(140,669)	(400)	(5,979,035)	(6,120,104)

Net income (loss)	14,876,206	(683,347)	(11,627,804)	2,565,055

Total assets	262,553,540	35,621,536	50,821,489	348,996,565
Depreciation and amortization expense	1,282,076	810,432	-	2,092,508

Three Months Ended September 30, 2022
	ADMA	Plasma Collection
	BioManufacturing	Centers	Corporate	Consolidated

Revenues	$37,280,798	$3,773,631	$35,708	$41,090,137

Cost of product revenue	27,883,046	3,550,450	-	31,433,496

Income (loss) from operations	297,310	(4,636,269)	(4,977,774)	(9,316,733)

Interest and other expense, net	(3,023)	(154)	(5,579,594)	(5,582,771)

Net income (loss)	294,287	(4,636,423)	(10,557,368)	(14,899,504)

Total assets	242,983,498	39,125,933	18,448,139	300,557,570
Depreciation and amortization expense	1,214,529	647,463	-	1,861,992

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2023
	ADMA	Plasma Collection
	BioManufacturing	Centers	Corporate	Consolidated

Revenues	$175,904,955	$8,299,243	$107,125	$184,311,323

Cost of product revenue	118,708,495	7,747,250	-	126,455,745

Income (loss) from operations	26,576,977	(3,028,792)	(16,149,421)	7,398,764

Interest and other expense, net	(170,069)	(605)	(17,822,557)	(17,993,231)

Net income (loss)	26,406,908	(3,029,397)	(33,971,978)	(10,594,467)

Capital expenditures	1,767,825	1,805,961	-	3,573,786
Depreciation and amortization expense	3,857,085	2,365,965	-	6,223,050

Nine Months Ended September 30, 2022
	ADMA	Plasma Collection
	BioManufacturing	Centers	Corporate	Consolidated

Revenues	$95,129,542	$8,861,570	$107,125	$104,098,237

Cost of product revenue	74,383,948	8,626,208	-	83,010,156

Loss from operations	(4,423,228)	(12,520,163)	(16,363,147)	(33,306,538)

Interest and other expense, net	(70,084)	(1,221)	(13,624,483)	(13,695,788)

Loss on extinguishment of debt	-	-	(6,669,941)	(6,669,941)

Net loss	(4,493,312)	(12,521,384)	(36,657,571)	(53,672,267)

Capital expenditures	4,292,246	5,870,404	-	10,162,650
Depreciation and amortization expense	3,486,212	1,689,362	918	5,176,492

Net revenues according to geographic area, based on the location of where the product is shipped, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$64,617,747	$37,854,167	$173,920,284	$96,445,162
International	2,656,851	3,235,970	10,391,039	7,653,075
Total revenues	$67,274,598	$41,090,137	$184,311,323	$104,098,237

12.	LEASE OBLIGATIONS

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

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company determines if an arrangement is an operating lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. All other leases are recorded on the balance sheet with assets representing the right to use the underlying asset for the lease term and lease liabilities representing the obligation to make lease payments arising from the lease. For all of its leases, the Company has elected and applies the practical expedient available to lessees to combine non-lease components with their related lease components and account for them as a single combined lease component. Right-to-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of the lease payments is determined using the Company’s incremental borrowing rate. The Company’s lease expense is recognized on a straight-line basis over the lease term and is reflected in Plasma center operating expenses and Selling, general and administrative expenses. Aggregate lease expense for the Company’s leases for the three months ended September 30, 2023 and 2022 was approximately $0.6 million, and aggregate lease expense for the nine months ended September 30, 2023 and 2022 was $1.8 million and $1.5 million, respectively. Cash paid for the Company’s leases for the three months ended September 30, 2023 and 2022 was approximately $0.6 million and $0.5 million, respectively, and cash paid for the nine months ended September 30, 2023 and 2022 was approximately $1.8 million and $1.3 million, respectively.

The Company has aggregate lease liabilities of $10.9 million and $11.6 million as of September 30, 2023 and December 31, 2022, respectively, which are comprised primarily of the leases for the Company’s plasma collection centers and a warehouse lease for raw material storage related to the Company’s immunoglobulin manufacturing operations.  The Company’s operating leases have a weighted average remaining term of 7.9 years. Scheduled payments under the Company’s lease obligations are as follows:

Remainder of 2023	$597,659
Year ended December 31, 2024	2,343,314
2025	2,366,432
2026	2,116,036
2027	2,040,690
2028	2,087,825
Thereafter	6,150,745
Total payments	17,702,701
Less: imputed interest	(6,754,722)
Current portion	(982,891)
Balance at September 30, 2023	$9,965,088

13.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information for the nine months ended September 30, 2023 and 2022 is as follows:

	2023	2022
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$13,895,692	$9,610,361
Noncash Financing and Investing Activities:
Equipment acquired reflected in accounts payable and accrued liabilities	$270,328	$1,749,746
Right-to-use assets in exchange for lease obligations	$-	$3,660,890
Warrants issued in connection with notes payable	$5,594,764	$9,569,604

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We manufacture these products at our FDA-licensed, plasma fractionation and purification facility located in Boca Raton, Florida with a peak annual source plasma processing capability of up to 600,000 liters (the “Boca Facility”). Based on current production yields, our completed and ongoing supply chain enhancements and capacity expansion initiatives, we believe this facility has the potential to produce quantities of our immune globulin (“IG”) products representing annual revenues of $250 million or more in 2023, potentially more than $290 million in annual revenue in 2024 and potentially in excess of $335 million of annual revenue thereafter. At these revenue levels, we forecast achieving consolidated gross margins in the range of 40-50% and net income margins in the range of 20-30%. Primarily as a result of the significant revenue growth and continued physician, patient and payer acceptance of BIVIGAM and ASCENIV that we have experienced over the past several years, we achieved positive net income and positive cash flow from operations for the first time in the Company’s history during the three months ended September 30, 2023. These assumptions translate to potential annual gross profit and net income in excess of $110-$160 million and $55-$100 million, respectively, during the 2024-2025 time periods.

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

POTENTIAL IMPACT OF COVID-19, GLOBAL CONFLICTS AND ECONOMIC UNCERTAINTY

We continue to monitor the ongoing developments related to the COVID-19 pandemic, including the emergence of the Delta, Omicron and BA.2 variants and other resistant strains of the coronavirus, as well as the global conflicts and associated economic uncertainty, and their impacts to our commercial and manufacturing operations and plasma collection facilities, including collections of source plasma, procurement of raw materials and packaging materials, a portion of which are sourced internationally, and the testing of finished drug product that is required prior to its availability for commercial sale. A substantial portion of such testing had historically been performed by contract laboratories outside the United States.

Due to a combination of previously mandated state and local “shelter-in-place” orders, as well as government stimulus packages, persisting social distancing measures and varying roll-outs of vaccinations by state, we experienced at times lower than normal donor collections at our FDA approved plasma collection centers during 2021 and part of 2022. From time to time during 2021 and 2022, we were also subject to delays in shipments of source plasma from our contracted third-party suppliers, as well as delays in deliveries for personal protective equipment, reagents and other non-plasma raw materials and supplies used in the manufacture and distribution of our products. In addition, we have been subject to supply chain delays as a result of certain of our suppliers diverting significant resources towards the rapid development and distribution of COVID-19 vaccines and, as a result, we elected to carry more raw materials inventory than we have in the past. The COVID-19 pandemic previously impacted, to a certain degree, our customer engagement initiatives, whereby ADMA’s sales and medical affairs field personnel faced difficulties communicating directly with physicians and other healthcare professionals, as well as the cancellation or postponement of a number of key scientific and medical meetings, further limiting our ability to communicate with potential customers.

Index
The pandemic could also impact our ability to interact with the FDA or other regulatory authorities and could result in delays in the conduct of inspections or review of pending applications or submissions. Although we have received FDA approvals for six of our plasma collection centers since January 1, 2022 and previously received several other FDA approvals while two FDA inspections of the Boca Facility were completed during the year ended December 31, 2021, no assurances can be provided as to the timing for completion of any future regulatory submissions or applications that may be impacted by restrictions related to COVID-19.

During the nine months ended September 30, 2023 and 2022, the Company’s total revenues attributable to international customers was approximately 6% and 7%, respectively. As we seek to grow this aspect of our business, we may also be subject to the impacts of the COVID-19 pandemic in locations outside the United States.

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

Although the COVID-19 pandemic and global conflicts and economic uncertainty have not, to date, materially adversely impacted our capital and financial resources, because we are unable to determine the ultimate severity or duration of the pandemic and any global conflicts and economic uncertainty or their long-term effects on, among other things, the global, national or local economies, the capital and credit markets or our workforce, customers or suppliers, at this time we are unable to predict whether COVID-19, or any known or future variant or government order, or global conflicts and economic uncertainty will have a material adverse impact on our business, financial condition, liquidity and results of operations. After the COVID-19 global pandemic has settled, we may continue to experience adverse impacts to our business as a result of evolving macroeconomic factors, including general economic uncertainty, international conflicts, unemployment rates, inflationary pressures and any actual economic recession that has occurred or may occur in the future.

IT SYSTEMS DISRUPTION

On June 19, 2023, we experienced an IT systems disruption, which rendered certain of our IT technology systems inaccessible for less than one week. Our investigation of the disruption has essentially been completed with the assistance of third-party consultants. While no definitive root cause has been identified, as previously disclosed we believe that this IT systems disruption may have been caused by a third-party who may have gained access to the system. There was no original financial systems or other data loss or any evidence of files exfiltrated due to this disruption. Normal operations have resumed across our business units. At the time of the disruption, we were in production of two batches of BIVIGAM, and after a prolonged hold time, it was deemed to be a prudent GMP quality decision to discard these two in-process production batches as these batches were no longer viable for further production or had any alternative use. As a result, we recorded a one-time, non-recurring charge of $2.1 million for this inventory in the second quarter of 2023, which is reflected in Cost of product revenue in the accompanying consolidated statements of operations for the nine months ended September 30, 2023. In addition, during the second quarter, of 2023, the Company’s Plasma center operating expenses were adversely impacted by approximately $0.7 million due to the temporary closing of our plasma collection centers while their IT systems were restored.

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

Historically, adjustments to these estimates to reflect actual results or updated expectations have not been material to our overall business. However, two of our primary immunoglobulin products, ASCENIV and BIVIGAM, were approved for commercial sale by the FDA in 2019. Therefore, while we have some historical experience with rebates with respect to these products, it is not extensive. If any of our ratios, factors, assessments, experiences or judgments are not indicative or accurate estimates of our future experience, our results could be materially affected. Estimates that are most at risk for material adjustment are those associated with U.S. Medicaid rebates because of the extensive time delay between the recording of the accrual and its ultimate settlement, an interval that can generally take up to several years or more. These estimates may change from time to time based on changes in utilization, payor and channel mixes. While our results of operations to date have not required any material adjustment due to this risk, the delay between when this obligation is initially recorded and ultimately settled could potentially materially impact our revenues and our results of operations in the future.

Index
Stock-Based Compensation and Valuation of Warrants

All equity-based payments, including grants of stock options and Restricted Stock Units (“RSUs”) are recognized at their estimated fair value at the date of grant, and compensation expense is recognized on a straight-line basis over the grantee’s requisite vesting period. For the purpose of valuing stock options granted to our employees, directors and officers, we use the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of publicly traded options, which have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the underlying Black-Scholes assumptions can materially affect the fair value estimate. To determine the risk-free interest rate, we utilize the U.S. Treasury yield curve in effect at the time of the grant with a term consistent with the expected term of our awards. The expected term of the options granted is in accordance with U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletins 107 and 110 and is based on the average between vesting terms and contractual terms. The expected dividend yield reflects our current and expected future policy for dividends on our Common Stock. The expected stock price volatility for our stock options was calculated by examining the historical volatility of our Common Stock since our Common Stock became publicly traded. We will continue to analyze the expected stock price volatility and expected term assumptions and will adjust our Black-Scholes option pricing assumptions as appropriate. Any changes in the foregoing Black-Scholes assumptions, or our election to utilize an alternative method for valuing stock options granted to employees, directors and officers, could potentially impact our stock-based compensation expense and our results of operations.

We also use the Black-Scholes option valuation model for the purpose of estimating the fair value of warrants we issue from time to time in connection with the issuance of notes payable. Changes in our Black-Scholes assumptions, or our election to utilize an alternative method for valuing warrants issued to our lenders, could impact our interest expense and results of operations.

Impairment of Long-Lived Assets

We assess the recoverability of our long-lived assets, which include property and equipment and definite-lived intangible assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s carrying value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the nine months ended September 30, 2023 and 2022, we did not identify any impairment indicators for our long-lived assets, and as a result no impairment charges were recorded. Examples of events or circumstances that may be indicative of impairment that would require the use of significant judgment by management include:

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

Goodwill is not amortized but is assessed for impairment on an annual basis or more frequently if impairment indicators exist. The testing of goodwill for impairment requires us to determine whether or not the fair value of the reporting unit associated with the goodwill is less than its carrying amount, including goodwill and other intangible assets. An impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value, with the impairment loss recognized not to exceed the total amount of goodwill allocated to that reporting unit. In order to determine the fair value of the reporting unit, we utilize the fair value of the Company as a whole, as determined by its market capitalization. Determination of the fair value and carrying value of each reporting unit, relative to the fair value of the Company, requires management to employ certain estimates, assumptions and judgment, which we believe are reasonable. However, any changes to these estimates and assumptions could impact our determination of whether or not our goodwill is impaired. We did not recognize any impairment charges related to goodwill for the nine months ended September 30, 2023 and 2022.

Index
Deferred Tax Assets

We maintain a full valuation allowance against all of our net deferred tax assets, and as a result have recorded no income tax benefit in the accompanying consolidated financial statements. This valuation allowance reflects our assessment of whether it is more likely than not that we will generate sufficient taxable income in the future to be able to utilize our deferred tax assets. In determining whether a valuation allowance is warranted, we evaluate factors such as prior earnings history, expected future earnings, carryback and carryforward periods and tax strategies. We consider all positive and negative evidence to estimate if sufficient future taxable income will be generated to realize our deferred tax assets.  We consider cumulative losses in recent years to be a significant type of negative evidence. Based on our history of losses prior to the three months ending September 30, 2023, at this time we have not included future projected taxable income as a source of income to recognize our deferred tax assets.

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

The following table presents a summary of the changes in our results of operations for the three months ended September 30, 2023, our third fiscal quarter, compared to the three months ended September 30, 2022:

	Three Months Ended September 30,
	2023	2022	Increase (Decrease)
Revenues	$67,274,598	$41,090,137	$26,184,461
Cost of product revenue	42,622,013	31,433,496	11,188,517
Gross profit	24,652,585	9,656,641	14,995,944
Research and development expenses	595,903	1,041,947	(446,044)
Plasma center operating expenses	466,898	4,859,450	(4,392,552)
Amortization of intangibles	178,838	178,838	-
Selling, general and administrative expenses	14,725,787	12,893,139	1,832,648
Income (loss) from operations	8,685,159	(9,316,733)	18,001,892
Interest expense	(6,397,553)	(5,580,366)	(817,187)
Other income (expense), net	277,449	(2,405)	279,854
Net income (loss)	$2,565,055	$(14,899,504)	$17,464,559

Adjusted EBITDA *	$12,749,756	$(6,143,652)	$18,893,408

Revenues

We recorded total revenues of $67.3 million during the three months ended September 30, 2023, as compared to $41.1 million during the three months ended September 30, 2022, an increase of $26.2 million, or approximately 64%. The increase is primarily related to increased sales of BIVIGAM and ASCENIV in 2023 of $30.9 million, as we continue to experience increased physician, payer and patient acceptance and utilization of ASCENIV and expand our customer base for BIVIGAM.

The foregoing increase in IVIG revenues in the third quarter of 2023 was partially offset by a $3.1 million decrease in third-party plasma sales by our Plasma Collection Centers business segment. During the first quarter of 2023, we fulfilled our entire commitment to supply normal source plasma (“NSP”) to our primary third-party customer for fiscal 2023. As a result, we do not expect to generate significant revenues from this business segment during the remainder of 2023, as we anticipate using all of the plasma collected during that period to support our IVIG production operations.

Cost of Product Revenue and Gross Profit

Cost of product revenue was $42.6 million for the three months ended September 30, 2023, as compared to $31.4 million for the three months ended September 30, 2022. This increase is primarily attributable to volume-driven increases in product revenue costs related to the increased sales of BIVIGAM and ASCENIV of $14.9 million, partially offset by $2.7 million of lower product revenue costs related to plasma sales and a reduction in unabsorbed manufacturing costs in 2023 of $0.7 million.

For the three months ended September 30, 2023, we had gross profit of $24.7 million, as compared to $9.7 million for the same period of a year ago, which represents an increase of $15.0 million. As a result, we achieved a gross margin of 36.6% in the third quarter of 2023 as compared to 23.5% in the third quarter of 2022. The improvement in gross margin is mainly driven by the substantial increase in our IVIG product revenues, higher gross margins on BIVIGAM sales in the third quarter of 2023 as compared to the third quarter of 2022 and a more favorable overall product mix toward increased sales of our higher margin ASCENIV product in 2023 as compared to 2022.

Index
Research and Development Expenses

Research and development (“R&D”) expenses totaled $0.6 million for the third quarter of 2023, as compared to $1.0 million for the third quarter of 2022. The decrease is primarily due to lower expenditures related to the BIVIGAM post-marketing commitments, which were completed in June of 2023 (see Note 10 to the consolidated financial statements) as required by the FDA.

Plasma Center Operating Expenses

Plasma Center Operating Expenses decreased from $4.9 million for the three months ended September 30, 2022 to $0.5 million for the three months ended September 30, 2023. As a result of our plasma center expansion initiatives which have resulted in 10 plasma centers currently collecting plasma, we were able to double the amount of plasma collected in the third quarter of 2023 as compared to the third quarter of 2022. In addition, as a result of changes in the market price of NSP and the impact on the net realizable value of our plasma inventory, coupled with a reduction in the cost per liter to collect plasma, the amount of plasma center costs we capitalized into inventory increased by $11.6 million for the three months ended September 30, 2023 as compared to the same period of a year ago. This amount was partially offset by increases in donor fees of $3.3 million, compensation, benefits and temporary labor of $0.9 million, softgoods and supplies of $1.0 million, donor testing expenses of $1.3 million, depreciation of $0.2 million and software maintenance expense of $0.4 million.

Amortization of Intangibles

Amortization expense pertains to the amortization of intangible assets acquired in a 2017 acquisition transaction and was $0.2 million for the three months ended September 30, 2023 and 2022.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $14.7 million for the three months ended September 30, 2023, an increase of $1.8 million from the three months ended September 30, 2022. The increase reflects increases in employee-related costs, including salaries, benefits, stock-based compensation, travel, relocation and recruiting, in the amount of $0.5 million, state and local taxes of $0.5 million, insurance expense of $0.4 million, data services and market intelligence fees in support of the continued ASCENIV and BIVIGAM commercialization efforts in the amount of $0.3 million and marketing and advertising expenses of $0.2 million.

Income/Loss from Operations

Our operating income was $8.7 million for the third quarter of 2023, as compared to an operating loss of $9.3 million for the third quarter of 2022. The $18.0 million increase in operating income was mainly due to the improved gross profit of $15.0 million, as well as the reduction in total operating expenses of $3.0 million, which was driven by the reduction in plasma center operating expenses.

Interest Expense

Interest expense for the three months ended September 30, 2023 was $6.4 million, as compared to $5.6 million for the three months ended September 30, 2022. The increase is mainly due to rising interest rates on the indebtedness underlying our senior credit facility (see “Liquidity and Capital Resources”) and, to a lesser extent, increases in debt principal resulting from “in kind” interest paid in the form of additional indebtedness.

Other Income (Expense), Net

Other income, net, for the three months ended September 30, 2023 was $0.3 million, as compared to other expense, net, of $2,000 for the three months ended September 30, 2022. The increase is mainly due to an increase in interest income of approximately $0.4 million in 2023.

Index
Net Income/Loss

Our net income was $2.6 million for the third quarter of 2023, as compared to a net loss of $14.9 million for the third quarter of 2022. This $17.5 million improvement in our results of operations was primarily due to the increase in operating income of $18.0 million discussed above. Although we recorded net income for the three months ended September 30, 2023, we did not record any income tax provision or benefit for this period, as we believe our net operating loss carryforwards are sufficient to offset any associated income tax liability. In addition, we have retained the full valuation allowance against our deferred tax assets as of September 30, 2023, as we do not believe our net income for this reporting period constitutes adequate positive evidence that we will generate sufficient future taxable income to realize our deferred tax assets.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

The following table presents a summary of the changes in our results of operations for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022:

	Nine Months Ended September 30,
	2023	2022	Increase (Decrease)
Revenues	$184,311,323	$104,098,237	$80,213,086
Cost of product revenue	126,455,745	83,010,156	43,445,589
Gross profit	57,855,578	21,088,081	36,767,497
Research and development expenses	2,854,514	2,539,444	315,070
Plasma center operating expenses	3,580,785	12,755,525	(9,174,740)
Amortization of intangibles	536,514	536,514	-
Selling, general and administrative expenses	43,485,001	38,563,136	4,921,865
Income (loss) from operations	7,398,764	(33,306,538)	40,705,302
Interest expense	(18,812,144)	(13,542,419)	(5,269,725)
Loss on extinguishment of debt	-	(6,669,941)	6,669,941
Other income (expense), net	818,913	(153,369)	972,282
Net loss	$(10,594,467)	$(53,672,267)	$43,077,800

Adjusted EBITDA *	$21,652,544	$(24,137,486)	$45,790,030

Revenues

We recorded total revenues of $184.3 million for the nine months ended September 30, 2023, as compared to $104.1 million for the nine months ended September 30, 2022, an increase of $80.2 million, or approximately 77%. The increase is primarily related to increased sales of our immunoglobulin products, mainly ASCENIV and BIVIGAM, generated by our Boca Facility manufacturing operations in 2023 of $80.9 million, as we continue to experience increased physician, payer and patient acceptance and utilization of ASCENIV and expand our customer base for BIVIGAM, partially offset by a decrease in sales of plasma in our Plasma Collection Centers business segment of $0.6 million.

Cost of Product Revenue and Gross Profit

Cost of product revenue was $126.5 million for first nine months of 2023, as compared to $83.0 million for the first nine months of 2022. This increase is primarily attributable to volume-driven increases in product revenue costs related to the increased sales of our immunoglobulin products of $45.5 million. Cost of product revenue was also impacted by the inventory losses of $2.1 million related to the June 2023 IT disruption, partially offset by a decrease in other manufacturing expenses of approximately $2.7 million in 2023, mainly due to a shorter planned shutdown of the Boca Facility in 2023 as compared to 2022, and lower plasma product revenue costs of $1.5 million.

For the nine months ended September 30, 2023, we had gross profit of $57.9 million, as compared to $21.1 million for the same period of a year ago. This gross profit increase of $36.8 million was primarily due to the revenue increases and the reduction in other manufacturing costs discussed above as we elected to extend our otherwise-routine plant shutdown in the first quarter of 2022 in order to complete certain projects. As a result, we achieved a gross margin of 31.4% in the nine months of 2023 as compared to 20.3% in the nine months of 2022.

Index
Research and Development Expenses

R&D expenses totaled $2.9 million for the first nine months of 2023, as compared to $2.5 million for the first nine months of 2022. The increase is primarily due to higher expenditures related to the BIVIGAM and ASCENIV post-marketing commitments we have with the FDA.

Plasma Center Operating Expenses

Plasma Center Operating Expenses decreased from $12.8 million in the first nine months of 2022 to $3.6 million in the first nine months of 2023. As a result of our plasma center expansion initiatives, which resulted in our more than doubling the number of liters of plasma collected, with a corresponding reduction in the cost per liter,  for the first nine months of 2023 as compared to the first nine months of 2022, coupled with the changes in the market price of NSP and its impact on the net realizable value of our plasma inventory, the amount of plasma center costs we capitalized into inventory increased by approximately $33.3 million in 2023. This amount was largely offset by increases in donor fees of $10.0 million, compensation, benefits and temporary labor of $3.7 million, softgoods and supplies of $4.0 million, donor testing expenses of $3.5 million, depreciation of $0.7 million, software maintenance expense of $0.8 million, utilities of $0.2 million, travel expenses of $0.1 million, transportation costs of $0.1 million, advertising expense of $0.1 million, repairs and maintenance expense of $0.1 million and rent of $0.2 million.  In addition, our plasma center collections and operating costs were unfavorably impacted by approximately $0.7 million due to the temporary closing of our plasma collection centers while their IT systems were restored.

Amortization of Intangibles

Amortization expense pertains to the amortization of intangible assets acquired in a 2017 acquisition transaction and was $0.5 million for the nine months ended September 30, 2023 and 2022.

Selling, General and Administrative Expenses

SG&A expenses were $43.5 million for the nine months ended September 30, 2023, an increase of $4.9 million from the nine months ended September 30, 2022. The increase reflects higher expenses for data services and market intelligence fees in support of the continued ASCENIV and BIVIGAM commercialization efforts in the amount of $1.7 million, employee-related costs including salaries, benefits, stock-based compensation, travel, relocation and recruiting of $1.2 million, marketing and advertising expenses of $0.4 million, insurance expense of $0.6 million, state and local taxes of $0.6 an software maintenance expense of $0.4 million.

Income/Loss from Operations

For the first nine months of 2023, we had operating income of $7.4 million, as compared to an operating loss was $33.3 million for the first nine months of 2022. The $40.7 million increase in operating income was mainly due to the improved gross profit of $36.8 million and the reduction in plasma center operating expenses of $9.2 million, partially offset by the increases in R&D and SG&A.

Interest Expense

Interest expense for the nine months ended September 30, 2023 was $18.8 million, as compared to $13.5 million for the nine months ended September 30, 2022. The increase is mainly due to approximately $57.7 million of additional debt principal resulting from the refinancing of our senior credit facility on March 23, 2022 (see Note 7 to the consolidated financial statements and “Liquidity and Capital Resources”), including interest payments made “in kind” in the form of additional indebtedness of approximately $6.0 million, as well as an increase in the stated interest rate on our senior debt from 10.75% in 2022 to as high as 14.4% at certain points in fiscal 2023.

Other Income (Expense), Net

Other income, net, for the nine months ended September 30, 2023 was $0.8 million, as compared to other expense, net, of $0.2 million for the nine months ended September 30, 2022. The increase is mainly due to an increase in interest and other income of approximately $1.0 million in 2023 due to higher interest earned on our cash balances in 2023.

Index
Net Loss

Our net loss was $10.6 million for the first nine months of 2023, as compared to $53.7 million for the first nine months of 2022. The $43.1 million decrease in net loss was mainly due to the improvement in operating income/loss of $40.7 million mainly attributable to the increased revenues and gross profit, the loss on extinguishment of debt of $6.7 million we recorded in the first quarter of 2022 in connection with the refinancing of our senior credit facility and $1.0 million of higher interest income, partially offset by the $5.3 million increase in interest expense.

Non-GAAP Financial Measures

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), Adjusted EBITDA

EBITDA and Adjusted EBITDA are important non-GAAP financial measures used by our management and Board of Directors to assess our operating performance. We use EBITDA and Adjusted EBITDA as key performance measures because we believe that they facilitate operating performance comparisons from period to period that exclude potential differences driven by the impact of variations of non-cash items such as depreciation and amortization, as well as, in the case of Adjusted EBITDA, stock-based compensation or certain one-time and non-recurring items. In addition, we believe that EBITDA, Adjusted EBITDA and similar measures are widely used by investors, securities analysts, ratings agencies and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities. See below for a reconciliation of our EBITDA and Adjusted EBITDA to net income/loss, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.

Because EBITDA and Adjusted EBITDA are measures not deemed to be in accordance with U.S. GAAP and are susceptible to varying calculations, our EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in our industry, because other companies may calculate EBITDA and Adjusted EBITDA in a different manner than we calculate these measurements. Although the Company uses Adjusted EBITDA as one of several financial measures to assess its operating performance, its use is limited as it excludes certain significant operating expenses. EBITDA and Adjusted EBITDA are not intended to represent cash flows for the periods presented, nor have they been presented as an alternative to operating income/loss, net income/loss or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP. The following table presents the reconciliation of net loss to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$2,565,055	$(14,899,504)	$(10,594,467)	$(53,672,267)
Depreciation	1,913,669	1,683,154	5,686,536	4,639,978
Amortization	178,838	178,838	536,514	536,514
Interest expense	6,397,553	5,580,366	18,812,144	13,542,419
EBITDA	11,055,115	(7,457,146)	14,440,727	(34,953,356)
Stock-based compensation	1,694,641	1,313,494	4,441,845	4,145,929
IT systems disruption	-	-	2,769,972	-
Loss on extinguishment of debt	-	-	-	6,669,941
Adjusted EBITDA	$12,749,756	$(6,143,652)	$21,652,544	$(24,137,486)

Adjusted EBITDA increased by $45.8 million for the nine months ended September 30, 2023 as compared to the same period of a year ago. The improvement is driven primarily by the lower net loss attributable to increased sales and gross profit in 2023, as well as continued operational oversight and cost containment efforts at both of our business segments.

Index
LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2023, we had working capital of $231.9 million, primarily consisting of $163.1 million of inventory, cash and cash equivalents of $74.2 million and $31.3 million of accounts receivable, partially offset by current liabilities of $41.8 million, as compared to working capital at December 31, 2022 of $231.1 million, primarily consisting of $163.3 million of inventory, cash and cash equivalents of $86.5 million and accounts receivable of $15.5 million, partially offset by current liabilities of $39.3 million. We have incurred an accumulated deficit of $488.6 million since inception and although we had positive cash flow from operations of $12.0 million for the three months ended September 30, 2023, we had negative cash flows from operations of $8.8 million and $52.1 million for the nine months ended September 30, 2023 and 2022, respectively, and $59.5 million and $112.4 million for the years ended December 31, 2022 and 2021, respectively. We have funded our operations over the past few years primarily from the sale of our equity and debt securities. Our material cash requirements are primarily comprised of:

•	The collection and procurement of raw material plasma and other raw materials necessary to maintain and scale up our manufacturing operations;
•	Employee compensation and benefits;
•	Capital expenditures to complete the buildout for and maintain our plasma collection facilities and for equipment upgrades and capacity expansion at the Boca Facility;
•	Plasma donor fees and plasma center supplies;
•	Interest on our debt;
•	Marketing programs, medical education and continued commercialization efforts;
•	Boca Facility maintenance, upgrades, repairs and supplies;
•	Conducting required post-marketing clinical trials for our FDA-approved products; and
•	Continuous improvements and updates to our IT infrastructure, laboratory equipment and assays, and facilities and engineering equipment.

In addition, our end-to-end production cycle time from procurement of raw materials to commercial release of finished product can take between seven and 12 months or potentially longer, requiring substantial inventories of raw material plasma and other manufacturing and laboratory testing materials and single use disposables.

Although we achieved net income of $2.6 million for the three months ended September 30, 2023, at present we cannot be certain that we will be able to continue to generate a sufficient amount of product revenue to maintain profitability on an ongoing basis. We currently anticipate, based upon our projected revenue and expenditures, that our current cash, cash equivalents and accounts receivable will be sufficient to fund our operations, as currently conducted, through the end of fiscal 2024, during which time we believe that we will continue to generate positive cash flows from operations. Our current outlook with respect to cash flows and profitability may change based upon several factors, including the success of our commercial efforts with respect to the sale of our products and the continued acceptability of our immune globulin products by physicians, patients or payers, and whether or not the assumptions underlying our projected revenues and expenses are correct. If we are unable to maintain positive cash flow throughout fiscal 2024, we may need to raise additional capital and if such capital is not available due to widespread liquidity constraints or significant market instability that could result from international or global conflicts, economic uncertainty, COVID-19 or other pandemics, inflationary pressures or other factors beyond our control, we may have to delay, curtail or eliminate some of our commercialization efforts or product development activities. If we are unable to generate sufficient revenue to maintain positive cash flow throughout fiscal 2024 and need to raise additional capital, we may decide to do so through public or private equity offerings or debt financings, or we may enter into a corporate collaboration or licensing arrangement.  The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders and, in such event, the value and potential future market price of our common stock may decline.

  ADMA continues to evaluate a variety of strategic alternatives, and the exploration of value-creating opportunities remains a top corporate priority.

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

After giving effect to the Hayfin Second Amendment, borrowings under the Hayfin Credit Agreement currently bear interest at the adjusted Term Secured Overnight Financing Rate (“SOFR”) for either a one-month or three-month tenor, as elected by us, and subject to a floor of 1.25%, plus an applicable margin of 8.5% (the “Applicable Margin”); provided, however, that upon, and during the continuance of, an Event of Default, the Applicable Margin shall increase by an additional 3% per annum. We will also continue to pay “in kind” a portion of the interest on the Hayfin Loans for each monthly or quarterly interest period in an amount equal to 2.5% per annum. Such interest paid “in kind” will reduce our quarterly cash interest obligation by approximately $1.0 million and will be added to the principal amount of the outstanding debt under the Hayfin Credit Facility. As a result, our outstanding debt principal on the Hayfin Loans will increase each month as long as we elect to continue to pay a portion of our interest obligation “in kind.” On the Hayfin Closing Date and as of September 30, 2023, the stated interest rate on the Hayfin Loans was 10.75% and 13.9%, respectively. On the last day of each calendar month or quarter during the term of the Hayfin Credit Facility, we are required to pay accrued interest to Hayfin of approximately $1.5 million per month or approximately $4.4 million per quarter based on current interest rates, after giving effect to the “in kind” interest of 2.5% per annum, but without giving effect to the Hayfin Delayed Draw Loan, which we have yet to draw upon. As of September 30, 2023, the outstanding principal balance on the Hayfin Loans is $157.7 million.

On the Hayfin Maturity Date, we must pay Hayfin the entire outstanding principal amount underlying the Hayfin Loans and any accrued and unpaid interest thereon, as well as an exit fee of 1.0% of the outstanding principal amount being paid. Prior to the Hayfin Maturity Date, there are no scheduled principal payments on the Hayfin Loans. We may prepay outstanding principal on the Hayfin Loans at any time and from time to time upon five business days’ prior written notice, subject to the payment to Hayfin of, (A) any accrued but unpaid interest on the prepaid principal amount plus (B) a prepayment fee in the amount equal to (i) 7.0% of the prepaid principal amount, if prepaid on or prior to the first anniversary of the Hayfin Second Amendment, (ii) 3.0% of the prepaid principal amount, if prepaid after the first anniversary of the Hayfin Second Amendment and on or prior to the second anniversary of the Hayfin Second Amendment, or (iii) 1.0% of the prepaid principal amount, if prepaid after the second anniversary of the Hayfin Second Amendment and on or prior to the third anniversary of the Hayfin Second Amendment. The Hayfin Second Amendment also provides for a 50% reduction to the foregoing early prepayment fees if the Hayfin Loans are prepaid under certain circumstances as defined in the Hayfin Second Amendment. In addition, for any prepayments of principal, we are required to pay the 1.0% exit fee for the amount of principal being paid.

All of our obligations under the Hayfin Credit Agreement are secured by a first-priority lien and security interest in substantially all of our tangible and intangible assets, including intellectual property and all of the equity interests in our subsidiaries. The Hayfin Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The negative covenants restrict or limit our ability and the ability of our subsidiaries to, among other things and subject to certain exceptions contained in the Hayfin Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to our or our subsidiaries’ business activities; make certain Investments or Restricted Payments (each as defined in the Hayfin Credit Agreement); change our fiscal year; pay dividends; repay certain other indebtedness; engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that have the impact of restricting our ability to make loan repayments under the Hayfin Credit Agreement. In addition, we are required (i) at all times prior to the Maturity Date to maintain a minimum cash balance of $6.0 million; and (ii) as of the last day of each fiscal quarter, report IVIG product and related revenues for the trailing 12-month period that exceed the amounts set forth in the Hayfin Credit Agreement, which range from $75.0 million for the fiscal quarter ending June 30, 2022 to $250.0 million for the fiscal quarter ending December 31, 2026 and each fiscal quarter thereafter. As of September 30, 2023, we were in compliance with all of the financial covenants contained in the Hayfin Credit Agreement.

Index
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

On September 3, 2021, we entered into a distribution agreement with Raymond James & Associates, Inc., as agent (“Agent”), pursuant to which we may offer and sell, from time to time, at our option, through or to the Agent, up to an aggregate of $50 million of shares of our common stock (the “Distribution Agreement”). We currently intend to use any net proceeds from the sale of our common stock under the Distribution Agreement for general corporate purposes, including procurement of source plasma and other raw materials, supply chain initiatives and production expenditures, working capital, capital expenditures, expansion and resources for commercialization activities, and other potential research and development and business opportunities. We currently have approximately $42.8 million of shares available to sell under the Distribution Agreement.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:
	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(8,795,952)	$(52,128,942)
Net cash used in investing activities	(3,573,786)	(10,162,650)
Net cash provided by financing activities	4,961	46,108,494
Net change in cash and cash equivalents	(12,364,777)	(16,183,098)

Cash and cash equivalents - beginning of period	86,521,542	51,089,118
Cash and cash equivalents - end of period	$74,156,765	$34,906,020

Net Cash Used in Operating Activities

Cash used in operations for the nine months ended September 30, 2023 was $8.8 million, a decrease of $43.3 million from the same period of a year ago, mainly due to a lower net loss after non-cash items and favorable changes in inventories, accounts payable and accrued expenses in 2023, partially offset by unfavorable changes in accounts receivable. The following table illustrates the primary components of and changes to our cash flows from operations:

	Nine Months Ended September 30,
	2023	2022
Net loss	$(10,594,467)	$(53,672,267)
Non-cash expenses, gains and losses	15,523,099	19,825,704
Changes in accounts receivable	(15,813,632)	7,674,472
Changes in inventories	163,942	(38,189,543)
Changes in prepaid expenses and other current assets	(12,309)	(1,033,238)
Changes in accounts payable and accrued expenses	3,719,609	13,435,589
Other	(1,782,194)	(169,659)
Cash used in operations	$(8,795,952)	$(52,128,942)

Index
Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023 and 2022 was $3.6 million and $10.2 million, respectively, and is comprised of capital expenditures for the construction and buildout of new plasma collection centers and related equipment and capital expenditures at the Boca Facility. The decrease in capital expenditures in 2023 is due to the completion of the construction and buildout of our 10 plasma collection facilities, with the 10th facility opening in the first quarter of 2023. While we currently have no firm commitments for capital expenditures, we expect our total capital expenditures will be between $2.0 million and $4.0 million for the remainder of fiscal 2023, mainly for additional upgrades to the Boca Facility manufacturing operations and related operational systems.

Net Cash Provided by Financing Activities

Cash provided by financing activities was $5,000 for the nine months ended September 30, 2023, as the net proceeds we received from the exercise of stock options was offset by the shares that were withheld and the related taxes we paid on RSUs that vested during the period. Cash provided by financing activities of $46.1 million for the nine months ended September 30, 2022 mainly consisted of proceeds received from the Hayfin Credit Facility, net of payments to retire our previously existing credit facility with Perceptive (see Note 7 to the consolidated financial statements).

Effect of Inflation

Inflation impacted a number of facets of our business during the nine months ended September 30, 2023 and 2022 at both of our business segments. We experienced price increases for, among other items, certain raw materials, consumable supplies, services for repairs and maintenance of our facilities, utilities, shipping and freight charges, fuel surcharges and labor costs, among other expenses. Based upon publicly available information and reports form the U.S. Government, we expect this trend to continue through 2023 and potentially longer, which could potentially have a significant impact on our future results of operations. In addition, some of our third-party plasma purchase agreements provide for annual price increases that are tied to various consumer price indices, which have resulted in higher than historical percentage price increases and has resulted in and is expected to continue to result in higher source plasma and other raw material and supplies costs for the remainder of 2023 and into future periods. We are unable to predict when these external drivers of inflation will subside.

Off-Balance Sheet Arrangements

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk as the result of changes in interest rates. Our senior credit facility with Hayfin requires monthly or quarterly payments of interest based on the adjusted Term SOFR plus the Applicable Margin. We currently do not utilize any derivative financial instruments, such as interest rate swaps or caps, to mitigate this risk. As of September 30, 2023, we had $157.7 million outstanding under our senior credit facility that is subject to a variable interest rate. As a result, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate would have an approximate $1.6 million annualized negative impact on our earnings and cash flows.

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

Index
Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of September 30, 2023. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of September 30, 2023 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	We have a history of losses and we may, in the future, need to raise additional capital to operate our business, which may not be available on favorable terms, if at all.

•	Although we achieved profitability for the third quarter of 2023 for the first time, we may not be able to maintain profitability in the future.

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

•
Our senior secured credit facility with Hayfin Services LLP (“Hayfin”) is subject to acceleration in specified circumstances, which may result in Hayfin taking possession and disposing of any collateral.

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

We currently anticipate, based upon our projected revenue and expenditures, that our current cash, cash equivalents and accounts receivable will be sufficient to fund our operations, as currently conducted, through the end of fiscal 2024, during which time we believe that we will continue to generate positive cash flow from operations. However, our current outlook on cash flows and profitability may change based upon how quickly we are able to execute on our commercialization efforts and operational initiatives and whether or not the assumptions underlying our projected revenues and expenses are correct. Although we achieved net income and positive cash flow from operations for the first time in our history during the third quarter of 2023, at present we cannot be certain that we will be able to generate a sufficient amount of product revenue to maintain profitability through 2024 and beyond. If we are unable to generate sufficient positive cash flow throughout 2024 and cannot raise additional capital if needed, we may have to delay, curtail or eliminate our commercialization efforts as well as product development activities. Even if we are able to raise additional capital, such equity or debt financings may only be available on unattractive terms, resulting in significant dilution of stockholders’ interests and, in such event, the value and potential future market price of our common stock may decline. In addition, if we raise additional funds through license arrangements or through the disposition of any of our assets, it may be necessary to relinquish potentially valuable rights to our product candidates or assets or grant licenses on terms that are not favorable to us.

Historically, the major source of our cash has been from proceeds from various public offerings of our common stock and the issuance of debt securities. The actual amount of additional cash that we may need, if any, is subject to many factors. There can be no assurances that additional financing will be available if needed or that management will be able to obtain financing on terms acceptable to us or that we will continue to be profitable and generate positive operating cash flow.

We may not be able to maintain profitability in 2024 and beyond.

We have a history of losses and incurred substantial losses and negative operating cash flows through the first half of 2023, and we may not be able to maintain profitability. For the years ended December 31, 2022 and 2021, we incurred net losses of $65.9 million and $71.6 million, respectively, and for the nine months ended September 30, 2023 and 2022 we incurred net losses of $10.6 million and $53.7 million, respectively. From our inception in 2004 through September 30, 2023, we have incurred an accumulated deficit of $488.6 million. We may not be able to generate a sufficient amount of product revenue to maintain profitability during the remainder of fiscal 2023 and throughout 2024, and if we are unable to continue to generate positive cash flow we may need to continue to finance our operations through additional equity or debt financings or corporate collaboration and licensing agreements. We also expect to continue to incur significant operating and capital expenditures and anticipate that as our business continues to grow our operating expenses will increase accordingly as we:

•	expand commercialization and marketing efforts;

•	implement additional internal systems, controls and infrastructure;

•	hire additional personnel;

•	expand and build out our plasma center network; and

•	expand production capacity at the Boca Facility.

Index
As a result, we will need to generate significant revenues in order to maintain profitability. We may not be able to generate these revenues or maintain profitability in the future.

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

Index
Geopolitical conditions, war, terrorism or other military actions may have a material adverse effect on our business.

Geopolitical conflicts, war or other military action or international acts of terrorism may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in disruptions to our supply chain, delays or cancellations of customer orders, a general decrease in consumer spending, our inability to effectively market and distribute our products and/or our inability to access the capital markets, our business and results of operations could be materially and adversely affected. For example, in response to the rapidly developing conflict between Russia and Ukraine, the United States has imposed and may further impose, and other countries may additionally impose, broad sanctions or other restrictive actions against governmental and other entities in Russia. Additionally, further escalation of geopolitical tensions, such as the conflict in the Middle East and the surrounding areas could have a broader impact that extends into other markets where we do business. We are unable to predict geopolitical conditions, whether acts of international terrorism or the involvement in a war or other military actions will result in any long-term commercial disruptions or if such involvement or responses will have any long-term material adverse effect on our business, results of operations, or financial condition.

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

Index
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

Our operations, including our headquarters located in Ramsey, NJ, the Boca Facility and our plasma collection facilities, are vulnerable to interruption by fire, weather related events such as hurricanes, wind and rain, other acts of God or force majeure events, electric power loss, telecommunications failure, equipment failure, cyberattacks on our operations and information technology systems and breakdown, human error, employee issues, global health occurrences such as the COVID-19 pandemic, global and economic uncertainty, war, geopolitical conditions and emergencies, product liability claims and events beyond our control. While we maintain several insurance policies with reputable carriers that provide partial coverage for a variety of these risks, including replacing or rebuilding a part of our facilities, these policies are subject to the insurance carriers’ final determination of compensation to us and we may not have adequate coverage if we need to rebuild or replace our inventory, infrastructure, business income or our entire facility.  In addition, our disaster recovery plans for our facilities may not be adequate and we do not have an alternative manufacturing facility or contractual arrangements with other manufacturers in the event of a casualty to or destruction of any of our facilities. If we are required to rebuild or relocate any of our facilities, a substantial investment in improvements and equipment would be necessary. We carry only a limited amount of business interruption insurance, which may not sufficiently compensate us for losses that may occur. As a result, any significant business interruption could adversely affect our business and results of operations.

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

Index
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

Index
•	product seizure or detention; or

•	injunctions or the imposition of civil penalties or criminal fines.

Historically, a few customers have accounted for a significant amount of our total revenue and accounts receivable and the loss of any of these customers could have a material adverse effect on our business, results of operations and financial condition.

For the nine months ended September 30, 2023, two customers, BioCARE, Inc. (“BioCare”) and Priority Healthcare Distribution, Inc. (“Curascript”), represented an aggregate of 71% of our consolidated revenues. For the year ended December 31, 2022, two customers BioCare and Curascript, represented an aggregate of 74% of our consolidated revenues.

As of September 30, 2023, four customers, BioCare, Healix Infusion Therapy, LLC (“Healix”), Curascript and AmerisourceBergen Corporation, represented an aggregate of approximately 95% of our consolidated accounts receivable. As of December 31, 2022, two customers, BioCare and Healix, represented an aggregate of 92% of our consolidated accounts receivable.

The loss of any key customers or a material change in the revenue generated by any of these customers could have a material adverse effect on our business, results of operations and financial condition. Moreover, we anticipate deriving increased revenue from some of these customers over the next few years. Factors that could influence our relationships with our customers include, among other things:

•	our ability to sell our products at competitive prices;

•	our ability to maintain features and quality standards for our products sufficient to meet the expectations of our customers;

•	our ability to produce and deliver a sufficient quantity of our products in a timely manner to meet our customers’ requirements;

•	the impact of the ongoing COVID-19 pandemic and government responses thereto on our customers and their businesses, operations and financial condition: and

•	widespread economic conditions or geopolitical conditions, including the exacerbated conflicts in Europe, the Middle East and the surrounding areas.

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

Index
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

Index
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

Although we generated positive cash flow from operations for the three months ended September 30, 2023, our operations have consumed substantial amounts of cash since inception. For the nine months ended September 30, 2023 and 2022, we had negative cash flows from operations of $8.8 million and $52.1 million, respectively, and for the years ended December 31, 2022 and 2021, we had negative cash flows from operations of approximately $59.5 million and $112.4 million, respectively. We expect to continue to spend substantial amounts for collecting plasma at our plasma collection centers, maintaining our plasma centers, procurement of raw material plasma and other raw materials necessary to scale up our manufacturing operations, commercial product launches and capacity expansion at the Boca Facility. In addition, our end-to-end production cycle from collecting and procuring raw material source plasma to commercial release of finished product can take between seven and 12 months or potentially longer, requiring substantial investments in raw material plasma and other manufacturing materials. Although we achieved net income of $2.6 million for the three months ended September 30, 2023, at present we cannot be certain that we will be able to generate a sufficient amount of product revenue to maintain profitability on an ongoing basis. If we are unable to continue to generate positive cash flow throughout fiscal 2024, we may need to continue to finance our operations through additional equity or debt financings or corporate collaboration and licensing agreements. We currently anticipate, based upon our projected revenue and expenditures, that our current cash, cash equivalents and accounts receivable will be sufficient to fund our operations, as currently conducted, through the end of fiscal 2024, during which time we believe we will continue to generate positive cash flow from operations. Our current outlook with respect to cash flows and profitability may change based upon how effective we are in continuing to execute on our commercialization efforts and operational initiatives and whether or not the assumptions underlying our projected revenues and expenses are correct. If we are required to raise additional capital and if such capital is not available due to widespread liquidity constraints or significant market instability that could result from the COVID-19 pandemic or from other widespread economic or geopolitical conditions, we will have to delay, curtail or eliminate our commercialization efforts or our product development activities.

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

Our current cash, cash equivalents and accounts receivable may not be sufficient to repay all of our current outstanding debt obligations as they mature. If we are unable to achieve sufficient positive cash flow to repay our outstanding debt obligations as they mature, we will need to obtain additional financing in the amounts necessary to repay our outstanding debt obligations when due. If we are unable to repay our outstanding debt obligations when they mature, our creditors would be able to accelerate all of the amounts due and, in the case of the Hayfin Credit Facility, seek to enforce their security interests, which could lead to our creditors taking immediate possession of and selling substantially all of our assets with no return provided to our stockholders.

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

Index
If we fail to maintain proper and effective internal control over financial reporting in the future, our ability to produce accurate and timely financial statements could be impaired, which could result in investors losing confidence in the accuracy and completeness of our financial statements, harm our operating results and negatively affect the market price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related rules (the “Sarbanes-Oxley Act”), we are required to maintain internal control over financial reporting and our management is required to report on the effectiveness of our internal control over financial reporting, including any material weaknesses in such internal controls. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we have been required to upgrade, and may need to implement further upgrades, to our financial, information and operating systems, implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff.

Because we will become a large accelerated filer effective December 31, 2023, the Sarbanes-Oxley Act requires our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting. Our transition to large accelerated filer status and becoming subject to additional requirements of the Sarbanes-Oxley Act will be time-consuming, and there is a risk of noncompliance. Further, the costs associated with the compliance with and implementation of procedures under these and future laws and related rules could have a material impact on our results of operations.

Consequently, we have incurred increased costs related to our compliance with Section 404 of the Sarbanes-Oxley Act and will continue to do so. Our Audit Committee has retained the services of BDO, a Sarbanes-Oxley advisor, to assist with our internal control over financial reporting and information technology related to the Sarbanes-Oxley Act. Moreover, if we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if we are unable to assert that our internal controls over financial reporting is effective or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock could be negatively affected. In addition, we could become subject to investigations by any stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources, which could have an adverse impact on our business.

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

Index
Risks Associated with our Common Stock

The market price of our common stock may be volatile and may fluctuate in a way that is disproportionate to our operating performance.

Our stock price may experience substantial volatility as a result of a number of factors, including:

•	sales or potential sales of substantial amounts of our common stock;

•	uncertainties in the equity markets related to the effects of the COVID-19 pandemic;

•	delay or failure in initiating or completing preclinical or clinical trials or unsatisfactory results of these trials;

•	delay in a decision by federal, state or local business regulatory authority;

•	the timing of acceptance, third-party reimbursement and sales of BIVIGAM and ASCENIV;

•	announcements about us or about our competitors, including clinical trial results, regulatory approvals or new product introductions;

•	developments concerning our licensors or third-party vendors;

•	litigation and other developments relating to our patents or other proprietary rights or those of our competitors;

•	conditions in the pharmaceutical or biotechnology industries;

•	governmental regulation and legislation;

•	overall market volatility;

•	global and economic uncertainty;

•	variations in our anticipated or actual operating results; and

•	change in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations.

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

As of November 3, 2023, most of our 225,967,668 outstanding shares of common stock, as well as a substantial number of shares of our common stock underlying outstanding warrants, were available for sale in the public market, subject to certain restrictions with respect to sales of our common stock by our affiliates, either pursuant to Rule 144 under the Securities Act, or under effective registration statements. Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, could cause the market price of our common stock to decline or adversely affect demand for our common stock.

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

As of September 30, 2023, BlackRock Inc., Vanguard Group, Perceptive Advisors and our directors and executive officers and their affiliates owned approximately 20% of the outstanding shares of our common stock. Provisions of our Certificate of Incorporation, our Bylaws and Delaware law may have the effect of deterring unsolicited takeovers or delaying or preventing a change in control of our Company or changes in our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. These provisions include:

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

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board. Currently, our Certificate of Incorporation authorizes the issuance of up to 300,000,000 shares of common stock. As of September 30, 2023, there were 30,952,297 shares remaining available for issuance, after giving effect to 23,221,629 shares of our common stock that were subject to outstanding stock options, RSUs and warrants as of September 30, 2023 that may be issued by us without stockholder approval, as well as an additional 19,867,990 shares reserved for the future issuance of awards under our equity compensation plans.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended September 30, 2023, no such plans or other arrangements were adopted or terminated.

Item 6.	Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADMA Biologics, Inc.

Date: November 8, 2023	By:	/s/ Adam S. Grossman
		Name:	Adam S. Grossman
		Title:	President and Chief Executive Officer

Date: November 8, 2023	By:	/s/ Brian Lenz
		Name:	Brian Lenz
		Title:	Executive Vice President and Chief Financial Officer

Index
EXHIBIT INDEX

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from ADMA Biologics, Inc.’s Form 10-Q for the quarter ended September 30 2023, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months and nine months ended September 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited) for the three and nine months ended September 30, 2023 and 2022, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2023 and 2022, and (v) Notes to (Unaudited) Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.