Form 10-Q
period 2024-03-31
ADMA BIOLOGICS, INC.
filed 2024-05-09
CIK 1368514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2024
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
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

As of May 3, 2024, there were 231,809,197 shares of the issuer’s common stock outstanding.

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

These statements may be found under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Quarterly Report on Form 10-Q. Forward-looking statements  may be identified by the use of terms such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” or “should” or the negative thereof or other variations thereof or comparable terminology. Our actual results could differ materially from those contained in the forward-looking statements due to the factors described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024. Any forward-looking statement included or incorporated by reference in this Quarterly Report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions related to our operations, industry and future growth. These forward-looking statements speak only as of the dates such statements are made and we undertake no obligation to publicly update any forward-looking statements or to publicly announce revisions to any of the forward-looking statements, unless otherwise required by the federal securities laws.

iii

Index
PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$45,325	$51,352
Accounts receivable, net	49,621	27,421
Inventories	177,732	172,906
Prepaid expenses and other current assets	3,741	5,334
Total current assets	276,419	257,013
Property and equipment, net	55,317	53,835
Intangible assets, net	321	499
Goodwill	3,530	3,530
Right-to-use assets	9,397	9,635
Deposits and other assets	5,891	4,670
TOTAL ASSETS	$350,875	$329,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,186	$15,660
Accrued expenses and other current liabilities	33,691	32,919
Current portion of deferred revenue	1,118	182
Current portion of lease obligations	1,093	1,045
Total current liabilities	53,088	49,806
Senior notes payable, net of discount	130,847	130,594
Deferred revenue, net of current portion	1,654	1,690
End of term fee	1,688	1,688
Lease obligations, net of current portion	9,487	9,779
Other non-current liabilities	405	419
TOTAL LIABILITIES	197,169	193,976

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock - voting, $0.0001 par value, 300,000,000 shares authorized, 231,769,765 and 226,063,032 shares issued and outstanding at March 31, 2024 and December 31, 2023	23	23
Additional paid-in capital	642,133	641,439
Accumulated deficit	(488,450)	(506,256)
TOTAL STOCKHOLDERS’ EQUITY	153,706	135,206
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$350,875	$329,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended March 31,
	2024	2023
	(In thousands, except share and per share data)

REVENUES	$81,875	$56,914
Cost of product revenue	42,767	40,401
Gross profit	39,108	16,513

OPERATING EXPENSES:
Research and development	450	855
Plasma center operating expenses	1,005	1,780
Amortization of intangible assets	193	179
Selling, general and administrative	15,639	14,512
Total operating expenses	17,287	17,326

INCOME (LOSS) FROM OPERATIONS	21,821	(813)

OTHER INCOME (EXPENSE):
Interest income	384	166
Interest expense	(3,769)	(6,115)
Other expense	(35)	(27)
Other expense, net	(3,420)	(5,976)

INCOME (LOSS) BEFORE INCOME TAXES	18,401	(6,789)

Provision for income taxes	595	-

NET INCOME (LOSS)	$17,806	$(6,789)

BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.08	$(0.03)
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.08	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	228,874,847	221,921,750
Diluted	236,414,374	221,921,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands, except share data)

For the Three Months Ended March 31, 2024
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	226,063,032	$23	$641,439	$(506,256)	$135,206
Stock-based compensation	-	-	2,141	-	2,141
Cashless exercise of warrants	4,545,503	-	-	-	-
Vesting of Restricted Stock Units, net of shares withheld for taxes	774,889	-	(2,476)	-	(2,476)
Exercise of stock options	386,341	-	1,029	-	1,029
Net income	-	-	-	17,806	17,806
Balance at March 31, 2024	231,769,765	$23	$642,133	$(488,450)	$153,706

For the Three Months Ended March 31, 2023
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	221,816,930	$22	$629,969	$(478,017)	$151,974
Stock-based compensation	-	-	1,110	-	1,110
Vesting of Restricted Stock Units, net of shares withheld for taxes	443,215	-	(640)	-	(640)
Exercise of stock options	2,443	-	-	-	-
Net loss	-	-	-	(6,789)	(6,789)
Balance at March 31, 2023	222,262,588	$22	$630,439	$(484,806)	$145,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$17,806	$(6,789)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,114	2,033
Loss on disposal of fixed assets	23	18
Interest paid in kind	-	980
Stock-based compensation	2,141	1,110
Amortization of debt discount	253	488
Amortization of license revenue	(36)	(36)
Changes in operating assets and liabilities:
Accounts receivable	(22,200)	(11,013)
Inventories	(4,826)	(705)
Prepaid expenses and other current assets	1,593	716
Deposits and other assets	(982)	289
Accounts payable	447	(273)
Accrued expenses	772	(1,354)
Other current and non-current liabilities	677	(187)
Net cash used in operating activities	(2,218)	(14,723)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,347)	(1,945)
Acquisition of intangible assets	(15)	-
Net cash used in investing activities	(2,362)	(1,945)

CASH FLOWS FROM FINANCING ACTIVITIES:
Taxes paid on vested Restricted Stock Units	(2,476)	(640)
Payments on finance lease obligations	-	(10)
Net proceeds from the exercise of stock options	1,029	-
Net cash used in financing activities	(1,447)	(650)

Net decrease in cash and cash equivalents	(6,027)	(17,318)
Cash and cash equivalents - beginning of period	51,352	86,522
Cash and cash equivalents - end of period	$45,325	$69,204

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

ADMA operates through its wholly-owned subsidiaries ADMA BioManufacturing, LLC (“ADMA BioManufacturing”) and ADMA BioCenters Georgia Inc. (“ADMA BioCenters”). ADMA BioManufacturing was formed in January 2017 to facilitate the acquisition of certain assets held by the Company’s former third-party contract manufacturer, which included the U.S. Food and Drug Administration (“FDA”)-licensed BIVIGAM and Nabi-HB immunoglobulin products, and an FDA-licensed plasma fractionation manufacturing facility located in Boca Raton, FL (the “Boca Facility”). ADMA BioCenters is the Company’s source plasma collection business with ten plasma collection facilities located throughout the United States, all of which hold an approved license with the FDA.

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

As of March 31, 2024, the Company had working capital of $223.3 million, including $45.3 million of cash and cash equivalents, $49.6 million of accounts receivable and $177.7 million of inventories, partially offset by $53.1 million of current liabilities. Based upon the Company’s current projected revenue and expenditures, including capital expenditures and continued implementation of the Company’s commercialization and expansion activities, the Company’s management currently believes that its cash, cash equivalents and accounts receivable, along with its projected future operating cash flow, will be sufficient to fund ADMA’s operations, as currently conducted, through the end of the second quarter of 2025 and beyond. However, the Company’s current outlook on cash flows and profitability may change based upon several factors, including the success of the Company’s commercial sales of its products, whether or not the assumptions underlying the Company’s projected revenues and expenses are correct and the continued acceptability of ADMA’s immune globulin products by physicians, patients and payers. The Company is subject to risks common to companies in the biotechnology and pharmaceutical manufacturing industries including, but not limited to, dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, inflationary pressures, supply chain constraints, protection of proprietary technology, and compliance with FDA and other governmental regulations and approval requirements.

ADMA continues to evaluate a variety of strategic alternatives, and the exploration of value-creating opportunities remains a top corporate priority.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2024.  The accompanying consolidated balance sheet as of December 31, 2023 was derived from the audited financial statements as of and for the year ended December 31, 2023. These condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 3 of Regulation S-X, and therefore omit or condense certain footnotes and other information normally included in complete consolidated financial statements prepared in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2024 and its results of operations, changes in stockholders’ equity and cash flows for the three months ended March 31, 2024 and 2023.

During the three months ended March 31, 2024 and 2023, comprehensive income/loss was equal to the net income/loss amounts presented for the respective periods in the accompanying condensed consolidated statements of operations. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include rebates and chargebacks deducted from gross revenues, valuation of inventory, assumptions used in projecting future liquidity and capital requirements, assumptions used in the fair value of awards granted under the Company’s equity incentive plans and warrants issued in connection with the issuance of notes payable and estimates related to the valuation allowance for the Company’s deferred tax assets and its effective tax rate.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, are shown at cost which approximates fair value due to the short-term nature of these instruments.  The debt outstanding under the Company’s senior credit facility (see Note 7) approximates fair value due to the variable interest rate on this debt.

Accounts Receivable
Accounts receivable is reported at realizable value, net of allowances for contractual credits and credit losses in the amount of $0.2 million and $0.1 million at March 31, 2024 and December 31, 2023, respectively, which are recognized in the period the related revenue is recorded. The Company extends credit to its customers based upon an evaluation of each customer’s financial condition and credit history. Evaluations of the financial condition, payment history and associated credit risk of customers are performed on an ongoing basis. Based on these evaluations, the Company has concluded that its credit risk is minimal. At March 31, 2024, three customers accounted for an aggregate of approximately 87% of the Company’s total accounts receivable, and at December 31, 2023, five customers accounted for approximately 98% of the Company’s total accounts receivable.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired by the Company. Goodwill at March 31, 2024 and December 31, 2023 was $3.5 million. All of the Company’s goodwill is attributable to its ADMA BioManufacturing business segment.

Goodwill is not amortized but is assessed for impairment on an annual basis or more frequently if impairment indicators exist. The Company has the option to perform a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill and other intangible assets. If the Company concludes that this is the case, then it must perform a goodwill impairment test by comparing the fair value of the reporting unit to its carrying value. An impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The Company performs its annual goodwill impairment test as of October 1 of each year. The Company did not record any impairment charges related to goodwill for the three months ended March 31, 2024 and 2023.

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets, which include property and equipment and finite-lived intangible assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s carrying value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the three months ended March 31, 2024 and 2023, the Company did not identify any impairment indicators for its long-lived assets, and as a result no impairment charges were recorded.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Revenue Recognition

Revenues for the three months ended March 31, 2024 and 2023 are comprised of (i) revenues from the sale of the Company’s immunoglobulin products, ASCENIV, BIVIGAM and Nabi-HB, (ii) product revenues from the sale of human plasma collected through the Company’s Plasma Collection Centers business segment, (iii) contract manufacturing and laboratory services revenue, (iv) revenues from the sale of intermediate by-products; and (v) license and other revenues primarily attributable to the out-licensing of ASCENIV to Biotest in 2012 to market and sell this product in Europe and selected countries in North Africa and the Middle East. Biotest has provided the Company with certain services and financial payments in accordance with the related Biotest license agreement and is obligated to pay the Company certain amounts in the future if certain milestones are achieved. Deferred revenue is amortized into income over the term of the Biotest license, representing a period of approximately 22 years.

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

For the three months ended March 31, 2024, two customers represented an aggregate of approximately 70% of the Company’s consolidated revenues. For the three months ended March 31, 2023, three customers represented an aggregate of 76% of the Company’s consolidated revenues.

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

Earnings/loss Per Common Share

Basic earnings/loss per common share is computed by dividing net earnings/loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings/loss per common share is calculated by dividing net earnings/loss attributable to common stockholders, as adjusted for the effect of dilutive securities, if any, by the weighted average number of shares of common stock and dilutive common stock outstanding during the period. Potentially dilutive common stock includes the shares of common stock issuable upon the exercise of outstanding stock options and warrants, as well as Restricted Stock Units (“RSUs”), using the treasury stock method. Potentially dilutive common stock is excluded from the diluted earnings/loss per common share computation to the extent that it would be anti-dilutive. For the three months ended March 31, 2024, basic and diluted earnings per share is calculated as follows:

Net income available to common stockholders ($000’s) (numerator)	$17,806
Weighted-average number of common shares (denominator)	228,874,847
Basic earnings per common shares	$0.08

Weighted-average number of common shares	228,874,847
Potential shares of common stock arising from outstanding stock options, warrants and unvested RSUs	7,539,527
Total shares - diluted (denominator)	236,414,374
Diluted earnings per common share	$0.08

For the three months ended March 31, 2024, there were no shares with an anti-dilutive effect that needed to be excluded from the earnings per share computation. For the three months ended March 31, 2023 no potentially dilutive securities are included in the computation of diluted loss per share in the accompanying condensed consolidated financial statements as the Company reported a net loss for this period. For the three months ended March 31, 2023, the following securities were excluded from the calculation of diluted loss per common share because of their anti-dilutive effects:

Stock Options	9,945,703
Restricted Stock Units	4,875,464
Warrants	13,525,148
28,346,315

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Stock-Based Compensation

The Company follows recognized accounting guidance which requires all equity-based payments, including grants of stock options and RSUs, to be recognized in the statement of operations as compensation expense based on their fair values at the date of grant. Compensation expense related to awards to employees and directors with service-based vesting conditions is generally recognized on a straight-line basis over the associated vesting period of the award based on the grant date fair value of the award. Stock options granted under the Company’s equity incentive plans generally have a four-year vesting period and a term of 10 years. RSUs granted to employees generally have a four-year vesting period. Pursuant to ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), the Company has elected not to establish a forfeiture rate, as stock-based compensation expense related to forfeitures of unvested equity awards is fully reversed at the time of forfeiture.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or its tax returns. Under this method, deferred tax assets and liabilities are recognized for the temporary differences between the tax bases of assets and liabilities and their respective financial reporting amounts at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. The Company records a valuation allowance on its deferred tax assets if it is more likely than not that the Company will not generate sufficient taxable income to utilize its deferred tax assets. The Company is subject to income tax examinations by major taxing authorities for all tax years since 2020 and for previous periods as it relates to the Company’s net operating loss carryforwards.

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2024 and December 31, 2023, and during the three months ended March 31, 2024 and 2023 the Company recognized no adjustments for uncertain tax positions.

Recent Accounting Pronouncements

In November of 2023 the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU are intended to provide financial statement users with more disaggregated expense information about a public entity’s reportable segments, however the update does not change the definition of an operating segment or the method for determining reportable segments. This update becomes effective for fiscal years beginning after December 15, 2023 and for interim periods beginning after December 15, 2024. The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

3.	INVENTORIES

The following table provides the components of inventories:

	March 31, 2024	December 31, 2023
	(In thousands)
Raw materials	$59,459	$52,999
Work-in-process	49,279	49,621
Finished goods	68,994	70,286
Total inventories	$177,732	$172,906

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

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4.	INTANGIBLE ASSETS

Intangible assets at March 31, 2024 and December 31, 2023 consist of the following:

	March 31, 2024			December 31, 2023
	(In thousands)
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Trademark and other intangible rights related to Nabi-HB	$4,100	$4,002	$98	$4,100	$3,856	$244
Internally developed software	225	23	202	210	9	201
Rights to intermediates	907	886	21	907	853	54
	$5,232	$4,911	$321	$5,217	$4,718	$499

Amortization expense related to the Company’s intangible assets was $0.2 million for the three months ended March 31, 2024 and 2023. Estimated future aggregate amortization expense is expected to be as follows (in thousands):

2024	$162
2025	56
2026	56
2027	47

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5.	PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation are summarized as follows:

	March 31, 2024	December 31, 2023
	(In thousands)
Manufacturing and laboratory equipment	$21,232	$21,093
Office equipment and computer software	6,432	6,062
Furniture and fixtures	5,776	5,776
Construction in process	4,447	2,273
Leasehold improvements	21,026	20,811
Land	4,339	4,339
Buildings and building improvements	20,712	20,218
	83,964	80,572
Less: Accumulated depreciation	(28,647)	(26,737)
Total property, plant and equipment, net	$55,317	$53,835

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

The Company recorded depreciation expense on property and equipment for the three months ended March 31, 2024 and 2023 of $1.9 million.

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024	December 31, 2023
	(In thousands)
Accrued rebates	$17,330	$16,608
Accrued distribution fees	7,100	5,954
Accrued incentives	1,220	4,961
Accrued interest	3,478	546
Accrued testing	329	282
Accrued payroll and other compensation	1,853	2,203
Other	2,381	2,365
Total accrued expenses and other current liabilities	$33,691	$32,919

7.	DEBT

A summary of outstanding senior notes payable is as follows:

	March 31, 2024	December 31, 2023
	(In thousands)
Term loan	$62,500	$62,500
Revolving credit facility	72,500	72,500
Less:
Debt discount	(4,153)	(4,406)
Senior notes payable	$130,847	$130,594

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
On December 18, 2023 (the “Ares Closing Date”), the Company and all of its subsidiaries entered into a credit agreement (the “Ares Credit Agreement”) with Ares Capital Corporation and certain credit funds affiliated with Ares Capital Corporation (collectively, “Ares”). The Ares Credit Agreement provides for a total of $135.0 million in senior secured credit facilities (the “Ares Credit Facility”) consisting of (i) a term loan in the aggregate principal amount of $62.5 million and (ii) a revolving credit facility in the aggregate principal amount of $72.5 million (collectively, the “Ares Loans”), both of which were fully drawn on the Ares Closing Date. The Ares Credit Facility has a maturity date of December 20, 2027 (the “Ares Maturity Date”). On the Ares Closing Date, the Company used the proceeds from the Ares Loans, along with a portion of its existing cash on hand, to terminate and pay in full all of the outstanding obligations under the Company’s previous senior credit facility (the “Hayfin Credit Facility”) with Hayfin Services LLP (“Hayfin”) including the outstanding principal in the amount of $158.6 million.

Borrowings under the term loan bear interest at the adjusted Term SOFR for a three-month tenor in effect on the day that is two business days prior to the first day of the applicable calendar quarter plus 6.50% (the “Initial SOFR Term Loan Applicable Margin”). Borrowings under the revolving facility bear interest at the adjusted Term SOFR for a three-month tenor in effect on the day that is two business days prior to the first day of the applicable calendar quarter plus 3.75% (the “SOFR Revolving Facility Applicable Margin”). As of March 31, 2024 and December 31, 2023, the interest rate on the term loan was approximately 11.83% and 11.88%, respectively, and the interest rate on the revolving facility was approximately 9.08% and 9.13%, respectively.

On the Ares Maturity Date, the Company is required to pay Ares the entire outstanding principal amount underlying the Ares Loans and any accrued and unpaid interest thereon. Prior to the Ares Maturity Date, there are no scheduled principal payments on the Ares Credit Facilities, and the Company is required to make quarterly interest payments to Ares of approximately $3.6 million. The Company may prepay the outstanding principal under the revolving facility, together with any accrued but unpaid interest on the prepaid principal amount, at any time and from time to time upon three business days’ prior written notice with no prepayment premium. However, in the event the Company prepays an amount under the Revolving Facility that is greater than 50% of the current $72.5 million outstanding balance, the Company will still be required to pay interest on 50% of this balance, or $36.3 million, through the term of Ares Credit Facility. The Company may prepay the outstanding principal on the term loan, together with any accrued but unpaid interest on the prepaid principal amount, at any time and from time to time upon three business days’ prior written notice, subject to the payment to Ares of a prepayment premium equal to (i) the present value as of such date of all remaining required interest payments on the principal amount being repaid plus 1.5% of the prepaid principal amount, if prepaid on or prior to the first anniversary of the Ares Closing Date, (ii)1.5%  of the prepaid principal amount, if prepaid after the first anniversary of the Ares Closing Date and on or prior to the second anniversary of the Ares Closing Date, or (iii) 1.0% of the prepaid principal amount, if prepaid on or prior to the third anniversary of the Ares Closing Date.

In connection with the closing of the Ares Credit Facility, the Company incurred fees and expenses related to the transaction of $2.8 million, including a $1.7 million original discount payable to Ares, all of which was deducted from the Ares loan proceeds. In addition, the Company is also required to pay Ares an exit fee of $1.7 million upon the earlier of any prepayment date or the Ares Maturity Date, and this amount has been accrued as a separate liability in the Company’s consolidated balance sheets as of March 31, 2024 and December 31, 2023. As a result, the Company recognized an aggregate debt discount of $4.4 million as of the Ares Closing Date, and the weighted-average effective interest rate on the Ares Loans as of March 31, 2024 and December 31, 2023 was 11.36% and 11.39%, respectively. This debt discount was recorded as a reduction to the face amount of the debt and is being amortized as interest expense over the term of the debt using the interest method.

All of the Company’s obligations under the Ares Credit Agreement are secured by a first-priority lien and security interest in substantially all of the Company’s tangible and intangible assets, including intellectual property and all of the equity interests in the Company’s subsidiaries. The Ares Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar debt financings. The negative covenants include certain financial covenants, including maximum total leverage ratios and a $15.0 million minimum liquidity covenant, and also restrict or limit the Company’s ability and the ability of the Company’s subsidiaries to, among other things and subject to certain exceptions contained in the Ares Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to the Company’s or the Company’s subsidiaries’ business activities; make certain Investments or Restricted Payments (each as defined in the Ares Credit Agreement); engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that have the impact of restricting the Company’s ability to make loan repayments under the Ares Credit Agreement. As of March 31, 2024 the Company was in compliance with all of the covenants contained in the Ares Credit Agreement.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

Preferred Stock

The Company is currently authorized to issue up to 10 million shares of preferred stock, $0.0001, par value per share. There were no shares of preferred stock outstanding at March 31, 2024 and December 31, 2023.

Common Stock

As of March 31, 2024 and December 31, 2023, the Company was authorized to issue 300,000,000 shares of its common stock, $0.0001 par value per share, and 231,769,765 and 226,063,032 shares of common stock were outstanding as of March 31, 2024 and December 31, 2023, respectively. After giving effect to the 33,596,877 shares reserved for outstanding warrants and awards issued or reserved for future issuance under the Company’s equity incentive plans, as of March 31, 2024 there were 34,633,358 shares of common stock available for issuance.
Warrants

On January 10, 2024, a former noteholder of the Company exercised a warrant to purchase 4 million shares of the Company’s common stock on a cashless basis and the Company issued 1,977,514 shares of common stock to this noteholder. On March 8, 2024 Hayfin and its affiliates exercised warrants to purchase an aggregate of 3,388,681 shares of the Company’s common stock on a cashless basis and the Company issued 2,482,205 shares of common stock to Hayfin and its affiliates. On March 14, 2024 an entity associated with another former noteholder of the Company exercised a warrant to purchase 169,651 shares of the Company’s common stock on a cashless basis and the Company issued 85,784 shares of common stock to this entity.

On February 24, 2024, a warrant to purchase 34,800 shares of the Company’s common stock held by a former noteholder of the Company expired in accordance with its terms. At March 31, 2024 and December 31, 2023, the Company had outstanding warrants to purchase an aggregate of 4,909,774 and 12,502,906 shares, respectively, of common stock, with weighted-average exercise prices of $2.51 and $2.32 per share, respectively, with expiration dates ranging between October 2024 and May 2030. The following table summarizes information about warrants outstanding for the three months ended March 31, 2024:

	Shares	Weighted Average Exercise Price
Warrants outstanding at December 31, 2023	12,502,906	$2.32
Expired	(34,800)	$7.50
Granted	-	$-
Exercised	(7,558,332)	$2.16
Warrants outstanding at March 31, 2024	4,909,774	$2.51

Equity Incentive Plans

The fair value of stock options granted under the Company’s equity incentive plans was determined on the date of grant using the Black-Scholes option valuation model. The Black-Scholes model was developed for use in estimating the fair value of publicly traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of certain subjective assumptions including the expected stock price volatility. The stock options granted to employees and directors have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. The following assumptions were used to determine the fair value of options granted during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Expected term	5.5 - 6.3 years	5.5 - 6.3 years
Volatility	66%	68%
Dividend yield	0.0	0.0
Risk-free interest rate	4.29%	4.20-4.24%

During the three months ended March 31, 2024 and 2023, the Company granted options to purchase an aggregate of 1,096,196 and 1,727,510 shares of common stock, respectively, to its directors and employees.  The weighted average remaining contractual life of stock options outstanding and expected to vest at March 31, 2024 is 7.4 years. The weighted average remaining contractual life of stock options exercisable at March 31, 2024 is 6.0 years. During the three months ended March 31, 2024, options to purchase an aggregate of 393,993 shares of common stock were exercised, which included one exercise transaction for which 7,652 shares were withheld to cover the exercise price, and the Company received aggregate net exercise proceeds of $1.0 million.

A summary of the Company’s option activity under the Company’s equity incentive plans and related information is as follows:

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
		Weighted
		Average
	Shares	Exercise Price
Options outstanding, vested and expected to vest at December 31, 2023	5,906,184	$3.38
Forfeited	(13,202)	$2.00
Expired	(176,434)	$8.48
Granted	1,096,196	$5.40
Exercised	(393,993)	$2.73
Options outstanding, vested and expected to vest at March 31, 2024	6,418,751	$3.63

Options exercisable	3,476,976	$3.55

As of March 31, 2024, the Company had $6.9 million of unrecognized compensation expense related to options granted under the Company’s equity incentive plans, which is expected to be recognized over a weighted-average period of 2.9 years.

During the three months ended March 31, 2024 and 2023, the Company granted RSUs representing an aggregate of 2,484,968 and 2,666,260 shares, respectively, to certain employees of the Company and to members of its Board of Directors. These RSUs generally vest annually over a period of four years for employees and semi-annually over a period of one year for directors. During the three months ended March 31, 2024, an aggregate of 1,145,292 shares of common stock vested in connection with grants of RSUs. With respect to these vested RSUs, 370,403 shares valued at approximately $2.5 million were withheld by the Company to cover employees’ tax liabilities. These shares were no longer outstanding as of March 31, 2024. A summary of the Company’s unvested RSU activity and related information is as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Balance at December 31, 2023	4,657,297	$2.81
Granted	2,484,968	$5.40
Vested	(1,145,292)	$2.64
Forfeited	(102,250)	$2.82
Balance at March 31, 2024	5,894,723	$3.94

As of March 31, 2024, the Company had $22.1 million of unrecognized compensation expense related to unvested RSUs granted under the Company’s equity incentive plans, which is expected to be recognized over a weighted-average period of 3.3 years.

Total stock-based compensation expense for all awards granted under the Company’s equity incentive plans for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,
	2024	2023
Research and development	$17	$5
Plasma center operating expenses	39	23
Selling, general and administrative	1,841	978
Cost of product revenue	244	104
Total stock-based compensation expense	$2,141	$1,110

9.	RELATED PARTY TRANSACTIONS

The Company leases office space and equipment from Areth, LLC (“Areth”) pursuant to an agreement for services effective as of January 1, 2016, as amended from time to time, and pays monthly rent on this facility in the amount of $10,000 through December 31, 2026. Rent expense for the three months ended March 31, 2024 and 2023 amounted to $30,000. Areth is a company controlled by Dr. Jerrold B. Grossman, the Vice Chairman of the Company’s Board of Directors, and Adam S. Grossman, the Company’s President, Chief Executive Officer and Interim Chief Financial Officer. The Company also reimburses Areth for office and building-related (common area) expenses, equipment and certain other operational expenses, which were not material to the condensed consolidated financial statements for the three months ended March 31, 2024 and 2023.

During the three months ended March 31, 2024 and 2023, the Company purchased certain specialized medical equipment and services primarily related to the Company’s plasma collection centers, as well as personal protective equipment, from GenesisBPS and its affiliates (“Genesis”), aggregating to $0.1 million. Genesis is owned by Dr. Grossman and Mr. Grossman.

10.	COMMITMENTS AND CONTINGENCIES

General Legal Matters

From time to time, the Company is or may become subject to certain legal proceedings and claims arising in connection with the normal course of its business. Management does not expect that the outcome of any such claims or actions will have a material effect on the Company’s liquidity, results of operations or financial condition.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

Post-Marketing Commitments

In connection with the FDA’s approval of ASCENIV on April 1, 2019, the Company is required to perform a pediatric study to evaluate the safety and efficacy of ASCENIV in children and adolescents. For the three months ended March 31, 2024 and 2023, the Company incurred expenses related to this study in the amount of $0.3 million and $0.2 million, respectively. The Company expects to incur expenses of approximately $1.2 million to complete this study, which is required to be completed by June of 2026.

Employment Contracts

The Company previously entered into employment agreements with Mr. Grossman and with Brian Lenz, the Company’s former Executive Vice President, Chief Financial Officer and General Manager, ADMA BioCenters. Effective as of April 1, 2024, Mr. Lenz transitioned to a non-employee consulting role and entered into a consulting agreement with the Company. On April 1, 2024, the Company entered into an employment agreement with Kaitlin Kestenberg, who was promoted to Chief Operating Officer and Senior Vice President, Compliance.

Other Commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of March 31, 2024. The Company does not anticipate recognizing any significant losses relating to these arrangements.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
11.	SEGMENTS

The Company is engaged in the manufacture, marketing and development of specialty plasma-derived biologics.  The Company’s ADMA BioManufacturing operating segment reflects the Company’s immunoglobulin manufacturing, commercial and development operations in Boca Raton, FL.  The Plasma Collection Centers operating segment consists of ten plasma collection facilities located throughout the United States, all of which are operational, collecting plasma and currently hold FDA licenses. The Company defines its operating segments as those business units whose operating results are regularly reviewed by the chief operating decision maker (“CODM”) to analyze performance and allocate resources. While not considered an operating segment, the Corporate information included in the tables below consists of certain unallocated general and administrative overhead expenses and interest expense on the Company’s senior debt (see Note 7). The Company’s CODM is its President and Chief Executive Officer. For the Company’s two operating segments, the CODM uses income/loss before taxes as the measure of segment profit to determine the allocation of resources for each segment. Summarized financial information concerning reportable segments is shown in the following tables:

Three Months Ended March 31, 2024
(in thousands)	ADMA BioManufacturing	Plasma Collection Centers	Corporate	Consolidated

Revenues	$80,113	$1,726	$36	$81,875

Cost of product revenue	40,991	1,776	-	42,767

Income (loss) from operations	28,696	(1,055)	(5,820)	21,821

Interest and other expense, net	(30)	(1)	(3,389)	(3,420)

Income (loss) before taxes	28,666	(1,056)	(9,209)	18,401

Capital expenditures	2,330	17	-	2,347
Depreciation expense	1,307	807	-	2,114
Total assets	278,331	33,990	38,554	350,875

Three Months Ended March 31, 2023
(in thousands)	ADMA BioManufacturing	Plasma Collection Centers	Corporate	Consolidated

Revenues	$49,577	$7,301	$36	$56,914

Cost of product revenue	33,934	6,467	-	40,401

Income (loss) from operations	5,476	(947)	(5,342)	(813)

Interest and other expense, net	(23)	-	(5,953)	(5,976)

Income (loss) before taxes	5,453	(947)	(11,295)	(6,789)

Capital expenditures	452	1,493	-	1,945
Depreciation expense	1,293	740	-	2,033
Total assets	234,895	38,854	67,039	340,788

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Net revenues according to geographic area, based on the location of where the product is shipped, is as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
United States	$77,991	$52,695
International	3,884	4,219
Total revenues	$81,875	$56,914

12.	LEASE OBLIGATIONS

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

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company determines if an arrangement is an operating lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. All other leases are recorded on the balance sheet with assets representing the right to use the underlying asset for the lease term and lease liabilities representing the obligation to make lease payments arising from the lease. Right-to-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of the lease payments is determined using the Company’s incremental borrowing rate. The Company’s lease expense is recognized on a straight-line basis over the lease term and is reflected in Plasma center operating expenses and Selling, general and administrative expenses. Aggregate lease expense for the Company’s leases for the three months ended March 31, 2024 and 2023 was approximately $0.6 million . Cash paid for the Company’s leases for the three months ended March 31, 2024 and 2023 was also approximately $0.6 million.

The Company has aggregate lease liabilities of $10.6 million and $10.8 million as of March 31, 2024 and December 31, 2023, respectively, which are comprised primarily of the leases for the Company’s plasma collection centers and a warehouse lease for raw material storage related to the Company’s immunoglobulin manufacturing operations.  The Company’s operating leases have a weighted average remaining term of 7.4 years. Scheduled payments under the Company’s lease obligations are as follows (in thousands):

Remainder of 2024	$1,802
Year ended December 31, 2025	2,421
2026	2,157
2027	2,041
2028	2,088
2029	2,109
Thereafter	4,041
Total payments	16,659
Less: imputed interest	(6,079)
Current portion	(1,093)
Balance at March 31, 2024	$9,487

13.	INCOME TAXES

The Company uses the estimated annual effective tax rate approach as prescribed by ASC 740-270, Interim Reporting, to calculate its interim tax provision. For the three months ended March 31, 2024, the Company recorded income tax expense of $0.6 million, resulting in an effective tax rate of 3.2%. The tax expense for the three months ended March 31, 2024 represents federal and state tax liabilities that are not fully sheltered by net operating loss carryforwards (“NOLs”) or research and development tax credit carryforwards due to limitations from prior ownership changes and other limitations on NOLs incurred after 2017. The Company’s effective tax rate differs from the federal statutory tax rate of 21% due primarily to the reversal of the valuation allowance on certain federal and state NOLs estimated to be realized in the current year.

Valuation Allowance

A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. When determining the amount of net deferred tax assets that are more likely than not to be realized, the Company assesses all available positive and negative evidence. This evidence includes, but is not limited to, prior earnings history, expected future earnings, carry-back and carry-forward periods and the feasibility of ongoing tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. The weight given to the positive and negative evidence is commensurate with the extent the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income, exclusive of reversing taxable temporary differences, to outweigh objective negative evidence of recent financial reporting losses. Based on these criteria and the relative weighting of both the positive and negative evidence available, the Company continues to maintain a full valuation allowance against its net deferred tax assets.

Net Operating Losses

As of December 31, 2023, the Company had federal and state (post-apportioned basis) NOLs of $315.6 million and $216.4 million, respectively, as well as federal research and development tax credit carryforwards of approximately $0.1 million. Approximately $35.6 million and $95.1 million of the foregoing federal and state NOLs, respectively, will expire at various dates from 2028 through 2043, if not limited by triggering events prior to such time.

Under the provisions of the Internal Revenue Code, changes in ownership of the Company, in certain circumstances, would limit the amount of federal NOLs that can be utilized annually in the future to offset taxable income. In particular, Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on an entity’s ability to use NOLs upon certain changes in ownership. If the Company is limited in its ability to use its NOLs in future years in which it has taxable income, then the Company will pay more taxes than if it were otherwise able to fully utilize its NOLs. As of December 31, 2023, approximately $267.8 million of the foregoing federal NOLs are subject to limitation under Section 382 due to prior ownership changes.

The Company may experience ownership changes in the future as a result of subsequent shifts in ownership of the Company’s capital stock that the Company cannot predict or control that could result in further limitations being placed on the Company’s ability to utilize its federal NOLs.

14.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information for the three months ended March 31, 2024 and 2023 is as follows:

	2024	2023
	(In thousands)
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$584	$4,639
Noncash Financing and Investing Activities:
Equipment acquired reflected in accounts payable and accrued liabilities	$1,351	$530

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations, which refers to our historical results, should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q, including “Risk Factors” and our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 28, 2024 (the “2023 10-K”). The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout or referenced within this Quarterly Report on Form 10-Q. See “Special Note Regarding Forward-Looking Statements.”  Our actual results may differ materially from our current expectations.

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

We manufacture these products at our FDA-licensed, plasma fractionation and purification facility located in Boca Raton, Florida with a peak annual processing capability of up to 600,000 liters (the “Boca Facility”). Based on current production yields, our completed and ongoing supply chain enhancements and capacity expansion initiatives, we believe this facility has the potential to produce sufficient quantities of our immune globulin (“IG”) products representing annual revenues greater than $355 million in 2024 and $410 million in 2025. These revenue targets translate to potential fiscal year 2024 and 2025 net income exceeding $85 million and $135 million, respectively, and adjusted EBITDA exceeding $110 million and $160 million, respectively.

Through our ADMA BioCenters subsidiary, we currently operate ten source plasma collection facilities in the United States, all of which hold FDA licenses. This business unit, which we refer to as our Plasma Collection Centers business segment, provides us with the blood plasma required for the manufacture of our products, and also allows us to sell certain quantities of source and hyperimmune plasma to third-party customers for further manufacturing. In addition, three of our FDA-approved plasma collection centers also have approvals from the Korean Ministry of Food and Drug Safety (“MFDS”), as well as FDA approval to operate a Hepatitis B immunization program. A typical plasma collection center, such as those operated by ADMA BioCenters, can collect approximately 30,000 to 50,000 liters of source and hyperimmune plasma annually, which may be sold for different prices depending upon the type of plasma, quantity of purchase and market conditions at the time of sale. Plasma collected from ADMA BioCenters’ facilities that is not used to manufacture our products is sold to third-party customers in the U.S. and in other locations outside the U.S. where we are approved under supply agreements or in the open “spot” market.

Index
We sell plasma-derived intermediate fractions to certain customers, which are generated as part of our FDA-approved manufacturing process for IG and IVIG products, through a five-year plasma intermediates supply agreement we entered into in October 2019. These intermediate by-products are used as the starting raw material to produce other plasma-derived biologics. In addition, from time to time we provide contract manufacturing services for certain third-party clients. We also provide laboratory contracting services to certain customers and anticipate providing contract filling, labeling and packing services utilizing our FDA-approved in-house fill-finish capabilities.

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

ASCENIV is approved for the treatment of PIDD or PI, a class of inherited genetic disorders that causes a deficient or absent immune system in adults and adolescents (12 to 17 years of age). Our pivotal Phase III clinical trial in 59 PIDD patients met the primary endpoint of no Serious Bacterial Infections (“SBI”) reported during 12 months of treatment. Secondary efficacy endpoints further demonstrated the benefits of ASCENIV in the low incidence of infection, therapeutic antibiotic use, days missed from work, school and daycare and unscheduled medical visits and hospitalizations. We believe this clinical data together with the FDA approval for the treatment of PIDD better positions ADMA to potentially further evaluate ASCENIV in immune-compromised patients infected with or at-risk for RSV infection or potentially other respiratory viral pathogens at an appropriate time. In the future, we may elect to work with the FDA and the immunology and infectious disease community to design an appropriate clinical trial to evaluate the use of ASCENIV in this patient population. Following FDA approval in April 2019, commercial sales of ASCENIV commenced in October of 2019 and in 2023 ADMA commenced manufacturing ASCENIV at the 4,400 Liter production scale for the first time in the Company’s history. We believe that this expansion will meaningfully improve the product’s margin profile and increase plant production capacity as fewer batches will be needed to support our revenue goals. ASCENIV’s prescriber and patient base continued to expand during 2023, which drove record utilization and pull-through for this product. These elevated demand trends have sustained into 2024, and ADMA currently expects that this product’s rapid growth will continue throughout 2024 and beyond.

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

On December 12, 2023, we announced that the FDA approved the expansion of BIVIGAM’s label in the United States to now include the pediatric setting for those two years of age and older.

Nabi-HB

Nabi-HB is a hyperimmune globulin that is rich in antibodies to the Hepatitis B virus. Nabi-HB is a purified human polyclonal antibody product collected from plasma donors who have been previously vaccinated with a Hepatitis B vaccine. Nabi-HB is indicated for the treatment of acute exposure to blood containing HBsAg, prenatal exposure of infants born to HBsAg-positive mothers, sexual exposure to HBsAg-positive persons and household exposure to persons with acute Hepatitis B virus infection in specific, listed settings. Hepatitis B is a potentially life-threatening liver infection caused by the Hepatitis B virus, which is a major global health problem. The Hepatitis B virus can cause chronic infection and places people at high risk of death from cirrhosis and liver cancer. Nabi-HB has a well-documented record of long-term safety and effectiveness since its initial market introduction. The FDA approved Nabi-HB on March 24, 1999.  Production of Nabi-HB at the Boca Facility has continued under our leadership since the third quarter of 2017. In early 2018, we received authorization from the FDA for the release of our first commercial batch of Nabi-HB for commercial distribution in the United States and we continue to manufacture Nabi-HB under HHS License No. 2019.

RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (“U.S. GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate these estimates and assumptions, including those described below. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates. Significant estimates include rebates and certain other deductions from gross revenues, valuation of inventory, impairment of long-lived assets, assumptions used in projecting future liquidity and capital requirements, assumptions used in the fair value of awards granted under our equity incentive plans and warrants issued in connection with the issuance of notes payable and estimates related to the valuation allowance for our deferred tax assets our effective tax rate for the current fiscal year.

Some of the estimates and assumptions we have to make under U.S. GAAP require difficult, subjective and/or complex judgments about matters that are inherently uncertain and, as a result, actual results could differ from those estimates. Due to the estimation processes involved, the following summary of accounting estimates and their application are considered to be critical to understanding our business operations, financial condition and results of operations. For a description of our significant accounting policies, see Note 2 to the Consolidated Financial Statements included in the 2023 10-K. Estimates and assumptions used in projecting future liquidity and capital requirements are described in Note 1 to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Historically, adjustments to these estimates to reflect actual results or updated expectations have not been material to our overall business. While we have some historical sales and rebate experience from our two primary immunoglobulin products, ASCENIV and BIVIGAM, since their FDA approvals in 2019, it is not extensive. If any of our ratios, factors, assessments, experiences or judgments are not indicative or accurate estimates of our future experience, our results could be materially affected. Estimates that are most at risk for material adjustment are those associated with U.S. Medicaid rebates because of the extensive time delay between the recording of the accrual and its ultimate settlement, an interval that can generally take up to several years or more. These estimates may change from time to time based on changes in utilization, payer and channel mixes. While our results of operations to date have not required any material adjustment due to this risk, the delay between when this obligation is initially recorded and ultimately settled could potentially materially impact our revenues and our results of operations in the future.

Valuation of Inventory

Estimates related to the valuation of inventory include net realizable value of inventory in determining whether the cost of inventory exceeds its net realizable value which, if this were the case, would require a charge against earnings to write down the value of the inventory to its net realizable value. Net realizable value of inventory is based on our management’s estimate of the future net selling price of the inventory, which is subject to market conditions and the estimation processes we use for revenues as discussed above. With respect to raw materials inventory, we are required to estimate the level and timing of usage of these materials prior to their expiration dates in determining whether it is appropriate to carry these materials on our balance sheet as a valid asset of the Company. Changes in either of these estimates could materially impact our cost of product revenue and results of operations.

Stock-Based Compensation and Valuation of Warrants

All equity-based payments, including grants of stock options and Restricted Stock Units (“RSUs”) are recognized at their estimated fair value at the date of grant, and compensation expense is recognized on a straight-line basis over the grantee’s requisite vesting period. For the purpose of valuing stock options granted to our employees, directors and officers, we use the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of publicly traded options, which have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the underlying Black-Scholes assumptions can materially affect the fair value estimate. To determine the risk-free interest rate, we utilize the U.S. Treasury yield curve in effect at the time of the grant with a term consistent with the term of our awards. The expected term of the options granted is in accordance with U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletins 107 and 110 and is based on the average between vesting terms and contractual terms. The expected dividend yield reflects our current and expected future policy for dividends on our Common Stock. The expected stock price volatility for our stock options was calculated by examining the historical volatility of our Common Stock since our Common Stock became publicly traded. We will continue to analyze the expected stock price volatility and expected term assumptions and will adjust our Black-Scholes option pricing assumptions as appropriate. Any changes in the foregoing Black-Scholes assumptions, or our election to utilize an alternative method for valuing stock options granted to employees, directors and officers, could potentially impact our stock-based compensation expense and our results of operations.

Index
We also use the Black-Scholes option valuation model for the purpose of estimating the fair value of warrants we issue from time to time in connection with the issuance of notes payable. Changes in our Black-Scholes assumptions, or our election to utilize an alternative method for valuing warrants issued to our lenders, could impact our interest expense and results of operations.

Impairment of Long-Lived Assets

We assess the recoverability of our long-lived assets, which include property and equipment and definite-lived intangible assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s carrying value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the three months ended March 31, 2024 and 2023, we did not identify any impairment indicators for our long-lived assets, and as a result no impairment charges were recorded. Examples of events or circumstances that may be indicative of impairment that would require the use of significant judgment by management include:

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

Goodwill is not amortized but is assessed for impairment on an annual basis or more frequently if impairment indicators exist. The testing of goodwill for impairment requires us to determine whether or not the fair value of the reporting unit associated with the goodwill is less than its carrying amount, including goodwill and other intangible assets. An impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value, with the impairment loss recognized not to exceed the total amount of goodwill allocated to that reporting unit. In order to determine the fair value of the reporting unit, we utilize the fair value of the Company as a whole, as determined by its market capitalization. Determination of the fair value and carrying value of each reporting unit, relative to the fair value of the Company, requires management to employ certain estimates, assumptions and judgment, which we believe are reasonable. However, any changes to these estimates and assumptions could impact our determination of whether or not our goodwill is impaired. We did not recognize any impairment charges related to goodwill for the three months ended March 31, 2024 and 2023.

Deferred Tax Assets and Effective Tax Rate

We currently maintain a full valuation allowance against all of our net deferred tax assets, and as a result we have historically not recorded an income tax benefit in the accompanying consolidated financial statements despite continued losses through December 31, 2023. This valuation allowance reflects our assessment of whether it is more likely than not that we will generate sufficient taxable income in the future to be able to utilize our deferred tax assets. In determining whether a valuation allowance is warranted, we evaluate factors such as prior earnings history, expected future earnings, carryback and carryforward periods and tax strategies. We consider all positive and negative evidence to estimate if sufficient future taxable income will be generated to realize our deferred tax assets.  We consider cumulative losses in recent years to be a significant type of negative evidence. Based on our history of losses through December 31, 2023, at this time we have not included future projected taxable income as a source of income to recognize our deferred tax assets, despite our achievement of positive net income for the three months ended March 31, 2024.

Index
After consideration of all available positive and negative evidence regarding our estimates of future taxable income, we have elected to maintain a full valuation allowance for our deferred tax assets as of March 31, 2024. We will continue to monitor this evidence through the balance of 2024 to determine if a reduction to the valuation allowance is required, which could potentially result in our recognition of an income tax benefit sometime during fiscal 2024.

Our income tax expense for the three months ended March 31, 2024 is based on our estimated effective tax rate for the full year 2024, which is a function of our projected net income under U.S. GAAP, our estimates and assumptions regarding certain permanent and temporary differences between U.S. GAAP income and taxable income, and the limitations to our net operating loss carryforwards and their limitations under Section 382 of the Internal Revenue Code of 1986, as amended (see “Risk Factors” appearing elsewhere in this report and Note 13 to the Consolidated Financial Statements).

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The following table presents a summary of the changes in our results of operations for the three months ended March 31, 2024, our first fiscal quarter, compared to the three months ended March 31, 2023:

(in thousands)	Three Months Ended March 31,
	2024	2023	Increase (Decrease)
Revenues	$81,875	$56,914	$24,961
Cost of product revenue	42,767	40,401	2,366
Gross profit	39,108	16,513	22,595
Research and development expenses	450	855	(405)
Plasma center operating expenses	1,005	1,780	(775)
Amortization of intangibles	193	179	14
Selling, general and administrative expenses	15,639	14,512	1,127
Income (loss) from operations	21,821	(813)	22,634
Interest expense	(3,769)	(6,115)	2,346
Other income, net	349	139	210
Income (loss) from before taxes	18,401	(6,789)	25,190
Provision for income taxes	595	-	595

Net income (loss)	$17,806	$(6,789)	$24,595

Adjusted EBITDA *	$26,425	$2,469	$23,956

* - See Non-GAAP Financial Measures appearing at the end of this discussion

Revenues

We recorded total revenues of $81.9 million for the three months ended March 31, 2024, as compared to $56.9 million for the three months ended March 31, 2023, an increase of $25.0 million, or approximately 44%. The increase is primarily related to increased sales of our IG products, ASCENIV, BIVIGAM and Nabi-HB, of $30.5 million in 2024, as we continue to experience increased physician, payer and patient acceptance and utilization of ASCENIV and expand our customer base for BIVIGAM.

The foregoing increase in IG revenues in the first quarter of 2024 was partially offset by a $5.6 million decrease in third-party plasma sales by our Plasma Collection Centers business segment. During the first quarter of 2023, we fulfilled our entire commitment to supply normal source plasma (“NSP”) to our primary third-party customer for fiscal 2023, while that same commitment for fiscal 2024 will be met over the course of the full year.

Cost of Product Revenue and Gross Profit

Cost of product revenue was $42.8 million for the three months ended March 31, 2024, as compared to $40.4 million for the three months ended March 31, 2023. This increase is primarily attributable to volume-driven increases in product revenue costs related to the increased sales of our IG products of $7.9 million, partially offset by $4.9 million of lower product revenue costs related to plasma sales.

Index
For the three months ended March 31, 2024, we had gross profit of $39.1 million, as compared to $16.5 million for the same period of a year ago, which represents a gross margin in the first quarter of 2024 of 47.8%, as compared to 29.0% in the first quarter of 2023. This improvement in gross margin is mainly driven by a significantly more favorable mix of higher margin IG sales in 2024 as compared to 2023, along with the 44% revenue increase which allows for additional coverage of our non-variable manufacturing costs in 2024.

Research and Development Expenses

Research and development (“R&D”) expenses totaled $0.5 million for the first quarter of 2024, as compared to $0.9 million for the first quarter of 2023. The decrease is primarily due to the absence of expenditures in 2024 related to the BIVIGAM post-marketing commitments, which were completed in June of 2023.

Plasma Center Operating Expenses

Plasma Center Operating Expenses decreased from $1.8 million for the three months ended March 31, 2023 to $1.0 million for the three months ended March 31, 2024. The decrease is due to a 38% increase in the amount of plasma collected in the first quarter of 2024 as compared to the first quarter of 2023, which resulted in a $3.7 million increase in the amount of plasma center costs we capitalized into inventory in 2024. This amount was partially offset by increases in donor fees of $1.3 million, softgoods and supplies of $0.7 million, donor testing expenses of $0.7 million, compensation, benefits and temporary labor of $0.1 million, depreciation of $0.1 million and software maintenance expense of $0.1 million.

Amortization of Intangibles

Amortization expense mainly pertains to the amortization of intangible assets acquired in a 2017 acquisition transaction and was $0.2 million for the three months ended March 31, 2024 and 2023.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $15.6 million for the three months ended March 31, 2024, an increase of $1.1 million from the three months ended March 31, 2023. The increase reflects increases in employee-related costs, including salaries, benefits, stock-based compensation, travel, relocation and recruiting, in the amount of $1.4 million, state and local taxes of $0.1 million and insurance expense of $0.1 million, partially offset by lower severance expense of $0.3 million and professional service fees of $0.2 million. SG&A expenses as a percentage of net revenues decreased from 25.5% in the first quarter of 2023 to 19.1% in the first quarter of 2024.

Income/Loss from Operations

Our operating income was $21.8 million for the first quarter of 2024, as compared to an operating loss of $0.8 million for the first quarter of 2023. The $22.6 million increase in operating income was due to the improved gross profit, as total operating expenses of $17.3 million in 2024 was essentially unchanged from 2023.

Interest Expense

Interest expense for the three months ended March 31, 2024 was $3.8 million, as compared to $6.1 million for the three months ended March 31, 2023. The decrease is due to the refinancing of our senior debt in December of 2023 (see “Liquidity and Capital Resources”). This transaction reduced our stated rate of interest from approximately 14.10% in the first quarter of 2023 to approximately 10.38% in the first quarter of 2024, and also resulted in a reduction to our outstanding debt principal in the first quarter of 2024 compared with the first quarter of 2023 of approximately $20.4 million. In addition, we had lower amortization of debt discount in 2024 of approximately $0.2 million.

Other Income, Net

Other income, net, for the three months ended March 31, 2024 was $0.3 million, as compared to $0.1 million for the three months ended March 31, 2023. The increase is mainly due to an increase in interest income of $0.2 million in 2024.

Index
Provision for Income Taxes

As result of our generating pre-tax U.S. GAAP income of $18.4 million for the three months ended March 31, 2024, we recorded income tax expense of $0.6 million for the three months ending March 31, 2024, with no comparable amount for the three months ending March 31, 2023. The provision for income taxes for the first quarter of 2024 represents an effective tax rate of 3.2% and reflects federal and state income tax liabilities that are not fully sheltered by net operating losses or research and development tax credit carryforwards due to limitations from prior ownership changes and other limitations on net operating loss carryforwards under the Internal Revenue Code of 1986, as amended (see “Risk Factors” appearing elsewhere in this report and Note 13 to the Consolidated Financial Statements). Our effective tax rate for the three months ended March 31, 2024 differs from the federal statutory tax rate of 21%, mainly due to the reversal of the valuation allowance on certain federal and state net operating loss carryforwards expected to be realized in the current year.

Net Income/Loss

Our net income was $17.8 million for the first quarter of 2024, as compared to a net loss of $6.8 million for the first quarter of 2023. This $24.6 million improvement in our results of operations was primarily due to the increase in operating income of $22.6 million discussed above, combined with the reduction in interest expense for the period.

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

Because EBITDA and Adjusted EBITDA are measures not deemed to be in accordance with U.S. GAAP and are susceptible to varying calculations, our EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in our industry, because other companies may calculate EBITDA and Adjusted EBITDA in a different manner than we calculate these measurements. Although the Company uses Adjusted EBITDA as one of several financial measures to assess its operating performance, its use is limited as it excludes certain significant operating expenses. EBITDA and Adjusted EBITDA are not intended to represent cash flows for the periods presented, nor have they been presented as an alternative to operating income/loss, net income/loss or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP. The following table presents the reconciliation of net income/loss to EBITDA and Adjusted EBITDA for the three months ended March 31, 2024 and 2023:

Index
	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net income (loss)	$17,806	$(6,789)
Depreciation	1,921	1,854
Amortization	193	179
Income taxes	595	-
Interest expense	3,769	6,115
EBITDA	24,284	1,359
Stock-based compensation	2,141	1,110
Adjusted EBITDA	$26,425	$2,469

Adjusted EBITDA increased by $24.0 million for the three months ended March 31, 2024 as compared to the same period of a year ago. The improvement is driven primarily by the increased sales and gross profit in 2024, as well as continued operational oversight and cost containment efforts at both of our business segments.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2024, we had working capital of $223.3 million, primarily consisting of $177.7 million of inventory, cash and cash equivalents of $45.3 million and $49.6 million of accounts receivable, partially offset by current liabilities of $53.1 million, as compared to working capital at December 31, 2023 of $207.2 million, primarily consisting of $172.9 million of inventory, cash and cash equivalents of $51.4 million and accounts receivable of $27.4 million, partially offset by current liabilities of $49.8 million. We have incurred an accumulated deficit of $488.5 million since inception, and although we had negative cash flows from operations of $2.2 million and $14.7 million for the three months ended March 31, 2024 and 2023, respectively, we had positive cash flows from operations for the year ended December 31, 2023 of $8.8 million and we expect to generate significant cash flows from operations and net income for the year ended December 31, 2024. Prior to fiscal 2023, we have funded our operations primarily from the sale of our equity and debt securities. Our material cash requirements are primarily comprised of:

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

We currently anticipate, based upon our projected revenue and expenditures, that our current cash, cash equivalents and accounts receivable, along with our projected future operating cash flow, will be sufficient to fund our operations, as currently conducted, through the end of the second quarter of fiscal 2025 and beyond. Based on current operations and assuming continued market acceptance and utilization of our finished drug products, we do not anticipate the need to raise additional capital at this time. However, should the market for our products or political, economic or inflationary conditions change, we may need to seek additional capital which may not be available due to a variety of potential factors beyond our control (see “Risk Factors” appearing elsewhere in this report).

Index
ADMA continues to evaluate a variety of strategic alternatives, and the exploration of value-creating opportunities remains a top corporate priority.

On December 18, 2023 (the “Ares Closing Date”), we and all of our subsidiaries entered into a credit agreement (the “Ares Credit Agreement”) with Ares Capital Corporation and certain credit funds affiliated with Ares Capital Corporation (collectively, “Ares”). The Ares Credit Agreement provides for a total of $135.0 million in senior secured credit facilities (the “Ares Credit Facility”) consisting of (i) a term loan in the aggregate principal amount of $62.5 million and (ii) a revolving credit facility in the aggregate principal amount of $72.5 million (collectively, the “Ares Loans”), both of which were fully drawn on the Ares Closing Date. The Ares Credit Facility has a maturity date of December 20, 2027 (the “Ares Maturity Date”). On the Ares Closing Date, we used the proceeds from the Ares Loans, along with a portion of our existing cash on hand, to terminate and pay in full all of the outstanding obligations under our previous senior credit facility (the “Hayfin Credit Facility”) with Hayfin Services LLP (“Hayfin”) including the outstanding principal in the amount of $158.6 million, a prepayment penalty in the amount $11.1 million, an exit fee of $1.6 million, all accrued and unpaid interest outstanding on the Hayfin Credit Facility as of the Ares Closing date, as well as certain fees and expenses related thereto.

Borrowings under the term loan bear interest at the adjusted Term SOFR for a three‑month tenor in effect on the day that is two business days prior to the first day of the applicable calendar quarter plus 6.50% (the “Initial SOFR Term Loan Applicable Margin”). Borrowings under the revolving facility initially bear interest at the adjusted Term SOFR for a three‑month tenor in effect on the day that is two business days prior to the first day of the applicable calendar quarter plus 3.75% (the “SOFR Revolving Facility Applicable Margin”). As of March 31, 2024 and December 31, 2023, the interest rate on the term loan was approximately 11.83% and 11.88%, respectively, and the interest rate on the revolving facility was approximately 9.08% and 9.13%, respectively.

On the Ares Maturity Date, we are required to pay Ares the entire outstanding principal amount underlying the Ares Loans and any accrued and unpaid interest thereon. Prior to the Ares Maturity Date, there are no scheduled principal payments on the Ares Credit Facility, and we are required to make quarterly interest payments during the term of Ares Credit Facility of approximately $3.6 million. We may prepay the outstanding principal under the revolving facility, together with any accrued but unpaid interest on the prepaid principal amount, at any time and from time to time upon three business days’ prior written notice with no prepayment premium. However, in the event that we prepay an amount under the revolving facility that is greater than 50% of the current $72.5 million outstanding balance, we will still be required to pay interest on 50% of this balance, or $36.3 million, through the term of Ares Credit Facility. We may prepay the outstanding principal on the term loan, together with any accrued but unpaid interest on the prepaid principal amount, at any time and from time to time upon three business days’ prior written notice, subject to the payment to Ares of a prepayment premium equal to (i) the present value as of such date of all remaining required interest payments on the principal amount being repaid plus 1.5% of the prepaid principal amount, if prepaid on or prior to the first anniversary of the Ares Closing Date, (ii) 1.5% of the prepaid principal amount, if prepaid after the first anniversary of the Ares Closing Date and on or prior to the second anniversary of the Ares Closing Date, or (iii) 1.0% of the prepaid principal amount, if prepaid on or prior to the third anniversary of the Ares Closing Date.

In connection with the closing of the Ares Credit Facility, we incurred fees and expenses related to the transaction of approximately $2.7 million, including a $1.7 million original issue discount payable to Ares, all of which was deducted from the Ares loan proceeds. In addition, we are also required to pay Ares an exit fee of $1.7 million upon the earlier of any prepayment date or the Ares Maturity Date, and this amount has been accrued as a separate liability in our consolidated balance sheet as of December 31, 2023. As a result, we recognized an aggregate debt discount of $4.4 million as of the Ares Closing Date, and the weighted-average effective interest rate on the Ares Loans as of March 31, 2024 and December 31, 2023 was 11.36% and 11.39%, respectively.

Index
All of our obligations under the Ares Credit Agreement are secured by a first-priority lien and security interest in substantially all of our tangible and intangible assets, including intellectual property and all of the equity interests in our subsidiaries. The Ares Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The negative covenants include certain financial covenants, including maximum total leverage ratios and a $15.0 million liquidity covenant, and also restrict or limit our ability and the ability of our subsidiaries to, among other things and subject to certain exceptions contained in the Ares Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to our or our subsidiaries’ business activities; make certain Investments or Restricted Payments (each as defined in the Ares Credit Agreement); engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that have the impact of restricting our ability to make loan repayments under the Ares Credit Agreement. As of March 31, 2024, we were in compliance with all of the covenants contained in the Ares Credit Agreement.

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

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

(in thousands)	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(2,218)	$(14,723)
Net cash used in investing activities	(2,362)	(1,945)
Net cash used in financing activities	(1,447)	(650)
Net change in cash and cash equivalents	(6,027)	(17,318)

Cash and cash equivalents - beginning of period	51,352	86,522
Cash and cash equivalents - end of period	$45,325	$69,204

Net Cash Used in Operating Activities

Cash used in operations for the three months ended March 31, 2024 was $2.2 million, a decrease of $12.5 million from the same period of a year ago, mainly due to the increase in net income in 2024, partially offset by unfavorable changes in accounts receivable and inventories. The following table illustrates the primary components of and changes to our cash flows from operations:

(in thousands)	Three Months Ended March 31,
	2024	2023
Net income (loss)	$17,806	$(6,789)
Non-cash expenses, gains and losses	4,495	4,593
Changes in accounts receivable	(22,200)	(11,013)
Changes in inventories	(4,826)	(705)
Changes in prepaid expenses and other current assets	1,593	716
Changes in accounts payable and accrued expenses	1,219	(1,627)
Other	(305)	102
Cash used in operations	$(2,218)	$(14,723)

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2024 and 2023 was $2.4 million and $1.9 million, respectively, and is mainly comprised of capital expenditures at the Boca Facility. The decrease in capital expenditures in 2024 is due to the completion of the construction and buildout of our 10 plasma collection facilities, with the tenth facility opening in the first quarter of 2023. While we currently have no firm commitments for capital expenditures, we expect our total capital expenditures will be between $7.0 million and $12.0 million for the remainder of fiscal 2024, mainly for additional upgrades to the Boca Facility manufacturing operations and related operational systems.

Index
Net Cash Used in Financing Activities

Net cash used in financing activities was $1.4 million and $0.7 million for the three months ended March 31, 2024 and 2023, respectively. The increase is due to additional taxes paid in connection with shares that were withheld from RSUs that vested during the period, partially offset by $1.0 million in proceeds from the exercise of stock options in 2024.

Effect of Inflation

Inflation impacted a number of facets of our business during the three months ended March 31, 2024 and for the years ended December 31, 2023 and 2022 at each of our business segments. We experienced price increases for, among other items, certain raw materials, consumable supplies, services for repairs and maintenance of our facilities, utilities, shipping and freight charges, fuel surcharges and labor costs, among other expenses. Based upon the macroeconomic environment, publicly available information and reports from the U.S. government, we expect this trend to continue in 2024 and potentially longer, which could potentially have a significant impact on our future results of operations. In addition, some of our third-party inventory purchase agreements provide for annual price increases that are tied to various consumer price indices, which have resulted in higher than historical percentage price increases and has resulted in and could continue to result in higher source plasma and other raw material and supplies costs in 2024 and beyond. Also, in a higher inflationary environment, we may not be able to raise the prices of our products to keep up with the rate of inflation. We are unable to predict when these external drivers of inflation will subside.

Off-Balance Sheet Arrangements

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk as the result of changes in interest rates. Our senior credit facility with Ares requires quarterly payments of interest based on the adjusted Term SOFR plus the Applicable Margin. We currently do not utilize any derivative financial instruments, such as interest rate swaps or caps, to mitigate this risk. As of March 31, 2024, we had $135.0 million outstanding under our senior credit facility that is subject to variable interest rates. As a result, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in interest rates would have an approximate $1.4 million annualized negative impact on our earnings and cash flows.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We designed our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures.

Under the supervision of and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of our disclosure controls and procedures as of March 31, 2024. Based on this evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures as of March 31, 2024 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding disclosures.

Index
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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q, the 2023 10-K and our other filings with the SEC, before making an investment decision regarding our common stock.

•
Although we achieved net income on a non-GAAP basis and generated positive cash flows for the year ended December 31, 2023 and generated positive net income for the three months ended March 31, 2024, we may not be able to maintain profitability and generate positive cash flows in the future.

•
We have a history of losses and we may, in the future, need to raise additional capital or seek alternative financing in order to operate, expand or maintain our business, which may not be available on favorable terms, if at all.

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

•
Although we have received approval from the FDA to market ASCENIV as a treatment for PIDD, our ability to market or seek approval for ASCENIV for alternative indications could be limited and FDA could require clinical trials beyond what we may deem to be reasonable. Unless additional clinical trials are successfully conducted and the FDA approves a Biologics License Application (“BLA”) or other required submission for review, we may not be authorized to market ASCENIV for any other indication.

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

•
Our ADMA BioCenters operations collect information from donors in the United States that subjects us to consumer and health privacy laws, which could create enforcement and litigation exposure if we fail to meet their requirements.

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

•	Our ability to use our net operating loss carryforwards (“NOLs”) may be limited.

•	The market price of our common stock may be volatile and may fluctuate in a way that is disproportionate to our operating performance.

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

Index
Risks Relating to our Business

Through December 31, 2023, we have a history of losses and have historically needed to raise, and in the future may be required to raise, additional capital to operate our business.

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

We currently anticipate, based upon our projected revenue and expenditures, that our current cash, cash equivalents and accounts receivable, along with our projected future operating cash flow, will be sufficient to fund our operations, as currently conducted, through the end of the second quarter of fiscal 2025 and beyond. However, our current outlook on cash flows and profitability may change based upon how quickly we are able to execute on our commercialization efforts and operational initiatives and whether or not the assumptions underlying our projected revenues and expenses are correct. Although we achieved net income for the three months ended March 31, 2024 and positive cash flow from operations for the first time in our history for the year ended December 31, 2023, at present we cannot be certain that we will be able to generate a sufficient amount of product revenue to maintain profitability through 2024 and beyond. If we are unable to generate sufficient positive cash flow throughout 2024 and cannot raise additional capital or obtain alternative financing if needed, we may have to delay, curtail or eliminate our commercialization efforts and product development activities. Even if we are able to raise additional capital, such equity or debt financings may only be available on unattractive terms, resulting in significant dilution of stockholders’ interests and, in such event, the value and potential future market price of our common stock may decline. In addition, if we raise additional funds through license arrangements or through the disposition of any of our assets, it may be necessary to relinquish potentially valuable rights to our product candidates or assets or grant licenses on terms that are not favorable to us.

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

We have a history of losses through December 31, 2023, and we may not be able to maintain profitability. Although we achieved net income of $17.8 million for the three months ended March 31, 2024, for the years ended December 31, 2023, 2022 and 2021, we incurred net losses of $28.2 million, $65.9 million and $71.6 million, respectively. From our inception in 2004 through March 31, 2024, we have incurred an accumulated deficit of $488.5 million. We may not be able to generate a sufficient amount of product revenue to maintain profitability throughout 2024, and if we are unable to continue to consistently achieve positive cash flows we may need to continue to finance our operations through additional equity or debt financings or corporate collaboration and licensing agreements. We also expect to continue to incur significant operating and capital expenditures and anticipate that as our business continues to grow our operating expenses will increase accordingly as we:

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

The COVID-19 pandemic negatively impacted certain aspects of our business and operations. The resurgence of the COVID-19 pandemic, or a future pandemic or health epidemic, could adversely affect our business, financial condition, liquidity or results of operations. These adverse effects include, but are not limited to, the potential adverse effects on the global economy, our manufacturing processes, including our supply chain, our submissions or applications to the FDA and our employees. The ultimate impact will depend on the severity and duration of the pandemic and actions taken by governmental authorities and other third parties in response, each of which is unforeseeable and difficult to predict.

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

•	a new fill/finisher would have to be educated in, or develop substantially equivalent processes for, the production of our products and product candidates;

•	a pandemic, or the resurgence of a pandemic such as the COVID-19 pandemic, or a cyberattack or data breach, could adversely affect our contracted fill/finishers’ operations, supply chain or workforce;

•
our contracted fill/finishers’ resources and level of expertise with plasma-derived biologics may be limited, therefore they may require a significant amount of support from us in order to implement and maintain the infrastructure and processes required to deliver our finished drug product;

Index
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

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. In particular, the size and growth of the overall U.S. IVIG and source plasma markets and the potential market opportunity for an S. pneumoniae hyperimmune globulin are subject to significant variables that can be difficult to measure, estimate or quantify. Our business depends on, among other things, successful commercialization of our existing products, market acceptance of such products and ensuring that our products are safe and effective. Further, there can be no assurance that we will be able to generate the revenue that we believe our products and plasma collection facilities are capable of generating. As a result, we may not be able to accurately forecast or predict revenue. For these reasons, the estimates and forecasts in our filings relating to revenue generation and growth may prove to be inaccurate. Even if the markets in which we compete meet our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all.

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

Our operations, including our headquarters located in Ramsey, NJ, the Boca Facility and our plasma collection facilities, are vulnerable to interruption by fire, weather related events such as hurricanes, wind and rain, other acts of God or force majeure events, electric power loss, telecommunications failure, equipment failure and breakdown, cyberattacks on our operations and information technology systems as well as the systems of our customers, suppliers and related entities, human error, employee issues, global health occurrences such as a pandemic, global and economic uncertainty, war, geopolitical conditions and emergencies, product liability claims and events beyond our control. While we maintain several insurance policies with reputable carriers that provide partial coverage for a variety of these risks, including replacing or rebuilding a part of our facilities, these policies are subject to the insurance carriers’ final determination of compensation to us and we may not have adequate coverage if we need to rebuild or replace our inventory, infrastructure, business income or our entire facility.  In addition, our disaster recovery plans for our facilities may not be adequate and we do not have an alternative manufacturing facility or contractual arrangements with other manufacturers in the event of a casualty to or destruction of any of our facilities. If we are required to rebuild or relocate any of our facilities, a substantial investment in improvements and equipment would be necessary. We carry only a limited amount of business interruption insurance, which may not sufficiently compensate us for losses that may occur. As a result, any significant business interruption could adversely affect our business and results of operations.

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

Other issues that may impact our clinical trials and that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, include:

•	Delays in reaching, or failure to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites and our contract research organizations (“CROs”);

•
Regulators requiring us to perform additional or unanticipated clinical trials to obtain approval or becoming subject to additional post-marketing testing, surveillance, or Risk Evaluation and Mitigation Strategies requirements to maintain regulatory approval;

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

Index
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

In addition, our clinical trials involve a relatively small patient population. Because of the small sample size, the results of these clinical trials may not be indicative of future results. In addition, certain portions of our clinical trials and product testing for our product candidates may be performed outside of the United States, and therefore, may not be performed in accordance with standards normally required by the FDA and other regulatory agencies.

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

Index
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

For the three months ended March 31, 2024, two customers, BioCARE, Inc. (“BioCare”) and Priority Healthcare Distribution, Inc. d/b/a CuraScript SD Specialty Distribution (“Curascript”), represented an aggregate of approximately 70% of our consolidated revenues. For the year ended December 31, 2023, BioCare, and Curascript represented an aggregate of 72% of our consolidated revenues.

As of March 31, 2024, three customers, BioCare, Curascript and Healix Infusion Therapy, LLC (“Healix”), represented an aggregate of approximately 87% of our consolidated accounts receivable. As of December 31, 2023, five customers, BioCare, Healix, Curascript, Cencora, Inc. (f/k/a AmerisourceBergen Corporation) and Reliance Life Sciences Pvt. Limited, represented an aggregate of approximately 98% of our consolidated accounts receivable.

Index
The loss of any key customers or a material change in the revenue generated by any of these customers could have a material adverse effect on our business, results of operations and financial condition. Moreover, we anticipate deriving increased revenue from some of these customers over the next few years. Factors that could influence our relationships with our customers include, among other things:

•	our ability to sell our products at competitive prices;

•	our ability to maintain features and quality standards for our products sufficient to meet the expectations of our customers;

•	our ability to produce and deliver a sufficient quantity of our products in a timely manner to meet our customers’ requirements;

•	the impact of a pandemic, or the resurgence of a pandemic, and government responses thereto on our customers and their businesses, operations and financial condition;

•	the impact of a cyberattack or data breach on our customers or related entities; and

•	widespread economic conditions or geopolitical conditions, including the exacerbated conflicts in Europe, the Middle East and the surrounding areas.

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

Index
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

Our ADMA BioCenters operations collect information from donors in the United States that subjects us to consumer and health privacy laws, which could create enforcement and litigation exposure if we fail to meet their requirements.

Consumer privacy is highly protected by federal and state law. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, impose requirements with respect to safeguarding the privacy, security and transmission of protected health information (“PHI”) held by covered entities and business associates. HIPAA “covered entities” include health plans/insurers, healthcare providers engaging in HIPAA standard electronic transactions and healthcare clearinghouses. A “business associate” provides services to covered entities (directly or as subcontractors to other business associates) involving arranging, creating, receiving, maintaining, or transmitting PHI on a covered entity’s behalf.  In order to legally provide access to PHI to service providers, covered entities and business associates must enter into a “business associate agreement” (“BAA”) with the service provider that receives PHI on behalf of the entity.

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

Index
The Ares Credit Facility is subject to acceleration in specified circumstances, which may result in Ares taking possession and disposing of any collateral.

On December 18, 2023 (the “Ares Closing Date”), we entered into a credit agreement with Ares (the “Ares Credit Agreement”) (see “Liquidity and Capital Resources”). The Ares Credit Agreement provides for a total of $135 million in senior secured credit facilities (the “Ares Credit Facility”) consisting of (i) a term loan in the aggregate principal amount of $62.5 million and (ii) a revolving credit facility in the aggregate principal amount of $72.5 million (collectively, the “Ares Loans”), both of which were fully drawn on the Ares Closing Date. The Ares Credit Facility has a maturity date of December 20, 2027 (the “Ares Maturity Date”). The Ares Loans are secured by substantially all of our assets, including our intellectual property. Events of default include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material contracts and events constituting a change of control. If there is an event of default, we would incur an increase in the rate of interest on the Ares Loans of 2% per annum. The occurrence of an event of default could result in, among other things, the termination of commitments under the Ares Credit Facility, the declaration that all outstanding loans are immediately due and payable in whole or in part, and Ares taking immediate possession of, and selling, any collateral securing the Ares Loans.

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

In the pharmaceutical and biotechnology industries, the majority of an innovative product’s commercial value is realized during its market exclusivity period. In the United States and in some other countries, when market exclusivity expires and generic or biosimilar versions are approved and marketed or when biosimilars are introduced (even if only for a competing product), there are usually very substantial and rapid declines in a product’s revenues.

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

Our performance is substantially dependent on the continued service and performance of our management team, who have extensive experience and specialized expertise in our business. In particular, the loss of Adam S. Grossman, our President, Chief Executive Officer and Interim Chief Financial Officer, could adversely affect our business and operating results. We do not have “key person” life insurance policies for any members of our management team. We have employment agreements with each of our executive officers; however, the existence of an employment agreement does not guarantee retention of members of our management team and we may not be able to retain those individuals for the duration of or beyond the end of their respective terms. The loss of services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays in development or approval of our product candidates and diversion of management resources.

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

The laws governing our conduct in the United States are enforceable on the federal, state and local levels by criminal, civil and administrative sanctions. Violations of laws such as the Federal Food, Drug, and Cosmetic Act, the Social Security Act (including the Anti-Kickback Statute), the Public Health Service Act, the civil and criminal federal False Claims Act, the civil monetary penalty statute, requirements regarding the reporting and repayment of overpayments, other fraud and abuse laws and any regulations promulgated under the authority of the preceding, may result in significant criminal and/or civil sanctions, including jail sentences, fines or exclusion from participation in or debarment from federal and state healthcare or government procurement programs, pursuant to enforcement actions by DOJ, Medicare, Medicaid, OIG and other regulatory authorities. Similarly, the violation of applicable laws, rules and regulations of states, including the State of Florida, with respect to the manufacture and marketing of our products and product candidates may result in significant criminal and/or civil sanctions, including jail sentences, fines or exclusion from participation in applicable state healthcare programs. There can be no assurance that our activities will not come under the scrutiny of federal and/or state regulators and other government authorities or that our practices will not be found to violate applicable laws, rules and regulations or prompt lawsuits by private citizen “relators” under federal or state false claims laws.

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

Both before and after the approval of our products, our products, operations, facilities, suppliers and CROs are subject to extensive regulation by federal, state and local governmental authorities in the United States and other countries, with regulations differing from country to country. In the United States, the FDA regulates, among other things, the pre-clinical and nonclinical testing, clinical trials, manufacturing, safety, efficacy, potency, labeling, storage, record keeping, quality systems, advertising, promotion, sale and distribution of therapeutic products. Failure to comply with applicable requirements could result in, among other things, one or more of the following actions: notices of violation, untitled letters, warning letters, CRLs, fines and other monetary penalties, unanticipated expenditures, delays in approval or refusal to approve a product or product candidate, product recall or seizure, interruption of manufacturing or clinical trials, operating restrictions, injunctions and criminal prosecution. Our products and product candidates cannot be lawfully marketed in the United States without FDA and other federal, state and local business regulatory approvals. Any failure to receive the marketing approvals necessary to commercialize our products or product candidates could harm our business.

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

Plasma is a raw material that is susceptible to damage and contamination and may contain human pathogens, any of which would render the plasma unsuitable as raw material for further manufacturing. For instance, improper storage of plasma, by us or third-party suppliers, may require us to destroy some of our raw material. If unsuitable plasma is not identified and discarded prior to the release of the plasma to the manufacturing process, it may be necessary to discard intermediate or finished product made from that plasma or to recall any finished product released to the market, resulting in a charge to cost of product revenue. The manufacture of our plasma products is an extremely complex process of fractionation, purification, testing, filling and finishing. Our products can become non-releasable or otherwise fail to meet our stringent specifications or regulatory agencies’ specifications through a failure in one or more of these process steps. We may detect instances in which an unreleased product was produced without adherence to our manufacturing procedures or plasma used in our production process was not collected or stored in a compliant manner consistent with our cGMP or other regulations. Such an event of noncompliance would likely result in our determination that the implicated products should not be released or maybe replaced or withdrawn from the market and therefore should be destroyed. Once manufactured, our plasma-derived products must be handled carefully and kept at appropriate temperatures. Our failure, or the failure of third parties that supply, test, ship or distribute our products or product components to properly care for our products, may require that those products be destroyed. Even if handled properly, biologics may form or contain particulates or have other issues or problems after storage which may require products to be destroyed or recalled. While we expect to write off certain amounts of raw materials and work-in-process inventory in the ordinary course of business due to the complex nature of plasma, our processes and our products, unanticipated events may lead to write-offs and other costs materially in excess of our expectations and the reserves we have established for these purposes. Such write-offs or losses and other costs could cause material fluctuations in our results of operations. Product or component quality issues may also result in regulatory enforcement actions, liability, corrective actions and recalls, among other actions, as described elsewhere in this Quarterly Report on Form 10-Q.

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

The Patient Protection and Affordable Care Act (“ACA”) and the companion Healthcare and Education Reconciliation Act (which together are referred to as the “Healthcare Reform Law”) introduced an abbreviated licensure pathway for biological products that are demonstrated to be biosimilar to an FDA-licensed biological product.  A biological product may be demonstrated to be “biosimilar” if data shows that, among other things, the product is “highly similar” to an already-approved biological product, known as a reference product, and has no clinically meaningful differences in terms of safety and effectiveness from the reference product. The law provides that a biosimilar application may be submitted as soon as four years after the reference product is first licensed, and that the FDA may not make approval of an application effective until 12 years after the reference product was first licensed.  Since the enactment of the law, the FDA has issued several guidance documents to assist sponsors of biosimilar products in preparing their approval applications. Moreover, in an effort to increase competition in the biologic product marketplace, Congress, the executive branch, and the FDA have taken certain legislative and regulatory steps. For example, in 2020 the FDA finalized a guidance to facilitate biologic product importation. The 2020 Further Consolidated Appropriations Act included provisions requiring that sponsors of approved biologic products provide samples of the approved products to persons developing biosimilar products within specified timeframes, in sufficient quantities, and on commercially reasonable market-based terms. The FDA approved the first biosimilar product in 2015 and has since approved a number of biosimilars.  As a result of the biosimilar pathway in the United States, we expect in the future to face greater competition from biosimilar products, including a possible increase in patent challenges.

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

Although we generated positive cash flow from operations for the year ended December 31, 2023, our operations have consumed substantial amounts of cash since inception. While we generated positive cash flows from operations of $8.8 million for the year ended December 31, 2023, we had negative cash flows from operations of $2.2 million for the three months ended March 31, 2024 and for the year ended December 31, 2022 we had negative cash flows from operations of $59.5 million. We expect to continue to spend substantial amounts for collecting plasma at our plasma collection centers, maintaining our plasma collection centers, procurement of raw material plasma and other raw materials necessary to scale up our manufacturing operations, commercial product launches and capacity expansion at the Boca Facility. In addition, our end-to-end production cycle from collecting and procuring raw material source plasma to commercial release of finished product can take between seven and 12 months or potentially longer, requiring substantial investments in raw material plasma and other manufacturing materials. We had a net loss of $28.2 million for the year ended December 31, 2023 and although we achieved net income of $17.8 million for the three months ended March 31, 2024, at present we cannot be certain that we will be able to generate a sufficient amount of product revenue to achieve profitability on an ongoing basis. If we are unable to generate positive cash flow throughout fiscal 2024, we may need to continue to finance our operations through additional equity or debt financings or corporate collaboration and licensing agreements. We currently anticipate, based upon our projected revenue and expenditures, that our current cash, cash equivalents and accounts receivable, along with our projected future operating cash flow, will be sufficient to fund our operations, as currently conducted, through the end of the second quarter of fiscal 2025 and beyond. Our current outlook with respect to cash flows and profitability may change based upon how effective we are in continuing to execute on our commercialization efforts and operational initiatives and whether or not the assumptions underlying our projected revenues and expenses are correct. If we are required to raise additional capital and if such capital is not available due to widespread liquidity constraints or significant market instability that could result from widespread economic or geopolitical conditions or other factors beyond our control, we may have to delay, curtail or eliminate our commercialization efforts or our product development activities.

We may not have cash available to us in amounts sufficient to enable us to make interest or principal payments on our indebtedness when due.

The Ares Credit Facility provides for total senior secured loans in an aggregate principal amount of up to $135.0 million, all of which has been drawn down and is currently outstanding. Borrowings under the Ares Credit Facility currently bear interest at a weighted-average rate of approximately 10.4% per annum, which reflects the three-month term SOFR rate; provided, however, that upon, and during the continuance of, an event of default, the interest rate will automatically increase by an additional 200 basis points. We are currently required to make quarterly payments of interest during the term of the Ares Credit Facility of approximately $3.6 million, with all principal and unpaid interest due at maturity. In addition, our monthly interest rate obligation is subject to rising interest rates. The Ares Credit Facility has a maturity date of December 20, 2027, subject to acceleration pursuant to the Ares Credit Agreement, including upon an event of default. All of our obligations under the Ares Credit Facility are secured by a first-priority lien and security interest in substantially all of our and our subsidiaries’ tangible and intangible assets, including intellectual property, and all of the equity interests in our subsidiaries.

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

Index
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

We have incurred substantial losses during our history. As of December 31, 2023, we had federal and state NOLs of $315.6 million and $216.4 million, respectively. Federal and state NOLs of approximately $35.6 million and $95.1 million, respectively, will begin to expire at various dates beginning in 2028, if not limited by triggering events prior to such time. Under the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), changes in our ownership, in certain circumstances, will limit the amount of federal NOLs that can be utilized annually in the future to offset taxable income. In particular, Section 382 of the Code (“Section 382”) imposes limitations on a company’s ability to use NOLs upon certain changes in such ownership. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. The acquisition transaction that we completed on June 6, 2017 resulted in a change in ownership of ADMA under Section 382 and, as a result, we were required to write off $57.6 million of federal NOLs. On October 25, 2021, we completed a public offering of our common stock whereby we issued 57,500,000 shares of our common stock resulting in another change of ownership for ADMA under section 382 of the Code, resulting in an additional write-off of $3.0 million of federal NOLs, $28.1 million of state NOLs and $1.0 million of research and development credits. Although we did not experience any ownership changes for the years ended December 31, 2023 and 2022, we may experience ownership changes in the future as a result of subsequent changes in our stock ownership that we cannot predict or control that could result in further limitations being placed on our ability to utilize our federal NOLs.

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

Index
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

As of May 3, 2024, most of our 231,809,197 outstanding shares of common stock, as well as a substantial number of shares of our common stock underlying outstanding warrants, were available for sale in the public market, subject to certain restrictions with respect to sales of our common stock by our affiliates, either pursuant to Rule 144 under the Securities Act, or under effective registration statements. Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, could cause the market price of our common stock to decline or adversely affect demand for our common stock.

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

As of March 31, 2024, BlackRock Inc., Vanguard Group and our directors and executive officers and their affiliates owned approximately 16% of the outstanding shares of our common stock. Provisions of our Certificate of Incorporation, our Bylaws and Delaware law may have the effect of deterring unsolicited takeovers or delaying or preventing a change in control of our Company or changes in our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. These provisions include:

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

Index
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

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board. Currently, our Certificate of Incorporation authorizes the issuance of up to 300,000,000 shares of common stock. As of March 31, 2024, there were 34,633,358 shares remaining available for issuance, after giving effect to 17,223,248 shares of our common stock that were subject to outstanding stock options, RSUs and warrants as of March 31, 2024 that may be issued by us without stockholder approval, as well as an additional 16,373,629 shares reserved for the future issuance of awards under our equity compensation plans.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Index
Item 5.	Other Information.

Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended March 31, 2024, no such plans or other arrangements were adopted or terminated.

Item 6.	Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADMA Biologics, Inc.

Date: May 9, 2024	By:	/s/ Adam S. Grossman
		Name:	Adam S. Grossman
		Title:	President, Chief Executive Officer and Interim Chief Financial Officer

Index
EXHIBIT INDEX

Exhibit Number	Description
10.1
Consulting Services Agreement, dated as of February 27, 2024, by and between ADMA Biologics, Inc. and Brian Lenz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 28, 2024).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from ADMA Biologics, Inc.’s Form 10-Q for the quarter ended March 31, 2024, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2024 (Unaudited) and December 31, 2023, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2024 and 2023, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the three months ended March 31, 2024 and 2023, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2024 and 2023, and (v) Notes to (Unaudited) Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.