Form 10-Q
period 2024-06-30
ADMA BIOLOGICS, INC.
filed 2024-08-08
CIK 1368514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2024
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

As of August 2, 2024, there were 233,082,827 shares of the issuer’s common stock outstanding.

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

•
our plans to increase our supplies of source plasma (including source plasma containing certain levels of antibodies to Respiratory Syncytial Virus), our ability to obtain and maintain regulatory compliance and reliance on third-party supply agreements as well as any extensions to such agreements;

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

•	our estimates regarding revenues, expenses, capital requirements, ability to maintain profitability and positive cash flows and the potential need for and availability of additional financing;

•	possible or likely reimbursement levels for our currently marketed products;

•	estimates regarding market size, projected growth and sales of our existing products as well as our expectations of market acceptance of ASCENIV and BIVIGAM;

•	pandemics, or a resurgence of a pandemic, may adversely affect our business, financial condition, liquidity or results of operations; and

•
future domestic and global economic conditions including, but not limited to, supply chain constraints, inflationary pressures or performance or geopolitical conditions, including the continuing conflict in Europe or the evolving conflict in the Middle East and surrounding areas.

These statements may be found under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Quarterly Report on Form 10-Q. Forward-looking statements  may be identified by the use of terms such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” or “should” or the negative thereof or other variations thereof or comparable terminology. Our actual results could differ materially from those contained in the forward-looking statements due to the factors described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024. Any forward-looking statement included or incorporated by reference in this Quarterly Report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions related to our operations, industry and future growth. These forward-looking statements speak only as of the dates such statements are made and we undertake no obligation to publicly update any forward-looking statements or to publicly announce revisions to any of the forward-looking statements, unless otherwise required by the federal securities laws.

iii

Index
PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$88,244	$51,352
Accounts receivable, net	30,113	27,421
Inventories	179,810	172,906
Prepaid expenses and other current assets	5,524	5,334
Total current assets	303,691	257,013
Property and equipment, net	54,326	53,835
Intangible assets, net	479	499
Goodwill	3,530	3,530
Right-to-use assets	9,152	9,635
Deposits and other assets	5,221	4,670
TOTAL ASSETS	$376,399	$329,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,179	$15,660
Accrued expenses and other current liabilities	27,726	32,919
Current portion of deferred revenue	1,130	182
Current portion of lease obligations	1,142	1,045
Total current liabilities	44,177	49,806
Senior notes payable, net of discount	131,074	130,594
Deferred revenue, net of current portion	1,619	1,690
End of term fee	1,688	1,688
Lease obligations, net of current portion	9,182	9,779
Other non-current liabilities	390	419
TOTAL LIABILITIES	188,130	193,976

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock - voting, $0.0001 par value, 300,000,000 shares authorized, 233,026,736 and 226,063,032 shares issued and outstanding at June 30, 2024 and December 31, 2023	23	23
Additional paid-in capital	644,634	641,439
Accumulated deficit	(456,388)	(506,256)
TOTAL STOCKHOLDERS’ EQUITY	188,269	135,206
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$376,399	$329,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2024	2023	2024	2023
	(In thousands, except share and per share data)

REVENUES	$107,191	$60,123	$189,066	$117,037
Cost of product revenue	49,738	43,433	92,505	83,834
Gross profit	57,453	16,690	96,561	33,203

OPERATING EXPENSES:
Research and development	560	1,403	1,010	2,258
Plasma center operating expenses	942	1,333	1,947	3,114
Amortization of intangible assets	142	179	335	358
Selling, general and administrative	16,608	14,248	32,247	28,759
Total operating expenses	18,252	17,163	35,539	34,489

INCOME (LOSS) FROM OPERATIONS	39,201	(473)	61,022	(1,286)

OTHER INCOME (EXPENSE):
Interest income	449	414	833	581
Interest expense	(3,783)	(6,299)	(7,552)	(12,415)
Other expense	(16)	(13)	(51)	(40)
Other expense, net	(3,350)	(5,898)	(6,770)	(11,874)

INCOME (LOSS) BEFORE INCOME TAXES	35,851	(6,371)	54,252	(13,160)

Provision for income taxes	3,789	-	4,384	-

NET INCOME (LOSS)	$32,062	$(6,371)	$49,868	$(13,160)

BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.14	$(0.03)	$0.22	$(0.06)
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.13	$(0.03)	$0.21	$(0.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	232,417,645	222,683,393	230,646,246	222,304,676
Diluted	242,167,072	222,683,393	239,645,940	222,304,676

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands, except share data)

For the Three and Six Months Ended June 30, 2024
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	226,063,032	$23	$641,439	$(506,256)	$135,206
Stock-based compensation	-	-	2,141	-	2,141
Cashless exercise of warrants	4,545,503	-	-	-	-
Vesting of Restricted Stock Units, net of shares withheld for taxes	774,889	-	(2,476)	-	(2,476)
Exercise of stock options	386,341	-	1,029	-	1,029
Net income	-	-	-	17,806	17,806
Balance at March 31, 2024	231,769,765	23	642,133	(488,450)	153,706
Stock-based compensation	-	-	2,863	-	2,863
Cashless exercise of warrants	937,507	-	-	-	-
Vesting of Restricted Stock Units, net of shares withheld for taxes	171,408	-	(693)	-	(693)
Exercise of stock options	148,056	-	331	-	331
Net income	-	-	-	32,062	32,062
Balance at June 30, 2024	233,026,736	$23	$644,634	$(456,388)	$188,269

For the Three and Six Months Ended June 30, 2023
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	221,816,930	$22	$629,969	$(478,017)	$151,974
Stock-based compensation	-	-	1,110	-	1,110
Vesting of Restricted Stock Units, net of shares withheld for taxes	443,215	-	(640)	-	(640)
Exercise of stock options	2,443	-	-	-	-
Net loss	-	-	-	(6,789)	(6,789)
Balance at March 31, 2023	222,262,588	22	630,439	(484,806)	145,655
Stock-based compensation	-	-	1,637	-	1,637
Vesting of Restricted Stock Units, net of shares withheld for taxes	117,484	-	(225)	-	(225)
Warrants issued in connection with note payable	-	-	5,594	-	5,594
Cashless exercise of warrants	1,967,847	-	-	-	-
Exercise of stock options	178,829	-	472	-	472
Net loss	-	-	-	(6,371)	(6,371)
Balance at June 30, 2023	224,526,748	$22	$637,917	$(491,177)	$146,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2024	2023
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$49,868	$(13,160)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,161	4,131
Loss on disposal of fixed assets	24	18
Interest paid in kind	-	1,966
Stock-based compensation	5,004	2,747
Amortization of debt discount	480	1,175
Amortization of license revenue	(71)	(71)
Changes in operating assets and liabilities:
Accounts receivable	(2,692)	(21,227)
Inventories	(6,904)	1,500
Prepaid expenses and other current assets	(190)	(124)
Deposits and other assets	(68)	(1,037)
Accounts payable	(1,410)	(1,145)
Accrued expenses	(5,193)	4,737
Other current and non-current liabilities	419	(292)
Net cash provided by (used in) operating activities	43,428	(20,782)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,413)	(2,817)
Acquisition of intangible assets	(314)	-
Net cash used in investing activities	(4,727)	(2,817)

CASH FLOWS FROM FINANCING ACTIVITIES:
Taxes paid on vested Restricted Stock Units	(3,169)	(866)
Payments on finance lease obligations	-	(16)
Net proceeds from the exercise of stock options	1,360	472
Net cash used in financing activities	(1,809)	(410)

Net increase (decrease) in cash and cash equivalents	36,892	(24,009)
Cash and cash equivalents - beginning of period	51,352	86,522
Cash and cash equivalents - end of period	$88,244	$62,513

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

As of June 30, 2024, the Company had working capital of $259.5 million, including $88.2 million of cash and cash equivalents, $30.1 million of accounts receivable and $179.8 million of inventories, partially offset by $44.2 million of current liabilities. Based upon the Company’s current projected revenue and expenditures, including capital expenditures and continued implementation of the Company’s commercialization and expansion activities, the Company’s management currently believes that its cash, cash equivalents and accounts receivable, along with its projected future operating cash flow, will be sufficient to fund ADMA’s operations, as currently conducted, through the end of the third quarter of 2025 and beyond. However, the Company’s current outlook on cash flows and profitability may change based upon several factors, including the success of the Company’s commercial sales of its products, whether or not the assumptions underlying the Company’s projected revenues and expenses are correct and the continued acceptability of ADMA’s immune globulin products by physicians, patients and payers. The Company is subject to risks common to companies in the biotechnology and pharmaceutical manufacturing industries including, but not limited to, dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, inflationary pressures, supply chain constraints, protection of proprietary technology, and compliance with FDA and other governmental regulations and approval requirements.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2024.  The accompanying consolidated balance sheet as of December 31, 2023 was derived from the audited financial statements as of and for the year ended December 31, 2023. These condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and therefore omit or condense certain footnotes and other information normally included in complete consolidated financial statements prepared in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2024, its results of operations and changes in stockholders’ equity for the three and six months ended June 30, 2024 and 2023 and cash flows for the six months ended June 30, 2024 and 2023.

During the three and six months ended June 30, 2024 and 2023, comprehensive income/loss was equal to the net income/loss amounts presented for the respective periods in the accompanying condensed consolidated statements of operations. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include rebates and chargebacks deducted from gross revenues, valuation of inventory, assumptions used in the fair value of awards granted under the Company’s equity incentive plans and warrants issued in connection with the issuance of notes payable and estimates related to the valuation allowance for the Company’s deferred tax assets and its effective tax rate.

During the three and six months ended June 30, 2024, the Company engaged a third-party specialist to assist in the evaluation of the Company’s accrual for U.S. Medicaid rebates related to the sale of the Company’s immunoglobulin products. As a result of this evaluation, the Company recognized a reduction in this accrual and a corresponding increase to net revenues of $12.6 million for the three months ended June 30, 2024. This change in estimate was applied on a prospective basis as of June 30, 2024 and increased income from operations and net income by approximately $12.6 million and $11.6 million, respectively, and increased basic and diluted earnings per share by $0.05. Because there was little to no historical data to rely upon at the time BIVIGAM and ASCENIV were launched, the Company had considered several qualitative factors when evaluating the initial rate to accrue for rebates, such as the absence of a statutory limitation on the rebate amounts drug manufacturers pay to state Medicaid programs and general uncertainty that pharmaceutical manufacturers have historically seen with government payors often submitting lagged claims many periods after the initial dispensing of a product to an end patient. The Company additionally considered that estimates may change over the lifetime of these products due to changes in utilization and payor mixes. There was additional new information that arose during the three months ended June 30, 2024 that suggested the need to reevaluate the underlying assumption of historical payer mix for BIVIGAM and ASCENIV, which resulted in the $12.6 million adjustment to the accrual for U.S. Medicaid rebates at June 30, 2024.

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

Accounts Receivable
Accounts receivable is reported at realizable value, net of allowances for contractual credits and credit losses in the amount of $0.2 million and $0.1 million at June 30, 2024 and December 31, 2023, respectively, which are recognized in the period the related revenue is recorded. The Company extends credit to its customers based upon an evaluation of each customer’s financial condition and credit history. Evaluations of the financial condition, payment history and associated credit risk of customers are performed on an ongoing basis. Based on these evaluations, the Company has concluded that its credit risk is minimal. At June 30, 2024, four customers accounted for an aggregate of approximately 95% of the Company’s total accounts receivable, and at December 31, 2023, five customers accounted for approximately 98% of the Company’s total accounts receivable.

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired by the Company. Goodwill at June 30, 2024 and December 31, 2023 was $3.5 million. All of the Company’s goodwill is attributable to its ADMA BioManufacturing business segment.

Goodwill is not amortized but is assessed for impairment on an annual basis or more frequently if impairment indicators exist. The Company has the option to perform a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill and other intangible assets. If the Company concludes that this is the case, then it must perform a goodwill impairment test by comparing the fair value of the reporting unit to its carrying value. An impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The Company performs its annual goodwill impairment test as of October 1 of each year. The Company did not record any impairment charges related to goodwill for the three and six months ended June 30, 2024 and 2023.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets, which include property and equipment and finite-lived intangible assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s carrying value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the three and six months ended June 30, 2024 and 2023, the Company did not identify any impairment indicators for its long-lived assets, and as a result no impairment charges were recorded.

Revenue Recognition

Revenues for the three and six months ended June 30, 2024 and 2023 are comprised of (i) revenues from the sale of the Company’s immunoglobulin products, ASCENIV, BIVIGAM and Nabi-HB, (ii) product revenues from the sale of human plasma collected through the Company’s Plasma Collection Centers business segment, (iii) contract manufacturing and laboratory services revenue, (iv) revenues from the sale of intermediate by-products; and (v) license and other revenues primarily attributable to the out-licensing of ASCENIV to Biotest AG (“Biotest”) in 2012 to market and sell this product in Europe and selected countries in North Africa and the Middle East. Biotest has provided the Company with certain services and financial payments in accordance with the related Biotest license agreement and is obligated to pay the Company certain amounts in the future if certain milestones are achieved. Deferred revenue is amortized into income over the term of the Biotest license, representing a period of approximately 22 years.

Product revenue is recognized when the customer is deemed to have control over the product. Control is determined based on when the product is shipped or delivered, depending on the sales terms, and title passes to the customer. Revenue is recorded in an amount that reflects the consideration the Company expects to receive in exchange. Revenue from the sale of the Company’s immunoglobulin products is recognized when the product reaches the customer’s destination, and is recorded net of estimated rebates, wholesaler distribution and related fees, customer incentives, including prompt pay discounts, wholesaler chargebacks, group purchasing organization fees and reimbursements for patient assistance. These estimates are based on historical experience and certain other assumptions, and while the Company believes that such estimates are reasonable, they are subject to change based on future experience and other factors. During the three and six months ended June 30, 2024, the Company engaged a third-party specialist to assist in the evaluation of the Company’s accrual for U.S. Medicaid rebates related to the sale of the Company’s immunoglobulin products. As a result of this evaluation, the Company recognized a reduction in this accrual and a corresponding increase to net revenues of $12.6 million for the three months ended June 30, 2024, substantially all of which was related to the sale of ASCENIV and BIVIGAM. This change in estimate was applied on a prospective basis as of June 30, 2024 and increased income from operations and net income by approximately $12.6 million and $11.6 million, respectively, and increased basic and diluted earnings per share by $0.05. Because there was little to no historical data to rely upon at the time BIVIGAM and ASCENIV were launched, the Company had considered several qualitative factors when evaluating the initial rate to accrue for rebates, such as the absence of a statutory limitation on the rebate amounts drug manufacturers pay to state Medicaid programs and general uncertainty that pharmaceutical manufacturers have historically seen with government payors often submitting lagged claims many periods after the initial dispensing of a product to an end patient. The Company additionally considered that estimates may change over the lifetime of these products due to changes in utilization and payor mixes. There was additional new information that arose during the three months ended June 30, 2024 that suggested the need to reevaluate the underlying assumption of historical payer mix for BIVIGAM and ASCENIV, which resulted in the $12.6 million adjustment to the accrual for U.S. Medicaid rebates at June 30, 2024.

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

For the six months ended June 30, 2024, two customers represented an aggregate of approximately 71% of the Company’s consolidated revenues. For the six months ended June 30, 2023, two customers represented an aggregate of 68% of the Company’s consolidated revenues.

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

Earnings/Loss Per Common Share

Basic earnings/loss per common share is computed by dividing net earnings/loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings/loss per common share is calculated by dividing net earnings/loss attributable to common stockholders, as adjusted for the effect of dilutive securities, if any, by the weighted average number of shares of common stock and dilutive common stock outstanding during the period. Potentially dilutive common stock includes the shares of common stock issuable upon the exercise of outstanding stock options and warrants, as well as restricted stock units (“RSUs”), using the treasury stock method. Potentially dilutive common stock is excluded from the diluted earnings/loss per common share computation to the extent that it would be anti-dilutive. For the three and six months ended June 30, 2024, basic and diluted earnings per share is calculated as follows:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Net income available to common stockholders ($000’s) (numerator)	$32,062	$49,868
Weighted-average number of common shares (denominator)	232,417,645	230,646,246
Basic earnings per common shares	$0.14	$0.22

Weighted-average number of common shares	232,417,645	230,646,246
Potential shares of common stock arising from outstanding stock options, warrants and unvested RSUs	9,749,427	8,999,694
Total shares - diluted (denominator)	242,167,072	239,645,940
Diluted earnings per common share	$0.13	$0.21

For the three and six months ended June 30, 2024, there were no shares with an anti-dilutive effect that needed to be excluded from the earnings per share computation. For the three and six months ended June 30, 2023 no potentially dilutive securities are included in the computation of diluted loss per share in the accompanying condensed consolidated financial statements as the Company reported a net loss for these periods. For the six months ended June 30, 2023, the following securities were excluded from the calculation of diluted loss per common share because of their anti-dilutive effects:

Stock Options	9,641,312
Restricted Stock Units	4,818,649
Warrants	12,502,906
26,962,867

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

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. Based on its analysis, the Company has determined that it has not incurred any material liability for unrecognized tax benefits as of June 30, 2024 and December 31, 2023, and during the three and six months ended June 30, 2024 and 2023 the Company recognized no adjustments for uncertain tax positions.

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

3.	INVENTORIES

The following table provides the components of inventories:

	June 30, 2024	December 31, 2023
	(In thousands)
Raw materials	$56,985	$52,999
Work-in-process	55,069	49,621
Finished goods	67,756	70,286
Total inventories	$179,810	$172,906

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

4.	INTANGIBLE ASSETS

Intangible assets at June 30, 2024 and December 31, 2023 consist of the following:

	June 30, 2024			December 31, 2023
	(In thousands)
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Trademark and other intangible rights related to Nabi-HB	$4,100	$4,100	$-	$4,100	$3,856	$244
Internally developed software	525	46	479	210	9	201
Rights to intermediates	907	907	-	907	853	54
	$5,532	$5,053	$479	$5,217	$4,718	$499

During the six months ended June 30, 2024, the Company continued to develop its data intelligence and analytics programs at a cost of $0.3 million, and such costs are amortized over a period of three to five years upon the projects’ completion and placement into service. Amortization expense related to the Company’s intangible assets was $0.1 and $0.2 million for the three months ended June 30, 2024 and 2023, respectively, and $0.3 million and $0.4 million for the six months ended June 30, 2024 and 2023, respectively. Estimated future aggregate amortization expense is expected to be as follows (in thousands):

2024	$44
2025	132
2026	132
2027	122
2028	51

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5.	PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation are summarized as follows:

	June 30, 2024	December 31, 2023
	(In thousands)
Manufacturing and laboratory equipment	$21,248	$21,093
Office equipment and computer software	6,414	6,062
Furniture and fixtures	5,777	5,776
Construction in process	5,253	2,273
Leasehold improvements	21,031	20,811
Land	4,339	4,339
Buildings and building improvements	20,811	20,218
	84,873	80,572
Less: Accumulated depreciation	(30,547)	(26,737)
Total property and equipment, net	$54,326	$53,835

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

The Company recorded depreciation expense on property and equipment for the three months ended June 30, 2024 and 2023 of $1.9 million and for the six months ended June 30, 2024 and 2023 of $3.8 million.

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024	December 31, 2023
	(In thousands)
Accrued rebates	$4,338	$16,608
Accrued distribution fees	8,373	5,954
Accrued incentives	2,377	4,961
Accrued interest	3,775	546
Accrued testing	488	282
Accrued income taxes	2,834	-
Accrued payroll and other compensation	3,249	2,203
Other	2,292	2,365
Total accrued expenses and other current liabilities	$27,726	$32,919

7.	DEBT

A summary of outstanding senior notes payable is as follows:

	June 30, 2024	December 31, 2023
	(In thousands)
Term loan	$62,500	$62,500
Revolving credit facility	72,500	72,500
Less:
Debt discount	(3,926)	(4,406)
Senior notes payable	$131,074	$130,594

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

Borrowings under the term loan bear interest at the adjusted Term SOFR for a three-month tenor in effect on the day that is two business days prior to the first day of the applicable calendar quarter plus 6.50% (the “Initial SOFR Term Loan Applicable Margin”). Borrowings under the revolving facility bear interest at the adjusted Term SOFR for a three-month tenor in effect on the day that is two business days prior to the first day of the applicable calendar quarter plus 3.75% (the “SOFR Revolving Facility Applicable Margin”). As of June 30, 2024 and December 31, 2023, the interest rate on the term loan was approximately 11.84% and 11.88%, respectively, and the interest rate on the revolving facility was approximately 9.05% and 9.13%, respectively.

On the Ares Maturity Date, the Company is required to pay Ares the entire outstanding principal amount underlying the Ares Loans and any accrued and unpaid interest thereon. Prior to the Ares Maturity Date, there are no scheduled principal payments on the Ares Credit Facilities, and the Company is required to make quarterly interest payments to Ares of approximately $3.6 million. The Company may prepay the outstanding principal under the revolving facility, together with any accrued but unpaid interest on the prepaid principal amount, at any time and from time to time upon three business days’ prior written notice with no prepayment premium. However, in the event the Company prepays an amount under the Revolving Facility that is greater than 50% of the current $72.5 million outstanding balance, the Company will still be required to pay interest on 50% of this balance, or $36.3 million, through the term of the Ares Credit Facility. The Company may prepay the outstanding principal on the term loan, together with any accrued but unpaid interest on the prepaid principal amount, at any time and from time to time upon three business days’ prior written notice, subject to the payment to Ares of a prepayment premium equal to (i) the present value as of such date of all remaining required interest payments on the principal amount being repaid plus 1.5% of the prepaid principal amount, if prepaid on or prior to the first anniversary of the Ares Closing Date, (ii) 1.5% of the prepaid principal amount, if prepaid after the first anniversary of the Ares Closing Date and on or prior to the second anniversary of the Ares Closing Date, or (iii) 1.0% of the prepaid principal amount, if prepaid on or prior to the third anniversary of the Ares Closing Date.

In connection with the closing of the Ares Credit Facility, the Company incurred fees and expenses related to the transaction of $2.8 million, including a $1.7 million original discount payable to Ares, all of which was deducted from the Ares loan proceeds. In addition, the Company is also required to pay Ares an exit fee of $1.7 million upon the earlier of any prepayment date or the Ares Maturity Date, and this amount has been accrued as a separate liability in the Company’s consolidated balance sheets as of June 30, 2024 and December 31, 2023. As a result, the Company recognized an aggregate debt discount of $4.4 million as of the Ares Closing Date, and the weighted-average effective interest rate on the Ares Loans as of June 30, 2024 and December 31, 2023 was 11.35% and 11.39%, respectively. This debt discount was recorded as a reduction to the face amount of the debt and is being amortized as interest expense over the term of the debt using the interest method.

All of the Company’s obligations under the Ares Credit Agreement are secured by a first-priority lien and security interest in substantially all of the Company’s tangible and intangible assets, including intellectual property and all of the equity interests in the Company’s subsidiaries. The Ares Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar debt financings. The negative covenants include certain financial covenants, including maximum total leverage ratios and a $15.0 million minimum liquidity covenant, and also restrict or limit the Company’s ability and the ability of the Company’s subsidiaries to, among other things and subject to certain exceptions contained in the Ares Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to the Company’s or the Company’s subsidiaries’ business activities; make certain Investments or Restricted Payments (each as defined in the Ares Credit Agreement); engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that have the impact of restricting the Company’s ability to make loan repayments under the Ares Credit Agreement. As of June 30, 2024 the Company was in compliance with all of the covenants contained in the Ares Credit Agreement.

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

Preferred Stock

The Company is currently authorized to issue up to 10 million shares of preferred stock, $0.0001, par value per share. There were no shares of preferred stock outstanding at June 30, 2024 and December 31, 2023.

Common Stock

As of June 30, 2024 and December 31, 2023, the Company was authorized to issue 300,000,000 shares of its common stock, $0.0001 par value per share, and 233,026,736 and 226,063,032 shares of common stock were outstanding as of June 30, 2024 and December 31, 2023, respectively. After giving effect to the 31,407,217 shares reserved for outstanding warrants and awards issued or reserved for future issuance under the Company’s equity incentive plans, as of June 30, 2024 there were 35,566,047 shares of common stock available for issuance.

Warrants

On January 10, 2024, a former noteholder of the Company exercised a warrant to purchase 4 million shares of the Company’s common stock on a cashless basis and the Company issued 1,977,514 shares of common stock to this noteholder. On March 8, 2024 Hayfin and its affiliates exercised warrants to purchase an aggregate of 3,388,681 shares of the Company’s common stock on a cashless basis and the Company issued 2,482,205 shares of common stock to Hayfin and its affiliates. On March 14, 2024 an entity associated with another former noteholder of the Company exercised a warrant to purchase 169,651 shares of the Company’s common stock on a cashless basis and the Company issued 85,784 shares of common stock to this entity. On May 9, 2024 Hayfin and its affiliates exercised warrants to purchase an aggregate of 1,787,424 shares of the Company’s common stock on a cashless basis and the Company issued 937,507 shares of common stock to Hayfin and its affiliates.

On February 24, 2024 a warrant to purchase 34,800 shares of the Company’s common stock held by a former noteholder of the Company expired in accordance with its terms. At June 30, 2024 and December 31, 2023, the Company had outstanding warrants to purchase an aggregate of 3,122,350 and 12,502,906 shares, respectively, of common stock, with weighted-average exercise prices of $2.08 and $2.32 per share, respectively, with expiration dates ranging between October 2024 and May 2030. The following table summarizes information about warrants outstanding for the six months ended June 30, 2024:

	Shares	Weighted Average Exercise Price
Warrants outstanding at December 31, 2023	12,502,906	$2.32
Expired	(34,800)	$7.50
Granted	-	$-
Exercised	(9,345,756)	$2.38
Warrants outstanding at June 30, 2024	3,122,350	$2.08

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Equity Incentive Plans

The fair value of stock options granted under the Company’s equity incentive plans was determined on the date of grant using the Black-Scholes option valuation model. The Black-Scholes model was developed for use in estimating the fair value of publicly traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of certain subjective assumptions including the expected stock price volatility. The stock options granted to employees and directors have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. The following assumptions were used to determine the fair value of options granted during the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Expected term	5.5 - 6.3 years	5.5 - 6.3 years
Volatility	66%	68%
Dividend yield	0.0	0.0
Risk-free interest rate	4.29-4.34%	4.20-4.24%

 During the six months ended June 30, 2024 and 2023, the Company granted options to purchase an aggregate of 1,396,524 and 1,727,510 shares of common stock, respectively, to its directors and employees.  The weighted average remaining contractual life of stock options outstanding and expected to vest at June 30, 2024 is 7.3 years.  The weighted average remaining contractual life of stock options exercisable at June 30, 2024 is 6.0 years.  During the six months ended June 30, 2024, options to purchase an aggregate of 555,171 shares of common stock were exercised, which included certain exercise transactions for which an aggregate of 20,774 shares were withheld to cover the exercise price, and the Company received aggregate net exercise proceeds of $1.4 million.

A summary of the Company’s option activity under the Company’s equity incentive plans and related information is as follows:

	Shares	Weighted Average Exercise Price
Options outstanding, vested and expected to vest at December 31, 2023	5,906,184	$3.38
Forfeited	(15,702)	$1.94
Expired	(212,717)	$7.55
Granted	1,396,524	$5.65
Exercised	(555,171)	$2.76
Options outstanding, vested and expected to vest at June 30, 2024	6,519,118	$3.79

Options exercisable	3,585,489	$3.55

As of June 30, 2024, the Company had $7.3 million of unrecognized compensation expense related to options granted under the Company’s equity incentive plans, which is expected to be recognized over a weighted-average period of 2.9 years.

During the six months ended June 30, 2024 and 2023, the Company granted RSUs representing an aggregate of 2,781,288 and 2,976,260 shares, respectively, to certain employees of the Company and to members of its Board of Directors. These RSUs generally vest annually over a period of four years for employees and semi-annually over a period of one year for directors. During the six months ended June 30, 2024, an aggregate of 1,386,350 shares of common stock vested in connection with grants of RSUs. With respect to these vested RSUs, 440,053 shares valued at approximately $3.2 million were withheld by the Company to cover employees’ tax liabilities. These shares were no longer outstanding as of June 30, 2024. A summary of the Company’s unvested RSU activity and related information is as follows:

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2023	4,657,297	$2.81
Granted	2,781,288	$5.61
Vested	(1,386,350)	$2.52
Forfeited	(186,438)	$3.45
Balance at June 30, 2024	5,865,797	$4.19

As of June 30, 2024, the Company had $21.9 million of unrecognized compensation expense related to unvested RSUs granted under the Company’s equity incentive plans, which is expected to be recognized over a weighted-average period of 3.2 years.

Total stock-based compensation expense for all awards granted under the Company’s equity incentive plans for the three and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Research and development	$24	$9	$41	$15
Plasma center operating expenses	48	40	87	63
Selling, general and administrative	2,405	1,410	4,246	2,388
Cost of product revenue	386	178	630	281
Total stock-based compensation expense	$2,863	$1,637	$5,004	$2,747

9.	RELATED PARTY TRANSACTIONS

The Company leases office space and equipment from Areth, LLC (“Areth”) pursuant to an agreement for services effective as of January 1, 2016, as amended from time to time, and pays monthly rent on this facility in the amount of $10,000 through December 31, 2026. Rent expense for the six months ended June 30, 2024 and 2023 amounted to $60,000. Areth is a company controlled by Dr. Jerrold B. Grossman, the Vice Chairman of the Company’s Board of Directors, and Adam S. Grossman, the Company’s President and Chief Executive Officer. The Company also reimburses Areth for office and building-related (common area) expenses, equipment and certain other operational expenses, which were not material to the condensed consolidated financial statements for the six months ended June 30, 2024 and 2023.

During the six months ended June 30, 2024 and 2023, the Company purchased certain specialized medical equipment and services primarily related to the Company’s plasma collection centers, as well as personal protective equipment, from GenesisBPS and its affiliates (“Genesis”), aggregating to $0.1 million and $0.2 million, respectively. Genesis is owned by Dr. Grossman and Mr. Grossman.

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

Post-Marketing Commitments

In connection with the FDA’s approval of ASCENIV on April 1, 2019, the Company is required to perform a pediatric study to evaluate the safety and efficacy of ASCENIV in children and adolescents. For the six months ended June 30, 2024 and 2023, the Company incurred expenses related to this study in the amount of $0.7 million and $0.4 million, respectively. The Company expects to incur expenses of approximately $0.8 million to complete this study, which is required to be completed by June of 2026.

Employment Contracts

The Company previously entered into employment agreements with Mr. Grossman and with Brian Lenz, the Company’s former Executive Vice President, Chief Financial Officer and General Manager, ADMA BioCenters. Effective as of April 1, 2024, Mr. Lenz transitioned to a non-employee consulting role and entered into a consulting agreement with the Company. On April 1, 2024, the Company entered into an employment agreement with Kaitlin Kestenberg, who was promoted to Chief Operating Officer and Senior Vice President, Compliance. On July 24, 2024, the Company entered into an employment agreement with Brad Tade, who was appointed Chief Financial Officer and Treasurer of the Company.

Other Commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and executive officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of June 30, 2024. The Company does not anticipate recognizing any significant losses relating to these arrangements.

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

Three Months Ended June 30, 2024
	ADMA	Plasma Collection
(in thousands)	BioManufacturing	Centers	Corporate	Consolidated

Revenues	$106,183	$972	$36	$107,191

Cost of product revenue	48,471	1,267	-	49,738

Income (loss) from operations	46,712	(1,237)	(6,274)	39,201

Interest and other expense, net	(10)	(3)	(3,337)	(3,350)

Income (loss) before taxes	46,702	(1,240)	(9,611)	35,851

Depreciation and amortization expense	1,241	806	-	2,047
Total assets	258,095	33,607	84,697	376,399

Three Months Ended June 30, 2023
	ADMA	Plasma Collection
(in thousands)	BioManufacturing	Centers	Corporate	Consolidated

Revenues	$59,761	$326	$36	$60,123

Cost of product revenue	43,041	392	-	43,433

Income (loss) from operations	6,084	(1,400)	(5,157)	(473)

Interest and other (expense) income, net	(6)	1	(5,893)	(5,898)

Income (loss) before taxes	6,078	(1,399)	(11,050)	(6,371)

Total assets	248,163	37,459	57,405	343,027
Depreciation and amortization expense	1,283	815	-	2,098

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Six Months Ended June 30, 2024
	ADMA	Plasma Collection
(in thousands)	BioManufacturing	Centers	Corporate	Consolidated

Revenues	$186,297	$2,698	$71	$189,066

Cost of product revenue	89,462	3,043	-	92,505

Income (loss) from operations	75,409	(2,292)	(12,095)	61,022

Interest and other expense, net	(41)	(4)	(6,725)	(6,770)

Income (loss) before taxes	75,368	(2,296)	(18,820)	54,252

Capital expenditures	4,338	75	-	4,413
Depreciation and amortization expense	2,548	1,613	-	4,161

Six Months Ended June 30, 2023
	ADMA	Plasma Collection
(in thousands)	BioManufacturing	Centers	Corporate	Consolidated

Revenues	$109,339	$7,627	$71	$117,037

Cost of product revenue	76,975	6,859	-	83,834

Income (loss) from operations	11,561	(2,346)	(10,501)	(1,286)

Interest and other expense, net	(30)	-	(11,844)	(11,874)

Income (loss) before taxes	11,531	(2,346)	(22,345)	(13,160)

Capital expenditures	1,195	1,622	-	2,817
Depreciation and amortization expense	2,575	1,556	-	4,131

Net revenues according to geographic area, based on the location of where the product is shipped, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
United States	$102,726	$56,608	$180,717	$109,303
International	4,465	3,515	8,349	7,734
Total revenues	$107,191	$60,123	$189,066	$117,037

12.	LEASE OBLIGATIONS

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

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company determines if an arrangement is an operating lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. All other leases are recorded on the balance sheet with assets representing the right to use the underlying asset for the lease term and lease liabilities representing the obligation to make lease payments arising from the lease. Right-to-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of the lease payments is determined using the Company’s incremental borrowing rate. The Company’s lease expense is recognized on a straight-line basis over the lease term and is reflected in Plasma center operating expenses and Selling, general and administrative expenses. Aggregate lease expense for the Company’s leases for the three months ended June 30, 2024 and 2023 was approximately $0.6 million, and aggregate lease expense for the six months ended June 30, 2024 and 2023 was $1.2 million. Cash paid for the Company’s leases for the three months ended June 30, 2024 and 2023 was also approximately $0.6 million, and cash paid for the six months ended June 30, 2024 and 2023 was approximately $1.2 million and $1.1 million, respectively.

The Company has aggregate lease liabilities of $10.3 million and $10.8 million as of June 30, 2024 and December 31, 2023, respectively, which are comprised primarily of the leases for the Company’s plasma collection centers and a warehouse lease for raw material storage related to the Company’s immunoglobulin manufacturing operations.  The Company’s operating leases have a weighted average remaining term of 7.2 years. Scheduled payments under the Company’s lease obligations are as follows (in thousands):

Remainder of 2024	$1,204
Year ended December 31, 2025	2,421
2026	2,157
2027	2,041
2028	2,088
2029	2,109
Thereafter	4,041
Total payments	16,061
Less: imputed interest	(5,737)
Current portion	(1,142)
Balance at June 30, 2024	$9,182

13.	INCOME TAXES

The Company uses the estimated annual effective tax rate approach as prescribed by ASC 740-270, Interim Reporting, to calculate its interim tax provision. For the three and six months ended June 30, 2024, the Company recorded income tax expense of $3.8 million and $4.4 million, respectively, resulting in an effective tax rate of 8.1% for the six months ended June 30, 2024. The tax expense for the three and six months ended June 30, 2024 represents federal and state tax liabilities that are not fully sheltered by net operating loss carryforwards (“NOLs”) due to limitations from prior ownership changes and other limitations on NOLs incurred after 2017. The Company’s effective tax rate differs from the federal statutory tax rate of 21% due primarily to the reversal of the valuation allowance on certain federal and state NOLs estimated to be realized in the current year.

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

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Net Operating Losses

As of December 31, 2023, the Company had federal and state (post-apportioned basis) NOLs of $315.6 million and $216.4 million, respectively. Approximately $35.6 million and $95.1 million of the foregoing federal and state NOLs, respectively, will expire at various dates from 2028 through 2043, if not limited by triggering events prior to such time.

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

14.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information for the three months ended June 30, 2024 and 2023 is as follows:

	2024	2023
	(In thousands)
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$3,843	$9,274
Cash paid for income taxes	$1,550	$-
Noncash Financing and Investing Activities:
Equipment acquired reflected in accounts payable and accrued liabilities	$207	$511
Warrants issued in connection with notes payable	$-	$5,595

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We manufacture these products at our FDA-licensed, plasma fractionation and purification facility located in Boca Raton, Florida with a peak annual processing capability of up to 600,000 liters (the “Boca Facility”). Based on current production yields, our completed and ongoing supply chain enhancements and capacity expansion initiatives, we believe this facility has the potential to produce sufficient quantities of our immune globulin (“IG”) products representing annual revenues greater than $400 million in 2024 and $445 million in 2025. These revenue targets translate to potential fiscal year 2024 and 2025 net income exceeding $105 million and $155 million, respectively, and adjusted EBITDA exceeding $150 million and $200 million, respectively.

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

Index
We sell plasma-derived intermediate fractions to certain customers, which are generated as part of our FDA-approved manufacturing process for IG and IVIG products, through a plasma intermediates supply agreement we entered into in October 2019. These intermediate by-products are used as the starting raw material to produce other plasma-derived biologics. In addition, from time to time we provide contract manufacturing services for certain third-party clients. We also provide laboratory contracting services to certain customers and anticipate providing contract filling, labeling and packing services utilizing our FDA-approved in-house fill-finish capabilities.

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

ASCENIV is approved for the treatment of PIDD or PI, a class of inherited genetic disorders that causes a deficient or absent immune system in adults and adolescents (12 to 17 years of age). Our pivotal Phase III clinical trial in 59 PIDD patients met the primary endpoint of no Serious Bacterial Infections (“SBI”) reported during 12 months of treatment. Secondary efficacy endpoints further demonstrated the benefits of ASCENIV in the low incidence of infection, therapeutic antibiotic use, days missed from work, school and daycare and unscheduled medical visits and hospitalizations. We believe this clinical data together with the FDA approval for the treatment of PIDD better positions ADMA to potentially further evaluate ASCENIV in immune-compromised patients infected with or at-risk for RSV infection or potentially other respiratory viral pathogens at an appropriate time. In the future, we may elect to work with the FDA and the immunology and infectious disease community to design an appropriate clinical trial to evaluate the use of ASCENIV in this patient population. Following FDA approval in April 2019, commercial sales of ASCENIV commenced in October of 2019 and in 2023 ADMA commenced manufacturing ASCENIV at the 4,400 Liter production scale for the first time in the Company’s history. This expansion has improved the product’s margin profile and increases plant production capacity as fewer batches are needed to support our revenue goals. ASCENIV’s prescriber and patient base continued to expand during 2023, which drove record utilization and pull-through for this product. These elevated demand trends have sustained into 2024, and ADMA currently expects that this product’s rapid growth will continue throughout 2024 and beyond.

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

Critical Accounting Estimates

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

Some of the estimates and assumptions we have to make under U.S. GAAP require very difficult, subjective and/or complex judgments about matters that are inherently uncertain and, as a result, we have identified those as critical accounting estimates, which are considered critical to an understanding of our historical financial condition and results of operations and are reasonably likely to have a material impact on our future results of operations and financial condition. Critical accounting estimates include rebates and certain other deductions from gross revenues, valuation of inventory, impairment of long-lived assets, assumptions used in the fair value of awards granted under our equity incentive plans and warrants issued in connection with the issuance of notes payable, estimates related to the valuation allowance for our deferred tax assets and our effective tax rate for the current fiscal year. For a description of our significant accounting policies, see Note 2 to the Consolidated Financial Statements included in the 2023 10-K.

Index
Revenue Deductions for Rebates, Chargebacks and Sales Allowances

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

Prior to June 30, 2024, adjustments to these estimates to reflect actual results or updated expectations have not been material to our overall business. While we have some historical sales and rebate experience from our two primary immunoglobulin products, ASCENIV and BIVIGAM, since their FDA approvals in 2019, our historical experience is not extensive. If any of our ratios, factors, assessments, experiences or judgments are not indicative or accurate estimates of our future experience, our results could be materially affected. Estimates that are most at risk for material adjustment are those associated with U.S. Medicaid rebates because of the extensive time delay between the recording of the accrual and its ultimate settlement, an interval that can generally take up to several years or more. These estimates may change from time to time based on changes in utilization, payer and channel mixes. During the three and six months ended June 30, 2024, we engaged a third-party specialist to assist in the evaluation of our accrual for U.S. Medicaid rebates related to the sale of our immunoglobulin products. As a result of this evaluation, we recognized a reduction in this accrual and a corresponding increase to net revenues of $12.6 million in the three months ended June 30, 2024 (see Note 2 to the Consolidated Financial Statements). The primary driver in our estimated rebates accrual at June 30, 2024 relates to a change in the assumption around the payor mix for our products, specifically the proportion of our revenue that is attributable to providers and patients utilizing Managed Medicaid, Medicaid and Medicare Part D, relative to our total sales. The change in this key assumption to our standing estimation model was based on the collection of additional historical data from our direct experience with selling our primary immunoglobulin products. Additional changes in estimate assumptions surrounding U.S. Medicaid and other rebate obligations could materially impact our revenues and our results of operations in the future.

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

Stock-Based Compensation and Valuation of Warrants

All equity-based payments, including grants of stock options and restricted stock units (“RSUs”) are recognized at their estimated fair value at the date of grant, and compensation expense is recognized on a straight-line basis over the grantee’s requisite vesting period. For the purpose of valuing stock options granted to our employees, directors and executive officers, we use the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of publicly traded options, which have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the underlying Black-Scholes assumptions can materially affect the fair value estimate. To determine the risk-free interest rate, we utilize the U.S. Treasury yield curve in effect at the time of the grant with a term consistent with the term of our awards. The expected term of the options granted is in accordance with U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletins 107 and 110 and is based on the average between vesting terms and contractual terms. The expected dividend yield reflects our current and expected future policy for dividends on our common stock. The expected stock price volatility for our stock options was calculated by examining the historical volatility of our common stock since our common stock became publicly traded. We will continue to analyze the expected stock price volatility and expected term assumptions and will adjust our Black-Scholes option pricing assumptions as appropriate. Any changes in the foregoing Black-Scholes assumptions, or our election to utilize an alternative method for valuing stock options granted to employees, directors and executive officers, could potentially impact our stock-based compensation expense and our results of operations.

Index
We also use the Black-Scholes option valuation model for the purpose of estimating the fair value of warrants we issue from time to time in connection with the issuance of notes payable. Changes in our Black-Scholes assumptions, or our election to utilize an alternative method for valuing warrants issued to our lenders, could impact our interest expense and results of operations.

Impairment of Long-Lived Assets

We assess the recoverability of our long-lived assets, which include property and equipment and definite-lived intangible assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s carrying value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the three and six months ended June 30, 2024 and 2023, we did not identify any impairment indicators for our long-lived assets, and as a result no impairment charges were recorded. Examples of events or circumstances that may be indicative of impairment that would require the use of significant judgment by management include:

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

Goodwill is not amortized but is assessed for impairment on an annual basis or more frequently if impairment indicators exist. The testing of goodwill for impairment requires us to determine whether or not the fair value of the reporting unit associated with the goodwill is less than its carrying amount, including goodwill and other intangible assets. An impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value, with the impairment loss recognized not to exceed the total amount of goodwill allocated to that reporting unit. In order to determine the fair value of the reporting unit, we utilize the fair value of the Company as a whole, as determined by its market capitalization. Determination of the fair value and carrying value of each reporting unit, relative to the fair value of the Company, requires management to employ certain estimates, assumptions and judgment, which we believe are reasonable. However, any changes to these estimates and assumptions could impact our determination of whether or not our goodwill is impaired. We did not recognize any impairment charges related to goodwill for the three and six months ended June 30, 2024 and 2023.

Deferred Tax Assets and Effective Tax Rate

We currently maintain a full valuation allowance against all of our net deferred tax assets, and as a result we have historically not recorded an income tax benefit in the accompanying consolidated financial statements despite continued losses through December 31, 2023. This valuation allowance reflects our assessment of whether it is more likely than not that we will generate sufficient taxable income in the future to be able to utilize our deferred tax assets. In determining whether a valuation allowance is warranted, we evaluate factors such as prior earnings history, expected future earnings, carryback and carryforward periods and tax strategies. We consider all positive and negative evidence to estimate if sufficient future taxable income will be generated to realize our deferred tax assets.  We consider cumulative losses in recent years to be a significant type of negative evidence. Based on our history of losses through December 31, 2023, at this time we have not included future projected taxable income as a source of income to recognize our deferred tax assets, despite our achievement of positive net income for the three and six months ended June 30, 2024.

Index
After consideration of all available positive and negative evidence regarding our estimates of future taxable income, we have elected to maintain a full valuation allowance for our deferred tax assets as of June 30, 2024. We will continue to monitor this evidence through the balance of 2024 to determine if a reduction to the valuation allowance is required, which could potentially result in our recognition of an income tax benefit later in fiscal 2024.

Our income tax expense for the six months ended June 30, 2024 is based on our estimated effective tax rate for the full year 2024, which is a function of our projected net income under U.S. GAAP, our estimates and assumptions regarding certain permanent and temporary differences between U.S. GAAP income and taxable income, and the limitations to our net operating loss carryforwards and their limitations under Section 382 of the Internal Revenue Code of 1986, as amended (see “Risk Factors” appearing elsewhere in this report and Note 13 to the Consolidated Financial Statements).

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

The following table presents a summary of the changes in our results of operations for the three months ended June 30, 2024, our second fiscal quarter, compared to the three months ended June 30, 2023:

	Three Months Ended June 30,
(in thousands)	2024	2023	Increase (Decrease)
Revenues	$107,191	$60,123	$47,068
Cost of product revenue	49,738	43,433	6,305
Gross profit	57,453	16,690	40,763
Research and development expenses	560	1,403	(843)
Plasma center operating expenses	942	1,333	(391)
Amortization of intangibles	142	179	(37)
Selling, general and administrative expenses	16,608	14,248	2,360
Income (loss) from operations	39,201	(473)	39,674
Interest expense	(3,783)	(6,299)	2,516
Other income, net	433	401	32
Income (loss) from before taxes	35,851	(6,371)	42,222
Provision for income taxes	3,789	-	3,789

Net income (loss)	$32,062	$(6,371)	$38,433

Adjusted EBITDA *	$44,545	$6,433	$38,112

* - See Non-GAAP Financial Measures appearing at the end of this discussion

Revenues

We recorded total revenues of $107.2 million for the three months ended June 30, 2024, as compared to $60.1 million for the three months ended June 30, 2023, an increase of $47.1 million, or approximately 78%. Excluding the $12.6 million adjustment we recorded in the second quarter of 2024 to decrease our accrual for U.S. Medicaid rebates (which had the effect of increasing net revenues by $12.6 million), revenue would have increased by approximately $34.4 million, or 57%. This increase is primarily related to increased sales of our ASCENIV IG product, as we continue to experience increased physician, payer and patient acceptance and utilization of ASCENIV.

We also experienced a $0.6 million increase in third-party plasma sales by our Plasma Collection Centers business segment, as we fulfilled our entire commitment to supply normal source plasma (“NSP”) to our primary third-party customer for fiscal 2023 in the first quarter of 2023, while that same commitment for fiscal 2024 is being met over the course of the full year.

Index
Cost of Product Revenue and Gross Profit

Cost of product revenue was $49.7 million for the three months ended June 30, 2024, as compared to $43.4 million for the three months ended June 30, 2023. This increase is primarily attributable to volume-driven increases in product revenue costs related to the increased sales of our IG products and NSP of $7.1 million and $0.5 million, respectively, partially offset by decreases in other manufacturing costs totaling $1.4 million, mainly due to the inventory losses in the second quarter of 2023 related to the IT systems disruption we experienced in June of 2023.

For the three months ended June 30, 2024, we had gross profit of $57.5 million, as compared to $16.7 million for the same period of a year ago, which represents a gross margin in the second quarter of 2024 of 53.6%, as compared to 27.8% in the second quarter of 2023. Excluding the $12.6 million adjustment we recorded in the second quarter of 2024 to reduce our accrual for estimated U.S. Medicaid rebates, our gross profit for the second quarter of 2024 was $44.8 million, representing a gross margin of 47.4%. This improvement in gross margin is mainly driven by a significantly more favorable mix of higher margin IG sales in 2024 as compared to 2023, along with the absence of the $2.1 million of inventory losses experienced in 2023 due to the IT systems disruption.

Research and Development Expenses

Research and development (“R&D”) expenses totaled $0.6 million for the second quarter of 2024, as compared to $1.4 million for the second quarter of 2023. The decrease is primarily due to the absence of expenditures in 2024 related to the BIVIGAM post-marketing commitments, which were completed in June of 2023.

Plasma Center Operating Expenses

Plasma Center Operating Expenses decreased from $1.3 million for the three months ended June 30, 2023 to $0.9 million for the three months ended June 30, 2024. The decrease is due to a 31% increase in the amount of plasma collected in the second quarter of 2024 as compared to the second quarter of 2023, which resulted in a $3.7 million increase in the amount of plasma center costs we capitalized into inventory in 2024. This amount was partially offset by increases in donor fees of $2.2 million, softgoods and supplies of $0.4 million and donor testing expenses of $0.6 million.

Amortization of Intangibles

Amortization expense mainly pertains to the amortization of intangible assets acquired in a 2017 acquisition transaction and was $0.1 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $16.6 million for the three months ended June 30, 2024, an increase of $2.4 million from the three months ended June 30, 2023. The increase reflects increases in employee-related costs, including salaries, benefits, stock-based compensation, relocation and recruiting, in the amount of $1.3 million, severance expense of $0.3 million and temporary labor, software maintenance expense, insurance expense and professional service fees in the amount of $0.2 million each. SG&A expenses as a percentage of net revenues fell from 23.7% in the second quarter of 2023 to 15.5% in the second quarter of 2024, or 17.6% excluding the revenue adjustment described above.

Income/Loss from Operations

Our operating income was $39.2 million for the second quarter of 2024, as compared to an operating loss of $0.5 million for the second quarter of 2023. The $39.7 million improvement in operating income was due to the improved gross profit of $40.8 million, partially offset by an increase in total operating expenses of $1.1 million in 2024. The higher gross profit reflects the foregoing change in estimate which increased our revenues in the second quarter of 2024 by $12.6 million.

Index
Interest Expense

Interest expense for the three months ended June 30, 2024 was $3.8 million, as compared to $6.3 million for the three months ended June 30, 2023. The decrease is due to the refinancing of our senior debt in December of 2023 (see “Liquidity and Capital Resources”). This transaction reduced our stated rate of interest from approximately 13.9% in the second quarter of 2023 to approximately 10.3% in the second quarter of 2024, and also resulted in a reduction to our outstanding debt principal in the second quarter of 2024 compared with the second quarter of 2023 of approximately $21.7 million. In addition, we had lower amortization of debt discount in 2024 of approximately $0.5 million.

Other Income, Net

Other income, net, which primarily consists of interest income on our cash balances, was $0.4 million for the three months ended June 30, 2024 and 2023.

Provision for Income Taxes

As a result of our generating pre-tax U.S. GAAP income of $35.9 million for the three months ended June 30, 2024, we recorded income tax expense of $3.8 million for the three months ending June 30, 2024, with no comparable amount for the three months ending June 30, 2023. The provision for income taxes for the second quarter of 2024 represents an effective tax rate of 8.1% for the first six months of 2024 and reflects federal and state income tax liabilities that are not fully sheltered by net operating losses due to limitations from prior ownership changes and other limitations on net operating loss carryforwards under the Internal Revenue Code of 1986, as amended (see “Risk Factors” appearing elsewhere in this report and Note 13 to the Consolidated Financial Statements). Our effective tax rate for the three months ended June 30, 2024 differs from the federal statutory tax rate of 21%, mainly due to the reversal of the valuation allowance on certain federal and state net operating loss carryforwards expected to be realized in the current year.

Net Income/Loss

Our net income was $32.1 million for the second quarter of 2024, as compared to a net loss of $6.4 million for the second quarter of 2023. This $38.9 million improvement in our results of operations was primarily due to the increase in operating income of $39.7 million discussed above and the reduction in interest expense for the period, partially offset by the provision for income taxes in 2024. The foregoing change in estimate in our accrual for Medicaid rebates favorably impacted our net income for the second quarter of 2024 by approximately $11.6 million.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

The following table presents a summary of the changes in our results of operations for the six months ended June 30, 2024 compared to the six months ended June 30, 2023:

Index
	Six Months Ended June 30,
(in thousands)	2024	2023	Increase (Decrease)
Revenues	$189,066	$117,037	$72,029
Cost of product revenue	92,505	83,834	8,671
Gross profit	96,561	33,203	63,358
Research and development expenses	1,010	2,258	(1,248)
Plasma center operating expenses	1,947	3,114	(1,167)
Amortization of intangibles	335	358	(23)
Selling, general and administrative expenses	32,247	28,759	3,488
Income (loss) from operations	61,022	(1,286)	62,308
Interest expense	(7,552)	(12,415)	4,863
Other income, net	782	541	241
Income (loss) from before taxes	54,252	(13,160)	67,412
Provision for income taxes	4,384	-	4,384

Net income (loss)	$49,868	$(13,160)	$63,028

Adjusted EBITDA *	$70,969	$8,903	$62,066

* - See Non-GAAP Financial Measures appearing at the end of this discussion

Revenues

We recorded total revenues of $189.1 million for the six months ended June 30, 2024, as compared to $117.0 million for the six months ended June 30, 2023, an increase of approximately $72.0 million, or 62%. Excluding the $12.6 million adjustment we recorded in the second quarter of 2024 to decrease our accrual for U.S. Medicaid rebates (which had the effect of increasing net revenues by $12.6 million), revenue would have increased by approximately $59.4 million, or 51%. This increase is primarily related to increased sales of ASCENIV and our other IG products, as we continue to experience increased physician, payer and patient acceptance and utilization of ASCENIV and expand our customer base for BIVIGAM.

The foregoing increase in IG revenues for the first six months of 2024 was partially offset by a $4.9 million decrease in third-party plasma sales by our Plasma Collection Centers business segment. During the first quarter of 2023, we fulfilled our entire commitment to supply NSP to our primary third-party customer for fiscal 2023, while that same commitment for fiscal 2024 is being met over the course of the full year.

Cost of Product Revenue and Gross Profit

Cost of product revenue was $92.5 million for the first six months of 2024, as compared to $83.8 million for the first six months of 2023. This increase is primarily attributable to volume-driven increases in product revenue costs related to the increased sales of our IG products of $15.1 million, partially offset by $4.5 million of lower product revenue costs related to plasma sales and a reduction in other manufacturing costs of $1.8 million.

For the six months ended June 30, 2024, we had gross profit of $96.6 million, as compared to $33.2 million for the same period of a year ago, which represents a gross margin in the first six months of 2024 of 51.1%, as compared to 28.4% in the first six months of 2023. Excluding the $12.6 million adjustment we recorded in the second quarter of 2024 to reduce our accrual for estimated U.S. Medicaid rebates, our gross profit for the first six months of 2024 was $83.9 million, representing a gross margin of 47.6%. This improvement in gross margin is mainly driven by a significantly more favorable mix of higher margin IG sales in 2024 as compared to 2023, along with the reduction in other manufacturing costs.

Index
Research and Development Expenses

R&D expenses totaled $1.0 million for the first six months of 2024, as compared to $2.3 million for the first six months of 2023. The decrease is primarily due to the absence of expenditures in 2024 related to the BIVIGAM post-marketing commitments, which were completed in June of 2023.

Plasma Center Operating Expenses

Plasma Center Operating Expenses decreased from $3.1 million for the six months ended June 30, 2023 to $1.9 million for the six months ended June 30, 2024. The decrease is due to a 34% increase in the amount of plasma collected in the first six months of 2024 as compared to the first six months of 2023, which resulted in a $7.4 million increase in the amount of plasma center costs we capitalized into inventory in 2024. This amount was partially offset by increases in donor fees of $3.5 million, softgoods and supplies of $1.1 million, donor testing expenses of $1.3 million and software maintenance expense of $0.3 million.

Amortization of Intangibles

Amortization expense mainly pertains to the amortization of intangible assets acquired in a 2017 acquisition transaction and was $0.3 million and $0.4 million for the six months ended June 30, 2024 and 2023, respectively.

Selling, General and Administrative Expenses

SG&A expenses were $32.2 million for the six months ended June 30, 2024, an increase of $3.5 million from the six months ended June 30, 2023. The increase reflects increases in employee-related costs, including salaries, benefits, stock-based compensation, relocation and recruiting, in the amount of $2.5 million, $1.9 million of which is stock-based compensation, repairs and maintenance expense of $0.5 million, software maintenance expense of $0.3 million and insurance expense of $0.2 million. SG&A expenses as a percentage of net revenues decreased from 24.6% in the first six months of 2023 to 17.1% in the first six months of 2024, or 18.3% excluding the revenue adjustment described above.

Income/Loss from Operations

Our operating income was $61.0 million for the first six months of 2024, as compared to an operating loss of $1.3 million for the first six months of 2023. The $62.3 million increase in operating income was mainly due to the improved gross profit, partially offset by $1.0 million of lower total operating expenses. The higher gross profit reflects the foregoing change in estimate which increased our revenues for the six months ended June 30, 2024 by $12.6 million.

Interest Expense

Interest expense for the six months ended June 30, 2024 was $7.6 million, as compared to $12.4 million for the six months ended June 30, 2023. The decrease is due to the refinancing of our senior debt in December of 2023 (see “Liquidity and Capital Resources”). This transaction reduced our stated interest rate by approximately 365 basis points in 2024 compared to 2023, and also resulted in a reduction to our outstanding debt principal balance. In addition, we had lower amortization of debt discount in 2024 of approximately $0.7 million.

Other Income, Net

Other income, net, for the six months ended June 30, 2024 was $0.8 million, as compared to $0.5 million for the six months ended June 30, 2023. The increase is mainly due to an increase in interest income of $0.3 million in 2024.

Provision for Income Taxes

We recorded income tax expense of $4.4 million for the six months ended June 30, 2024, with no comparable amount for the six months ending June 30, 2023. The provision for income taxes for the first six months of 2024 represents an effective tax rate of 8.1% and reflects federal and state income tax liabilities that are not fully sheltered by net operating losses due to limitations from prior ownership changes and other limitations on net operating loss carryforwards under the Internal Revenue Code of 1986, as amended (see “Risk Factors” appearing elsewhere in this report and Note 13 to the Consolidated Financial Statements). After consideration of all available positive and negative evidence regarding our estimates of future taxable income, we have elected to maintain a full valuation allowance for our deferred tax assets as of June 30, 2024. We will continue to monitor this evidence through the balance of 2024 to determine if a reduction to the valuation allowance is required, which could potentially result in our recognition of an income tax benefit later in fiscal 2024.

Index
Net Income/Loss

Our net income was $49.9 million for the first six months of 2024, as compared to a net loss of $13.2 million for the first six months of 2023. This $63.0 million improvement in our results of operations was primarily due to the increase in operating income of $62.3 million and lower interest expense of $4.9 million discussed above, partially offset by the provision for income taxes for the period. The foregoing change in estimate in our accrual for Medicaid rebates favorably impacted our net income for the first six months of 2024 by approximately $11.6 million.

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

Because EBITDA and Adjusted EBITDA are measures not deemed to be in accordance with U.S. GAAP and are susceptible to varying calculations, our EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in our industry, because other companies may calculate EBITDA and Adjusted EBITDA in a different manner than we calculate these measurements. Although we use Adjusted EBITDA as one of several financial measures to assess our operating performance, its use is limited as it excludes certain significant operating expenses. EBITDA and Adjusted EBITDA are not intended to represent cash flows for the periods presented, nor have they been presented as an alternative to operating income/loss, net income/loss or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP. The following table presents the reconciliation of net income/loss to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023:

	Three Months ended June 30,		Six Months ended June 30,
	2024	2023	2024	2023
	(In thousands, except share and per share data)
Net income (loss)	$32,062	$(6,371)	$49,868	$(13,160)
Depreciation	1,906	1,919	3,826	3,773
Amortization	142	179	335	358
Income taxes	3,789	-	4,384	-
Interest expense	3,783	6,299	7,552	12,415
EBITDA	41,682	2,026	65,965	3,386
Stock-based compensation	2,863	1,637	5,004	2,747
IT systems disruption		2,770	-	2,770
Adjusted EBITDA	$44,545	$6,433	$70,969	$8,903

Adjusted EBITDA increased for the three and six months ended June 30, 2024 by $38.1 million and $62.1 million, respectively, as compared to the same periods of a year ago. The improvement is driven primarily by the increased sales and gross profit in 2024, as well as continued operational oversight and cost containment efforts at both of our business segments.

Index
LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2024, we had working capital of $259.5 million, primarily consisting of $179.8 million of inventory, cash and cash equivalents of $88.2 million and $30.1 million of accounts receivable, partially offset by current liabilities of $44.2 million, as compared to working capital at December 31, 2023 of $207.2 million, primarily consisting of $172.9 million of inventory, cash and cash equivalents of $51.4 million and accounts receivable of $27.4 million, partially offset by current liabilities of $49.8 million. We had positive cash flows from operations for the six months ended June 30, 2024 and the year ended December 31, 2023 of $43.4 million and $8.8 million, respectively. Prior to fiscal 2023, we funded our operations primarily from the sale of our equity and debt securities. Our material cash requirements are primarily comprised of:

•
The collection and procurement of raw material source plasma, which includes plasma donor fees and plasma center supplies, and other raw materials necessary to maintain and scale up our manufacturing operations;

•	Employee compensation and benefits;
•	Capital expenditures for equipment upgrades and capacity expansion at the Boca Facility and to maintain our plasma collection facilities;
•	Interest on our debt;
•	Marketing programs, medical education and continued commercialization efforts;
•	Boca Facility maintenance, repairs and supplies;
•	Conducting required post-marketing clinical trials for ASCENIV; and
•	Continuous improvements and updates to our IT infrastructure, laboratory equipment and assays, and facilities and engineering equipment.

In addition, our end-to-end production cycle time from procurement of raw materials to commercial release of finished product can take between seven and 12 months or potentially longer, requiring substantial inventories of raw material plasma and other manufacturing and laboratory testing materials and single use disposables.

We currently anticipate, based upon our projected revenue and expenditures, that our current cash, cash equivalents and accounts receivable, along with our projected future operating cash flow, will be sufficient to fund our operations, as currently conducted, through the end of the third quarter of fiscal 2025 and beyond. Based on current operations and assuming continued market acceptance and utilization of our finished drug products, we do not anticipate the need to raise additional capital at this time. However, should the market for our products or political, economic or inflationary conditions change, we may need to seek additional capital which may not be available due to a variety of potential factors beyond our control (see “Risk Factors” appearing elsewhere in this report).

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

Index
Borrowings under the term loan bear interest at the adjusted Term SOFR for a three‑month tenor in effect on the day that is two business days prior to the first day of the applicable calendar quarter plus 6.50% (the “Initial SOFR Term Loan Applicable Margin”). Borrowings under the revolving facility initially bear interest at the adjusted Term SOFR for a three‑month tenor in effect on the day that is two business days prior to the first day of the applicable calendar quarter plus 3.75% (the “SOFR Revolving Facility Applicable Margin”). As of June 30, 2024 and December 31, 2023, the interest rate on the term loan was approximately 11.84% and 11.88%, respectively, and the interest rate on the revolving facility was approximately 9.05% and 9.13%, respectively.

On the Ares Maturity Date, we are required to pay Ares the entire outstanding principal amount underlying the Ares Loans and any accrued and unpaid interest thereon. Prior to the Ares Maturity Date, there are no scheduled principal payments on the Ares Credit Facility, and we are required to make quarterly interest payments during the term of the Ares Credit Facility of approximately $3.6 million. We may prepay the outstanding principal under the revolving facility, together with any accrued but unpaid interest on the prepaid principal amount, at any time and from time to time upon three business days’ prior written notice with no prepayment premium. However, in the event that we prepay an amount under the revolving facility that is greater than 50% of the current $72.5 million outstanding balance, we will still be required to pay interest on 50% of this balance, or $36.3 million, through the term of the Ares Credit Facility. We may prepay the outstanding principal on the term loan, together with any accrued but unpaid interest on the prepaid principal amount, at any time and from time to time upon three business days’ prior written notice, subject to the payment to Ares of a prepayment premium equal to (i) the present value as of such date of all remaining required interest payments on the principal amount being repaid plus 1.5% of the prepaid principal amount, if prepaid on or prior to the first anniversary of the Ares Closing Date, (ii) 1.5% of the prepaid principal amount, if prepaid after the first anniversary of the Ares Closing Date and on or prior to the second anniversary of the Ares Closing Date, or (iii) 1.0% of the prepaid principal amount, if prepaid on or prior to the third anniversary of the Ares Closing Date.

In connection with the closing of the Ares Credit Facility, we incurred fees and expenses related to the transaction of approximately $2.7 million, including a $1.7 million original issue discount payable to Ares, all of which was deducted from the Ares loan proceeds. In addition, we are also required to pay Ares an exit fee of $1.7 million upon the earlier of any prepayment date or the Ares Maturity Date, and this amount has been accrued as a separate liability in our consolidated balance sheet as of June 30, 2024 and December 31, 2023. As a result, we recognized an aggregate debt discount of $4.4 million as of the Ares Closing Date, and the weighted-average effective interest rate on the Ares Loans as of June 30, 2024 and December 31, 2023 was 11.35% and 11.39%, respectively.

All of our obligations under the Ares Credit Agreement are secured by a first-priority lien and security interest in substantially all of our tangible and intangible assets, including intellectual property and all of the equity interests in our subsidiaries. The Ares Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The negative covenants include certain financial covenants, including maximum total leverage ratios and a $15.0 million liquidity covenant, and also restrict or limit our ability and the ability of our subsidiaries to, among other things and subject to certain exceptions contained in the Ares Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to our or our subsidiaries’ business activities; make certain Investments or Restricted Payments (each as defined in the Ares Credit Agreement); engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that have the impact of restricting our ability to make loan repayments under the Ares Credit Agreement. As of June 30, 2024, we were in compliance with all of the covenants contained in the Ares Credit Agreement.

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

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

Index
	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash provided by (used in) operating activities	$43,428	$(20,782)
Net cash used in investing activities	(4,727)	(2,817)
Net cash used in financing activities	(1,809)	(410)
Net change in cash and cash equivalents	36,892	(24,009)

Cash and cash equivalents - beginning of period	51,352	86,522
Cash and cash equivalents - end of period	$88,244	$62,513

Net Cash Provided by (Used in) Operating Activities

Cash provided by operations for the six months ended June 30, 2024 was $43.4 million, as compared to cash used in operations of $20.8 million, for the same period of a year ago, mainly due to the increase revenues, gross margin and net income in 2024. The following table illustrates the primary components of and changes to our cash flows from operations:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net income (loss)	$49,868	$(13,160)
Non-cash expenses, gains and losses	9,598	9,966
Changes in accounts receivable	(2,692)	(21,227)
Changes in inventories	(6,904)	1,500
Changes in accounts payable and accrued expenses	(6,603)	3,592
Other	161	(1,453)
Cash provided by (used in) operations	$43,428	$(20,782)

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024 and 2023 was $4.7 million and $2.8 million, respectively, and is mainly comprised of capital expenditures at the Boca Facility. While we currently have no firm commitments for capital expenditures, we expect our total capital expenditures will be between $5.0 million and $10.0 million for the remainder of fiscal 2024, mainly for additional upgrades to the Boca Facility manufacturing operations and related operational systems.

Net Cash Used in Financing Activities

Net cash used in financing activities was $1.8 million and $0.4 million for the six months ended June 30, 2024 and 2023, respectively. The increase is due to additional taxes paid in connection with shares that were withheld from RSUs that vested during the period, partially offset by an increase in proceeds from the exercise of stock options.

Effect of Inflation

Inflation impacted a number of facets of our business during the six months ended June 30, 2024 and for the years ended December 31, 2023 and 2022 at each of our business segments. We experienced price increases for, among other items, certain raw materials, consumable supplies, services for repairs and maintenance of our facilities, utilities, shipping and freight charges, fuel surcharges and labor costs, among other expenses. Based upon the macroeconomic environment, publicly available information and reports from the U.S. government, we expect this trend to continue in 2024 and potentially longer, which could potentially have a significant impact on our future results of operations. In addition, some of our third-party inventory purchase agreements provide for annual price increases that are tied to various consumer price indices, which have resulted in higher than historical percentage price increases and has resulted in and could continue to result in higher source plasma and other raw material and supplies costs in 2024 and beyond. Also, in a higher inflationary environment, we may not be able to raise the prices of our products to keep up with the rate of inflation. We are unable to predict when these external drivers of inflation will subside.

Index
Off-Balance Sheet Arrangements

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk as the result of changes in interest rates. Our senior credit facility with Ares requires quarterly payments of interest based on the adjusted Term SOFR plus the Applicable Margin. We currently do not utilize any derivative financial instruments, such as interest rate swaps or caps, to mitigate this risk. As of June 30, 2024, we had $135.0 million outstanding under our senior credit facility that is subject to variable interest rates. As a result, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in interest rates would have an approximate $1.4 million annualized negative impact on our earnings and cash flows.

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

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of June 30, 2024. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of June 30, 2024 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
Although we achieved net income on a non-GAAP basis and generated positive cash flows for the year ended December 31, 2023 and generated positive net income and cash flows for the six months ended June 30, 2024, we may not be able to maintain profitability and generate positive cash flows in the future.

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

•
We depend on third-party researchers, developers and vendors to develop, manufacture, supply materials for or test our products and product candidates, some of which are single-sourced, and such parties are outside of our control.

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

•
Our accruals for U.S. Medicaid rebates and other liabilities related to the sale of our immunoglobulin products are estimates based on historical experience and other assumptions.  Any change in our accrual estimates could have a material effect on our business, financial position and operating results.

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

•	Cyberattacks and other security breaches could compromise our proprietary and confidential information or otherwise penetrate our network, which could harm our business and reputation.

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

We currently anticipate, based upon our projected revenue and expenditures, that our current cash, cash equivalents and accounts receivable, along with our projected future operating cash flow, will be sufficient to fund our operations, as currently conducted, through the end of the third quarter of fiscal 2025 and beyond. However, our current outlook on cash flows and profitability may change based upon our effectiveness in executing on our commercialization efforts and operational initiatives and whether or not the assumptions underlying our projected revenues and expenses are correct. Although we achieved net income and positive cash flows for the six months ended June 30, 2024 and positive cash flow from operations for the first time in our history for the year ended December 31, 2023, at present we cannot be certain that we will be able to generate positive cash flows from operations throughout 2024 and if we cannot raise additional capital or obtain alternative financing if needed, we may have to delay, curtail or eliminate our commercialization efforts and product development activities. Even if we are able to raise additional capital, such equity or debt financings may only be available on unattractive terms, resulting in significant dilution of stockholders’ interests and, in such event, the value and potential future market price of our common stock may decline. In addition, if we raise additional funds through license arrangements or through the disposition of any of our assets, it may be necessary to relinquish potentially valuable rights to our product candidates or assets or grant licenses on terms that are not favorable to us.

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

We have a history of losses through December 31, 2023, and we may not be able to maintain profitability. Although we achieved net income of $49.9 million for the six months ended June 30, 2024, for the years ended December 31, 2023, 2022 and 2021, we incurred net losses of $28.2 million, $65.9 million and $71.6 million, respectively. From our inception in 2004 through June 30, 2024, we have incurred an accumulated deficit of $456.4 million. We may not be able to maintain profitability throughout 2024, and if we are unable to continue to consistently achieve positive cash flows we may need to continue to finance our operations through additional equity or debt financings or corporate collaboration and licensing agreements. We also expect to continue to incur significant operating and capital expenditures and anticipate that as our business continues to grow our operating expenses will increase accordingly as we:

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

We depend on third-party researchers, developers and vendors to develop, manufacture, supply materials for or test our products and product candidates, as well as for other pre -and-post approval services, and such parties’ performance is, to some extent, outside of our control.

We depend on independent investigators and collaborators, such as universities and medical institutions, contract laboratories, CROs, contract manufacturers, contract fill/finishers, third-party plasma centers and consultants to conduct our preclinical activities, clinical trials, CMC testing and other activities under agreements with us. We also depend on third-party suppliers for materials used in our operations. These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs. These third parties may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. Additionally, certain of our third-party suppliers may be single-sourced, and it may be time-consuming, expensive or otherwise not feasible to locate an alternative supplier. If outside collaborators fail to devote sufficient time and resources to our products and/or development programs, or if their performance is substandard or does not comply with the applicable regulatory standards, our trials may be repeated, extended, delayed, or terminated, the approval of our FDA application(s), if any, and our introduction of new products, if any, will be delayed, and we may not be able to maintain existing approvals or meet our regulatory requirements. We or they may also be subject to regulatory enforcement actions, may need to take corrective actions, including initiating recalls, and we may not be able to meet commercial demand. These collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators assist our competitors at our expense, our competitive position would be harmed. Additionally, any change in the regulatory compliance status of any of our vendors may impede our ability to receive and maintain approval for our product candidates.

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

For the six months ended June 30, 2024, two customers, BioCARE, Inc. (“BioCare”) and Priority Healthcare Distribution, Inc. d/b/a CuraScript SD Specialty Distribution (“Curascript”), represented an aggregate of approximately 71% of our consolidated revenues. For the year ended December 31, 2023, BioCare and Curascript represented an aggregate of 72% of our consolidated revenues.

As of June 30, 2024, four customers, BioCare, Curascript, Reliance Life Sciences Pvt. Limited (“Reliance”) and Healix Infusion Therapy, LLC (“Healix”), represented an aggregate of approximately 95% of our consolidated accounts receivable. As of December 31, 2023, five customers, BioCare, Healix, Curascript, Cencora, Inc. (f/k/a AmerisourceBergen Corporation) and Reliance, represented an aggregate of approximately 98% of our consolidated accounts receivable.

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

Our accruals for U.S. Medicaid rebates and other liabilities related to the sale of our immunoglobulin products are estimates based on historical experience and other assumptions.  These estimates are subject to change based on actual results and other factors. Any such change could have a material effect on our business, financial position, and operating results.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include, among other things, accruals for U.S. Medicaid rebates related to the sale of our immunoglobulin products. We accrue these rebates at the time of sale based on our estimates of the sales mix of our products and the portion of the products we sell that will be prescribed to Medicaid beneficiaries. These estimates are based on historical experience and certain other assumptions, and while the Company believes that such estimates are reasonable, they are subject to change based on future experience, Medicaid utilization trends and other factors.  If any of our ratios, factors, assessments, experiences or judgments are not indicative or accurate estimates of our future experience, our results could be materially affected. Estimates that are most at risk for material adjustment include those associated with U.S. Medicaid rebates because of the extensive time delay between the recording of the accrual and its ultimate settlement, an interval that can generally take up to several years or more. These estimates may change from time to time based on changes in utilization, payer and channel mixes.

For example, during the three and six months ended June 30, 2024, we engaged a third-party specialist to assist in the evaluation of our accrual for U.S. Medicaid rebates related to the sale of our immunoglobulin products. As a result of this evaluation, we recognized a reduction in this accrual and a corresponding increase to net revenues of $12.6 million.

In addition, the Patient Protection and Affordable Care Act (“ACA”) included a significant expansion of state Medicaid programs. As more individuals become eligible for coverage under these programs, Medicaid utilization of our products could increase, resulting in a corresponding increase in our rebate payments. Such rebate payments may exceed what we have accrued for during the applicable period.  Increases in Medicaid rebate payments could decrease our net revenues from product sales, which in turn could adversely affect our business, financial position, and operating results.

Our long-term success may depend on our ability to supplement our existing product portfolio through new product development or the in-license or acquisition of other new products, product candidates and label expansion of existing products, and if our business development efforts are not successful, our ability to achieve profitability may be adversely impacted.

Our current product development portfolio consists primarily of label expansion activities for ASCENIV, as well as expanding our IP estate with patents issued for S. Pneumoniae hyperimmune IG. We have initiated small-scale preclinical activities to potentially expand our current portfolio through new product development efforts. If we are not successful in developing or acquiring additional products and product candidates, we will have to depend on our ability to continue to generate revenues from ASCENIV, BIVIGAM, Nabi-HB, contract manufacturing, intermediate fractions and plasma attributable to the operations of ADMA BioCenters to support our operations.

Index
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

Market exclusivity for our products is based upon patent rights and certain regulatory forms of exclusivity. The scope of our patent rights may vary from country to country and may also be dependent on the availability of meaningful legal remedies in a country. The failure to obtain patent and other intellectual property rights, limitations on the use or loss of such rights could be material to us. In some countries, basic patent protections for our products may not exist because certain countries did not historically offer the right to obtain specific types of patents and/or we (or our licensors) did not file in those markets. In addition, the patent environment can be unpredictable and the validity and enforceability of patents cannot be predicted with certainty. Absent relevant patent protection for a product, once the data exclusivity period expires, generic versions can be approved and marketed.

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

Index
Cyberattacks and other security breaches could compromise our proprietary and confidential information or otherwise penetrate our network, which could harm our business and reputation.

In the ordinary course of our business, we generate, collect and store proprietary information, including intellectual property and business information. The secure storage, maintenance, and transmission of and access to this information is important to our operations and reputation. Computer hackers may attempt to penetrate our computer systems and, if successful, misappropriate our proprietary and confidential information including e-mails and other electronic communications. Hackers may impersonate our vendors, suppliers or other third parties with whom we do business, which may result in financial harm to our business. Further, while many of our employees and certain suppliers with whom we do business operate in a remote working environment, the risk of cybersecurity attacks and data breaches, particularly through phishing attempts, may be increased as we and third parties with whom we interact leverage our IT infrastructure in unanticipated ways. In addition, an employee, contractor, or other third party with whom we do business may attempt to obtain such information and may purposefully or inadvertently cause a breach involving such information. While we have certain safeguards in place to reduce the risk of and detect cyberattacks, including a Company-wide cybersecurity policy, our information technology networks and infrastructure may be vulnerable to unpermitted access by hackers or other breaches, such as the IT disruption described elsewhere in this report, or employee error or malfeasance. Any such compromise of our data security and access to, or public disclosure or loss of, confidential business or proprietary information could disrupt our operations, damage our reputation, provide our competitors with valuable information and subject us to additional costs which could adversely affect our business.

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

Index
Additionally, the ability of the FDA and other federal, state and local business regulatory agencies to review and approve products and product candidates can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and to accept the payment of user fees, as well as statutory, regulatory, and policy changes. Average review times at the FDA and other federal, state and local business regulatory agencies have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for products and product candidate submissions to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last few years, including in December 2018 and January 2019, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections at domestic and foreign manufacturing facilities from March 2020 until July 2021. If a prolonged government shutdown or regulatory agency disruption reoccurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions and other reporting requirements which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

The ACA and the companion Healthcare and Education Reconciliation Act (which together are referred to as the “Healthcare Reform Law”) introduced an abbreviated licensure pathway for biological products that are demonstrated to be biosimilar to an FDA-licensed biological product.  A biological product may be demonstrated to be “biosimilar” if data shows that, among other things, the product is “highly similar” to an already-approved biological product, known as a reference product, and has no clinically meaningful differences in terms of safety and effectiveness from the reference product. The law provides that a biosimilar application may be submitted as soon as four years after the reference product is first licensed, and that the FDA may not make approval of an application effective until 12 years after the reference product was first licensed.  Since the enactment of the law, the FDA has issued several guidance documents to assist sponsors of biosimilar products in preparing their approval applications. Moreover, in an effort to increase competition in the biologic product marketplace, Congress, the executive branch, and the FDA have taken certain legislative and regulatory steps. For example, in 2020 the FDA finalized a guidance to facilitate biologic product importation. The 2020 Further Consolidated Appropriations Act included provisions requiring that sponsors of approved biologic products provide samples of the approved products to persons developing biosimilar products within specified timeframes, in sufficient quantities, and on commercially reasonable market-based terms. The FDA approved the first biosimilar product in 2015 and has since approved a number of biosimilars.  As a result of the biosimilar pathway in the United States, we expect in the future to face greater competition from biosimilar products, including a possible increase in patent challenges.

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

Although we generated positive cash flow from operations of $43.4 million for the six months ended June 30, 2024 and $8.8 million for the year ended December 31, 2023, our operations have consumed substantial amounts of cash since inception, and for the year ended December 31, 2022 we had negative cash flows from operations of $59.5 million. We expect to continue to spend substantial amounts for collecting plasma at our plasma collection centers, maintaining our plasma collection centers, procurement of raw material plasma and other raw materials necessary to scale up our manufacturing operations, commercial product launches and capacity expansion at the Boca Facility. In addition, our end-to-end production cycle from collecting and procuring raw material source plasma to commercial release of finished product can take between seven and 12 months or potentially longer, requiring substantial investments in raw material plasma and other manufacturing materials. We had a net loss of $28.2 million for the year ended December 31, 2023 and although we achieved net income of $49.9 million for the six months ended June 30, 2024, at present we cannot be certain that we will be able to maintain profitability on an ongoing basis. If we are unable to generate positive cash flow throughout fiscal 2024, we may need to continue to finance our operations through additional equity or debt financings or corporate collaboration and licensing agreements. We currently anticipate, based upon our projected revenue and expenditures, that our current cash, cash equivalents and accounts receivable, along with our projected future operating cash flow, will be sufficient to fund our operations, as currently conducted, through the end of the third quarter of fiscal 2025 and beyond. Our current outlook with respect to cash flows and profitability may change based upon how effective we are in continuing to execute on our commercialization efforts and operational initiatives and whether or not the assumptions underlying our projected revenues and expenses are correct. If we are required to raise additional capital and if such capital is not available due to widespread liquidity constraints or significant market instability that could result from widespread economic or geopolitical conditions or other factors beyond our control, we may have to delay, curtail or eliminate our commercialization efforts or our product development activities.

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

Index
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

As of August 2, 2024, most of our 233,082,827 outstanding shares of common stock, as well as a substantial number of shares of our common stock underlying outstanding warrants, were available for sale in the public market, subject to certain restrictions with respect to sales of our common stock by our affiliates, either pursuant to Rule 144 under the Securities Act, or under effective registration statements. Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, could cause the market price of our common stock to decline or adversely affect demand for our common stock.

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

As of June 30, 2024, BlackRock Inc., Vanguard Group and our directors and executive officers and their affiliates owned approximately 16% of the outstanding shares of our common stock. Provisions of our Certificate of Incorporation, our Bylaws and Delaware law may have the effect of deterring unsolicited takeovers or delaying or preventing a change in control of our Company or changes in our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. These provisions include:

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

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board. Currently, our Certificate of Incorporation authorizes the issuance of up to 300,000,000 shares of common stock. As of June 30, 2024, there were 35,566,047 shares remaining available for issuance, after giving effect to 15,507,265 shares of our common stock that were subject to outstanding stock options, RSUs and warrants as of June 30, 2024 that may be issued by us without stockholder approval, as well as an additional 15,899,952 shares reserved for the future issuance of awards under our equity compensation plans.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended June 30, 2024, no such plans or other arrangements were adopted or terminated.

Item 6.	Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADMA Biologics, Inc.

Date:	August 8, 2024	By:	/s/ Adam S. Grossman
			Name:	Adam S. Grossman
			Title:	President and Chief Executive Officer

Date:	August 8, 2024	By:	/s/ Brad Tade
			Name:	Brad Tade
			Title:	Chief Financial Officer

Index
EXHIBIT INDEX

Exhibit Number	Description
3.1	Second Amended and Restated Bylaws of ADMA Biologics, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 28, 2024).
10.1
Employment Agreement, dated April 1, 2024, by and between ADMA Biologics, Inc. and Kaitlin Kestenberg (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2024).

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
101*
The following materials from ADMA Biologics, Inc.’s Form 10-Q for the quarter ended June 30, 2024, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2024 (Unaudited) and December 31, 2023, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2024 and 2023, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited) for the three and six months ended June 30, 2024 and 2023, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2024 and 2023, and (v) Notes to (Unaudited) Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.