Form 10-Q
period 2024-09-30
ADMA BIOLOGICS, INC.
filed 2024-11-07
CIK 1368514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2024
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

As of November 1, 2024, there were 236,390,253 shares of the issuer’s common stock outstanding.

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

•	the achievement of or expected timing, progress and results of clinical development, clinical trials and potential regulatory approvals for our product candidates;

•	our dependence upon our third-party customers, suppliers and vendors and their compliance with applicable regulatory requirements;

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

Index
•	our ability to market and promote Nabi-HB in a highly competitive environment with increasing competition from other antiviral therapies and to generate meaningful revenues from this product;

•	our intellectual property position and the defense thereof, including our expectations regarding the scope of patent protection with respect to ASCENIV or other future pipeline product candidates;

•	our ability to develop, manufacture, receive regulatory approval and commercialize our potential pipeline of any new hyperimmune globulins, including SG-001;

•	our manufacturing capabilities, third-party contractor capabilities and vertical integration strategy;

•
our plans related to the expansion and efficiencies of our manufacturing capacity, yield improvements, supply chain robustness, in-house fill-finish capabilities, distribution and other collaborative agreements and the success of such endeavors;

•
our estimates regarding revenues, net income, Adjusted EBITDA, expenses, capital requirements, ASCENIV’s growth, ability to maintain profitability and positive cash flows and the potential need for and availability of additional financing;

•	our ability to realize our deferred tax assets or the need for a valuation allowance, or the effects of changes in tax laws on our deferred tax assets;

•
our estimates of future taxable income and the timing of a potential full or partial release of the valuation allowance against our net deferred tax assets, which could have a material impact on our financial condition or financial results;

•	our estimates of future effective tax rates and corresponding tax obligations, which could have a material impact on our financial condition or financial results;

•	possible or likely reimbursement levels for our currently marketed products;

•	estimates regarding market size, projected growth and sales of our existing products as well as our expectations of market acceptance of ASCENIV and BIVIGAM;

•	pandemics, or a resurgence of a pandemic, may adversely affect our business, financial condition, liquidity or results of operations; and

•
future domestic and global economic conditions including, but not limited to, supply chain constraints, inflationary pressures or performance or geopolitical conditions, including the continuing conflict in Europe or the evolving conflict in the Middle East and surrounding areas.

These statements may be found under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Quarterly Report on Form 10-Q. Forward-looking statements  may be identified by the use of terms such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” or “should” or the negative thereof or other variations thereof or comparable terminology. Our actual results could differ materially from those contained in the forward-looking statements due to the factors described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024. Any forward-looking statement included or incorporated by reference in this Quarterly Report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions related to our operations, industry and future growth. These forward-looking statements speak only as of the dates such statements are made and we undertake no obligation to publicly update any forward-looking statements or to publicly announce revisions to any of the forward-looking statements, unless otherwise required by the federal securities laws.

Index
PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$86,707	$51,352
Accounts receivable, net	50,140	27,421
Inventories	171,801	172,906
Prepaid expenses and other current assets	9,545	5,334
Total current assets	318,193	257,013
Property and equipment, net	53,694	53,835
Intangible assets, net	485	499
Goodwill	3,530	3,530
Right-to-use assets	8,897	9,635
Deposits and other assets	5,819	4,670
TOTAL ASSETS	$390,618	$329,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,020	$15,660
Accrued expenses and other current liabilities	27,535	32,919
Current portion of deferred revenue	143	182
Current portion of lease obligations	1,193	1,045
Total current liabilities	44,891	49,806
Senior notes payable, net of discount	101,326	130,594
Deferred revenue, net of current portion	1,583	1,690
End of term fee	1,688	1,688
Lease obligations, net of current portion	8,865	9,779
Other non-current liabilities	375	419
TOTAL LIABILITIES	158,728	193,976

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock - voting, $0.0001 par value, 300,000,000 shares authorized, 236,378,607 and 226,063,032 shares issued and outstanding at September 30, 2024 and December 31, 2023	24	23
Additional paid-in capital	652,345	641,439
Accumulated deficit	(420,479)	(506,256)
TOTAL STOCKHOLDERS’ EQUITY	231,890	135,206
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$390,618	$329,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2024	2023	2024	2023
	(In thousands, except share and per share data)

REVENUES	$119,839	$67,275	$308,905	$184,311
Cost of product revenue	60,180	42,622	152,685	126,455
Gross profit	59,659	24,653	156,220	57,856

OPERATING EXPENSES:
Research and development	412	596	1,422	2,854
Plasma center operating expenses	1,021	467	2,968	3,581
Amortization of intangible assets	28	179	363	537
Selling, general and administrative	18,560	14,726	50,807	43,485
Total operating expenses	20,021	15,968	55,560	50,457

INCOME FROM OPERATIONS	39,638	8,685	100,660	7,399

OTHER INCOME (EXPENSE):
Interest income	666	423	1,499	1,005
Interest expense	(3,499)	(6,398)	(11,051)	(18,812)
Other expense	(56)	(145)	(107)	(186)
Other expense, net	(2,889)	(6,120)	(9,659)	(17,993)

INCOME (LOSS) BEFORE INCOME TAXES	36,749	2,565	91,001	(10,594)

Provision for income taxes	840	-	5,224	-

NET INCOME (LOSS)	$35,909	$2,565	$85,777	$(10,594)

BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.15	$0.01	$0.37	$(0.05)
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.15	$0.01	$0.35	$(0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	234,571,376	225,276,980	231,959,579	223,306,331
Diluted	244,804,065	233,761,262	241,772,162	223,306,331

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share data)

For the Three and Nine Months Ended September 30, 2024
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	226,063,032	$23	$641,439	$(506,256)	$135,206
Stock-based compensation	-	-	2,141	-	2,141
Cashless exercise of warrants	4,545,503	-	-	-	-
Vesting of Restricted Stock Units, net of shares withheld for taxes	774,889	-	(2,476)	-	(2,476)
Exercise of stock options	386,341	-	1,029	-	1,029
Net income	-	-	-	17,806	17,806
Balance at March 31, 2024	231,769,765	23	642,133	(488,450)	153,706
Stock-based compensation	-	-	2,863	-	2,863
Cashless exercise of warrants	937,507	-	-	-	-
Vesting of Restricted Stock Units, net of shares withheld for taxes	171,408	-	(693)	-	(693)
Exercise of stock options	148,056	-	331	-	331
Net income	-	-	-	32,062	32,062
Balance at June 30, 2024	233,026,736	23	644,634	(456,388)	188,269
Stock-based compensation	-	-	3,179	-	3,179
Cashless exercise of warrants	1,741,882	1	(1)	-	-
Vesting of Restricted Stock Units, net of shares withheld for taxes	250,107	-	(1,158)	-	(1,158)
Exercise of stock options	1,359,882	-	5,691	-	5,691
Net income	-	-	-	35,909	35,909
Balance at September 30, 2024	236,378,607	$24	$652,345	$(420,479)	$231,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share data)

For the Three and Nine Months Ended September 30, 2023
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	221,816,930	$22	$629,969	$(478,017)	$151,974
Stock-based compensation	-	-	1,110	-	1,110
Vesting of Restricted Stock Units, net of shares withheld for taxes	443,215	-	(640)	-	(640)
Exercise of stock options	2,443	-	-	-	-
Net loss	-	-	-	(6,789)	(6,789)
Balance at March 31, 2023	222,262,588	22	630,439	(484,806)	145,655
Stock-based compensation	-	-	1,637	-	1,637
Vesting of Restricted Stock Units, net of shares withheld for taxes	117,484	-	(225)	-	(225)
Warrants issued in connection with note payable	-	-	5,594	-	5,594
Cashless exercise of warrants	1,967,847	-	-	-	-
Exercise of stock options	178,829	-	472	-	472
Net loss	-	-	-	(6,371)	(6,371)
Balance at June 30, 2023	224,526,748	22	637,917	(491,177)	146,762
Stock-based compensation	-	-	1,695	-	1,695
Vesting of Restricted Stock Units, net of shares withheld for taxes	171,295	-	(209)	-	(209)
Exercise of stock options	1,260,041	1	623		624
Net income	-	-	-	2,565	2,565
Balance at September 30, 2023	225,958,084	$23	$640,026	$(488,612)	$151,437

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$85,777	$(10,594)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,101	6,223
Loss on disposal of fixed assets	32	111
Interest paid in kind	-	2,959
Stock-based compensation	8,183	4,442
Amortization of debt discount	732	1,896
Amortization of license revenue	(107)	(107)
Changes in operating assets and liabilities:
Accounts receivable	(22,719)	(15,814)
Inventories	1,105	164
Prepaid expenses and other current assets	(4,211)	(12)
Deposits and other assets	(411)	(1,221)
Accounts payable	208	(1,155)
Accrued expenses	(5,384)	4,872
Other current and non-current liabilities	(850)	(561)
Net cash provided by (used in) operating activities	68,456	(8,797)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,469)	(3,574)
Acquisition of intangible assets	(356)	-
Net cash used in investing activities	(5,825)	(3,574)

CASH FLOWS FROM FINANCING ACTIVITIES:
Taxes paid on vested Restricted Stock Units	(4,327)	(1,074)
Repayment of notes payable	(30,000)	-
Payments on finance lease obligations	-	(16)
Net proceeds from the exercise of stock options	7,051	1,096
Net cash used in financing activities	(27,276)	6

Net increase (decrease) in cash and cash equivalents	35,355	(12,365)
Cash and cash equivalents - beginning of period	51,352	86,522
Cash and cash equivalents - end of period	$86,707	$74,157

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

As of September 30, 2024, the Company had working capital of $273.3 million, including $86.7 million of cash and cash equivalents, $50.1 million of accounts receivable and $171.8 million of inventories, partially offset by $44.9 million of current liabilities. Based upon the Company’s current projected revenue and expenditures, including capital expenditures and continued implementation of the Company’s commercialization and expansion activities, the Company’s management currently believes that its cash, cash equivalents and accounts receivable, along with its projected future operating cash flow, will be sufficient to fund ADMA’s operations, as currently conducted, through the end of the fourth quarter of fiscal 2025 and beyond. However, the Company’s current outlook on cash flows and profitability may change based upon several factors, including the success of the Company’s commercial sales of its products, whether or not the assumptions underlying the Company’s projected revenues and expenses are correct and the continued acceptability of ADMA’s immune globulin products by physicians, patients and payers. The Company is subject to risks common to companies in the biotechnology and pharmaceutical manufacturing industries including, but not limited to, dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, inflationary pressures, supply chain constraints, protection of proprietary technology, and compliance with FDA and other governmental regulations and approval requirements.

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

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2024.  The accompanying consolidated balance sheet as of December 31, 2023 was derived from the audited financial statements as of and for the year ended December 31, 2023. These condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q, Article 10 of Regulation S-X and ASC 270, Interim Financial Statements, and therefore omit or condense certain footnotes and other information normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated in consolidation.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements), as well as material non-recurring costs, gains and losses applicable to the interim period, that are considered necessary to present fairly the Company’s financial position as of September 30, 2024, its results of operations and changes in stockholders’ equity for the three and nine months ended September 30, 2024 and 2023 and cash flows for the nine months ended September 30, 2024 and 2023.

During the three and nine months ended September 30, 2024 and 2023, comprehensive income/loss was equal to the net income/loss amounts presented for the respective periods in the accompanying condensed consolidated statements of operations. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

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

During the second quarter of 2024, the Company engaged a third-party specialist to assist in the evaluation of the Company’s accrual for U.S. Medicaid rebates related to the sale of the Company’s immunoglobulin products. As a result of this evaluation, the Company recognized a reduction in this accrual and a corresponding increase to net revenues of $12.6 million for the nine months ended September 30, 2024. This change in estimate was applied on a prospective basis as of June 30, 2024 and increased income from operations and net income for the nine months ended September 30, 2024 by approximately $12.6 million and $11.9 million, respectively, and increased basic and diluted earnings per share by $0.05. Because there was little to no historical data to rely upon at the time BIVIGAM and ASCENIV were launched, the Company had considered several qualitative factors when evaluating the initial rate to accrue for rebates, such as the absence of a statutory limitation on the rebate amounts drug manufacturers pay to state Medicaid programs and general uncertainty that pharmaceutical manufacturers have historically seen with government payors often submitting lagged claims many periods after the initial dispensing of a product to an end patient. The Company additionally considered that estimates may change over the lifetime of these products due to changes in utilization and payor mixes. There was additional new information that arose during the three months ended June 30, 2024 that suggested the need to reevaluate the underlying assumption of historical payer mix for BIVIGAM and ASCENIV, which resulted in the $12.6 million adjustment to the accrual for U.S. Medicaid rebates at June 30, 2024.

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

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Accounts Receivable
Accounts receivable is reported at realizable value, net of allowances for contractual credits and credit losses in the amount of $0.2 million and $0.1 million at September 30, 2024 and December 31, 2023, respectively, which are recognized in the period the related revenue is recorded. The Company extends credit to its customers based upon an evaluation of each customer’s financial condition and credit history. Evaluations of the financial condition, payment history and associated credit risk of customers are performed on an ongoing basis. Based on these evaluations, the Company has concluded that its credit risk is minimal. At September 30, 2024, four customers accounted for an aggregate of approximately 91% of the Company’s total accounts receivable, and at December 31, 2023, five customers accounted for approximately 98% of the Company’s total accounts receivable.

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired by the Company. Goodwill at September 30, 2024 and December 31, 2023 was $3.5 million. All of the Company’s goodwill is attributable to its ADMA BioManufacturing business segment.

Goodwill is not amortized but is assessed for impairment on an annual basis or more frequently if impairment indicators exist. The Company has the option to perform a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill and other intangible assets. If the Company concludes that this is the case, then it must perform a goodwill impairment test by comparing the fair value of the reporting unit to its carrying value. An impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The Company performs its annual goodwill impairment test as of October 1 of each year. The Company did not record any impairment charges related to goodwill for the three and nine months ended September 30, 2024 and 2023.

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets, which include property and equipment and finite-lived intangible assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s carrying value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the three and nine months ended September 30, 2024 and 2023, the Company did not identify any impairment indicators for its long-lived assets, and as a result no impairment charges were recorded.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Revenue Recognition

Revenues for the three and nine months ended September 30, 2024 and 2023 are comprised of (i) revenues from the sale of the Company’s immunoglobulin products, ASCENIV, BIVIGAM and Nabi-HB, (ii) product revenues from the sale of human plasma collected through the Company’s Plasma Collection Centers business segment, (iii) contract manufacturing and laboratory services revenue, (iv) revenues from the sale of intermediate by-products; and (v) license and other revenues primarily attributable to the out-licensing of ASCENIV to Biotest AG (“Biotest”) in 2012 to market and sell this product in Europe and selected countries in North Africa and the Middle East. Biotest has provided the Company with certain services and financial payments in accordance with the related Biotest license agreement and is obligated to pay the Company certain amounts in the future if certain milestones are achieved. Deferred revenue is amortized into income over the term of the Biotest license, representing a period of approximately 22 years.

Product revenue is recognized when the customer is deemed to have control over the product. Control is determined based on when the product is shipped or delivered, depending on the sales terms, and title passes to the customer. Revenue is recorded in an amount that reflects the consideration the Company expects to receive in exchange. Revenue from the sale of the Company’s immunoglobulin products is recognized when the product reaches the customer’s destination, and is recorded net of estimated rebates, wholesaler distribution and related fees, customer incentives, including prompt pay discounts, wholesaler chargebacks, group purchasing organization fees and reimbursements for patient assistance. These estimates are based on historical experience and certain other assumptions, and while the Company believes that such estimates are reasonable, they are subject to change based on future experience and other factors. During the second quarter of  2024, the Company engaged a third-party specialist to assist in the evaluation of the Company’s accrual for U.S. Medicaid rebates related to the sale of the Company’s immunoglobulin products. As a result of this evaluation, the Company recognized a reduction in this accrual and a corresponding increase to net revenues of $12.6 million for the nine months ended September 30, 2024, substantially all of which was related to the sale of ASCENIV and BIVIGAM. This change in estimate was applied on a prospective basis as of June 30, 2024 and increased income from operations and net income by approximately $12.6 million and $11.9 million, respectively, and increased basic and diluted earnings per share by $0.05 for the nine months ending September 30, 2024. Because there was little to no historical data to rely upon at the time BIVIGAM and ASCENIV were launched, the Company had considered several qualitative factors when evaluating the initial rate to accrue for rebates, such as the absence of a statutory limitation on the rebate amounts drug manufacturers pay to state Medicaid programs and general uncertainty that pharmaceutical manufacturers have historically seen with government payors often submitting lagged claims many periods after the initial dispensing of a product to an end patient. The Company additionally considered that estimates may change over the lifetime of these products due to changes in utilization and payor mixes. There was additional new information that arose during the three months ended June 30, 2024 that suggested the need to reevaluate the underlying assumption of historical payer mix for BIVIGAM and ASCENIV, which resulted in the $12.6 million adjustment to the accrual for U.S. Medicaid rebates at June 30, 2024.

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

For the nine months ended September 30, 2024 and 2023, two customers represented an aggregate of approximately 71% of the Company’s consolidated revenues.

Cost of Product Revenue

Cost of product revenue includes costs associated with the manufacture of the Company’s FDA-approved products, intermediates and the collection of human source plasma, as well as expenses related to conformance batch production, process development and scientific and technical operations when these operations are attributable to marketed products. When the activities of these operations are attributable to new products or processes in development, the expenses are classified as research and development expenses.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Earnings/Loss Per Common Share

Basic earnings/loss per common share is computed by dividing net earnings/loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.  Diluted earnings/loss per common share is calculated by dividing net earnings/loss attributable to common stockholders, as adjusted for the effect of dilutive securities, if any, by the weighted-average number of shares of common stock and dilutive common stock outstanding during the period. Potentially dilutive common stock includes the shares of common stock issuable upon the exercise of outstanding stock options and warrants, as well as restricted stock units (“RSUs”), using the treasury stock method. Potentially dilutive common stock is excluded from the diluted earnings/loss per common share computation to the extent that it would be anti-dilutive. For the three and nine months ended September 30, 2024 and the three months ended September 30, 2023, basic and diluted earnings per share is calculated as follows:
	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024
Net income available to common stockholders ($000's) (numerator)	$35,909	$2,565	$85,777
Weighted-average number of common shares (denominator)	234,571,376	225,276,980	231,959,579
Basic earnings per common shares	$0.15	$0.01	$0.37

Weighted-average number of common shares	234,571,376	225,276,980	231,959,579
Potential shares of common stock arising from outstanding stock options, warrants and unvested RSUs	10,232,689	8,484,282	9,812,583
Total shares - diluted (denominator)	244,804,065	233,761,262	241,772,162
Diluted earnings per common share	$0.15	$0.01	$0.35

For the three and nine months ended September 30, 2024 and the three months ended September 30, 2023, there were no shares with an anti-dilutive effect that needed to be excluded from the earnings per share computation. For the  nine months ended September 30, 2023 no potentially dilutive securities were included in the computation of diluted loss per share in the accompanying condensed consolidated financial statements as the Company reported a net loss for this period. For the nine months ended September 30, 2023, the following securities were excluded from the calculation of diluted loss per common share because of their anti-dilutive effects:

Stock Options	5,841,241
Restricted Stock Units	4,877,482
Warrants	12,502,906
23,221,629

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

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Tax benefits are recognized for an uncertain tax position when, in management’s judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority.  For a tax position that meets the more-likely-than-not recognition threshold, the tax benefit is measured as the largest amount that is judged to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority.  The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances and when new information becomes available.  Such adjustments are recognized entirely in the period in which they are identified. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. Based on its analysis, the Company has determined that it has not incurred any material liability for uncertain tax positions as of September 30, 2024 and December 31, 2023, and during the three and nine months ended September 30, 2024 and 2023 the Company recognized no adjustments for uncertain tax positions.

Recent Accounting Pronouncements

In November of 2023 the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU are intended to provide financial statement users with more disaggregated expense information about a public entity’s reportable segments; however, the update does not change the definition of an operating segment or the method for determining reportable segments. This update becomes effective for fiscal years beginning after December 15, 2023 and for interim periods beginning after December 15, 2024. The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements, except that its adoption will likely lead to disclosures of additional significant segment expenses.

3.	INVENTORIES

The following table provides the components of inventories:

	September 30, 2024	December 31, 2023
	(In thousands)
Raw materials	$55,246	$52,999
Work-in-process	53,482	49,621
Finished goods	63,073	70,286
Total inventories	$171,801	$172,906

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

4.	INTANGIBLE ASSETS

Intangible assets at September 30, 2024 and December 31, 2023 consist of the following:

	September 30, 2024			December 31, 2023
	(In thousands)
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Trademark and other intangible rights related to Nabi-HB	$4,100	$4,100	$-	$4,100	$3,856	$244
Internally developed software	559	74	485	210	9	201
Rights to intermediates	907	907	-	907	853	54
	$5,566	$5,081	$485	$5,217	$4,718	$499

During the nine months ended September 30, 2024, the Company continued to develop its data intelligence and analytics programs at a cost of approximately $0.4 million, and such costs are amortized over a period of three to five years upon the projects’ completion and placement into service. Amortization expense related to the Company’s intangible assets was $28,000 and $0.2 million for the three months ended September 30, 2024 and 2023, respectively, and $0.4 million and $0.5 million for the nine months ended September 30, 2024 and 2023, respectively. Estimated future aggregate amortization expense is expected to be as follows (in thousands):

2024	$25
2025	140
2026	140
2027	130
2028	50

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5.	PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation are summarized as follows:

	September 30, 2024	December 31, 2023
	(In thousands)
Manufacturing and laboratory equipment	$21,240	$21,093
Office equipment and computer software	6,441	6,062
Furniture and fixtures	5,777	5,776
Construction in process	5,881	2,273
Leasehold improvements	21,051	20,811
Land	4,339	4,339
Buildings and building improvements	21,416	20,218
	86,145	80,572
Less: Accumulated depreciation	(32,451)	(26,737)
Total property and equipment, net	$53,694	$53,835

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

The Company recorded depreciation expense on property and equipment for the three months ended September 30, 2024 and 2023 of $1.9 million and for the nine months ended September 30, 2024 and 2023 of $5.7 million.

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024	December 31, 2023
	(In thousands)
Accrued rebates	$4,733	$16,608
Accrued distribution fees	9,780	5,954
Accrued incentives	3,670	4,961
Accrued interest	3,448	546
Accrued testing	579	282
Accrued payroll and other compensation	2,010	2,203
Other	3,315	2,365
Total accrued expenses and other current liabilities	$27,535	$32,919

7.	DEBT

A summary of outstanding senior notes payable is as follows:

	September 30, 2024	December 31, 2023
	(In thousands)
Term loan	$62,500	$62,500
Revolving credit facility	42,500	72,500
Less:
Debt discount	(3,674)	(4,406)
Senior notes payable	$101,326	$130,594

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
On December 18, 2023 (the “Ares Closing Date”), the Company and all of its subsidiaries entered into a credit agreement (the “Ares Credit Agreement”) with Ares Capital Corporation and certain credit funds affiliated with Ares Capital Corporation (collectively, “Ares”). The Ares Credit Agreement provides for a total of $135.0 million in senior secured credit facilities (the “Ares Credit Facility”) consisting of (i) a term loan in the aggregate principal amount of $62.5 million and (ii) a revolving credit facility in the aggregate principal amount of $72.5 million (collectively, the “Ares Loans”), both of which were fully drawn on the Ares Closing Date. The Ares Credit Facility has a maturity date of December 20, 2027 (the “Ares Maturity Date”). On the Ares Closing Date, the Company used the proceeds from the Ares Loans, along with a portion of its existing cash on hand, to terminate and pay in full all of the outstanding obligations under the Company’s previous senior credit facility (the “Hayfin Credit Facility”) with Hayfin Services LLP (“Hayfin”) including the outstanding principal in the amount of $158.6 million. On August 14, 2024, the Company repaid $30.0 million against the revolving credit facility and the outstanding balance on the revolving credit facility as of September 30, 2024 was $42.5 million.

Borrowings under the term loan bear interest at the adjusted Term SOFR for a three-month tenor in effect on the day that is two business days prior to the first day of the applicable calendar quarter plus 6.50% (the “Initial SOFR Term Loan Applicable Margin”). Borrowings under the revolving facility bear interest at the adjusted Term SOFR for a three-month tenor in effect on the day that is two business days prior to the first day of the applicable calendar quarter plus 3.75% (the “SOFR Revolving Facility Applicable Margin”). As of September 30, 2024 and December 31, 2023, the interest rate on the term loan was approximately 11.36% and 11.88%, respectively, and the interest rate on the revolving facility was approximately 9.08% and 9.13%, respectively.

On the Ares Maturity Date, the Company is required to pay Ares the entire outstanding principal amount underlying the Ares Loans and any accrued and unpaid interest thereon. Prior to the Ares Maturity Date, there are no scheduled principal payments on the Ares Credit Facilities, and the Company is required to make quarterly interest payments to Ares of approximately $2.8 million. The Company may prepay the outstanding principal under the revolving facility, together with any accrued but unpaid interest on the prepaid principal amount, at any time and from time to time upon three business days’ prior written notice with no prepayment premium. However, in the event the Company prepays an amount under the revolving credit facility that is greater than 50% of the original $72.5 million outstanding balance (of which $30.0 million, or 41.4%, has been repaid to date), the Company will still be required to pay interest on 50% of this balance, or $36.3 million, through the term of the Ares Credit Facility. The Company may prepay the outstanding principal on the term loan, together with any accrued but unpaid interest on the prepaid principal amount, at any time and from time to time upon three business days’ prior written notice, subject to the payment to Ares of a prepayment premium equal to (i) the present value as of such date of all remaining required interest payments on the principal amount being repaid plus 1.5% of the prepaid principal amount, if prepaid on or prior to the first anniversary of the Ares Closing Date, (ii) 1.5% of the prepaid principal amount, if prepaid after the first anniversary of the Ares Closing Date and on or prior to the second anniversary of the Ares Closing Date, or (iii) 1.0% of the prepaid principal amount, if prepaid on or prior to the third anniversary of the Ares Closing Date.

In connection with the closing of the Ares Credit Facility, the Company incurred fees and expenses related to the transaction of $2.8 million, including a $1.7 million original discount payable to Ares, all of which was deducted from the Ares loan proceeds. In addition, the Company is also required to pay Ares an exit fee of $1.7 million upon the earlier of any prepayment date or the Ares Maturity Date, and this amount has been accrued as a separate liability in the Company’s consolidated balance sheets as of September 30, 2024 and December 31, 2023. As a result, the Company recognized an aggregate debt discount of $4.4 million as of the Ares Closing Date, and the weighted-average effective interest rate on the Ares Loans as of September 30, 2024 and December 31, 2023 was 11.73% and 11.39%, respectively. This debt discount was recorded as a reduction to the face amount of the debt and is being amortized as interest expense over the term of the debt using the interest method.

All of the Company’s obligations under the Ares Credit Agreement are secured by a first-priority lien and security interest in substantially all of the Company’s tangible and intangible assets, including intellectual property and all of the equity interests in the Company’s subsidiaries. The Ares Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar debt financings. The negative covenants include certain financial covenants, including maximum total leverage ratios and a $15.0 million minimum liquidity covenant, and also restrict or limit the Company’s ability and the ability of the Company’s subsidiaries to, among other things and subject to certain exceptions contained in the Ares Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to the Company’s or the Company’s subsidiaries’ business activities; make certain Investments or Restricted Payments (each as defined in the Ares Credit Agreement); engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that have the impact of restricting the Company’s ability to make loan repayments under the Ares Credit Agreement. As of September 30, 2024 the Company was in compliance with all of the covenants contained in the Ares Credit Agreement.

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

Preferred Stock

The Company is currently authorized to issue up to 10 million shares of preferred stock, $0.0001, par value per share. There were no shares of preferred stock outstanding at September 30, 2024 and December 31, 2023.

Common Stock

As of September 30, 2024 and December 31, 2023, the Company was authorized to issue 300,000,000 shares of its common stock, $0.0001 par value per share, and 236,378,607 and 226,063,032 shares of common stock were outstanding as of September 30, 2024 and December 31, 2023, respectively. After giving effect to the 27,759,065 shares reserved for outstanding warrants and awards issued or reserved for future issuance under the Company’s equity incentive plans, as of September 30, 2024 there were 35,862,328 shares of common stock available for issuance.

Warrants

On January 10, 2024, a former noteholder of the Company exercised a warrant to purchase 4 million shares of the Company’s common stock on a cashless basis and the Company issued 1,977,514 shares of common stock to this noteholder. On March 8, 2024 Hayfin and its affiliates exercised warrants to purchase an aggregate of 3,388,681 shares of the Company’s common stock on a cashless basis and the Company issued 2,482,205 shares of common stock to Hayfin and its affiliates. On March 14, 2024 an entity associated with another former noteholder of the Company exercised a warrant to purchase 169,651 shares of the Company’s common stock on a cashless basis and the Company issued 85,784 shares of common stock to this entity. On May 9, 2024 Hayfin and its affiliates exercised warrants to purchase an aggregate of 1,787,424 shares of the Company’s common stock on a cashless basis and the Company issued 937,507 shares of common stock to Hayfin and its affiliates. On August 15, 2024 Hayfin and its affiliates exercised warrants to purchase an aggregate of 1,962,946 shares of the Company’s common stock on a cashless basis and the Company issued an aggregate of 1,741,882 shares of common stock to Hayfin and its affiliates.

On February 24, 2024 a warrant to purchase 34,800 shares of the Company’s common stock held by a former noteholder of the Company expired in accordance with its terms. At September 30, 2024 and December 31, 2023, the Company had outstanding warrants to purchase an aggregate of 1,159,404 and 12,502,906 shares of common stock, respectively, with weighted-average exercise prices of $2.26 and $2.32 per share, respectively, with expiration dates ranging between October 2024 and May 2030. The following table summarizes the changes in warrants outstanding for the nine months ended September 30, 2024:

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
	Shares	Weighted Average Exercise Price
Warrants outstanding at December 31, 2023	12,502,906	$2.32
Expired	(34,800)	$7.50
Granted	-	$-
Exercised	(11,308,702)	$2.31
Warrants outstanding at September 30, 2024	1,159,404	$2.26

Equity Incentive Plans

The fair value of stock options granted under the Company’s equity incentive plans was determined on the date of grant using the Black-Scholes option valuation model. The Black-Scholes model was developed for use in estimating the fair value of publicly traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of certain subjective assumptions including the expected stock price volatility. The stock options granted to employees and directors have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. The following assumptions were used to determine the fair value of options granted during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Expected term	5.5 - 6.3 years	5.5 - 6.3 years
Volatility	66%	68%
Dividend yield	0.0	0.0
Risk-free interest rate	4.16-4.34%	4.20-4.24%

 During the nine months ended September 30, 2024 and 2023, the Company granted options to purchase an aggregate of 1,511,624 and 1,727,510 shares of common stock, respectively, to its directors and employees. The weighted-average remaining contractual life of stock options outstanding and expected to vest at September 30, 2024 is 7.5 years. The weighted-average remaining contractual life of stock options exercisable at September 30, 2024 is 6.2 years. During the nine months ended September 30, 2024, options to purchase an aggregate of 1,925,498 shares of common stock were exercised, which included certain exercise transactions for which an aggregate of 31,219 shares were withheld to cover the exercise price and income tax liabilities, and the Company received aggregate net exercise proceeds of $7.1 million.

A summary of the Company’s option activity under the Company’s equity incentive plans and related information is as follows:

	Shares	Weighted Average Exercise Price
Options outstanding, vested and expected to vest at December 31, 2023	5,906,184	$3.38
Forfeited	(15,723)	$1.94
Expired	(221,067)	$7.34
Granted	1,511,624	$6.25
Exercised	(1,925,498)	$3.85
Options outstanding, vested and expected to vest at September 30, 2024	5,255,520	$3.87

Options exercisable	2,509,884	$3.10

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of September 30, 2024, the Company had $7.4 million of unrecognized compensation expense related to options granted under the Company’s equity incentive plans, which is expected to be recognized over a weighted-average period of 2.9 years.

During the nine months ended September 30, 2024 and 2023, the Company granted RSUs representing an aggregate of 3,227,188 and 3,345,760 shares, respectively, to certain employees of the Company and to members of its Board of Directors. These RSUs generally vest annually over a period of four years for employees and semi-annually over a period of one year for directors. During the nine months ended September 30, 2024, an aggregate of 1,701,229 shares of common stock vested in connection with grants of RSUs. With respect to these vested RSUs, 504,825 shares valued at approximately $4.3 million were withheld by the Company to cover employees’ tax liabilities. These shares were no longer outstanding as of September 30, 2024. A summary of the Company’s unvested RSU activity and related information is as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2023	4,657,297	$2.81
Granted	3,227,188	$7.25
Vested	(1,701,229)	$2.59
Forfeited	(211,688)	$3.57
Balance at September 30, 2024	5,971,568	$5.25

As of September 30, 2024, the Company had $27.4 million of unrecognized compensation expense related to unvested RSUs granted under the Company’s equity incentive plans, which is expected to be recognized over a weighted-average period of 3.2 years.

Total stock-based compensation expense for all awards granted under the Company’s equity incentive plans for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Research and development	$24	$12	$65	$27
Plasma center operating expenses	44	41	131	104
Selling, general and administrative	2,714	1,451	6,960	3,839
Cost of product revenue	397	191	1,027	472
Total stock-based compensation expense	$3,179	$1,695	$8,183	$4,442

9.	RELATED PARTY TRANSACTIONS

The Company leases office space and equipment from Areth, LLC (“Areth”) pursuant to an agreement for services effective as of January 1, 2016, as amended from time to time, and pays monthly rent on this facility in the amount of $10,000 through December 31, 2026. Rent expense for the nine months ended September 30, 2024 and 2023 amounted to $90,000. Areth is a company controlled by Dr. Jerrold B. Grossman, the Vice Chairman of the Company’s Board of Directors, and Adam S. Grossman, the Company’s President and Chief Executive Officer. The Company also reimburses Areth for office and building-related (common area) expenses, equipment and certain other operational expenses, which were not material to the condensed consolidated financial statements for the nine months ended September 30, 2024 and 2023.

During the nine months ended September 30, 2024 and 2023, the Company purchased certain specialized medical equipment and services primarily related to the Company’s plasma collection centers, as well as personal protective equipment, from GenesisBPS and its affiliates (“Genesis”), aggregating to $0.2 million and $0.4 million, respectively. Genesis is owned by Dr. Grossman and Mr. Grossman.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
During the three and nine months ended September 30, 2024, two of the Company’s executive officers exercised options to purchase an aggregate of 650,395 shares of common stock, for which the Company received net proceeds of $3.0 million (see Note 8). During the three and nine months ended September 30, 2023, two of the Company’s executive officers exercised options to purchase 2,909,721 shares of the Company’s common stock on a cashless basis, and 688,657 shares of common stock were issued to these executive officers, net of 257,867 shares of common stock to cover a portion of their tax liabilities.

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

Post-Marketing Commitments

In connection with the FDA’s approval of ASCENIV on April 1, 2019, the Company is required to perform a pediatric study to evaluate the safety and efficacy of ASCENIV in children and adolescents. For the nine months ended September 30, 2024 and 2023, the Company incurred expenses related to this study in the approximate amount of $1.0 million and $0.6 million, respectively. The Company expects to incur expenses of approximately $0.5 million to complete this study, which is required to be completed by June of 2026.

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

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Other Commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and executive officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of September 30, 2024. The Company does not anticipate recognizing any significant losses relating to these arrangements.

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

Three Months Ended September 30, 2024
	ADMA	Plasma Collection
(in thousands)	BioManufacturing	Centers	Corporate	Consolidated

Revenues	$113,088	$6,715	$36	$119,839

Cost of product revenue	52,731	7,449	-	60,180

Income (loss) from operations	48,347	(1,755)	(6,954)	39,638

Interest and other expense, net	(54)	-	(2,835)	(2,889)

Income (loss) before taxes	48,293	(1,755)	(9,789)	36,749

Depreciation and amortization expense	1,138	802	-	1,940
Total assets	266,456	33,191	90,971	390,618

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Three Months Ended September 30, 2023
	ADMA	Plasma Collection
(in thousands)	BioManufacturing	Centers	Corporate	Consolidated

Revenues	$66,567	$672	$36	$67,275

Cost of product revenue	41,734	888	-	42,622

Income (loss) from operations	15,017	(683)	(5,649)	8,685

Interest and other (expense) income, net	(141)	-	(5,979)	(6,120)

Income (loss) before taxes	14,876	(683)	(11,628)	2,565

Depreciation and amortization expense	1,282	811	-	2,093
Total assets	262,554	35,622	50,821	348,997

Nine Months Ended September 30, 2024
	ADMA	Plasma Collection
(in thousands)	BioManufacturing	Centers	Corporate	Consolidated

Revenues	$299,385	$9,413	$107	$308,905

Cost of product revenue	142,193	10,492	-	152,685

Income (loss) from operations	123,756	(4,047)	(19,049)	100,660

Interest and other expense, net	(95)	(4)	(9,560)	(9,659)

Income (loss) before taxes	123,661	(4,051)	(28,609)	91,001

Capital expenditures	5,364	105	-	5,469
Depreciation and amortization expense	3,686	2,415	-	6,101

Nine Months Ended September 30, 2023
	ADMA	Plasma Collection
(in thousands)	BioManufacturing	Centers	Corporate	Consolidated

Revenues	$175,905	$8,299	$107	$184,311

Cost of product revenue	118,708	7,747	-	126,455

Income (loss) from operations	26,577	(3,029)	(16,149)	7,399

Interest and other expense, net	(170)	-	(17,823)	(17,993)

Income (loss) before taxes	26,407	(3,029)	(33,972)	(10,594)

Capital expenditures	1,768	1,806	-	3,574
Depreciation and amortization expense	3,857	2,366	-	6,223

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Net revenues according to geographic area, based on the location of where the product is shipped, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
United States	$114,748	$64,618	$295,465	$173,920
International	5,091	2,657	13,440	10,391
Total revenues	$119,839	$67,275	$308,905	$184,311

12.	LEASE OBLIGATIONS

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

The Company determines if an arrangement is an operating lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. All other leases are recorded on the balance sheet with assets representing the right to use the underlying asset for the lease term and lease liabilities representing the obligation to make lease payments arising from the lease. Right-to-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of the lease payments is determined using the Company’s incremental borrowing rate. The Company’s lease expense is recognized on a straight-line basis over the lease term and is reflected in Plasma center operating expenses and Selling, general and administrative expenses. Aggregate lease expense for the Company’s leases for the three months ended September 30, 2024 and 2023 was approximately $0.6 million, and aggregate lease expense for the nine months ended  September 30, 2024 and 2023 was approximately $1.8 million. Cash paid for the Company’s leases for the three months ended September 30, 2024 and 2023 was also approximately $0.6 million, and cash paid for the nine months ended September 30, 2024 and 2023 was approximately $1.8 million.

The Company has aggregate lease liabilities of $10.1 million and $10.8 million as of September 30, 2024 and December 31, 2023, respectively, which are comprised primarily of the leases for the Company’s plasma collection centers and a warehouse lease for raw material storage related to the Company’s immunoglobulin manufacturing operations.  The Company’s operating leases have a weighted-average remaining term of 7.0 years. Scheduled payments under the Company’s lease obligations are as follows (in thousands):

Remainder of 2024	$603
Year ended December 31, 2025	2,421
2026	2,157
2027	2,041
2028	2,088
2029	2,109
Thereafter	4,042
Total payments	15,461
Less: imputed interest	(5,403)
Current portion	(1,193)
Balance at September 30, 2024	$8,865

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13.	INCOME TAXES

The Company uses the estimated annual effective tax rate approach as prescribed by ASC 740-270, Interim Reporting, to calculate its interim tax provision. For the three and nine months ended September 30, 2024, the Company recorded income tax expense of $0.8 million and $5.2 million, respectively, resulting in an effective tax rate of 5.7% for the nine months ended September 30, 2024. The tax expense for the three and nine months ended September 30, 2024 represents federal and state tax liabilities that are not fully sheltered by net operating loss carryforwards (“NOLs”) due to limitations from prior ownership changes and other limitations on NOLs incurred after 2017. The Company’s effective tax rate differs from the federal statutory tax rate of 21% due primarily to the reversal of the valuation allowance on certain federal and state NOLs estimated to be realized in the current year and, to a lesser extent, the tax benefit associated with the employee exercise of stock options and vesting of RSUs.

Valuation Allowance

A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. When determining the amount of net deferred tax assets that are more likely than not to be realized, the Company assesses all available positive and negative evidence. This evidence includes, but is not limited to, prior earnings history, expected future earnings, carryback and carryforward periods and the feasibility of ongoing tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. The weight given to the positive and negative evidence is commensurate with the extent the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income, exclusive of reversing taxable temporary differences, to outweigh objective negative evidence of recent financial reporting losses. Based on these criteria and the relative weighting of both the positive and negative evidence available, the Company continues to maintain a full valuation allowance against its net deferred tax assets.

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

14.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information for the nine months ended September 30, 2024 and 2023 is as follows:

	2024	2023
	(In thousands)
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$7,417	$13,896
Cash paid for income taxes	$8,895	$-
Noncash Financing and Investing Activities:
Equipment acquired reflected in accounts payable and accrued liabilities	$452	$270
Warrants issued in connection with notes payable	$-	$5,595

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Through our ADMA BioManufacturing business segment, we currently have three products with U.S. Food and Drug Administration (the “FDA”) approval, all of which are currently marketed and commercially available: (i) ASCENIV (Immune Globulin Intravenous, Human – slra 10% Liquid), an Intravenous Immune Globulin (“IVIG”)  product indicated for the treatment of Primary Humoral Immunodeficiency (“PI”), also known as Primary Immunodeficiency Disease (“PIDD”) or Inborn Errors of Immunity in adults and adolescents, for which we received FDA approval on April 1, 2019 and commenced first commercial sales in October 2019; (ii) BIVIGAM (Immune Globulin Intravenous, Human), an IVIG product indicated for the treatment of PI, and for which we received FDA approval on May 9, 2019 and commenced commercial sales in August 2019; and (iii) Nabi-HB (Hepatitis B Immune Globulin, Human), which is indicated for the treatment of acute exposure to blood containing HBsAg and other listed exposures to Hepatitis B. We seek to develop a pipeline of plasma-derived therapeutics, including a product based on our most recently approved patent application under U.S. Patent No. 10,259,865 related to methods of treatment and prevention of S. pneumonia infection for an immunoglobulin manufactured to contain standardized antibodies to numerous serotypes of S. pneumoniae. We have successfully completed production of a pilot-scale batch and identified a laboratory partner to conduct forthcoming animal studies for our S. pneumoniae hyperimmune globulin program, SG-001. Our products and product candidates are intended to be used by physician specialists focused on caring for immune-compromised patients with or at risk for certain infectious diseases.

We manufacture these products at our FDA-licensed, plasma fractionation and purification facility located in Boca Raton, Florida with a peak annual processing capability of up to 600,000 liters (the “Boca Facility”). Based on current production yields, our completed and ongoing supply chain enhancements and capacity expansion initiatives, we believe this facility has the potential to produce sufficient quantities of our immune globulin (“IG”) products representing annual revenues greater than $415 million in 2024 and $465 million in 2025. These revenue targets translate to potential fiscal year 2024 and 2025 net income exceeding $120 million and $165 million, respectively, and adjusted EBITDA exceeding $160 million and $215 million, respectively.

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

ASCENIV is approved for the treatment of PIDD or PI, a class of inherited genetic disorders that causes a deficient or absent immune system in adults and adolescents (12 to 17 years of age). Our pivotal Phase III clinical trial in 59 PIDD patients met the primary endpoint of no Serious Bacterial Infections (“SBI”) reported during 12 months of treatment. Secondary efficacy endpoints further demonstrated the benefits of ASCENIV in the low incidence of infection, therapeutic antibiotic use, days missed from work, school and daycare and unscheduled medical visits and hospitalizations. We believe this clinical data together with the FDA approval for the treatment of PIDD better positions ADMA to potentially further evaluate ASCENIV in immune-compromised patients infected with or at-risk for RSV infection or potentially other respiratory viral pathogens at an appropriate time. In the future, we may elect to work with the FDA and the immunology and infectious disease community to design an appropriate clinical trial to evaluate the use of ASCENIV in this patient population. Following FDA approval in April 2019, commercial sales of ASCENIV commenced in October of 2019 and in 2023 ADMA commenced manufacturing ASCENIV at the 4,400-Liter production scale. This expansion has improved the product’s margin profile and increases plant production capacity as fewer batches are needed to support our revenue goals. ASCENIV’s prescriber and patient base continued to expand during 2023, which drove record utilization and pull-through for this product. These elevated demand trends have sustained into 2024, and ADMA currently expects that this product’s rapid growth will continue throughout 2024 and beyond.

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

Prior to June 30, 2024, adjustments to these estimates to reflect actual results or updated expectations have not been material to our overall business. While we have some historical sales and rebate experience from our two primary immunoglobulin products, ASCENIV and BIVIGAM, since their FDA approvals in 2019, our historical experience is not extensive. If any of our ratios, factors, assessments, experiences or judgments are not indicative or accurate estimates of our future experience, our results could be materially affected. Estimates that are most at risk for material adjustment are those associated with U.S. Medicaid rebates because of the extensive time delay between the recording of the accrual and its ultimate settlement, an interval that can generally take up to several years or more. These estimates may change from time to time based on changes in utilization, payer and channel mixes. During the second quarter of 2024, we engaged a third-party specialist to assist in the evaluation of our accrual for U.S. Medicaid rebates related to the sale of our immunoglobulin products. As a result of this evaluation, we recognized a reduction in this accrual and a corresponding increase to net revenues of $12.6 million in the three months ended June 30, 2024 (see Note 2 to the Consolidated Financial Statements). The primary driver in the adjustment to our estimated rebates accrual at June 30, 2024 relates to a change in the assumption around the payor mix for our products, specifically the proportion of our revenue that is attributable to providers and patients utilizing Managed Medicaid, Medicaid and Medicare Part D, relative to our total sales. The change in this key assumption to our standing estimation model was based on the collection of additional historical data from our direct experience with selling our primary immunoglobulin products. Additional changes in estimate assumptions surrounding U.S. Medicaid and other rebate obligations could materially impact our revenues and our results of operations in the future.

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

Impairment of Long-Lived Assets

We assess the recoverability of our long-lived assets, which include property and equipment and definite-lived intangible assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s carrying value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the three and nine months ended September 30, 2024 and 2023, we did not identify any impairment indicators for our long-lived assets, and as a result no impairment charges were recorded. Examples of events or circumstances that may be indicative of impairment that would require the use of significant judgment by management include:

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

Goodwill is not amortized but is assessed for impairment on an annual basis or more frequently if impairment indicators exist. The testing of goodwill for impairment requires us to determine whether or not the fair value of the reporting unit associated with the goodwill is less than its carrying amount, including goodwill and other intangible assets. An impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value, with the impairment loss recognized not to exceed the total amount of goodwill allocated to that reporting unit. In order to determine the fair value of the reporting unit, we utilize the fair value of the Company as a whole, as determined by its market capitalization. Determination of the fair value and carrying value of each reporting unit, relative to the fair value of the Company, requires management to employ certain estimates, assumptions and judgment, which we believe are reasonable. However, any changes to these estimates and assumptions could impact our determination of whether or not our goodwill is impaired. We did not recognize any impairment charges related to goodwill for the three and nine months ended September 30, 2024 and 2023.

Deferred Tax Assets and Effective Tax Rate

We currently maintain a full valuation allowance against all of our net deferred tax assets, and as a result we have historically not recorded an income tax benefit in the accompanying consolidated financial statements despite continued losses through December 31, 2023. This valuation allowance reflects our assessment of whether it is more likely than not that we will generate sufficient taxable income in the future to be able to utilize our deferred tax assets. In determining whether a valuation allowance is warranted, we evaluate factors such as prior earnings history, expected future earnings, carryback and carryforward periods and tax strategies. We consider all positive and negative evidence to estimate if sufficient future taxable income will be generated to realize our deferred tax assets.  We consider cumulative losses in recent years to be a significant type of negative evidence. Based on our history of losses through December 31, 2023, at this time we have not included future projected taxable income as a source of income to recognize our deferred tax assets, despite our achievement of positive net income for the three and nine months ended September 30, 2024.

Index
After consideration of all available positive and negative evidence regarding our estimates of future taxable income, we have elected to maintain a full valuation allowance for our deferred tax assets as of September 30, 2024. We will continue to monitor this evidence through the remainder of 2024 to determine if a reduction to the valuation allowance is warranted, which could potentially result in our recognition of an income tax benefit later in fiscal 2024.

Our income tax expense for the nine months ended September 30, 2024 is based on our estimated effective tax rate for the full year 2024, which is a function of our projected pre-tax income under U.S. GAAP, our estimates and assumptions regarding certain permanent and temporary differences between U.S. GAAP income and taxable income, and the limitations to our net operating loss carryforwards and their limitations under Section 382 of the Internal Revenue Code of 1986, as amended (see “Risk Factors” appearing elsewhere in this report and Note 13 to the Consolidated Financial Statements).

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

The following table presents a summary of the changes in our results of operations for the three months ended September 30, 2024, our third fiscal quarter, compared to the three months ended September 30, 2023:

	Three Months Ended September 30,
(in thousands)	2024	2023	Increase (Decrease)
Revenues	$119,839	$67,275	$52,564
Cost of product revenue	60,180	42,622	17,558
Gross profit	59,659	24,653	35,006
Research and development expenses	412	596	(184)
Plasma center operating expenses	1,021	467	554
Amortization of intangibles	28	179	(151)
Selling, general and administrative expenses	18,560	14,726	3,834
Income from operations	39,638	8,685	30,953
Interest expense	(3,499)	(6,398)	2,899
Other income, net	610	278	332
Income before taxes	36,749	2,565	34,184

Provision for income taxes	840	-	840

Net income	$35,909	$2,565	$33,344

Adjusted EBITDA *	$45,367	$12,750	$32,617

* - See Non-GAAP Financial Measures appearing at the end of this discussion

Revenues

We recorded total revenues of $119.8 million for the three months ended September 30, 2024, as compared to $67.2 million for the three months ended September 30, 2023, an increase of $52.6 million, or approximately 78%. The increase is primarily related to increased sales of our ASCENIV IG product, as we continue to experience increased physician, payer and patient acceptance and utilization of ASCENIV.

We also experienced a $6.0 million increase in third-party plasma sales by our Plasma Collection Centers business segment, mainly due to an additional spot purchase of normal source plasma (“NSP”) by our primary third-party customer in excess of the amount of NSP we are contractually committed to sell to this customer in fiscal 2024.

Index
Cost of Product Revenue and Gross Profit

Cost of product revenue was $60.2 million for the three months ended September 30, 2024, as compared to $42.6 million for the three months ended September 30, 2023. This increase is primarily attributable to volume-driven increases in product revenue costs related to the increased sales of our IG products, including intermediates, and NSP of $13.0 million and $6.5 million, respectively, partially offset by decreases in other manufacturing costs totaling $1.9 million, mainly due to lower unabsorbed manufacturing expenses in 2024.

For the three months ended September 30, 2024, we had gross profit of $59.7 million, as compared to $24.7 million for the same period of a year ago, which represents a gross margin in the third quarter of 2024 of 49.8%, as compared to 36.6% in the third quarter of 2023. This improvement in gross margin is mainly driven by a significantly more favorable mix of higher margin IG sales in 2024 as compared to 2023, along with the reduction in other manufacturing costs in the third quarter of 2024 as compared with the third quarter of 2023.

Research and Development Expenses

Research and development (“R&D”) expenses totaled $0.4 million for the third quarter of 2024, as compared to $0.6 million for the third quarter of 2023. The decrease is primarily due to the absence of expenditures in 2024 related to the BIVIGAM post-marketing commitments, which were completed in June of 2023.

Plasma Center Operating Expenses

Plasma center operating expenses increased from approximately $0.5 million for the three months ended September 30, 2023 to $1.0 million for the three months ended September 30, 2024. The increase is primarily due to increases in donor fees of $0.9 million and softgoods and supplies of $0.3 million, partially offset by an increase in the capitalization of plasma center expenses into inventory of $0.4 million related to increased collections and to lower donor testing expenses of $0.2 million.

Amortization of Intangibles

Amortization expense mainly pertains to the amortization of intangible assets acquired in a 2017 acquisition transaction and was $28,000 and $0.2 million for the three months ended September 30, 2024 and 2023, respectively. The decrease is mainly due to the intangibles acquired in 2017 becoming fully amortized in June of 2024.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $18.6 million for the three months ended September 30, 2024, an increase of $3.8 million from the three months ended September 30, 2023. The increase reflects increases in employee-related costs, including salaries, benefits, stock-based compensation, relocation and recruiting, in the amount of $3.0 million, temporary labor and software maintenance expense of $0.3 million each and professional fees in the amount of $0.2 million. SG&A expenses as a percentage of net revenues fell from 21.9% in the third quarter of 2023 to 15.5% in the third quarter of 2024.

Income from Operations

Our operating income was $39.6 million for the third quarter of 2024, as compared to $8.7 million for the third quarter of 2023. The approximately $31.0 million improvement in operating income was due to the improved gross profit of $35.0 million, partially offset by an increase in total operating expenses of $4.1 million in 2024.

Interest Expense

Interest expense for the three months ended September 30, 2024 was $3.5 million, as compared to $6.4 million for the three months ended September 30, 2023. The decrease is due to the refinancing of our senior debt in December of 2023 (see “Liquidity and Capital Resources”). This transaction reduced our stated rate of interest from approximately 13.9% in the third quarter of 2023 to approximately 10.4% in the third quarter of 2024, and also resulted in a reduction to our outstanding debt principal of approximately $23.6 million. We also had lower amortization of debt discount in 2024 of approximately $0.5 million. In addition, our interest expense for the third quarter of 2024 was favorably impacted by the $30.0 million partial paydown of our senior debt on August 14, 2024.

Index
Other Income, Net

Other income, net, which primarily consists of interest income on our cash balances, was $0.6 million and $0.3 million for the three months ended September 30, 2024 and 2023, respectively.

Provision for Income Taxes

We recorded income tax expense of $0.8 million for the three months ending September 30, 2024, with no comparable amount for the three months ending September 30, 2023. The provision for income taxes for the third quarter of 2024 represents an effective tax rate of 5.7% for the first nine months of 2024 and reflects federal and state income tax liabilities that are not fully sheltered by net operating losses due to limitations from prior ownership changes and other limitations on net operating loss carryforwards under the Internal Revenue Code of 1986, as amended (see “Risk Factors” appearing elsewhere in this report and Note 13 to the Consolidated Financial Statements). Our effective tax rate for the three months ended September 30, 2024 differs from the federal statutory tax rate of 21%, mainly due to the reversal of the valuation allowance on certain federal and state net operating loss carryforwards expected to be realized in the current year and, to a lesser extent, the tax benefit associated with the employee exercise of stock options and vesting of RSUs.

Net Income

Our net income was $35.9 million for the third quarter of 2024, as compared to $2.6 million for the third quarter of 2023. The $33.3 million increase was primarily due to the increase in operating income of approximately $31.0 million discussed above and the reduction in interest expense for the third quarter of 2024.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

The following table presents a summary of the changes in our results of operations for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023:

	Nine Months Ended September 30,
(in thousands)	2024	2023	Increase (Decrease)
Revenues	$308,905	$184,311	$124,594
Cost of product revenue	152,685	126,455	26,230
Gross profit	156,220	57,856	98,364
Research and development expenses	1,422	2,854	(1,432)
Plasma center operating expenses	2,968	3,581	(613)
Amortization of intangibles	363	537	(174)
Selling, general and administrative expenses	50,807	43,485	7,322
Income from operations	100,660	7,399	93,261
Interest expense	(11,051)	(18,812)	7,761
Other income, net	1,392	819	573
Income (loss) from before taxes	91,001	(10,594)	101,595

Provision for income taxes	5,224	-	5,224

Net income (loss)	$85,777	$(10,594)	$96,371

Adjusted EBITDA *	$116,336	$21,653	$94,683

* - See Non-GAAP Financial Measures appearing at the end of this discussion

Index
Revenues

We recorded total revenues of $308.9 million for the nine months ended September 30, 2024, as compared to $184.3 million for the nine months ended September 30, 2023, an increase of $124.6 million, or 68%. Excluding the $12.6 million adjustment we recorded in the second quarter of 2024 to decrease our accrual for U.S. Medicaid rebates (which had the effect of increasing net revenues by $12.6 million), revenue would have increased by approximately $112.0 million, or 61%. This increase is primarily related to increased sales of ASCENIV and our other IG products, as we continue to experience increased physician, payer and patient acceptance and utilization of ASCENIV. The revenue increase also includes an increase in NSP sales by our Plasma Collection Centers business segment in the amount of $1.1 million.

Cost of Product Revenue and Gross Profit

Cost of product revenue was $152.7 million for the first nine months of 2024, as compared to $126.5 million for the first nine months of 2023. This increase is primarily attributable to volume-driven increases in product revenue costs related to the increased sales of our IG products and NSP of $28.1 million and $2.3 million, respectively, partially offset by a reduction in other manufacturing costs, mainly unabsorbed manufacturing expenses, of $4.2 million.

For the nine months ended September 30, 2024, we had gross profit of $156.2 million, as compared to $57.9 million for the same period of a year ago, which represents a gross margin for the first nine months of 2024 of 50.6%, as compared to 31.4% in the first nine months of 2023. Excluding the $12.6 million adjustment we recorded in the second quarter of 2024 to reduce our accrual for estimated U.S. Medicaid rebates, our gross profit for the first nine months of 2024 was approximately $143.5 million, representing a gross margin of 48.4%. The improvement in gross margin is mainly driven by a significantly more favorable mix of higher margin IG sales in 2024 as compared to 2023, along with the reduction in other manufacturing costs.

Research and Development Expenses

R&D expenses totaled $1.4 million for the first nine months of 2024, as compared to $2.9 million for the first nine months of 2023. The decrease is primarily due to the absence of expenditures in 2024 related to the BIVIGAM post-marketing commitments, for which we incurred $1.7 million of expenses in 2023, partially offset by an increase in expenses associated with our ASCENIV post-marketing commitment in the amount of $0.3 million.

Plasma Center Operating Expenses

Plasma center operating expenses decreased from $3.6 million for the nine months ended September 30, 2023 to $3.0 million for the nine months ended September 30, 2024. The decrease is due to a 22% increase in the amount of plasma collected in the first nine months of 2024 as compared to the same period of a year ago, which resulted in a $7.8 million increase in the amount of plasma center costs we capitalized into inventory in 2024. This amount was partially offset by increases in donor fees of $4.4 million, softgoods and supplies of $1.4 million, donor testing expenses of $1.0 million, salaries, wages, benefits and temporary labor of $0.2 million and software maintenance expense of $0.2 million.

Amortization of Intangibles

Amortization expense mainly pertains to the amortization of intangible assets acquired in a 2017 acquisition transaction and was $0.4 million and $0.5 million for the nine months ended September 30, 2024 and 2023, respectively.

Selling, General and Administrative Expenses

SG&A expenses were $50.8 million for the nine months ended September 30, 2024, an increase of $7.3 million from the nine months ended September 30, 2023. The increase reflects increases in employee-related costs, including salaries, benefits, stock-based compensation, relocation and recruiting, in the amount of $5.7 million, $3.1 million of which is stock-based compensation, repairs and maintenance expense of $0.6 million, software maintenance expense of $0.6 million and temporary labor expense of $0.5 million. SG&A expenses as a percentage of net revenues decreased from 23.6% in the first nine months of 2023 to 16.4% in the first nine months of 2024, or 17.2% excluding the revenue adjustment described above.

Income from Operations

Our operating income was $100.7 million for the first nine months of 2024, as compared to $7.4 million for the first nine months of 2023. The $93.3 million increase in operating income was mainly due to the improved gross profit, partially offset by $5.1 million of higher total operating expenses. The higher gross profit reflects the foregoing change in estimate which increased our revenues for the nine months ended September 30, 2024 by $12.6 million.

Index
Interest Expense

Interest expense for the nine months ended September 30, 2024 was $11.1 million, as compared to $18.8 million for the nine months ended September 30, 2023. The decrease is due to the refinancing of our senior debt in December of 2023 (see “Liquidity and Capital Resources”). This transaction reduced our stated interest rate by approximately 360 basis points in 2024 compared to 2023, and also resulted in a reduction to our outstanding debt principal balance. In addition, we had lower amortization of debt discount in 2024 of approximately $1.2 million.

Other Income, Net

Other income, net, for the nine months ended September 30, 2024 was $1.4 million, as compared to $0.8 million for the nine months ended September 30, 2023. The increase is mainly due to an increase in interest income of $0.5 million in 2024.

Provision for Income Taxes

We recorded income tax expense of $5.2 million for the nine months ended September 30, 2024, with no comparable amount for the nine months ending September 30, 2023. The provision for income taxes for the first nine months of 2024 represents an effective tax rate of 5.7% and reflects federal and state income tax liabilities that are not fully sheltered by net operating losses due to limitations from prior ownership changes and other limitations on net operating loss carryforwards under the Internal Revenue Code of 1986, as amended (see “Risk Factors” appearing elsewhere in this report and Note 13 to the Consolidated Financial Statements). After consideration of all available positive and negative evidence regarding our estimates of future taxable income, we have elected to maintain a full valuation allowance for our deferred tax assets as of September 30, 2024. We will continue to monitor this evidence through the balance of 2024 to determine if a reduction to the valuation allowance is required, which could potentially result in our recognition of an income tax benefit later in fiscal 2024.

Net Income/Loss

Our net income was $85.8 million for the first nine months of 2024, as compared to a net loss of $10.6 million for the first nine months of 2023. This $96.4 million improvement in our results of operations was primarily due to the increase in operating income of $93.3 million and lower interest expense of $7.8 million discussed above, partially offset by the provision for income taxes for the period. The foregoing change in estimate in our accrual for Medicaid rebates favorably impacted our net income for the first nine months of 2024 by approximately $12.0 million.

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

Index
Because EBITDA and Adjusted EBITDA are measures not deemed to be in accordance with U.S. GAAP and are susceptible to varying calculations, our EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in our industry, because other companies may calculate EBITDA and Adjusted EBITDA in a different manner than we calculate these measurements. Although we use Adjusted EBITDA as one of several financial measures to assess our operating performance, its use is limited as it excludes certain significant operating expenses. EBITDA and Adjusted EBITDA are not intended to represent cash flows for the periods presented, nor have they been presented as an alternative to operating income, net income/loss or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP. The following table presents the reconciliation of net income/loss to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023:

	Three Months ended September 30,		Nine Months ended September 30,
	2024	2023	2024	2023
	(In thousands)
Net income (loss)	$35,909	$2,565	$85,777	$(10,594)
Depreciation	1,912	1,913	5,738	5,686
Amortization	28	179	363	537
Income taxes	840	-	5,224	-
Interest expense	3,499	6,398	11,051	18,812
EBITDA	42,188	11,055	108,153	14,441
Stock-based compensation	3,179	1,695	8,183	4,442
IT systems disruption		-	-	2,770
Adjusted EBITDA	$45,367	$12,750	$116,336	$21,653

Adjusted EBITDA increased for the three and nine months ended September 30, 2024 by $32.6 million and $94.7 million, respectively, as compared to the same periods of a year ago. The improvement is driven primarily by the increased sales and gross profit in 2024, as well as continued operational oversight and cost containment efforts at both of our business segments.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2024, we had working capital of $273.3 million, primarily consisting of $171.8 million of inventory, cash and cash equivalents of $86.7 million and $50.1 million of accounts receivable, partially offset by current liabilities of $44.9 million, as compared to working capital at December 31, 2023 of $207.2 million, primarily consisting of $172.9 million of inventory, cash and cash equivalents of $51.4 million and accounts receivable of $27.4 million, partially offset by current liabilities of $49.8 million. We had positive cash flows from operations for the nine months ended September 30, 2024 and the year ended December 31, 2023 of $68.5 million and $8.8 million, respectively. Prior to fiscal 2023, we funded our operations primarily from the sale of our equity and debt securities. Our material cash requirements are primarily comprised of:

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

Index
In addition, our end-to-end production cycle time from procurement of raw materials to commercial release of finished product can take between seven and 12 months or potentially longer, requiring substantial inventories of raw material plasma and other manufacturing and laboratory testing materials and single use disposables.

We currently anticipate, based upon our projected revenue and expenditures, that our current cash, cash equivalents and accounts receivable, along with our projected future operating cash flow, will be sufficient to fund our operations, as currently conducted, through the end of the fourth quarter of fiscal 2025 and beyond. Based on current operations and assuming continued market acceptance and utilization of our finished drug products, we do not anticipate the need to raise additional capital at this time. However, should the market for our products or political or economic conditions change, we may need to seek additional capital which may not be available due to a variety of potential factors beyond our control (see “Risk Factors” appearing elsewhere in this report).

 ADMA continues to evaluate a variety of strategic alternatives, and the exploration of value-creating opportunities remains a top corporate priority.

On December 18, 2023 (the “Ares Closing Date”), we and all of our subsidiaries entered into a credit agreement (the “Ares Credit Agreement”) with Ares Capital Corporation and certain credit funds affiliated with Ares Capital Corporation (collectively, “Ares”). The Ares Credit Agreement provides for a total of $135.0 million in senior secured credit facilities (the “Ares Credit Facility”) consisting of (i) a term loan in the aggregate principal amount of $62.5 million and (ii) a revolving credit facility in the aggregate principal amount of $72.5 million (collectively, the “Ares Loans”), both of which were fully drawn on the Ares Closing Date. The Ares Credit Facility has a maturity date of December 20, 2027 (the “Ares Maturity Date”). On the Ares Closing Date, we used the proceeds from the Ares Loans, along with a portion of our existing cash on hand, to terminate and pay in full all of the outstanding obligations under our previous senior credit facility (the “Hayfin Credit Facility”) with Hayfin Services LLP (“Hayfin”) including the outstanding principal in the amount of $158.6 million, a prepayment penalty in the amount $11.1 million, an exit fee of $1.6 million, all accrued and unpaid interest outstanding on the Hayfin Credit Facility as of the Ares Closing date, as well as certain fees and expenses related thereto. On August 14, 2024 we repaid $30.0 million against the revolving credit facility and the outstanding balance on the revolving credit facility as of September 30, 2024 was $42.5 million.

Borrowings under the term loan bear interest at the adjusted Term SOFR for a three‑month tenor in effect on the day that is two business days prior to the first day of the applicable calendar quarter plus 6.50% (the “Initial SOFR Term Loan Applicable Margin”). Borrowings under the revolving facility initially bear interest at the adjusted Term SOFR for a three‑month tenor in effect on the day that is two business days prior to the first day of the applicable calendar quarter plus 3.75% (the “SOFR Revolving Facility Applicable Margin”). As of September 30, 2024 and December 31, 2023, the interest rate on the term loan was approximately 11.36% and 11.88%, respectively, and the interest rate on the revolving facility was approximately 9.08% and 9.13%, respectively.

On the Ares Maturity Date, we are required to pay Ares the entire outstanding principal amount underlying the Ares Loans and any accrued and unpaid interest thereon. Prior to the Ares Maturity Date, there are no scheduled principal payments on the Ares Credit Facility, and we are required to make quarterly interest payments during the term of the Ares Credit Facility of approximately $2.8 million. We may prepay the outstanding principal under the revolving facility, together with any accrued but unpaid interest on the prepaid principal amount, at any time and from time to time upon three business days’ prior written notice with no prepayment premium. However, in the event that we prepay an amount under the revolving facility that is greater than 50% of the original $72.5 million outstanding balance (of which $30.0 million, or 41.4%, has been repaid to date), we will still be required to pay interest on 50% of this balance, or $36.3 million, through the term of the Ares Credit Facility. We may prepay the outstanding principal on the term loan, together with any accrued but unpaid interest on the prepaid principal amount, at any time and from time to time upon three business days’ prior written notice, subject to the payment to Ares of a prepayment premium equal to (i) the present value as of such date of all remaining required interest payments on the principal amount being repaid plus 1.5% of the prepaid principal amount, if prepaid on or prior to the first anniversary of the Ares Closing Date, (ii) 1.5% of the prepaid principal amount, if prepaid after the first anniversary of the Ares Closing Date and on or prior to the second anniversary of the Ares Closing Date, or (iii) 1.0% of the prepaid principal amount, if prepaid on or prior to the third anniversary of the Ares Closing Date.

Index
In connection with the closing of the Ares Credit Facility, we incurred fees and expenses related to the transaction of approximately $2.7 million, including a $1.7 million original issue discount payable to Ares, all of which was deducted from the Ares loan proceeds. In addition, we are also required to pay Ares an exit fee of $1.7 million upon the earlier of any prepayment date or the Ares Maturity Date, and this amount has been accrued as a separate liability in our consolidated balance sheet as of September 30, 2024 and December 31, 2023. As a result, we recognized an aggregate debt discount of $4.4 million as of the Ares Closing Date, and the weighted-average effective interest rate on the Ares Loans as of September 30, 2024 and December 31, 2023 was 11.73% and 11.39%, respectively.

All of our obligations under the Ares Credit Agreement are secured by a first-priority lien and security interest in substantially all of our tangible and intangible assets, including intellectual property and all of the equity interests in our subsidiaries. The Ares Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The negative covenants include certain financial covenants, including maximum total leverage ratios and a $15.0 million liquidity covenant, and also restrict or limit our ability and the ability of our subsidiaries to, among other things and subject to certain exceptions contained in the Ares Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to our or our subsidiaries’ business activities; make certain Investments or Restricted Payments (each as defined in the Ares Credit Agreement); engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that have the impact of restricting our ability to make loan repayments under the Ares Credit Agreement. As of September 30, 2024, we were in compliance with all of the covenants contained in the Ares Credit Agreement.

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

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash provided by (used in) operating activities	$68,456	$(8,797)
Net cash used in investing activities	(5,825)	(3,574)
Net cash (used in) provided by financing activities	(27,276)	6
Net change in cash and cash equivalents	35,355	(12,365)

Cash and cash equivalents - beginning of period	51,352	86,522
Cash and cash equivalents - end of period	$86,707	$74,157

Index
Net Cash Provided by (Used in) Operating Activities

Cash provided by operations for the nine months ended September 30, 2024 was $68.5 million, as compared to cash used in operations of $8.8 million, for the same period of a year ago, mainly due to the increase in revenues, gross margin and net income in 2024, partially offset by higher unfavorable changes in accounts receivable and accounts payable and accrued expenses. The following table illustrates the primary components of and changes to our cash flows from operations:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net income (loss)	$85,777	$(10,594)
Non-cash expenses, gains and losses	14,941	15,524
Changes in accounts receivable	(22,719)	(15,814)
Changes in inventories	1,105	164
Changes in accounts payable and accrued expenses	(5,176)	3,717
Other	(5,472)	(1,794)
Cash provided by (used in) operations	$68,456	$(8,797)

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024 and 2023 was $5.8 million and $3.6 million, respectively, and is mainly comprised of capital expenditures at the Boca Facility. While we currently have no firm commitments for capital expenditures, we expect our total capital expenditures will be between $3.0 million and $5.0 million for the remainder of fiscal 2024, mainly for additional upgrades to the Boca Facility manufacturing operations and related operational systems.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $27.3 million for the nine months ended September 30, 2024, and was comprised of the $30.0 million repaid under the Ares Credit Facility and $4.3 million of taxes paid in connection with shares that were withheld from RSUs that vested during the period, partially offset by approximately $7.1 million in proceeds from the exercise of stock options. During the nine months ended September 30, 2023, proceeds from the exercise of stock options of $1.1 million was offset by $1.1 million of taxes paid in connection with shares withheld from RSUs that vested during the period.

Effect of Inflation

Inflation impacted a number of facets of our business during the nine months ended September 30, 2024 and for the years ended December 31, 2023 and 2022 at each of our business segments. We experienced price increases for, among other items, certain raw materials, consumable supplies, services for repairs and maintenance of our facilities, utilities, shipping and freight charges, fuel surcharges and labor costs, among other expenses. Based upon the macroeconomic environment, publicly available information and reports from the U.S. government, we expect this trend to continue in 2024 and potentially longer, which could potentially have a significant impact on our future results of operations. In addition, some of our third-party inventory purchase agreements provide for annual price increases that are tied to various consumer price indices, which have resulted in higher than historical percentage price increases and has resulted in and could continue to result in higher source plasma and other raw material and supplies costs in 2024 and beyond. Also, in a higher inflationary environment, we may not be able to raise the prices of our products to keep up with the rate of inflation. We are unable to predict when these external drivers of inflation will subside.

Off-Balance Sheet Arrangements

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk as the result of changes in interest rates. Our senior credit facility with Ares requires quarterly payments of interest based on the adjusted Term SOFR plus the Applicable Margin. We currently do not utilize any derivative financial instruments, such as interest rate swaps or caps, to mitigate this risk. As of September 30, 2024, we had $105.0 million outstanding under our senior credit facility that is subject to variable interest rates. As a result, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in interest rates would have an approximate $1.0 million annualized negative impact on our earnings and cash flows.

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

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of September 30, 2024. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of September 30, 2024 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
Although we achieved net income on a non-GAAP basis and generated positive cash flows for the year ended December 31, 2023 and generated positive net income and cash flows for the nine months ended September 30, 2024, we may not be able to maintain profitability and generate positive cash flows in the future.

•
We have a history of losses and we may, in the future, need to raise additional capital or seek alternative financing in order to operate, expand or maintain our business, which may not be available on favorable terms, if at all.

•
We contract with third parties for the filling, packaging, testing and labeling of the drug substance we manufacture, and we also obtain source plasma from certain third parties. This reliance on third parties carries the risk that the services and supply upon which we rely may not be performed in a timely manner, in sufficient quantities or according to our specifications, which could delay the availability of our finished drug product and could adversely affect our commercialization efforts and our revenues.

•
Fluctuations in our tax obligations and effective tax rate and realization of our net deferred tax assets may result in volatility of our operating results and materially impact our financial condition or financial results.

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

•
Our long-term success may depend on our ability to supplement our existing product portfolio through new product development or the in-license or acquisition of other new products, product candidates and label expansion of existing products, and if our business development efforts are not successful, our ability to maintain profitability may be adversely impacted.

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

Our long-term liquidity depends upon our ability to grow our commercial programs, expand our commercial operations at the Boca Facility, improve our supply chain capabilities, improve production yields, continue to build out our commercial infrastructure and meet our ongoing obligations. In addition, our end-to-end production cycle from procurement of raw materials to commercial release of finished product can take between seven and 12 months or potentially longer, requiring substantial investments in raw material plasma and other manufacturing materials.

We currently anticipate, based upon our projected revenue and expenditures, that our current cash, cash equivalents and accounts receivable, along with our projected future operating cash flow, will be sufficient to fund our operations, as currently conducted, through the end of the fourth quarter of fiscal 2025 and beyond. However, our current outlook on cash flows and profitability may change based upon our effectiveness in executing on our commercialization efforts and operational initiatives and whether or not the assumptions underlying our projected revenues and expenses are correct. Although we achieved net income and positive cash flows for the nine months ended September 30, 2024 and positive cash flow from operations for the first time in our history for the year ended December 31, 2023, at present we cannot be certain that we will be able to continue to generate positive cash flows from operations during the remainder of 2024 or beyond and if we cannot raise additional capital or obtain alternative financing if needed, we may have to delay, curtail or eliminate our commercialization efforts and product development activities. Even if we are able to raise additional capital, such equity or debt financings may only be available on unattractive terms, resulting in significant dilution of stockholders’ interests and, in such event, the value and potential future market price of our common stock may decline. In addition, if we raise additional funds through license arrangements or through the disposition of any of our assets, it may be necessary to relinquish potentially valuable rights to our product candidates or assets or grant licenses on terms that are not favorable to us.

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

We have a history of losses through December 31, 2023, and we may not be able to maintain profitability. Although we achieved net income of $85.8 million for the nine months ended September 30, 2024, for the years ended December 31, 2023, 2022 and 2021, we incurred net losses of $28.2 million, $65.9 million and $71.6 million, respectively. From our inception in 2004 through September 30, 2024, we have incurred an accumulated deficit of $420.5 million. We may not be able to maintain profitability for the remainder of or beyond 2024, and if we are unable to continue to consistently achieve positive cash flows we may need to continue to finance our operations through additional equity or debt financings or corporate collaboration and licensing agreements. We also expect to continue to incur significant operating and capital expenditures and anticipate that as our business continues to grow our operating expenses will increase accordingly as we:

•	expand commercialization and marketing efforts;

•	expand our research and development programs;

•	implement additional internal systems, controls and infrastructure;

Index
•	hire additional personnel; and

•	expand production capacity at the Boca Facility.

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

We contract with third parties for a portion of the filling, packaging, testing and labeling of the drug substance we manufacture, and also obtain plasma from certain third parties. This reliance on third parties carries the risk that the services and raw materials upon which we rely may not be performed in a timely manner, in sufficient quantities or according to our specifications, which could delay the availability of our finished drug product and could adversely affect our commercialization efforts and our revenues.

Third parties may not perform as agreed or in accordance with FDA requirements. Any significant problem that our third-party providers experience could delay or interrupt our supply of finished drug product until the service provider cures the problem or until we locate, negotiate for, validate and receive FDA approval for an alternative provider (when necessary), if one is available. Failure to obtain the needed services, raw materials and products meeting the necessary quality standards or at all could have a material and adverse effect on our products, business, financial condition and results from operations.

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

Our anticipated reliance on a limited number of third-party contractors exposes us to the following risks:

•
we may be unable to identify contractors on acceptable terms or at all because the number of potential service providers is limited and the FDA must inspect and qualify any contract manufacturers for current cGMP compliance as part of our marketing application;

•	a new fill/finisher would have to be educated in, or develop substantially equivalent processes for, the production of our products and product candidates;

•	a pandemic, or the resurgence of a pandemic such as the COVID-19 pandemic, or a cyberattack or data breach, could adversely affect our contractors’ operations, supply chain or workforce;

Index
•
our contracted fill/finishers’ resources and level of expertise with plasma-derived biologics may be limited, therefore they may require a significant amount of support from us in order to implement and maintain the infrastructure and processes required to deliver our finished drug product;

•	our third-party contractors might be unable to timely provide finished drug product or raw material plasma in sufficient quantity or in accordance with our specifications to meet our commercial needs;

•	contractors may not be able to execute our inspection procedures and required tests appropriately;

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

Each of these risks could delay or prevent production, the completion of our finished drug product and the release of finished drug product by us or the FDA, which could result in higher costs or adversely impact our revenues. These risks could also result in the delay in obtaining clinical supplies, which would delay our development programs. In addition, our contract fill/finishers and our other third-party vendors may source their materials and supplies globally and are therefore subject to supply disruptions in the event of fire, weather related events such as hurricanes, wind and rain, international conflicts, strikes, embargos trade and sanction requirements and limits, other acts of God or force majeure events or global health occurrences and emergencies.

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

Our operations, including our headquarters located in Ramsey, NJ, the Boca Facility and our plasma collection facilities, are vulnerable to interruption by fire, weather related events such as hurricanes, wind and rain, other acts of God or force majeure events, electric power loss, telecommunications failure, equipment failure and breakdown, cyberattacks on our operations and information technology systems as well as the systems of our customers, suppliers and related entities, human error, employee issues, global health occurrences such as a pandemic, global and economic uncertainty, war, terrorism, geopolitical conditions and emergencies, product liability claims and events beyond our control. While we maintain several insurance policies with reputable carriers that provide partial coverage for a variety of these risks, including replacing or rebuilding a part of our facilities, these policies are subject to the insurance carriers’ final determination of compensation to us and we may not have adequate coverage if we need to rebuild or replace our inventory, infrastructure, business income or our entire facility.  In addition, our disaster recovery plans for our facilities may not be adequate and we do not have an alternative manufacturing facility or contractual arrangements with other manufacturers in the event of a casualty to or destruction of any of our facilities. If we are required to rebuild or relocate any of our facilities, a substantial investment in improvements and equipment would be necessary. We carry only a limited amount of business interruption insurance, which may not sufficiently compensate us for losses that may occur. As a result, any significant business interruption could adversely affect our business and results of operations.

If we are unsuccessful in obtaining regulatory approval for any of our product candidates or if any of our product candidates do not provide positive results, we may be required to delay or abandon development of such product, which would have a material adverse impact on our business.

Product candidates require extensive clinical data analysis and regulatory review and may require additional testing. Clinical trials and data analysis can be very expensive, time-consuming and difficult to design and implement. The conduct of preclinical studies and clinical trials is subject to numerous risks and results of the studies and trials are highly uncertain. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. Furthermore, delays or setbacks can occur at any stage of the process, and we could encounter problems that cause us to abandon our product development programs and related Investigational New Drug (IND) applications or BLAs, or to repeat clinical trials. The commencement and completion of clinical trials or ultimate product approval for any current or future development product candidate may be delayed by several factors, including:

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

Index
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

Index
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

If we are not able to generate revenue from our products and product candidates, our sources of revenue may continue to be from a product mix consisting only of plasma collection and sales revenues, revenues generated from sales of our FDA-approved commercial products, revenues generated from new contract manufacturing arrangements with third parties and revenues generated from the sales of manufacturing intermediates. We cannot assure you that we will receive the approvals necessary to commercialize any product candidate we may acquire or develop in the future or that we will be able to maintain our current approvals. In order to obtain FDA approval of any product candidate requiring FDA approval, our clinical development must demonstrate that the product candidate is safe for humans and effective for its intended use, and we must successfully complete an FDA BLA review. Obtaining FDA approval of a product candidate generally requires significant research and testing, referred to as preclinical studies, as well as human tests, referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in products that the FDA considers safe for humans and effective for indicated uses. The FDA has substantial discretion in the product approval process and may require us to conduct additional preclinical and clinical testing or to perform post-marketing studies or may require additional Chemistry, Manufacturing and Controls (“CMC”) or other data and information, and the development and provision of this data and information may be time-consuming and expensive. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may:

•	delay commercialization of, and our ability to derive revenues from, our product candidates;

•	impose costly procedures on us; and

Index
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

The FDA and other governmental authorities strictly regulate and monitor marketing, labeling and the advertising and promotion of prescription drugs. These regulations include standards and restrictions for direct-to-consumer advertising, industry-sponsored scientific and educational activities, promotional activities involving the Internet and off-label promotion. The FDA does not allow drugs to be promoted for “off-label” uses - that is, uses that are not described in the product’s labeling and that differ from those that were approved by the FDA. The FDA limits approved uses to those studied by a company in its clinical trials. In addition to the FDA approval required for new formulations, any new indication for an approved product also requires FDA approval. Although we have received approval from the FDA to market ASCENIV as a treatment for PIDD, we cannot be sure whether we will be able to obtain FDA approval for any desired future indications for ASCENIV.

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

We depend on third-party researchers, developers and vendors to develop, manufacture, supply materials for or test our products and product candidates, as well as for other pre and post-approval services, and such parties’ performance is, to some extent, outside of our control.

We depend on independent investigators and collaborators, such as universities and medical institutions, contract laboratories, CROs, contract manufacturers, contract fill/finishers, third-party plasma centers and consultants to conduct our preclinical activities, clinical trials, CMC testing and other activities under agreements with us. We also depend on third-party suppliers for materials used in our operations. These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs. These third parties may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. Additionally, certain of our third-party suppliers may be single-sourced or may not be able to supply sufficient materials for our operations, and it may be time-consuming, expensive or otherwise not feasible to locate an alternative supplier. If outside collaborators fail to devote sufficient time and resources to our products and/or development programs, or if their performance is substandard or does not comply with the applicable regulatory standards, our trials may be repeated, extended, delayed, or terminated, the approval of our FDA application(s), if any, and our introduction of new products, if any, will be delayed, and we may not be able to maintain existing approvals or meet our regulatory requirements or we may not be able to produce forecasted amounts of product. We or they may also be subject to regulatory enforcement actions, may need to take corrective actions, including initiating recalls, and we may not be able to meet commercial demand. These collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators assist our competitors at our expense, our competitive position would be harmed. Additionally, any change in the regulatory compliance status of any of our vendors may impede our ability to receive and maintain approval for our product candidates.

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

For the nine months ended September 30, 2024, two customers, BioCARE, Inc. (“BioCare”) and Priority Healthcare Distribution, Inc. d/b/a CuraScript SD Specialty Distribution (“Curascript”), represented an aggregate of approximately 71% of our consolidated revenues. For the year ended December 31, 2023, BioCare and Curascript represented an aggregate of 72% of our consolidated revenues.

As of September 30, 2024, four customers, BioCare, Reliance Life Sciences Pvt. Limited (“Reliance”), Healix Infusion Therapy, LLC (“Healix”) and BioLife Plasma Services, L.P., represented an aggregate of approximately 91% of our consolidated accounts receivable. As of December 31, 2023, five customers, BioCare, Healix, Curascript, Cencora, Inc. (f/k/a AmerisourceBergen Corporation) and Reliance, represented an aggregate of approximately 98% of our consolidated accounts receivable.

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

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include, among other things, accruals for U.S. Medicaid rebates related to the sale of our immunoglobulin products. We accrue these rebates at the time of sale based on our estimates of the sales mix of our products and the portion of the products we sell that will be prescribed to Medicaid beneficiaries. These estimates are based on historical experience and certain other assumptions, and while we believe that such estimates are reasonable, they are subject to change based on future experience, Medicaid utilization trends and other factors.  If any of our ratios, factors, assessments, experiences or judgments are not indicative or accurate estimates of our future experience, our results could be materially affected. Estimates that are most at risk for material adjustment include those associated with U.S. Medicaid rebates because of the extensive time delay between the recording of the accrual and its ultimate settlement, an interval that can generally take up to several years or more. These estimates may change from time to time based on changes in utilization, payer and channel mixes.

For example, during the nine months ended September 30, 2024, we engaged a third-party specialist to assist in the evaluation of our accrual for U.S. Medicaid rebates related to the sale of our immunoglobulin products. As a result of this evaluation, we recognized a reduction in this accrual and a corresponding increase to net revenues of $12.6 million.

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

Index
Our long-term success may depend on our ability to supplement our existing product portfolio through new product development or the in-license or acquisition of other new products, product candidates and label expansion of existing products, and if our business development efforts are not successful, our ability to maintain profitability may be adversely impacted.

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

On December 18, 2023 (the “Ares Closing Date”), we entered into a credit agreement with Ares (the “Ares Credit Agreement”) (see “Liquidity and Capital Resources”). The Ares Credit Agreement provides for a total of $135 million in senior secured credit facilities (the “Ares Credit Facility”) consisting of (i) a term loan in the aggregate principal amount of $62.5 million and (ii) a revolving credit facility in the aggregate principal amount of $72.5 million (collectively, the “Ares Loans”), both of which were fully drawn on the Ares Closing Date. The Ares Credit Facility has a maturity date of December 20, 2027 (the “Ares Maturity Date”). On August 14, 2024, we repaid $30.0 million against the revolving credit facility. The Ares Loans are secured by substantially all of our assets, including our intellectual property. Events of default include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material contracts and events constituting a change of control. If there is an event of default, we would incur an increase in the rate of interest on the Ares Loans of 2% per annum. The occurrence of an event of default could result in, among other things, the termination of commitments under the Ares Credit Facility, the declaration that all outstanding loans are immediately due and payable in whole or in part, and Ares taking immediate possession of, and selling, any collateral securing the Ares Loans.

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

As we move forward in clinical development, we continue to discover novel technologies related to our products and we may draft patent applications directed to these technologies. We rely on a combination of patent rights, trade secrets, intellectual property assignment agreements and nondisclosure and non-competition agreements to protect our proprietary intellectual property, and we will continue to do so. There can be no assurance that our patents, trade secret policies and practices or other agreements will adequately protect our intellectual property. Our issued patents may be challenged, found to be over-broad or otherwise invalidated in subsequent proceedings before courts, the U.S. Patent and Trademark Office or foreign patent offices. Even if enforceable, we cannot provide any assurances that they will provide significant protection from competition. The processes, systems, and/or security measures we use to preserve the integrity and confidentiality of our data and trade secrets may be breached, and we may not have adequate remedies as a result of any such breaches. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. There can be no assurance that the confidentiality, invention assignment, nondisclosure and non-competition agreements with employees, consultants and other parties with access to our proprietary information to protect our trade secrets, proprietary technology, processes and other proprietary rights, or any other security measures relating to such trade secrets, proprietary technology, processes and proprietary rights, will be adequate, will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third parties will not otherwise gain access to our trade secrets or proprietary knowledge. To the extent that our consultants, contractors or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

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

Index
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

Index
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

Index
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

In order for plasma to be used in the manufacturing of our products, the individual centers at which the plasma is collected must generally be licensed by the FDA and approved by the regulatory authorities of any country in which we may wish to commercialize our products. When we open a new plasma center, and on an ongoing basis after licensure, it must be inspected by the FDA for compliance with cGMP and other regulatory requirements. Therefore, even if we are able to construct new plasma collection centers to complement our current plasma collection facilities, an unsatisfactory inspection could prevent a new center from being licensed or risk the suspension or revocation of an existing license, among other enforcement actions. Additionally, although we achieved plasma supply self-sufficiency with the approval of our tenth plasma collection center in November 2023, we remain reliant on the purchase of plasma from third parties and the collection of plasma from our FDA-licensed plasma collection centers to manufacture our products. We can give no assurances that appropriate plasma will be available to us through our own plasma collection facilities or on commercially reasonable terms, or at all, to manufacture our products, or that third parties will be able to supply plasma to us in accordance with plasma purchase agreements. Further, the COVID-19 pandemic resulted in significant constraints in raw material supply across various different industries, including the supply of plasma. It is possible that in the future, pandemics and government responses thereto will have an adverse effect on our ability to source plasma from donors in quantity and quality sufficient for our manufacturing processes. In order to maintain a plasma center’s license, its operations must continue to conform to cGMP and other regulatory requirements. In the event that we determine that plasma was not collected in compliance with cGMP and other applicable regulatory requirements, we may be unable to use and may ultimately destroy plasma collected from that center, which would be recorded as a charge to cost of product revenue. Additionally, if non-compliance in the plasma collection process is identified after the impacted plasma has been pooled with compliant plasma from other sources, entire plasma pools, in-process intermediate materials and final products could be impacted. Consequently, we could experience significant inventory impairment provisions and write-offs which could adversely affect our business and financial results. We plan to increase our supplies of plasma for use in the manufacturing processes through increased purchases of plasma from third-party suppliers as well as collections from our existing ADMA BioCenters plasma collection facilities. This strategy is dependent upon our ability to maintain a cGMP compliant environment at our plasma collection facilities and to expand production and attract donors to our facilities. There is no assurance that the FDA will inspect and license any of our current or future unlicensed plasma collection facilities in a timely manner consistent with our production plans. If we misjudge the readiness of a center for an FDA inspection, we may lose credibility with the FDA and cause the FDA to more closely examine all of our operations. Such additional scrutiny could materially hamper our operations and our ability to increase plasma collections. Our ability to expand production and increase our plasma collection facilities to more efficient production levels may be affected by changes in the economic environment and population in selected regions where ADMA BioCenters operates its current or future plasma facilities, by the entry of competitive plasma centers into regions where ADMA BioCenters operates such centers, by misjudging the demographic potential of individual regions where ADMA BioCenters expects to expand production and attract new donors, by unexpected facility related challenges, or by unexpected management challenges at selected plasma facilities held by us from time to time.

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

Although we generated positive cash flow from operations of $68.5 million for the nine months ended September 30, 2024 and $8.8 million for the year ended December 31, 2023, our operations have consumed substantial amounts of cash since inception, and for the year ended December 31, 2022 we had negative cash flows from operations of $59.5 million. We expect to continue to spend substantial amounts for collecting plasma at our plasma collection centers, maintaining our plasma collection centers, procurement of raw material plasma and other raw materials necessary to scale up our manufacturing operations, commercial product launches, infrastructure upgrades and capacity expansion at the Boca Facility. In addition, our end-to-end production cycle from collecting and procuring raw material source plasma to commercial release of finished product can take between seven and 12 months or potentially longer, requiring substantial investments in raw material plasma and other manufacturing materials. We had a net loss of $28.2 million for the year ended December 31, 2023 and although we achieved net income of $85.8 million for the nine months ended September 30, 2024, at present we cannot be certain that we will be able to maintain profitability on an ongoing basis. If we are unable to generate positive cash flow beyond fiscal 2024, we may need to continue to finance our operations through additional equity or debt financings or corporate collaboration and licensing agreements. We currently anticipate, based upon our projected revenue and expenditures, that our current cash, cash equivalents and accounts receivable, along with our projected future operating cash flow, will be sufficient to fund our operations, as currently conducted, through the end of fiscal 2025 and beyond. Our current outlook with respect to cash flows and profitability may change based upon how effective we are in continuing to execute on our commercialization efforts and operational initiatives and whether or not the assumptions underlying our projected revenues and expenses are correct. If we are required to raise additional capital and if such capital is not available due to widespread liquidity constraints or significant market instability that could result from widespread economic or geopolitical conditions or other factors beyond our control, we may have to delay, curtail or eliminate our commercialization efforts or our product development activities.

We may not have cash available to us in amounts sufficient to enable us to make interest or principal payments on our indebtedness when due.

The Ares Credit Facility provides for total senior secured loans in an aggregate principal amount of up to $135.0 million, of which $105.0 million is currently outstanding. Borrowings under the Ares Credit Facility currently bear interest at a weighted-average rate of approximately 10.4% per annum, which reflects the three-month term SOFR rate; provided, however, that upon, and during the continuance of, an event of default, the interest rate will automatically increase by an additional 200 basis points. We are currently required to make quarterly payments of interest during the term of the Ares Credit Facility of approximately $2.8 million, with all principal and unpaid interest due at maturity. In addition, our monthly interest rate obligation is subject to rising interest rates. The Ares Credit Facility has a maturity date of December 20, 2027, subject to acceleration pursuant to the Ares Credit Agreement, including upon an event of default. All of our obligations under the Ares Credit Facility are secured by a first-priority lien and security interest in substantially all of our and our subsidiaries’ tangible and intangible assets, including intellectual property, and all of the equity interests in our subsidiaries.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related rules (the “Sarbanes-Oxley Act”), we are required to maintain internal control over financial reporting and our management is required to report on the effectiveness of our internal control over financial reporting, including any material weaknesses in such internal controls. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we have been required to upgrade, and will need to implement further upgrades, to our financial, information and operating systems, implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff.

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

Fluctuations in our tax obligations and effective tax rate and realization of our net deferred tax assets may result in volatility of our operating results and materially impact our financial condition or financial results.

We are subject to taxes by the U.S. federal, state, and local tax authorities. We record tax expense based on our estimates of future payments, which may include the recording of, or adjustments to, liabilities for uncertain tax positions, and changes in the valuation allowance related to our net deferred tax assets. In addition, at any one time multiple tax years may be subject to audit by various tax authorities. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues and impact our results of operations. We expect that during fiscal year 2024 and beyond there could be ongoing variability in our effective tax rate as events occur and exposures are evaluated. The volatility of our future effective tax rate could be materially impacted by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities;

•	expected timing and amount of the release of any valuation allowance on our deferred tax assets; or

•	changes in U.S. federal, state and local tax laws, regulations, or interpretations thereof.

In addition, our effective tax rate in a given financial statement period may be materially impacted by a variety of factors including, but not limited to, changes in the mix and level of earnings, deductible expenses and availability of net operating loss carryforwards in the different states in which we operate, fluctuations in the valuation allowance on our deferred tax assets, or by changes to existing accounting rules or regulations. Further, tax legislation may be enacted or amended, as applicable, in the future which could materially impact our current or future tax structure and effective tax rates. We may be subject to audits of our income, sales, and other transaction taxes by U.S. federal, state, and local taxing authorities. Outcomes from these audits could have a material effect on our financial condition or financial results.

Risks Associated with our Common Stock

The market price of our common stock may be volatile and may fluctuate in a way that is disproportionate to our operating performance.

Our stock price may experience substantial volatility as a result of a number of factors, including:

•	sales or potential sales of substantial amounts of our common stock;

Index
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

As of November 1, 2024, most of our 236,390,253 outstanding shares of common stock, as well as a substantial number of shares of our common stock underlying outstanding warrants, were available for sale in the public market, subject to certain restrictions with respect to sales of our common stock by our affiliates, either pursuant to Rule 144 under the Securities Act, or under effective registration statements. Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, could cause the market price of our common stock to decline or adversely affect demand for our common stock.

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

As of September 30, 2024, BlackRock Inc., Vanguard Group and our directors and executive officers and their affiliates owned approximately 27% of the outstanding shares of our common stock. Provisions of our Certificate of Incorporation, our Bylaws and Delaware law may have the effect of deterring unsolicited takeovers or delaying or preventing a change in control of our Company or changes in our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. These provisions include:

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

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board. Currently, our Certificate of Incorporation authorizes the issuance of up to 300,000,000 shares of common stock. As of September 30, 2024, there were 35,862,328 shares remaining available for issuance, after giving effect to 12,386,492 shares of our common stock that were subject to outstanding stock options, RSUs and warrants as of September 30, 2024 that may be issued by us without stockholder approval, as well as an additional 15,372,573 shares reserved for the future issuance of awards under our equity compensation plans.

Index
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended September 30, 2024, no such plans or other arrangements were adopted or terminated.

Item 6.	Exhibits.

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADMA Biologics, Inc.

Date:	November 7, 2024	By:	/s/ Adam S. Grossman
			Name:	Adam S. Grossman
			Title:	President and Chief Executive Officer

Date:	November 7, 2024	By:	/s/ Brad Tade
			Name:	Brad Tade
			Title:	Chief Financial Officer

Index
EXHIBIT INDEX

Exhibit Number	Description

10.1
Employment Agreement, dated July 24, 2024, by and between ADMA Biologics, Inc. and Brad Tade (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 26, 2024).

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
101*
The following materials from ADMA Biologics, Inc.’s Form 10-Q for the quarter ended September 30, 2024, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2024 (Unaudited) and December 31, 2023, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2024 and 2023, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited) for the three and nine months ended September 30, 2024 and 2023, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2024 and 2023, and (v) Notes to (Unaudited) Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.