Form 10-K
period 2024-12-31
ADMA BIOLOGICS, INC.
filed 2025-03-18
CIK 1368514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one): ☒ Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller Reporting Company ☐ Emerging Growth Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes ☒   No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was $2,535,856,298 as of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), based on a total of 226,820,778 shares of common stock held by non-affiliates and a closing price of $11.18 as reported on the Nasdaq Global Market on June 28, 2024.

As of March 10, 2025, there were 237,615,100 shares of the issuer’s common stock outstanding.

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

Special Note Regarding Forward-Looking Statements

Some of the information in this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and such forward-looking statements involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions that are not historical facts and typically are identified by use of terms such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project,” “continue,” or the negative thereof, or other variations or comparable terminology, although some forward-looking statements are expressed differently. The forward-looking statements included herein represent management’s current judgment and expectations, but our actual results, events and performance could differ materially from those in the forward-looking statements. These statements include statements about:

•	our ability to further commercialize ASCENIV and BIVIGAM;

•	our plans to develop, manufacture, market, launch and expand our commercial infrastructure and commercialize our current and future products and the success of such efforts;

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

•
our belief that we have addressed the delays experienced with final drug product current Good Manufacturing Practices (“cGMP”) release testing by our third-party vendors by adding additional release testing laboratories to our U.S. Food and Drug Administration (the “FDA”)-approved consortium listed in our drug approval documents;

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

•
our intellectual property position and the defense thereof, including our expectations regarding the scope of patent protection with respect to ASCENIV, SG-001 or other future pipeline product candidates;

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

•
future domestic and global economic conditions including, but not limited to, supply chain constraints, inflationary pressures or performance or geopolitical conditions, including the continuing conflicts in Europe and in the Middle East and surrounding areas and international trade and U.S. tariff policies and any anticipated effects of such policies on the pricing and availability of imported raw materials used in the production of our products.

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

This Annual Report on Form 10-K includes our trademarks, trade names and service marks, such as “ASCENIVTM”, “BIVIGAM®” and “Nabi-HB®”, which are protected under applicable intellectual property laws and are the property of ADMA Biologics, Inc., or its subsidiaries. Solely for convenience, trademarks, trade names and service marks referred to in this Annual Report may appear without the ® or ™ symbols, but the absence of such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with or endorsement or sponsorship of us by these other parties.

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

Through our ADMA BioManufacturing business segment, we currently have three products with U.S. Food and Drug Administration (the “FDA”) approval, all of which are currently marketed and commercially available: (i) ASCENIV (Immune Globulin Intravenous, Human – slra 10% Liquid), an Intravenous Immune Globulin (“IVIG”) product indicated for the treatment of Primary Humoral Immunodeficiency (“PI”), also known as Primary Immunodeficiency Disease (“PIDD”) or Inborn Errors of Immunity, in adults and adolescents, for which we received FDA approval on April 1, 2019 and commenced first commercial sales in October 2019; (ii) BIVIGAM , an IVIG product indicated for the treatment of PI, and for which we received FDA approval on May 9, 2019 and commenced commercial sales in August 2019; and (iii) Nabi-HB (Hepatitis B Immune Globulin, Human), which is indicated for the treatment of acute exposure to blood containing HBsAg and other listed exposures to Hepatitis B. We seek to develop a pipeline of plasma-derived therapeutics, including a product based on our most recently approved patent application under U.S. Patent Nos. 10,259,865 and 11,084,870 related to methods of treatment and prevention of S. pneumonia infection for an immunoglobulin manufactured to contain standardized antibodies to numerous serotypes of S. pneumoniae. We have successfully completed production of a pilot-scale batch and are conducting animal studies for our S. pneumoniae hyperimmune globulin program, SG-001. Our products and product candidates are intended to be used by physician specialists focused on caring for immune-compromised patients with or at risk for certain infectious diseases.

We manufacture these products at our FDA-licensed, plasma fractionation and purification facility located in Boca Raton, Florida with a peak annual processing capability of up to 600,000 liters (the “Boca Facility”). Based on current production yields, our completed and ongoing supply chain enhancements and capacity expansion initiatives, we believe this facility has the potential to produce sufficient quantities of our immune globulin (“IG”) products representing projected annual revenues greater than $490 million in 2025 and $605 million in 2026. These revenue targets translate to potential fiscal year 2025 and 2026 Adjusted Net Income exceeding $175 million and $235 million, respectively, and Adjusted EBITDA exceeding $225 million and $305 million, respectively. The foregoing financial targets do not account for the potential FDA approval of our innovative yield enhancement production process described below.

In December 2024, we successfully submitted a Prior Approval Supplement (the “PAS”) for potential approval of our innovative yield enhancement production process. Following FDA review of the submission, we anticipate receiving FDA approval by mid-2025, with potential revenue and earnings accretion expected in the second half of the year. This innovative process has demonstrated an ability to increase production yields by approximately 20% from the same starting plasma volume, potentially driving significant increases to financial targets, if approved.

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

From time to time we may provide contract manufacturing services for certain third-party clients. We also provide laboratory contracting services to certain customers and may provide contract filling, labeling and packing services utilizing our FDA-approved in-house fill-finish capabilities.

For the year ended December 31, 2024 we achieved net income of $197.7 million, the first time in our history that we achieved net income on a GAAP basis, and generated positive cash flow from operations of $118.7 million. Our improved operating results are primarily the result of the substantial revenue growth and continued physician, patient and payer acceptance of ASCENIV.

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

ASCENIV is approved for the treatment of PIDD or PI, a class of inherited genetic disorders that causes a deficient or absent immune system in adults and adolescents (12 to 17 years of age). Our pivotal Phase 3 clinical trial in 59 PIDD patients met the primary endpoint of no Serious Bacterial Infections (“SBI”) reported during 12 months of treatment. Secondary efficacy endpoints further demonstrated the benefits of ASCENIV in the low incidence of infection, therapeutic antibiotic use, days missed from work/school/daycare and unscheduled medical visits and hospitalizations. We believe this clinical data together with the FDA approval for the treatment of patients diagnosed with PIDD better positions ADMA to potentially further evaluate ASCENIV in immune-compromised patients infected with or at-risk for RSV infection or potentially other respiratory viral pathogens at an appropriate time. Due to the COVID-19 pandemic, our plans were delayed.  In the future, we may elect to work with the FDA and the immunology and infectious disease community to potentially design an appropriate clinical trial to evaluate the use of ASCENIV in this patient population. Commercial sales of ASCENIV commenced in October of 2019 and in 2023, we commenced manufacturing ASCENIV at the 4,400 Liter production scale. This expansion has improved the product’s margin profile and increased plant production capacity as fewer batches are needed to support our revenue goals. ASCENIV’s prescriber and patient base continued to expand during 2024, which drove record utilization and pull-through for this product. These elevated demand trends have sustained into 2025, and ADMA currently expects that this product’s rapid growth will continue throughout 2025 and beyond.

We anticipate filing our supplemental Biologics License Application (“sBLA”) in mid-2025, with potential FDA approval in the first half of 2026, for the expansion of ASCENIV’s label to include the pediatric setting for patients who are two years and older.

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

On May 9, 2019, the FDA approved the PAS for the use of our IVIG manufacturing process (known as fractionation), thereby enabling us to re-launch and commercialize this product in the U.S. We resumed production of BIVIGAM during the fourth quarter of 2017 and commercial production is ongoing, using our FDA-approved IVIG manufacturing process under U.S. Department of Health and Human Services (“HHS”) License No. 2019. The commercial re-launch and first commercial sales for this product commenced in August of 2019.

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

Evaluation of ASCENIV in PIDD Patients

PIDD or PI, also known as Inborn Errors of Immunity, is a genetic disorder that causes a deficient or absent immune system, is caused by hereditary or genetic defects, and can affect anyone regardless of age or gender. PIDD patients are more vulnerable to infections and more likely to suffer complications from these infections. IVIG is a plasma-derived product that is used to prevent serious infections in patients with PIDD. It is comprised of polyclonal antibodies, which are proteins produced by B-cells that are used by the body’s immune system to neutralize foreign objects such as bacteria and viruses. It is estimated that there are about 250,000 diagnosed PIDD patients in the U.S., approximately half of whom are treated with IVIG regularly. As reported by The Plasma Proteins Market In The United States, the U.S. sales of immune and hyperimmune globulin products for all its uses were reported to be approximately $12 billion in 2023 and are expected to exceed $20 billion by 2030.

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

In October 2019, we announced the successful treatment of ASCENIV in two children suffering with RSV through our compassionate use program.  The two immunocompromised children admitted to the Mayo Clinic each were diagnosed with T-cell lymphoblastic lymphoma. Both patients were undergoing delayed intensification chemotherapy and each were diagnosed with RSV Lower Respiratory Tract Infection (“LRTI”). Both children were treated with ASCENIV under an emergency FDA Investigational New Drug (“IND”) protocol.

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

Our Strategy

Our goal is to be a leader in manufacturing, marketing and developing specialty biologics that are intended to extend and enhance the lives of individuals who are naturally or medically immune-compromised. The key elements of our strategy for achieving this goal are as follows:

•
Continue to expand the commercial production of our IG products and notably drive a revenue mix shift favoring sales of ASCENIV for the treatment of patients with PI. We continue to enhance our recruiting initiatives and expand our existing specialty commercial sales force and commercial-facing organization to market ASCENIV and BIVIGAM to appropriate sites of care, including home healthcare infusion facilities, hospitals, physician offices/clinics and other specialty treatment and infusion center organizations. We also anticipate staffing our Company with additional personnel for patient support, medical affairs, quality assurance, quality control, inventory management, regulatory affairs, manufacturing, scientific affairs and third-party reimbursement. We currently use and may continue to partner with a network of national distributors to fulfill orders for ASCENIV and BIVIGAM.

•
Expand ASCENIV’s FDA-approved uses. Having received approval by the FDA for ASCENIV as a treatment for PIDD, we may elect to evaluate the clinical and regulatory paths to grow the ASCENIV franchise through expanded FDA-approved uses. We plan to leverage our previously conducted randomized, double-blind, placebo-controlled Phase II clinical trial evaluating RI-001, ASCENIV’s predecessor product candidate, as well as the drug’s real-world impact on patient outcomes, to drive further penetration into ASCENIV’s targeted market principally comprised of patients suffering from complex and comorbid primary immunodeficiencies.

•
Improve the Boca Facility’s and ADMA BioCenters’ operating efficiencies, yields and gross margins. During 2025, we plan to advance our biologic production yield enhancement initiative to capture additional IG production yields from our manufacturing process with the same quantities of starting raw material. These initiatives are subject to further evaluation and requisite regulatory review. In December 2024, we successfully submitted a PAS for potential approval of our innovative yield enhancement production process. Following FDA review of the submission, we anticipate receiving FDA approval by mid-2025, with potential revenue and earnings accretion expected in the second half of the year. This innovative process has demonstrated an ability to increase production yields by approximately 20% from the same starting plasma volume, potentially driving significant increases to financial targets, if approved. During 2021, we received FDA approvals for our 4,400L expanded IVIG production scale, as well as our in-house fill-finish and related operations production line using our aseptic filling machine. In 2023, we commenced manufacturing ASCENIV at the 4,400 Liter production scale, and for the full year ended December 31, 2024, substantially all of our production batches sold were produced at the expanded 4,400 Liter scale. This expansion has improved the product’s margin profile and increased plant production capacity as fewer batches are needed to support revenue goals.

•
Broadly Implement Innovative AI Program, ADMAlytics, to improve efficiencies across our supply chain and production operations. In February 2024, we announced the successful initial use of our Artificial Intelligence (AI) program, named ADMAlytics. ADMAlytics combines AI and machine learning to improve and predict outcomes for production and operational processes. In early 2024, we successfully produced our first batch of ASCENIV utilizing our innovative ADMAlytics software to prospectively automate and realize efficiency improvements to plasma pooling during commercial manufacturing. In the third quarter of 2024, we successfully expanded implementation of ADMAlytics to our commercial division. When fully implemented, ADMAlytics is expected to further optimize our commercial growth strategy. The benefits of ADMAlytics include increased production efficiency, enhanced visibility into the 7–12-month manufacturing process, optimized commercial planning, streamlined plasma pooling, and reduced variability and personnel hours. These efficiencies are expected to further benefit our rapid earnings growth outlook.

•
Label expansion. Upon regulatory approval, the ongoing post-marketing clinical study of ASCENIV, which has successfully completed enrollment, may provide a label expansion opportunity to include pediatric-aged PI patients as well as additional publications supporting product safety. We anticipate filing our sBLA in mid-2025, with potential FDA approval in the first half of 2026, for the expansion of ASCENIV’s label in the U.S. to include the pediatric setting for patients who are two years and older.

•
Expand and develop our pipeline with additional specialty plasma and/or hyperimmune immunoglobulin products. Our core competency is in the development, manufacturing, testing and commercialization of plasma-derived therapeutics. We believe there are a number of under-addressed medical conditions for which plasma-derived therapeutics may be beneficial. Utilizing our intellectual property patents, which include our proprietary testing assay and other standardization methods and technologies, we have identified potential new product candidates that we may advance into preclinical activities. As part of expanding our product pipeline, we are developing an S. pneumonia hyperimmune globulin, and in 2024 we successfully produced a pilot-scale batch of this pipeline program, named SG-001. We are currently conducting animal studies for SG-001. S. pneumonia is the predominant cause of community-acquired pneumonia in the U.S., ranking as the ninth leading cause of overall mortality. We believe the strategic importance and unmet need are evident in both the prophylactic and therapeutic settings where documented anti-infective resistance is on the rise. Approximately one million U.S. adults contract pneumococcal pneumonia annually, resulting in 400,000 hospitalizations and a 5-7% mortality rate, of which approximately 7,000 deaths annually are attributable to anti-infective resistance. Despite vaccine availabilities, vaccine-naive and immune-compromised patient populations remain at risk and could potentially benefit from the immediately available neutralizing antibodies conferred with a hyperimmune globulin in both the in-patient and out-patient treatment settings.  We estimate that an S. pneumonia hyperimmune globulin, if approved, has the potential to generate peak annual revenue of $300-500 million.

Primary Immunodeficiency Disease

PIDD is a class of hereditary disorders characterized by defects in the immune system, due to either a lack of necessary antibodies or a failure of these antibodies to function properly. According to the World Health Organization, there are over 150 different presentations of PIDD. As patients suffering from PIDD lack a properly functioning immune system, they typically receive monthly, outpatient infusions of IVIG therapy. Without this exogenous antibody immune support, these patients would be susceptible to a wide variety of infectious diseases. PIDD has an estimated prevalence of 1:1,200 in the U.S., or approximately 250,000 people. As reported by The Plasma Proteins Market In The United States 2023 and Marketing Research Bureau Inc., October 2023, the U.S. market for IG in 2023 was approximately $12 billion and is expected to exceed $20 billion by 2030.

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

Plasma is collected using a process known as “plasmapheresis.” During plasmapheresis, a donor’s blood is drawn into a specialized medical device that separates the plasma component through centrifugation, and then returns the other blood components back into the donor’s bloodstream. Plasmapheresis is performed utilizing an FDA-authorized, automated device with a sterile, self-contained collection kit. The plasma that is collected is known as “normal source plasma.” There are over 1,000 plasma donation centers in the U.S. As noted in a variety of plasma industry trade reports and related conferences, approximately 55.4 million liters of source plasma were collected in the U.S. in 2023. In the U.S., a donor may donate plasma a maximum of two times during any seven-day period, with at least two days in between donations. Plasma donation centers in the U.S. typically pay donors $50 to $100 per donation and some donors with rare or high antibody levels can be paid more.

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

As reported by The Plasma Proteins Market In The United States 2023 and Marketing Research Bureau Inc., October 2023, the U.S. sales of immune and hyperimmune globulin products for all its uses were reported to be approximately $12 billion in 2023 and are expected to exceed $20 billion in 2030. IVIG products are used to treat primary immune deficiencies, certain autoimmune diseases, and other illnesses for immune-compromised patients and certain neuropathy indications. New research and data, secondary immune deficiencies, additional labeled indications, an aging population and emerging countries with new markets are all adding to the worldwide demand and growth of IVIG utilization.

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

Once our drug-substance is produced in the Boca Facility, the product is further processed by certain third- party fill-finish providers or through our own in-house fill-finish process, which was approved by the FDA in the second half of 2021. Labeling and packaging operations must further comply with regulatory requirements and products must be labeled in accordance with their regulatory approval and Drug Supply Chain Security Act (“DSCSA”) serialization requirements.  The end-to-end production cycle can take approximately seven to 12 months for a batch of FDA released drug product. Since 2020, we have successfully implemented several manufacturing and supply chain enhancements, including the purchase and installation of a new aseptic filling machine and the manufacturing of ASCENIV and BIVIGAM at an increased scale.  These initiatives are designed to reduce operating costs, improve margins and provide for faster production cycle turnaround time, ultimately providing increased control and independence from third-party vendors and contractors.

ADMA BioCenters has a total of ten source plasma collection facilities in its network, all of which are FDA-licensed, and should allow the Company to be essentially self-sufficient for its raw material normal source plasma supply to produce its commercial IG product portfolio. Three of our ADMA BioCenters plasma collection facilities also have approvals from the South Korean MFDS and licensure from the FDA for the collection and sale of Hepatitis B hyperimmune plasma obtained from immunized donors. At the present time, we do not plan to build additional plasma collection facilities beyond the existing ten, but we continue to have third-party supply contracts in place to augment our vertically integrated plasma collections.

Pursuant to the terms of a Plasma Purchase Agreement dated as of November 17, 2011 (the “2011 Plasma Purchase Agreement”), we agreed to purchase from our former contract manufacturer an annual minimum volume of source plasma containing antibodies to RSV to be used in the manufacture of ASCENIV. We must purchase a to-be-determined and agreed upon annual minimum volume from the counterparty, and under the original 2011 Plasma Purchase Agreement we were permitted to also collect high-titer plasma from up to five wholly-owned ADMA plasma collection facilities. During 2015, we amended the 2011 Plasma Purchase Agreement to (i) allow us to collect our raw material high-titer plasma from any number of wholly-owned ADMA plasma collection facilities and (ii) allow us to purchase our raw material high-titer plasma from other third-party collection organizations, in each case, provided that the annual minimum volumes from our former contract manufacturer were met, thus allowing us to expand our reach for raw material supply as we execute our commercialization plans for ASCENIV. On December 10, 2018, our former contract manufacturer assigned its rights and obligations under the 2011 Plasma Purchase Agreement to Grifols Worldwide Operations Limited (“Grifols”) as its successor-in-interest, effective January 1, 2019. Effective October 1, 2024, we entered into an Amended and Restated Plasma Purchase Agreement with Grifols (the “A&R Grifols Agreement”) with a term expiring in September 2039, after which it may be renewed for two additional multi-year periods if agreed to by the parties. Pursuant to the A&R Grifols Agreement, Grifols supplies, on a non-exclusive basis, to ADMA BioManufacturing a minimum of 35,000 liters of RSV plasma annually to be used in the manufacture of ASCENIV, with an escalating price per liter depending on the volume supplied in a given 12-month period, with a minimum annual price increase every 12 months.  Additionally, Grifols will be entitled to receive a fixed bonus payment in the event that a specified liter amount of high-titer plasma is supplied to us in any 12-month period during the term of the A&R Grifols Agreement.

Effective August 6, 2024, we entered into a Plasma Purchase Agreement with KEDPlasma LLC (“KEDPlasma”) with a term expiring in July 2031, after which it may be renewed for an additional multi-year period if agreed to by the parties (the “KEDPlasma Agreement”).  Pursuant to the KEDPlasma Agreement, KEDPlasma supplies, on a non-exclusive basis, to ADMA BioManufacturing a minimum of 35,000 liters of RSV plasma annually commencing with the 12-month period ending July 31, 2026, with an escalating price per liter depending on the volume supplied in a given 12-month period. The price per liter of high titer plasma supplied pursuant to the KEDPlasma Agreement is also scheduled to increase on an annual basis. Additionally, KEDPlasma will be entitled to receive a fixed bonus payment in the event that a specified liter amount of RSV plasma is supplied to us in any 12-month period during the term of the KEDPlasma Agreement.

The A&R Grifols Agreement, the KEDPlasma Agreement, our other plasma agreements with third parties and ADMA’s collection centers should allow us to source high titer plasma from approximately 250 collection centers in the U.S.

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

Major Customers

For the year ended December 31, 2024, two customers, BioCARE, Inc. (“BioCare”) and Priority Healthcare Distribution, Inc. (“Curascript”), represented an aggregate of 72% of our consolidated revenues.

Competition

The plasma products industry is highly competitive. We face, and will continue to face, intense competition from both U.S.-based and foreign producers of plasma products, some of which have lower cost structures, greater access to capital, greater resources for research and development, and more sophisticated marketing capabilities.

 These competitors may include but are not limited to: CSL Behring, Grifols, Takeda, Octapharma and BPL/Kedrion. There are four producers of plasma-derived products in the U.S. consisting of: CSL Behring, Grifols, Takeda and ADMA Biologics. In addition to competition from other large worldwide plasma product providers, we face competition in local areas from smaller entities. In Europe, where the industry is highly regulated and healthcare systems vary from country to country, local companies may have greater knowledge of local healthcare systems, more established infrastructures and existing regulatory approvals or a better understanding of the local regulatory process, allowing them to market their products more quickly. Moreover, plasma therapy generally faces competition from non-plasma products and other courses of treatments. For example, recombinant Factor VIII products compete with plasma-derived products in the treatment of Hemophilia A.

New technologies are being developed by biotech and pharmaceutical companies which may impact physician prescription and patient usage of IVIG.  One such therapy approved by the FDA in 2021 is an anti-FcRn inhibitor (neonatal Fc receptor, IgG receptor) which is a protein in humans responsible for maintaining IgG levels.  This FDA approved anti-FcRn is for the treatment of generalized Myasthenia Gravis that may impact a subset of overall general IVIG usage.  Other such FcRn potential targeted indications in development that may disrupt general IVIG usage may include but are not limited to: Chronic Inflammatory Demyelinating Polyradiculoneuropathy (“CIDP”), a rare type of autoimmune disorder, Immune Thrombocytopenic Purpura (“ITP”), a blood disorder characterized by a decrease in the number of platelets in the blood and Pemphigus Vulgaris (“PV”), a rare type of autoimmune disorder.

Intellectual Property

We rely on a combination of patents, patent applications, copyrights and trademarks, as well as contracts, such as confidentiality, material data transfer, nondisclosure, non-competition, license and invention assignment agreements, to protect our intellectual property rights. We also rely upon trade secret laws to protect unpatented know-how and advancing technological innovation.

We have intellectual property (patents, know-how, etc.) related to our immunotherapeutic compositions, manufacturing processes, immunotherapeutic treatment, and related methods and formulations.

Patents related to our immune globulin product ASCENIV include U.S. Patent No. 9,107,906, which covers compositions comprising pooled plasma, as well as immunoglobulin prepared therefrom, that contains a standardized, elevated titer of RSV neutralizing antibodies and elevated levels of antibodies specific for one or more other respiratory pathogens, as well as methods of making and using the compositions. U.S. Patent Nos. 9,714,283, 9,815,886, 9,969,793, 10,683,343, 11,339,206 and 11,780,906, encompassing immunotherapeutic compositions and immunotherapeutic methods proprietary to us, also relate to ASCENIV.  Additional U.S. and numerous foreign patents and patent applications also pertain to this technology.

We also hold intellectual property, including patents and patent applications, related to immunotherapeutic compositions and immunotherapeutic methods for the treatment and prevention of S. pneumonia infection. U.S. Patent Nos. 10,259,865, 11,084,870 and 11,897,943, each with a term through 2037, pertain to various aspects of this technology. Additional U.S. and numerous foreign patent applications also relate to this technology.

We continue to prepare, file, and prosecute patent applications to provide broad and strong protection of our proprietary rights, including applications focused on existing and future products.

We seek to enhance and ensure our competitive position through a variety of means, including our unique and proprietary plasma donor selection criteria, our proprietary formulation methodologies and proprietary reagents, controls, testing standards, standard operating procedures and methods used in our anti-RSV microneutralization assay. While we intend to defend against threats to our intellectual property, litigation can be costly and there can be no assurance that our patents will be enforced or that our trade secret policies and practices or other agreements will adequately protect our intellectual property. We seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. These processes, systems, and/or security measures may be breached, and we may not have adequate remedies as a result of any such breaches. Third parties may also own or could obtain patents that may require us to negotiate licenses to conduct our business, and there can be no assurance that the required licenses would be available on reasonable terms or at all.

In addition, our trade secrets may otherwise become known or be independently discovered by competitors. We also seek to protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants, scientific advisors and contractors. Although we rely, in part, on confidentiality, nondisclosure, non-competition and invention assignment agreements with employees, consultants and other parties with access to our proprietary information to protect our trade secrets, proprietary technology, processes and other proprietary rights, there can be no assurance that these agreements or any other security measures related to such trade secrets, proprietary technology, processes and proprietary rights will be adequate, will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third parties will not otherwise gain access to our trade secrets or proprietary knowledge. To the extent that our consultants, contractors or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

We continue to invest in growing brand awareness globally. Our brand marketing is designed to increase awareness of the ADMA Biologics trade name and our product offerings by building on our industry reputation and strength of relationships. We hold multiple trademarks, including but not limited to ADMA, ADMA Biologics (including logo), ASCENIV, BIVIGAM, CIVACIR, Nabi-HB, Designed to Deliver, Partner in Protection and Advantage Ig. We will continue to allocate and expend resources to maintain and build market and consumer awareness and will defend our brand to the fullest extent possible.

Government Regulation and Product Approval

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon, among other things, the testing (preclinical and clinical), quality control, research and development, approval and post-approval monitoring and reporting, manufacturing, labeling, storage, recordkeeping, advertising, promotion, import, export, marketing, sales and distribution of our products and product candidates. If we do not comply with applicable requirements, we may be subject to civil penalties, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, fines, refusal by the government to approve our marketing applications and supplemental applications or to allow us to manufacture or market our products, and criminal prosecution, and we may be debarred or excluded from participation in government healthcare programs. These requirements are continually evolving.  We and our manufacturers may also be subject to regulations under other federal, state and local laws.

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

Our submission of an IND, or those of our collaboration partners, may not result in the FDA allowing us to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. The FDA must also approve certain changes to an existing IND, such as certain manufacturing changes. Further, an independent IRB duly constituted to meet FDA requirements for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center and it must monitor the safety of the study and study subjects until completed. Special clinical trial ethical considerations also must be taken into account if a study involves children. The FDA, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive GCP requirements and regulations for informed consent and must be conducted with product meeting cGMPs. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee, which reviews data and makes recommendations to the sponsor regarding the trial.

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

After the FDA conducts its in-depth review of the application and after the inspection of the manufacturing facilities and clinical trial sites, the FDA issues either an approval letter or a Complete Response Letter (“CRL”). A CRL generally outlines the deficiencies in the submission and may also require additional clinical or other data, including one or more additional pivotal Phase III clinical trials. Even if such requested data are submitted, the FDA may ultimately decide that the BLA does not satisfy the criteria for approval and issue a denial of the BLA. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we do. If the FDA’s evaluations of the BLA, the clinical and manufacturing procedures and facilities are favorable, the FDA may issue an approval letter. If the evaluations are not favorable the FDA will issue a CRL, which may contain the conditions that must be met in order to secure final approval of the BLA. If a CRL is issued, a company has up to 12 months to resubmit or withdraw the BLA, unless the FDA allows for an extension as requested by a sponsor. If a CRL is issued, resubmissions for original applications and supplements of different types are subject to varying agency review procedures and review timing goals. For example, upon the resubmission of an original BLA application or efficacy supplement, CBER will classify the resubmission as either Class 1 (triggering a two-month review goal for the FDA) or Class 2 (triggering a six-month review goal for the FDA) depending on the circumstances. CBER also includes specific goals for review of manufacturing and labeling supplements, though in practice, FDA reviews may take longer than the stated goals.

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

 Even if the FDA approves a product, it may limit the approved indications or populations for use of the product, require that contraindications, warnings, or precautions be included in the product labeling, including a boxed warning, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms under a REMS. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing can materially affect the potential market and profitability of the product. The FDA may also not approve label statements that are necessary for successful commercialization and marketing. Products may be marketed only for the FDA-approved indications and in accordance with the FDA-approved label. The FDA does not allow drugs to be promoted for “off-label” uses – that is, uses that are not described in the product’s approved labeling and that differ from those that were approved by the FDA. Furthermore, the FDA generally limits approved uses to those studied in clinical trials. If there are any modifications to the product, including changes in indications, other labeling changes, or manufacturing processes or facilities, we may be required to submit for and obtain FDA approval of a new BLA or BLA supplement, which may require us to develop additional data or conduct additional preclinical studies and clinical trials, and/or require additional manufacturing data.

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

Changes to the manufacturing process are strictly regulated and often require prior FDA approval before implementation. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort towards production and quality control to maintain cGMP compliance.

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

Pharmaceutical Pricing and Reimbursement of Our Products
In the United States, our activities are potentially subject to additional regulation by various federal, state and local authorities in addition to the FDA, including CMS, other divisions of HHS (e.g., the Office of Inspector General), the U.S. Department of Justice (“DOJ”) and individual U.S. Attorney offices within the DOJ, and state and local governments. If a drug product is reimbursed by Medicare or Medicaid, pricing and rebate programs must comply with, as applicable, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 as well as the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 (the “OBRA”), the Veterans Health Care Act of 1992, Deficit Reduction Act of 2005, Patient Protection and Affordable Care Act (the “ACA”), and the Inflation Reduction Act of 2022, each as amended. Among other things, the OBRA requires drug manufacturers to calculate and report complex pricing metrics used to determine rebates paid on prescription drugs to state Medicaid programs. Under the Veterans Health Care Act (the “VHCA”), drug companies are required to offer “covered drugs” (including all drugs approved under an NDA) at no more than a statutory ceiling price, calculated based on a manufacturer’s required price calculations, to four federal agencies, including the U.S. Department of Veterans Affairs (“VA”), Indian Health Service, and Department of Defense (“DoD”), and the Public Health Service (“PHS”). Also, under the VHCA, manufacturers are required to offer drugs for sale at no more than a separate statutory ceiling price calculated by the manufacturer to Public Health Service designated entities in order to participate in other federal funding programs including Medicaid. Legislation subsequent to the VHCA has required that certain discounted prices under the VHCA also be offered for specified DoD purchases for its TRICARE program via a rebate system. Participation under the VHCA requires submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulation.

Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including criminal and significant civil monetary penalties, damages, fines, imprisonment, exclusion from participation in government healthcare programs, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private “qui tam” actions brought by individual whistleblowers in the name of the government, suspension or debarment prohibiting us from participating in federal procurement and non-procurement transactions, including government contracts, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

In order to distribute products commercially, we must comply with state laws that require the registration of manufacturers and wholesale distributors of pharmaceutical products in a state, including, in some states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Several states have enacted legislation requiring pharmaceutical companies to, among other things, establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing specified physician prescribing data to pharmaceutical companies for use in sales and marketing, and to prohibit other specified sales and marketing practices. Additionally, some states have enacted laws that cap increases in prices charged for drugs in that state. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws.

All sales in the U.S. of BIVIGAM, ASCENIV and Nabi-HB depend in part upon the availability of reimbursement from third-party payers. Third-party payers include government health programs, managed care providers, private health insurers and other organizations. Our products are reimbursed or purchased under several government programs, including Medicaid, Medicare Parts B and D, the 340B Drug Pricing Program/Public Health Service program, and pursuant to an existing contract with the Department of Veterans Affairs. Medicaid is a joint state and federal government health plan that provides covered outpatient prescription drugs for low-income and disabled individuals. Under Medicaid, drug manufacturers pay rebates to the states based on utilization data provided by the states. CMS has issued a permanent, product-specific-J-code for ASCENIV.  Under the HCPCS, the J-code (J1554) became effective April 1, 2021.

Significant uncertainties exist as to the coverage and reimbursement status of our current products as well as any products for which we may obtain regulatory approval. In the U.S., sales of BIVIGAM, ASCENIV and Nabi-HB, as well as any products for which we may receive regulatory approval for commercial sale will depend in part on the availability of coverage and reimbursement from third-party payers. Third-party payers include government authorities, managed care providers, private health insurers and other organizations. No uniform policy of coverage and reimbursement for drug products exists. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products will be made on a payor-by-payor basis. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. The process for determining whether a payer will provide coverage for a drug product may be separate from the process for setting the reimbursement rate that the payer will pay for the drug product. Third-party payers may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drugs for a particular indication. Third-party payers also may choose not to cover our products or implement measures such as prior authorizations and step-throughs to secure coverage and reimbursement. Moreover, a payer’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

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

The U.S. government and state legislatures have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, limitations on coverage, increased rebates, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. For example, the ACA and the companion Healthcare and Education Reconciliation Act (which together are referred to as the “Healthcare Reform Law”) contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs. Similarly, the Inflation Reduction Act of 2022 requires manufacturers of selected drugs to negotiate discounted prices with the Secretary of the Department of Health and Human Services. Failure to reach an agreement can subject manufacturers to an excise tax or withdraw of all drug products from coverage under Medicare and Medicaid. We have addressed additional reforms related to government pricing programs that could be relevant to our products below. These and any additional healthcare reform measures could further constrain our business or limit the amounts that federal and state governments will pay for healthcare products and services, which could result in additional pricing pressures. Adoption of government controls and measures and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals.

The marketability of our current products and any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payers fail to provide adequate coverage and reimbursement. In addition, the emphasis on cost containment measures in the U.S. has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Adoption of price controls and cost-containment measures, along with adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved product(s). Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products, less favorable coverage policies and reimbursement rates may be implemented in the future. Any reduction in reimbursement from Medicare and/or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent the generation of revenue, attainment of profitability, or commercialization of products. In addition, it is possible that there will be further legislation or regulation that could harm our business, financial condition, and results of operations.

Government Price Reporting
Manufacturers participate in, and have certain price reporting obligations under, the Medicaid Drug Rebate Program, state Medicaid supplemental rebate program(s), and other governmental pricing programs. Effective for calendar quarters beginning January 1, 2022, manufacturers are required to report the average sales price for certain drugs under the Medicare program regardless of whether the manufacturer participates in the Medicaid Drug Rebate Program.  Previously, this reporting obligation extended only to manufacturers participating in the Medicaid Drug Rebate Program. Under this Program, manufacturers are required to pay a rebate to each state Medicaid program for covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available for their drugs under Medicaid and Part B of the Medicare program.

Medicaid rebates are based on pricing data reported by manufacturers on a monthly and quarterly basis to the CMS, the federal agency that administers the Medicaid and Medicare programs. This data includes the average manufacturer price and, in the case of innovator products, the best price for each drug, which, in general, represents the lowest price available from the manufacturer to any entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts, and other price concessions. The amount of the rebate is adjusted upward if the average manufacturer price increases more than inflation (measured by reference to the Consumer Price Index–- Urban). Previously, the rebate was capped at 100% of the average manufacturer price, but, effective January 1, 2024, this cap on the rebate was removed, and our rebate liability could increase accordingly.

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

Civil monetary penalties can be applied if a manufacturer is (1) found to have knowingly submitted any false pricing or other information to the government, (2) found to have made a misrepresentation in the reporting of average sales price, or (3) fails to submit the required data on a timely basis. Such conduct also could be grounds for CMS to terminate a Medicaid Drug Rebate Program agreement, in which case federal payments may not be available under Medicaid or Medicare Part B for the manufacturer’s covered outpatient drugs.

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

In order to be eligible to have their products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies, including the VA, DoD, Coast Guard, and PHS and grantees, manufacturers must participate in the VA Federal Supply Schedule (“FSS”) pricing program. Prices for innovator drugs purchased by the VA, DoD, Coast Guard, and PHS are subject to a cap (known as the “Federal Ceiling Price”) equal to 76% of the annual Non-Federal Average Manufacturer price (“non-FAMP”) minus, if applicable, an additional discount. The additional discount applies if non-FAMP increases more than inflation (measured by reference to the Consumer Price Index – Urban (“CPIU”)). In addition, in the second and subsequent year, the price also is capped at the prior year FSS contract plus CPIU. Manufacturers must also participate in the Tricare Retail Pharmacy Program, under which they pay quarterly rebates to DoD for prescriptions of innovator drugs dispensed to Tricare beneficiaries through Tricare Retail network pharmacies. The governing statute provides for civil monetary penalties for failure to provide information timely or for knowing submission of false information to the government.

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

Congress also could enact a drug price negotiation program under which the prices for certain high Medicare spend single source drugs would be capped by reference to the non-FAMP price. This or any other legislative change could impact the market conditions for our products. We expect further continued scrutiny on government price reporting from Congress, federal agencies, and other bodies.

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

Anti-Fraud and Abuse Laws
We are also subject to numerous fraud and abuse laws and regulations globally.  In the U.S., there are a variety of Federal and state laws restricting certain marketing practices in the pharmaceutical industry pertaining to healthcare fraud and abuse, including anti-kickback laws and false claims laws. Our sales, marketing, patient support and medical activities may be subject to scrutiny under these laws. The U.S. Federal healthcare program Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving anything of value (“remuneration”) to induce (or in return for) the referral of business, including the purchase, recommendation or prescription of a particular drug reimbursable under Medicare, Medicaid or other federally financed healthcare programs. The statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and patients, prescribers, purchasers and formulary managers on the other. The Beneficiary Inducement Civil Monetary Penalties Law imposes similar restrictions on interactions between pharmaceutical manufacturers and federal healthcare program beneficiaries. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common manufacturer business arrangements and activities from prosecution and administrative sanction, the exceptions and safe harbors are drawn narrowly and are subject to regulatory revision or changes in interpretation by the DOJ, and the Office of Inspector General of the U.S. Department of Health and Human Services (“OIG”). Recent regulations eliminate the discount safe harbor protection for manufacturer rebates paid directly, or indirectly through a Pharmacy Benefit Manager (“PBM”) to Medicare Part D or Medicare Advantage plans. Recent legislation and a final rule promulgated on December 29, 2023 delayed implementation of this portion of the 2020 final rule until January 1, 2032. Practices or arrangements that involve remuneration may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute.  Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances.

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

Employee Development
The ongoing development of our employees continues to be a catalyst for our growth and success as a company. Many of our employees have obtained advanced degrees in their professions. We support our employees’ further development with individualized development plans, mentoring, coaching, department-level training, and conference attendance. Pursuant to our educational assistance policy, we also provide employees interested in furthering their formal education with tuition reimbursement for pre-approved coursework. We often require employees to complete a training effectiveness evaluation for instructor-led trainings at ADMA, and we use the results of these evaluations to improve future in-house trainings.

Health and Safety
We remain focused on promoting the total wellness of our employees, including resources, programs and services to support their physical, mental and financial well-being. For example, we host an internal health and wellness portal where employees can learn more about, among other things, mental health and stress management, weight management and financial wellness. The portal includes, among other things, mindfulness and meditation podcasts, flyers and newsletters dedicated to promoting mental health and gym discounts. We have recently bolstered our health insurance to cover the reimbursement of weight management therapies which were previously excluded by our insurance carrier. We have established safety policies and protocols, and we regularly update our employees with respect to any changes. We also encourage those who may be ill to stay home. To further protect our on-site employees, we have provided personal protective equipment and cleaning supplies. We have also provided general information updates and support for our employees to ensure that they have resources and information to protect their health and that of those around them, including their families and co-workers. Furthermore, we offer, at no cost, an Employee Assistance Program (“EAP”) to help employees and their dependents confidentially manage personal problems that they feel may adversely affect job performance or personal well-being. The EAP offers personal counseling services for a wide range of concerns, including alcohol abuse, drug abuse, parenting support, marital/family relationships, interpersonal problems on the job, stress, depression, and referrals for financial and/or legal challenges.

Employee Communications and Engagement
We employ a variety of tools to facilitate open and direct communication including open forums with executives (such as regular town hall meetings and management meetings), employee surveys and an open-door policy. We endeavor to further refine our employee programs through our employee engagement survey.  We actively monitor employee engagement to foster a supportive and high-performing workplace. In 2023, our engagement survey achieved a 92% participation rate, exceeding 91% in 2020, despite a 14% workforce increase - well above industry benchmarks. Results showed a 3% rise in overall engagement and an 11% improvement in leadership communication compared to the 2020 survey. Survey results are shared across the organization to provide greater transparency into employee responses and to reinforce how employee feedback directly informs leadership decisions. By consistently tracking and acting on engagement data, we strengthen our commitment to a collaborative, communicative, and employee-focused culture.

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

Employees

As of December 31, 2024, we had a total of 685 employees, eight of whom are part-time. Over the course of the next year, we anticipate hiring additional full-time employees devoted to compliance, production, quality assurance, quality control, plasma collection and processing, sales and marketing, medical and scientific affairs and administration, as well as hiring additional staff for our plasma collection centers as appropriate. We use Clinical Research Organizations (“CROs”), third parties and consultants to perform our post-marketing commitment clinical studies and other process and/or analytical development projects to augment our in-house capabilities and staff.

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

•
Although we achieved net income on a GAAP basis for the year ended December 31, 2024 for the first time, we may not be able to maintain profitability and continue to generate positive cashflows in the future.

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

•
Both of our business segments and our facilities, as well as our suppliers and contractors, are subject to periodic inspections by the FDA and other regulatory authorities, which, depending on the outcome of such inspections, could result in certain regulatory actions, including the issuance of observations, notices, citations, warning letters or other enforcement actions.

•	Business interruptions could adversely affect our business.

•
Although we have received approval from the FDA to market ASCENIV as a treatment for PIDD, our ability to market or seek approval for ASCENIV for alternative indications could be limited unless additional clinical trials are conducted successfully and the FDA approves a Biologics License Application (“BLA”) or other required submission for review.

•
With the approval of ASCENIV, there can be no assurance that we will be successful in further developing and expanding commercial operations, collecting and procuring an adequate supply of high-titer antibody RSV plasma or balancing our research and development activities with our commercialization activities.

•
We depend on third-party researchers, developers and vendors to develop, manufacture, supply materials for or test our products and product candidates, as well as for other pre-and post-approval services, and such parties’ performance is, to some extent, outside of our control.

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

•
Our accruals for U.S. Medicaid rebates and other liabilities related to the sale of our immunoglobulin products are estimates based on historical experience and other assumptions. These estimates are subject to change based on actual results and other factors. Any such change could have a material effect on our business, financial position and operating results.

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

Risks Relating to our Business

Although we achieved net income on a GAAP basis for the year ended December 31, 2024 for the first time, we may not be able to maintain profitability  andcontinue to generate positive cash flows in the future.

We have a history of losses through December 31, 2023, and we may not be able to maintain profitability. Although we achieved net income of $197.7 million for the year ended December 31, 2024, for the years ended December 31, 2023 and 2022, we incurred net losses of $28.2 million and $65.9 million, respectively. From our inception in 2004 through December 31, 2024, we have incurred an accumulated deficit of $308.6 million. We may not be able to maintain profitability in 2025 or beyond, and if we are unable to continue to consistently achieve positive cash flows we may need to finance our operations through additional equity or debt financings or corporate collaboration and licensing agreements. If, in the future, our operating or financial results for a particular period do not meet our guidance, analyst estimates or the expectations of investors, or if we reduce our guidance for future periods, our stock price may decline. Any sustained or increased profitability or financial performance may contribute to increased scrutiny from the investment community and applicable federal, state and foreign regulatory authorities and government bodies. We also expect to continue to incur significant operating and capital expenditures and anticipate that as our business continues to grow our operating expenses will increase accordingly as we:

•	expand commercialization and marketing efforts;

•	expand our research and development programs;

•	implement additional internal systems, controls and infrastructure;

•	hire additional personnel; and

•	expand production capacity at the Boca Facility.

As a result, we will need to continue to generate significant revenues in order to maintain profitability. We may not be able to generate these revenues or maintain profitability in the future.

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

Each of these risks could delay or prevent production, the completion of our finished drug product and the release of finished drug product by us or the FDA, which could result in higher costs or adversely impact our revenues. These risks could also result in the delay in obtaining clinical supplies, which would delay our development programs. In addition, our contract fill/finishers and our other third-party vendors may source their materials and supplies globally and are therefore subject to supply disruptions in the event of fire, weather related events such as hurricanes, wind and rain, international conflicts, strikes, embargoes, trade and sanction requirements and limits, other acts of God or force majeure events or global health occurrences and emergencies.

The estimates of market opportunity and forecasts of market and revenue growth included in our filings may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business could fail to grow at similar rates, if at all.

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. In particular, the size and growth of the overall U.S. IVIG and source plasma markets and the potential market opportunity for an S. pneumoniae hyperimmune globulin are subject to significant variables that can be difficult to measure, estimate or quantify. Additionally, we anticipate receiving FDA approval by mid-2025 for the PAS for our innovative yield enhancement production process, which has demonstrated an ability to increase production yields by approximately 20% from the same starting plasma volume, potentially driving significant increases to financial targets beginning in the second half of 2025, if approved. Although our financial targets for 2025 and 2026 described in Part 1, Item 1. Business- Overview do not account for the potential FDA approval of our innovative yield enhancement production process, in the event that the FDA does not approve the PAS, or in the event that such approval occurs after mid-2025, our growth rate may be materially impacted.

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

Geopolitical and economic conditions, war, terrorism or other military actions may have a material adverse effect on our business.

Geopolitical conflicts, war or other military action or international acts of terrorism may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in disruptions to our supply chain, delays or cancellations of customer orders, a general decrease in consumer spending, our inability to effectively market and distribute our products and/or our inability to access the capital markets, our business and results of operations could be materially and adversely affected. For example, in response to the ongoing conflict between Russia and Ukraine, the United States has imposed and may further impose, and other countries may additionally impose, broad sanctions or other restrictive actions against governmental and other entities in Russia. Additionally, further escalation of geopolitical tensions, such as ongoing conflicts in the Middle East and the surrounding areas could have a broader impact that extends into other markets where we do business. Additionally, rapid changes in U.S. trade policy, such as the imposition of additional tariffs and trade barriers, as well as potential retaliatory measures taken by other governments, could increase the price of and/or affect the availability of imported raw materials used in the production of our products. We are unable to predict whether geopolitical or economic conditions, acts of international terrorism or the involvement in a war or other military actions will result in any long-term commercial disruptions or if such involvement or responses will have any long-term material adverse effect on our business, results of operations, or financial condition.

Both of our business segments and our facilities, as well as our suppliers and contractors, are subject to periodic inspections by the FDA and other regulatory authorities, which, depending on the outcome of such inspections, could result in certain regulatory actions, including the issuance of observations, notices, citations, warning letters or other enforcement actions.

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

Product candidates require extensive clinical data analysis and regulatory review and may require additional testing. Clinical trials and data analysis can be very expensive, time-consuming and difficult to design and implement. The conduct of preclinical studies and clinical trials is subject to numerous risks and results of the studies and trials are highly uncertain. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. Furthermore, delays or setbacks can occur at any stage of the process, and we could encounter problems that cause us to abandon our product development programs and related IND applications or BLAs, or to repeat clinical trials. The commencement and completion of clinical trials or ultimate product approval for any current or future development product candidate may be delayed by several factors, including:

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

The clinical trial process may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a product candidate and may delay the development of other product candidates. Any delay in, or termination of, our clinical trials will delay our ability to commercialize our product candidates and generate product revenues.

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

•	The cost of clinical trials of our product candidates being greater than we anticipate;

•	Insufficient supply or inadequate quality of our product candidates or other materials necessary to conduct clinical trials;

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

If we are not able to generate revenue from our products and product candidates, our sources of revenue may continue to be from a product mix consisting only of plasma collection and sales revenues, revenues generated from sales of our FDA-approved commercial products and revenues generated from new contract manufacturing arrangements with third parties. We cannot assure you that we will receive the approvals necessary to commercialize any product candidate we may acquire or develop in the future or that we will be able to maintain our current approvals. In order to obtain FDA approval of any product candidate requiring FDA approval, our clinical development must demonstrate that the product candidate is safe for humans and effective for its intended use, and we must successfully complete an FDA BLA review. Obtaining FDA approval of a product candidate generally requires significant research and testing, referred to as preclinical studies, as well as human tests, referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in products that the FDA considers safe for humans and effective for indicated uses. The FDA has substantial discretion in the product approval process and may require us to conduct additional preclinical and clinical testing or to perform post-marketing studies or may require additional CMC or other data and information, and the development and provision of this data and information may be time-consuming and expensive. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may:

•	delay commercialization of, and our ability to derive revenues from, our product candidates;

•	impose costly procedures on us; and

•	diminish any competitive advantages that we may otherwise enjoy.

Even if we comply with all FDA requests, the FDA may ultimately reject our product candidate’s BLA. In addition, the FDA could determine that we must test additional subjects and/or require that we conduct further studies with more subjects. We may never obtain regulatory approval for any future potential product candidate or label expansion activity. Failure to obtain FDA approval for any of our product candidates will severely undermine our business by leaving us without the ability to generate additional accretive revenues. There is no guarantee that we will ever be able to develop or acquire other product candidates. In foreign jurisdictions, we must receive approval from the appropriate regulatory authorities before we can commercialize any products or product candidates outside the U.S. Foreign regulatory approval processes generally include all of the risks and uncertainties associated with the FDA review, inspection and approval procedures described above. We cannot assure you that we will receive the approvals necessary to commercialize any product candidate for sale outside the United States.

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

Since receiving FDA approval for ASCENIV, we have been commercializing this product while also continuing our research and development activities. There can be no assurance that we will be able to successfully manage the balance of our research and development operations with our commercialization activities. Potential investors and stockholders should be aware of the problems, delays, expenses and difficulties frequently encountered by companies balancing development of product candidates, which can include problems such as unanticipated issues related to clinical trials and receipt of approvals from the FDA and foreign regulatory bodies, with commercialization efforts, which can include problems related to managing manufacturing and supply, including supply chain constraints, reimbursement, marketing challenges, development of a comprehensive compliance program, and other related and additional costs. For example, the raw material plasma we collect and procure to manufacture ASCENIV using our patented proprietary microneutralization assay is comprised of plasma collected from donors which contains high-titer antibodies to RSV. This high-titer plasma which meets our internal specifications for the manufacture of ASCENIV that we are able to identify with our patented testing assay amounts to less than 10% of the total donor collection samples we test. As a result, we may experience an insufficient supply of this plasma.

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

Our products, and any additional products for which we may obtain marketing approval in the future, could be subject to post-marketing restrictions, new FDA guidance, or other regulatory actions, such as withdrawal from the market. Such products, as well as the manufacturing processes, post-marketing studies and measures, labeling and advertising and promotional activities for such products, among other things, are subject to ongoing regulatory compliance requirements, and oversight, review, and inspection by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, adherence with labeling and promotional requirements and restrictions, requirements related to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding safeguarding the drug supply chain as well as the distribution of samples to physicians and recordkeeping. For example, the FDA’s approval of our application supplement to allow for the commercial relaunch of BIVIGAM, as well as the FDA’s approval of our BLA for ASCENIV, required us to conduct specified post-marketing studies, including pediatric and safety studies. If, during the post-marketing period (after marketing approval) previously unknown adverse events emerge, there is the discovery that the product is less effective than previously thought, or other potential concerns regarding our products or their manufacturing processes emerge, or we are observed in any way to fail to comply with the numerous regulatory requirements to which we are subject, those circumstances may yield various results, including:

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

For the years ended December 31, 2024 and 2023, two customers, BioCARE, Inc. (“BioCare”) and Priority Healthcare Distribution, Inc. d/b/a CuraScript SD Specialty Distribution (“Curascript”), represented an aggregate of approximately 72% of our consolidated revenues.

As of December 31, 2024, three customers, BioCare, Healix Infusion Therapy, LLC (“Healix”) and Cencora, Inc. (f/k/a AmerisourceBergen Corporation), represented an aggregate of approximately 91% of our consolidated accounts receivable. As of December 31, 2023, five customers, BioCare, Healix, Curascript, Cencora, Inc. and Reliance Life Sciences Pvt. Limited (“Reliance”), represented an aggregate of approximately 98% of our consolidated accounts receivable.

The loss of any key customers or a material change in the revenue generated by any of these customers, other than Reliance, could have a material adverse effect on our business, results of operations and financial condition. Moreover, we anticipate deriving increased revenue from some of these customers over the next few years. Factors that could influence our relationships with our customers include, among other things:

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

In addition, as a manufacturer of biological products, we are subject to the risks inherent in biological production, which could include normal course losses and failures inherent in the manufacturing process. As our biologics production levels increase, there may be normal course inventory losses or write-downs as we ensure product quality and compliance with cGMP, FDA and state and local regulations, or due to testing results not meeting specifications. As a result, our operating results are subject to potentially significant variability from one reporting period to the next should such losses or write-downs occur in any given period. Additionally, because our products and product candidates are plasma-based products, not only are we subject to the FDA’s drug and biologic cGMP requirements, but we are also subject to special requirements for the collection, testing, handling, storage, and use of blood products.  This adds an extra level of compliance and complexity to our operations, which we may not be able to successfully meet.  Failure to meet any regulatory quality standards could have an adverse impact on our business.

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

Our gross product revenues are subject to a variety of deductions which are estimated and recorded in the same period that the revenues are recognized. These deductions primarily consist of rebates, distribution fees, chargebacks and sales allowances. These deductions represent estimates of the related obligations, some of which are contractual in nature and do not require extensive judgment to be exercised by management, while other estimates require complex or subjective matters of knowledge and judgment when estimating the impact of these revenue deductions on net revenues for a reporting period. Significant estimates include, among other things, accruals for U.S. Medicaid rebates related to the sale of our immunoglobulin products. We accrue these rebates at the time of sale based on our estimates of the sales mix of our products and the portion of the products we sell that will be prescribed to Medicaid beneficiaries. These estimates are based on historical experience and certain other assumptions, and while we believe that such estimates are reasonable, they are subject to change based on future experience, Medicaid utilization trends and other factors.  If any of our ratios, factors, assessments, experiences or judgments are not indicative or accurate estimates of our future experience, our results could be materially affected. Estimates that are most at risk for material adjustment include those associated with U.S. Medicaid rebates because of the extensive time delay between the recording of the accrual and its ultimate settlement, an interval that can generally take up to several years or more. These estimates may change from time to time based on changes in utilization, payer and channel mixes or the ultimate settlement or resolution of payor claims. For example, during 2024 we engaged a third-party specialist to assist in the evaluation of our accrual for U.S. Medicaid rebates related to the sale of our immunoglobulin products. As a result of this evaluation, we recognized a reduction in this accrual and a corresponding increase to net revenues of $12.6 million for the year ended December 31, 2024. We considered several qualitative factors when evaluating our rebate accrual, such as the absence of a statutory limitation on the rebate amounts drug manufacturers pay to state Medicaid programs and general uncertainty that pharmaceutical manufacturers have historically seen with government payors often submitting lagged claims many periods after the initial dispensing of a product to an end patient. There was additional new information that arose during June 2024 that suggested our liabilities for certain payor claims were successfully resolved, which resulted in the $12.6 million adjustment to the accrual for U.S. Medicaid rebates in June 2024.

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

Our current product development portfolio consists primarily of label expansion activities for ASCENIV, as well as expanding our IP estate with patents issued for S. pneumoniae hyperimmune IG. We have initiated small-scale preclinical activities to potentially expand our current portfolio through new product development efforts. If we are not successful in developing or acquiring additional products and product candidates, we will have to depend on our ability to continue to generate revenues from ASCENIV, BIVIGAM, Nabi-HB, contract manufacturing and plasma attributable to the operations of ADMA BioCenters to support our operations.

Our ADMA BioCenters operations collect information from donors in the United States that subjects us to consumer and health privacy laws, which could create enforcement and litigation exposure if we fail to meet their requirements.

Consumer privacy is highly protected by federal and state law. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, impose requirements with respect to safeguarding the privacy, security and transmission of protected health information (“PHI”) held by covered entities and business associates. HIPAA “covered entities” include health plans/insurers, healthcare providers engaging in HIPAA standard electronic transactions and healthcare clearinghouses. A “business associate” provides services to covered entities (directly or as subcontractors to other business associates) involving arranging, creating, receiving, maintaining, or transmitting PHI on a covered entity’s behalf.  In order to legally provide access to PHI to service providers, covered entities and business associates must enter into a “business associate agreement” with the service provider that receives PHI on behalf of the entity.

While we are not a covered entity or business associate subject to HIPAA, personal information that we obtain pursuant to a clinical trial may be subject to U.S. Federal Trade Commission (the “FTC”) privacy regulation. Failing to take appropriate steps to keep consumers’ personal information secure may constitute an unfair act or practice violating Section 5(a) of the Federal Trade Commission Act, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Medical data is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to, but less prescriptive than, what is required by the HIPAA Security Rule. In addition, states impose a variety of laws protecting consumer information, with certain sensitive information such as HIV/Sexually Transmitted Disease status subject to heightened standards.  In addition, federal and state privacy, data security, and breach notification laws, rules and regulations, and other laws apply to the collection, use and security of personal information, including social security numbers, driver’s license numbers, government identifiers, credit card and financial account numbers. For example, the CCPA was amended by the CPRA, effective January 1, 2023. The CCPA, among other things, imposes data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. We could be subject to enforcement action and litigation exposure if we fail to adhere to these data privacy and security laws. Virginia, Colorado, Connecticut and Utah have also enacted privacy laws that became effective in 2023 and are similar in many respects to the CCPA. Several other states have also enacted privacy laws similar to the CCPA that will become effective in the coming years, adding to potential privacy compliance obligations.

The Ares Credit Facility is subject to acceleration in specified circumstances, which may result in Ares taking possession and disposing of any collateral.

On December 18, 2023 (the “Ares Closing Date”), we entered into a credit agreement with Ares (the “Ares Credit Agreement”) (see “Liquidity and Capital Resources”). The Ares Credit Agreement provided for a total of $135 million in senior secured credit facilities (the “Ares Credit Facility”) consisting of (i) a term loan in the aggregate principal amount of $62.5 million and (ii) a revolving credit facility in the aggregate principal amount of $72.5 million (collectively, the “Ares Loans”), both of which were fully drawn on the Ares Closing Date. The Ares Credit Facility has a maturity date of December 20, 2027 (the “Ares Maturity Date”). On August 14, 2024, we repaid $30.0 million against the revolving credit facility and on December 19, 2024 we repaid $30.0 million against the term loan. As of December 31, 2024, we had $42.5 million and $32.5 million of borrowings outstanding under the revolving credit facility and the term loan, respectively. The Ares Loans are secured by substantially all of our assets, including our intellectual property. Events of default include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material contracts and events constituting a change of control. If there is an event of default, we would incur an increase in the rate of interest on the Ares Loans of 2% per annum. The occurrence of an event of default could result in, among other things, the termination of commitments under the Ares Credit Facility, the declaration that all outstanding loans are immediately due and payable in whole or in part, and Ares taking immediate possession of, and selling, any collateral securing the Ares Loans.

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

Patent rights covering our products may become subject to patent litigation. In some cases, manufacturers may seek regulatory approval by submitting their own clinical trial data to obtain marketing approval or choose to launch a generic product “at risk” before the expiration of our patent rights/or before the final resolution of related patent litigation. Enforcement of claims in patent litigation can be very costly, time-consuming and no assurance can be given that we will prevail. In addition, any such litigation may divert our management's attention from our core business and reduce the resources available for our clinical development, manufacturing and marketing activities, and consequently have a material and adverse effect on our business and prospects, regardless of the outcome.There is no assurance that ASCENIV, or any other of our products for which we are issued a patent, will enjoy market exclusivity for the full time period of the respective patent.

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

In the ordinary course of our business, we generate, collect and store proprietary information, including intellectual property and business information. The secure storage, maintenance, and transmission of and access to this information is important to our operations and reputation. Computer hackers may attempt to penetrate our computer systems and, if successful, misappropriate our proprietary and confidential information including e-mails and other electronic communications. Cybersecurity vulnerabilities can also arise from human error, fraud or malice on the part of our employees, other insiders or third parties, or from technology or product enhancements or the migration of information and data to new technology platforms, systems or applications. Hackers may impersonate our vendors, suppliers or other third parties with whom we do business, which may result in financial harm to our business. Further, while many of our employees and certain suppliers with whom we do business operate in a remote working environment, the risk of cybersecurity attacks and data breaches, particularly through phishing attempts, may be increased as we and third parties with whom we interact leverage our IT infrastructure in unanticipated ways. In addition, an employee, contractor, or other third party with whom we do business may attempt to obtain such information and may purposefully or inadvertently cause a breach involving such information. While we have certain safeguards in place to reduce the risk of and detect cyberattacks, including a Company-wide cybersecurity policy, our information technology networks and infrastructure may be vulnerable to unpermitted access by hackers or other breaches, such as the IT disruption described elsewhere in this report, or employee error or malfeasance. Any such compromise of our data security and access to, or public disclosure or loss of, confidential business or proprietary information could disrupt our operations, damage our reputation, provide our competitors with valuable information and subject us to additional costs which could adversely affect our business.

If we are unable to hire and retain a substantial number of qualified personnel, our ability to sustain and grow our business may be harmed.

Our success depends in part on our ability to attract, motivate, and retain a sufficient number of qualified employees across various areas of our operations, such as research and development, manufacturing operations and sales, who understand and appreciate our strategy and culture and are able to contribute to our mission. We will need to hire additional qualified personnel with expertise in commercialization, sales, marketing, medical affairs, reimbursement, government regulation, formulation, quality control, manufacturing, finance, general and operational management and plasma collections. In particular, over the next 12-24 months, we expect to hire several new employees devoted to our plasma collection centers, commercialization, sales, marketing, medical and scientific affairs, regulatory affairs, quality control, information technology, finance and general and operational management. Qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply in some areas. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for such individuals is intense, and we cannot assure you that our search for such personnel will be successful. If we are unable to hire and retain personnel capable of consistently performing at a high level, our business and operations could be materially adversely affected. Additionally, any material increases in existing employee turnover rates or increases in labor costs could have a material adverse effect on our business, financial condition or operating results.

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

The laws governing our conduct in the United States are enforceable on the federal, state and local levels by criminal, civil and administrative sanctions. Violations of laws such as the FDCA, the Social Security Act (including the Anti-Kickback Statute), the Public Health Service Act, the civil and criminal federal False Claims Act, the civil monetary penalty statute, requirements regarding the reporting and repayment of overpayments, other fraud and abuse laws and any regulations promulgated under the authority of the preceding, may result in significant criminal and/or civil sanctions, including jail sentences, fines or exclusion from participation in or debarment from federal and state healthcare or government procurement programs, pursuant to enforcement actions by DOJ, Medicare, Medicaid, OIG and other regulatory authorities. Similarly, the violation of applicable laws, rules and regulations of states, including the State of Florida, with respect to the manufacture and marketing of our products and product candidates may result in significant criminal and/or civil sanctions, including jail sentences, fines or exclusion from participation in applicable state healthcare programs. There can be no assurance that our activities will not come under the scrutiny of federal and/or state regulators and other government authorities or that our practices will not be found to violate applicable laws, rules and regulations or prompt lawsuits by private citizen “relators” under federal or state false claims laws.

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

Failure to satisfy requirements under the FDCA can also result in penalties, as well as requirements to enter into consent decrees or orders that prescribe allowable corporate conduct. In addition, while regulatory authorities generally do not regulate physicians’ discretion in their choice of treatments for their patients, they do restrict communications by manufacturers on unapproved uses of approved products or on the potential safety and efficacy of unapproved products in development. Companies in the United States, Canada and the European Union cannot promote approved products for other indications that are not specifically approved by the competent regulatory authorities such as the FDA in the United States, nor can companies promote unapproved products. In limited circumstances, companies may disseminate to physicians information regarding unapproved uses of approved products or results of studies involving investigational products. If such activities fail to comply with applicable regulations and guidelines of the various regulatory authorities, we may be subject to warnings from, or enforcement action by, these authorities. Furthermore, if such activities are prohibited, it may harm demand for our products. Promotion of unapproved drugs or devices or unapproved indications for a drug or device is a violation of the FDCA and subjects us to civil and criminal sanctions. Furthermore, sanctions under the federal False Claims Act have been brought against companies accused of promoting off-label uses of drugs, because such promotion induces unapproved use and subsequent claims for reimbursement under Medicare and other federal programs. Similar actions for off-label promotion have been initiated by several states for Medicaid fraud. The Healthcare Reform Law significantly strengthened provisions of the federal False Claims Act, the federal Anti-Kickback Statute that applies to government healthcare programs, and other healthcare fraud provisions, leading to the possibility of greatly increased lawsuits by whistleblowers for perceived violations. Violations or allegations of violations of the foregoing restrictions could materially and adversely affect our business.

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

Additionally, the ability of the FDA and other federal, state and local business regulatory agencies to review and approve products and product candidates can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and to accept the payment of user fees, as well as statutory, regulatory, and policy changes. Average review times at the FDA and other federal, state and local business regulatory agencies have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for products and product candidate submissions to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last few years, including in December 2018 and January 2019, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections at domestic and foreign manufacturing facilities from March 2020 until July 2021. If a prolonged government shutdown or regulatory agency disruption reoccurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions and other reporting requirements which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain capital that may be necessary in order to properly capitalize and continue our operations.

The manufacturing processes for plasma-based biologics are complex and involve biological intermediates that are susceptible to contamination and impurities.

Plasma is a raw material that is susceptible to damage and contamination and may contain human pathogens, any of which would render the plasma unsuitable as raw material for further manufacturing. For instance, improper storage of plasma, by us or third-party suppliers, may require us to destroy some of our raw material. If unsuitable plasma is not identified and discarded prior to the release of the plasma to the manufacturing process, it may be necessary to discard intermediate or finished product made from that plasma or to recall any finished product released to the market, resulting in a charge to cost of product revenue. The manufacture of our plasma products is an extremely complex process of fractionation, purification, testing, filling and finishing. Our products can become non-releasable or otherwise fail to meet our stringent specifications or regulatory agencies’ specifications through a failure in one or more of these process steps. We may detect instances in which an unreleased product was produced without adherence to our manufacturing procedures or plasma used in our production process was not collected or stored in a compliant manner consistent with cGMP or other regulations. Such an event of noncompliance would likely result in our determination that the implicated products should not be released or maybe replaced or withdrawn from the market and therefore should be destroyed. Once manufactured, our plasma-derived products must be handled carefully and kept at appropriate temperatures. Our failure, or the failure of third parties that supply, test, ship or distribute our products or product components to properly care for our products, may require that those products be destroyed. Even if handled properly, biologics may form or contain particulates or have other issues or problems after storage which may require products to be destroyed or recalled. While we expect to write off certain amounts of raw materials and work-in-process inventory in the ordinary course of business due to the complex nature of plasma, our processes and our products, unanticipated events may lead to write-offs and other costs materially in excess of our expectations and the reserves we have established for these purposes. Such write-offs or losses and other costs could cause material fluctuations in our results of operations. Product or component quality issues may also result in regulatory enforcement actions, liability, corrective actions and recalls, among other actions, as described elsewhere in this Annual Report on Form 10-K.

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

Our ability to continue to produce safe and effective products depends on the safety of our plasma supply, testing by third parties and the timing of receiving the testing results, and manufacturing processes we have in place to counter transmittable diseases.

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

In order for plasma to be used in the manufacturing of our products, the individual centers at which the plasma is collected must generally be licensed by the FDA and approved by the regulatory authorities of any country in which we may wish to commercialize our products. When we open a new plasma center, and on an ongoing basis after licensure, it must be inspected by the FDA for compliance with cGMP and other regulatory requirements. Therefore, even if we are able to construct new plasma collection centers to complement our current plasma collection facilities, an unsatisfactory inspection could prevent a new center from being licensed or risk the suspension or revocation of an existing license, among other enforcement actions. Additionally, although we achieved normal source plasma supply self-sufficiency with the approval of our tenth plasma collection center in November 2023, we remain reliant on the purchase of RSV plasma from third parties and the collection of RSV and normal source plasma from our FDA-licensed plasma collection centers to manufacture our products. We can give no assurances that appropriate plasma will be available to us through our own plasma collection facilities or on commercially reasonable terms, or at all, to manufacture our products, or that third parties will be able to supply plasma to us in accordance with plasma purchase agreements. Further, the COVID-19 pandemic resulted in significant constraints in raw material supply across various different industries, including the supply of plasma. It is possible that in the future, pandemics and government responses thereto will have an adverse effect on our ability to source plasma from donors in quantity and quality sufficient for our manufacturing processes. In order to maintain a plasma center’s license, its operations must continue to conform to cGMP and other regulatory requirements. In the event that we determine that plasma was not collected in compliance with cGMP and other applicable regulatory requirements, we may be unable to use and may ultimately destroy plasma collected from that center, which would be recorded as a charge to cost of product revenue. Additionally, if non-compliance in the plasma collection process is identified after the impacted plasma has been pooled with compliant plasma from other sources, entire plasma pools, in-process intermediate materials and final products could be impacted. Consequently, we could experience significant inventory impairment provisions and write-offs which could adversely affect our business and financial results. We plan to increase our supplies of plasma for use in the manufacturing processes through increased purchases of plasma from third-party suppliers as well as collections from our existing ADMA BioCenters plasma collection facilities. This strategy is dependent upon our ability to maintain a cGMP compliant environment at our plasma collection facilities and to expand production and attract donors to our facilities. There is no assurance that the FDA will inspect and license any of our current or future unlicensed plasma collection facilities in a timely manner consistent with our production plans. If we misjudge the readiness of a center for an FDA inspection, we may lose credibility with the FDA and cause the FDA to more closely examine all of our operations. Such additional scrutiny could materially hamper our operations and our ability to increase plasma collections. Our ability to expand production and increase our plasma collection facilities to more efficient production levels may be affected by changes in the economic environment and population in selected regions where ADMA BioCenters operates its current or future plasma facilities, by the entry of competitive plasma centers into regions where ADMA BioCenters operates such centers, by misjudging the demographic potential of individual regions where ADMA BioCenters expects to expand production and attract new donors, by unexpected facility related challenges, or by unexpected management challenges at selected plasma facilities held by us from time to time.

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

The Ares Credit Facility provided for total senior secured loans in an aggregate principal amount of $135.0 million, of which $75.0 million is currently outstanding. Borrowings under the Ares Credit Facility currently bear interest at a weighted-average rate of approximately 9.4% per annum, which reflects the three-month term SOFR rate; provided, however, that upon, and during the continuance of, an event of default, the interest rate will automatically increase by an additional 200 basis points. We are currently required to make quarterly payments of interest during the remaining term of the Ares Credit Facility of approximately $1.8 million, with all principal and unpaid interest due at maturity. In addition, our monthly interest rate obligation is subject to rising interest rates. The Ares Credit Facility has a maturity date of December 20, 2027, subject to acceleration pursuant to the Ares Credit Agreement, including upon an event of default. All of our obligations under the Ares Credit Facility are secured by a first-priority lien and security interest in substantially all of our and our subsidiaries’ tangible and intangible assets, including intellectual property, and all of the equity interests in our subsidiaries.

Our current and projected cash, cash equivalents and accounts receivable may not be sufficient to repay all of our current outstanding debt obligations as they mature. If we are unable to maintain sufficient positive cash flow to repay our outstanding debt obligations as they mature, we would need to obtain additional financing in the amounts necessary to repay our outstanding debt obligations when due. If we are unable to repay our outstanding debt obligations when they mature, our creditors would be able to accelerate all of the amounts due and, in the case of the Ares Credit Facility, seek to enforce their security interests, which could lead to our creditors taking immediate possession of and selling substantially all of our assets with no return provided to our stockholders.

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

Because we became a large accelerated filer effective December 31, 2023, the Sarbanes-Oxley Act requires our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting. Our transition to large accelerated filer status and becoming subject to additional requirements of the Sarbanes-Oxley Act has been and will continue to be time-consuming, and there is a risk of noncompliance. Further, the costs associated with the compliance with and implementation of procedures under these and future laws and related rules could have a material impact on our results of operations.

Consequently, we have incurred increased costs related to our compliance with Section 404 of the Sarbanes-Oxley Act and will continue to do so. Our Audit Committee has retained the services of BDO, a Sarbanes-Oxley advisor, to assist with our internal control over financial reporting and information technology related to the Sarbanes-Oxley Act. Moreover, if we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if we are unable to assert that our internal control over financial reporting is effective or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock could be negatively affected. In addition, we could become subject to investigations by any stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources, which could have an adverse impact on our business.

Our ability to use our net operating loss carryforwards (“NOLs”) may be limited.

We have incurred substantial losses during our history. As of December 31, 2024, we had federal and state NOLs of $265.6 million and $203.4 million, respectively. Federal and state NOLs of approximately $33.4 million and $62.0 million, respectively, will begin to expire at various dates beginning in 2028, if not limited by triggering events prior to such time. Under the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), changes in our ownership, in certain circumstances, will limit the amount of federal NOLs that can be utilized annually in the future to offset taxable income. In particular, Section 382 of the Code ("Section 382") imposes limitations on a company’s ability to use NOLs upon certain changes in such ownership. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. The acquisition transaction that we completed on June 6, 2017 resulted in a change in ownership of ADMA under Section 382 and, as a result, we were required to write off $57.6 million of federal NOLs. On October 25, 2021, we completed a public offering of our common stock whereby we issued 57,500,000 shares of our common stock resulting in another change of ownership for ADMA under section 382 of the Code, resulting in an additional write-off of $3.0 million of federal NOLs, $28.1 million of state NOLs and $1.0 million of research and development credits. Although we did not experience any ownership changes for the years ended December 31, 2024 and 2023, we may experience ownership changes in the future as a result of subsequent changes in our stock ownership that we cannot predict or control that could result in further limitations being placed on our ability to utilize our federal NOLs.

Fluctuations in our tax obligations and effective tax rate and realization of our net deferred tax assets may result in volatility of our operating results and materially impact our financial condition or financial results.

We are subject to taxes by the U.S. federal, state, and local tax authorities. We record income tax expense based on our estimates of future payments, which may include the recording of, or adjustments to, liabilities for uncertain tax positions, and changes in the valuation allowance related to our net deferred tax assets. In addition, at any one time multiple tax years may be subject to audit by various tax authorities. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues and impact our results of operations. We expect that during fiscal year 2025 and beyond there could be ongoing variability in our effective tax rate as events occur and exposures are evaluated. The volatility of our future effective tax rate could be materially impacted by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities;

•	expected timing and amount of the release of any valuation allowance on our deferred tax assets; or

•	changes in U.S. federal, state and local tax rates, tax laws, regulations, or interpretations thereof.

In addition, our effective tax rate in a given financial statement period may be materially impacted by a variety of factors including, but not limited to, changes in the mix and level of earnings, deductible expenses and availability of NOLs in the different states in which we operate, fluctuations in the valuation allowance on our deferred tax assets, or by changes to existing accounting rules or regulations. Further, tax legislation may be enacted or amended, as applicable, in the future which could materially impact our current or future tax structure and effective tax rates. We may be subject to audits of our income, sales, and other transaction taxes by U.S. federal, state, and local taxing authorities. Outcomes from these audits could have a material effect on our financial condition or financial results.

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

As of March 10, 2025, most of our 237,615,100 outstanding shares of common stock, as well as a substantial number of shares of our common stock underlying outstanding warrants, were available for sale in the public market, subject to certain restrictions with respect to sales of our common stock by our affiliates, either pursuant to Rule 144 under the Securities Act, or under effective registration statements. Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, could cause the market price of our common stock to decline or adversely affect demand for our common stock.

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

As of December 31, 2024, BlackRock Inc., The Vanguard Group, Inc., State Street Corporation, Invesco Ltd. and our directors and executive officers and their affiliates owned approximately 37% of the outstanding shares of our common stock. Provisions of our Certificate of Incorporation, our Bylaws and Delaware law may have the effect of deterring unsolicited takeovers or delaying or preventing a change in control of our Company or changes in our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. These provisions include:

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

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board. Currently, our Certificate of Incorporation authorizes the issuance of up to 300,000,000 shares of common stock. As of December 31, 2024, there were 36,093,118 shares remaining available for issuance, after giving effect to 11,854,060 shares of our common stock that were subject to outstanding stock options, RSUs and warrants as of December 31, 2024 that may be issued by us without stockholder approval, as well as an additional 15,432,277 shares reserved for the future issuance of awards under our equity compensation plans.

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

During the year ended December 31, 2023, as initially disclosed in our Quarterly Report on Form 10-Q for the period ending June 30, 2023 and updated elsewhere in our subsequent filings with the SEC, we experienced an IT systems disruption, which did result in a non-recurring charge to our results of operations. There was no original financial systems data loss or any evidence of data exfiltrated due to this disruption. Normal course operations quickly resumed across the Company’s business units.

Governance
Our President and Chief Executive Officer and Chief Operating Officer are primarily responsible for timely updating the Board and Audit Committee about any material cybersecurity incidents or threats or any cybersecurity related issues worthy of their attention.

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

The table below describes our principal facilities as of December 31, 2024:

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

Holders

As of December 31, 2024, there were five record holders of our Common Stock, based upon information received from our transfer agent. However, this number does not include beneficial owners whose shares were held of record by nominees or broker dealers. As of February 1, 2025, we estimate that there are more than 30,000 beneficial owners of our Common Stock.

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

Stock Performance Graph

The following graph assumes a $100 investment on December 31, 2019 in each of the Company’s Common Stock, the XBI Biotech Index of biotechnology companies and the Russell 2000 Index.

	2019	2020	2021	2022	2023	2024
ADMA	$100.00	$48.75	$35.25	$97.00	$113.00	428.75
XBI	$100.00	$148.02	$117.72	$87.27	$93.88	94.69
Russell 2000	$100.00	$118.34	$134.27	$105.25	$121.15	133.37

Sale of Unregistered Securities

During the year ended December 31, 2024, we had no sales of unregistered securities that have not been previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our securities during the three months ended December 31, 2024.

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

Through our ADMA BioManufacturing business segment, we currently have three products with U.S. Food and Drug Administration (the “FDA”) approval, all of which are currently marketed and commercially available: (i) ASCENIV (Immune Globulin Intravenous, Human – slra 10% Liquid), an Intravenous Immune Globulin (“IVIG”)  product indicated for the treatment of Primary Humoral Immunodeficiency (“PI”), also known as Primary Immunodeficiency Disease (“PIDD”) or Inborn Errors of immunity in adults and adolescents, for which we received FDA approval on April 1, 2019 and commenced first commercial sales in October 2019; (ii) BIVIGAM (Immune Globulin Intravenous, Human), an IVIG product indicated for the treatment of PI, and for which we received FDA approval on May 9, 2019 and commenced commercial sales in August 2019;  and (iii) Nabi-HB (Hepatitis B Immune Globulin, Human), which is indicated for the treatment of acute exposure to blood containing HBsAg and other listed exposures to Hepatitis B. We seek to develop a pipeline of plasma-derived therapeutics, including a product based on our most recently approved patent application under U.S. Patent Nos. 10,259,865 and 11,084,870 related to methods of treatment and prevention of S. pneumonia infection for an immunoglobulin manufactured to contain standardized antibodies to numerous serotypes of S. pneumoniae. We have successfully completed production of a pilot-scale batch and are conducting animal studies for our S. pneumoniae hyperimmune globulin program, SG-001. Our products and product candidates are intended to be used by physician specialists focused on caring for immune-compromised patients with or at risk for certain infectious diseases.

We manufacture these products at our FDA-licensed, plasma fractionation and purification facility located in Boca Raton, Florida with a peak annual processing capability of up to 600,000 liters (the “Boca Facility”). Based on current production yields, our completed and ongoing supply chain enhancements and capacity expansion initiatives, we believe this facility has the potential to produce sufficient quantities of our immune globulin (“IG”) products representing projected annual revenues greater than $490 million in 2025 and $605 million in 2026. These revenue targets translate to potential fiscal year 2025 and 2026 Adjusted Net Income exceeding $175 million and $235 million, respectively, and Adjusted EBITDA exceeding $225 million and $305 million, respectively. The foregoing financial targets do not account for the potential FDA approval of our innovative yield enhancement production process described below.

In December 2024, we successfully submitted a Prior Approval Supplement (the “PAS”) for potential approval of our innovative yield enhancement production process. Following FDA review of the submission, we anticipate receiving FDA approval by mid-2025, with potential revenue and earnings accretion expected in the second half of the year. This innovative process has demonstrated an ability to increase production yields by approximately 20% from the same starting plasma volume, potentially driving significant increases to financial targets, if approved.

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

From time to time we may provide contract manufacturing services for certain third-party clients. We also provide laboratory contracting services to certain customers and may provide contract filling, labeling and packing services utilizing our FDA-approved in-house fill-finish capabilities.

For the year ended December 31, 2024 we achieved net income of $197.7 million, the first time in our history that we achieved net income on a GAAP basis, and generated positive cash flow from operations of $118.7 million. Our improved operating results are primarily the result of the substantial revenue growth and continued physician, patient and payer acceptance of ASCENIV.

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

ASCENIV is approved for the treatment of PIDD or PI, a class of inherited genetic disorders that causes a deficient or absent immune system in adults and adolescents (12 to 17 years of age). Our pivotal Phase 3 clinical trial in 59 PIDD patients met the primary endpoint of no Serious Bacterial Infections (“SBI”) reported during 12 months of treatment. Secondary efficacy endpoints further demonstrated the benefits of ASCENIV in the low incidence of infection, therapeutic antibiotic use, days missed from work, school and daycare and unscheduled medical visits and hospitalizations. We believe this clinical data together with the FDA approval for the treatment of PIDD better positions ADMA to potentially further evaluate ASCENIV in immune-compromised patients infected with or at-risk for RSV infection or potentially other respiratory viral pathogens at an appropriate time. Due to the COVID-19 pandemic, our plans have been delayed.  In the future however, we may elect to work with the FDA and the immunology and infectious disease community to design an appropriate clinical trial to evaluate the use of ASCENIV in this patient population. Following FDA approval in April 2019, commercial sales of ASCENIV commenced in October of 2019 and in 2023 we commenced manufacturing ASCENIV at the 4,400 Liter production scale. This expansion has improved the product’s margin profile and increased plant production capacity as fewer batches are needed to support our revenue goals. ASCENIV’s prescriber and patient base continued to expand during 2024, which drove record utilization and pull-through for this product. These elevated demand trends have sustained into 2025, and ADMA currently expects that this product’s rapid growth will continue throughout 2025 and beyond.

We anticipate filing our supplemental Biologics License Application (“sBLA”) in mid-2025, with potential FDA approval in the first half of 2026 for the expansion of ASCENIV’s label to include the pediatric setting for patients who are two years and older.

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

Some of the estimates and assumptions we have to make under U.S. GAAP require very difficult, subjective and/or complex judgments about matters that are inherently uncertain and, as a result, we have identified those as critical accounting estimates, which are considered critical to an understanding of our historical financial condition and results of operations and are reasonably likely to have a material impact on our future results of operations and financial condition. Critical accounting estimates include rebates and potentially certain other deductions from gross revenues, assumptions used in the fair value of awards granted under our equity incentive plans and estimates related to the valuation allowance for our deferred tax assets. For a description of our significant accounting policies, see Note 2 to the Consolidated Financial Statements.

Revenue Deductions for Rebates and Chargebacks
Our gross product revenues are subject to a variety of deductions which are estimated and recorded in the same period that the revenues are recognized. These deductions primarily consist of rebates, distribution fees, chargebacks and sales allowances. These deductions represent estimates of the related obligations, some of which are contractual in nature and do not require extensive judgment to be exercised by management, while other estimates require complex or subjective matters of knowledge and judgment when estimating the impact of these revenue deductions on net revenues for a reporting period.

Prior to 2024, adjustments to these estimates to reflect actual results or updated expectations have not been material to our overall business. While we have some historical sales and rebate experience from our two primary immunoglobulin products, ASCENIV and BIVIGAM, since their FDA approvals in 2019, our historical experience is not extensive. If any of our ratios, factors, assessments, experiences or judgments are not indicative or accurate estimates of our future experience, our results could be materially affected. Estimates that are most at risk for material adjustment are those associated with U.S. Medicaid rebates because of the extensive time delay between the recording of the accrual and its ultimate settlement, an interval that can generally take up to several years or more. These estimates may change from time to time based on changes in utilization, payer and channel mixes. During 2024, we engaged a third-party specialist to assist in the evaluation of our accrual for U.S. Medicaid rebates related to the sale of our immunoglobulin products. As a result of this evaluation, we recognized a reduction in this accrual and a corresponding increase to net revenues of $12.6 million during the year ended December 31, 2024 (see Note 2 to the Consolidated Financial Statements). We considered several qualitative factors when evaluating our rebate accrual, such as the absence of a statutory limitation on the rebate amounts drug manufacturers pay to state Medicaid programs and general uncertainty that pharmaceutical manufacturers have historically seen with government payors often submitting lagged claims many periods after the initial dispensing of a product to an end patient. There was additional new information that arose during June 2024 that suggested our liabilities for certain payor claims were successfully resolved, which resulted in the $12.6 million adjustment to the accrual for U.S. Medicaid rebates in June 2024. Additional changes in estimate assumptions surrounding U.S. Medicaid and other rebate obligations could materially impact our revenues and our results of operations in the future.

Stock-Based Compensation
All equity-based payments, including grants of stock options and restricted stock units (“RSUs”), are recognized at their estimated fair value at the date of grant, and compensation expense is recognized on a straight-line basis over the grantee’s requisite vesting period. For the purpose of valuing stock options granted to our employees, directors and executive officers, we use the Black-Scholes option pricing model. We also use the Black-Scholes model when determining additional compensation cost resulting from the modification to previously issued option grants. The Black-Scholes option pricing model was developed for use in estimating the fair value of publicly traded options, which have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the underlying Black-Scholes assumptions can materially affect the fair value estimate. To determine the risk-free interest rate, we utilize the U.S. Treasury yield curve in effect at the time of the grant with a term consistent with the term of our awards. The expected term of the options granted is in accordance with U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletins 107 and 110 and is based on the average between vesting terms and contractual terms. The expected dividend yield reflects our current and expected future policy for dividends on our common stock. The expected stock price volatility for our stock options was calculated by examining the historical volatility of our common stock since our common stock became publicly traded. We will continue to analyze the expected stock price volatility and expected term assumptions and will adjust our Black-Scholes option pricing assumptions as appropriate. Any changes in the foregoing Black-Scholes assumptions, or our election to utilize an alternative method for valuing stock options granted to employees, directors and executive officers, could potentially impact our stock-based compensation expense and our results of operations.

Deferred Tax Assets
Prior to December 31, 2024, we maintained a full valuation allowance against all of our net deferred tax assets, and as a result we have historically not recorded an income tax benefit in the accompanying consolidated financial statements despite continued losses through December 31, 2023. This valuation allowance reflected our assessment of whether it is more likely than not that we would generate sufficient taxable income in the future to be able to utilize our deferred tax assets. In determining whether a valuation allowance is warranted, we evaluate factors such as prior earnings history, expected future earnings, carryback and carryforward periods and tax strategies. We consider all positive and negative evidence to estimate if sufficient future taxable income will be generated to realize our deferred tax assets, and we considered cumulative losses in recent years to be a significant type of negative evidence. As of December 31, 2024, we determined that it is more-likely-than-not that our federal and state deferred tax assets will be realized. As a result, we recorded a release of the valuation allowance associated with these deferred tax assets, which was due in part to achieving three years of cumulative taxable income and projected taxable income that is more than sufficient to realize our federal and state deferred tax assets, and we recorded a deferred income tax benefit in the amount of $84.3 million for the year ended December 31, 2024 (see Note 11 to the consolidated financial statements).

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

The following table presents a summary of the changes in our results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023:

	Year Ended December 31,
(in thousands)	2024	2023	Increase (Decrease)
Revenues	$426,454	$258,215	$168,239
Cost of product revenue	206,901	169,273	37,628
Gross profit	219,553	88,942	130,611
Research and development expenses	1,813	3,300	(1,487)
Plasma center operating expenses	4,245	4,266	(21)
Amortization of intangibles	388	724	(336)
Selling, general and administrative expenses	74,124	59,020	15,104
Income from operations	138,983	21,632	117,351
Interest expense	(13,930)	(25,027)	11,097
Loss on extinguishment of debt	(1,243)	(26,174)	24,931
Other income, net	1,904	1,330	574
Income (loss) from before taxes	125,714	(28,239)	153,953
Income tax benefit	(71,959)	-	(71,959)

Net income (loss)	$197,673	$(28,239)	$225,912

Adjusted EBITDA *	$164,612	$40,251	$124,361

Adjusted net income*	$119,218	$705	$118,513

* - See Non-GAAP Financial Measures appearing at the end of this discussion

Revenues
We recorded total revenues of $426.5 million for the year ended December 31, 2024, as compared to $258.2 million for the year ended December 31, 2023, an increase of $168.2 million, or 65%. Excluding the $12.6 million adjustment we recorded in the second quarter of 2024 to decrease our accrual for estimated U.S. Medicaid rebates (which had the effect of increasing net revenues by $12.6 million), revenue increased by approximately $155.6 million, or 60%. This increase is primarily related to increased sales of ASCENIV, as we continue to experience increased physician, payer and patient acceptance and utilization of this product, as well as sales increases for some of our other IG products. The revenue increase also includes an increase in sales of normal source plasma (“NSP”) and hyperimmune Hepatitis B plasma by our Plasma Collection Centers business segment in the amount of $2.2 million.

Cost of Product Revenue and Gross Profit
Cost of product revenue was $206.9 million for the year ended December 31, 2024, as compared to $169.3 million for the year ended December 31, 2023. This increase is primarily attributable to volume-driven increases in product revenue costs related to our increased sales of IG products and plasma of $39.5 million and $3.1 million, respectively, partially offset by a reduction in other manufacturing costs, mainly unabsorbed manufacturing expenses, of $5.1 million.

For the year ended December 31, 2024, we had gross profit of $219.6 million, as compared to $88.9 million for the prior year, which represents a gross margin for fiscal 2024 of 51.5%, as compared to 34.4% for fiscal 2023. Excluding the $12.6 million adjustment we recorded in the second quarter of 2024 to reduce our accrual for estimated U.S. Medicaid rebates, our gross profit for the year ended December 31, 2024 was approximately $207.0 million, representing a gross margin of approximately 50.0%. The improvement in gross margin is mainly driven by a significantly more favorable mix of higher margin IG sales in 2024 as compared to 2023, along with the reduction in other manufacturing costs. We expect to see further shifts in our revenue mix toward higher margin IVIG products in fiscal 2025.

Research and Development Expenses
Research and development (“R&D”) expenses totaled $1.8 million for the year ended December 31, 2024, as compared to $3.3 million for the year ended December 31, 2023. The decrease is primarily due to the absence of expenditures in 2024 related to the BIVIGAM post-marketing commitments, for which we incurred $1.7 million of expenses in 2023, partially offset by an increase in expenses associated with our ASCENIV pediatric study in the amount of $0.3 million.

Plasma Center Operating Expenses
Plasma center operating expenses, which primarily consists of compensation, benefits and travel for plasma center management and administrative staff, along with certain initial opening, marketing and start-up costs, were essentially unchanged at $4.2 million for the year ended December 31, 2024 as compared to approximately $4.3 million for the year ended December 31, 2023.

Amortization of Intangibles
Amortization expense mainly pertains to the amortization of intangible assets acquired in a 2017 acquisition transaction and was $0.4 million and $0.7 million for the years ended December 31, 2024 and 2023, respectively. The intangible assets acquired in 2017 became fully amortized in June of 2024.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $74.1 million for the year ended December 31, 2024, an increase of $15.1 million from the year ended December 31, 2023, and reflects an increase in stock-based compensation expense of $6.4 million in 2024, largely due to the higher valuation of grants awarded in 2024 and to additional compensation expense recognized for the modification of certain outstanding equity awards. The increase in SG&A also reflects increases in employee-related costs, including salaries and wages, benefits, relocation and recruiting, in the aggregate amount of $4.8 million, software maintenance expense of $1.2 million, consulting and professional fees of $0.9 million, audit and tax fees of $0.6 million, insurance expense of $0.6 million and temporary labor expense of $0.7 million. SG&A expenses as a percentage of net revenues decreased from 22.9% in fiscal 2023 to 17.4% in fiscal 2024.

Income from Operations
Our operating income was $139.0 million for the year ended December 31, 2024, as compared to $21.6 million for the year ended December 31, 2023. The $117.4 million increase in operating income was mainly due to the improved gross profit, driven by both the year-over-year revenue growth and the shift in revenue mix toward significantly higher margin IVIG products, partially offset by $13.3 million of higher total operating expenses. The higher gross profit also reflects the foregoing adjustment to our accrual for estimated U.S. Medicaid rebates which increased our revenues for the year ended December 31, 2024 by $12.6 million.

Interest Expense
Interest expense for the year ended December 31, 2024 was $13.9 million, as compared to $25.0 million for the year ended December 31, 2023. Prior to the refinancing of our senior debt on December 18, 2023 (see “Liquidity and Capital Resources”), our outstanding debt principal balance throughout 2023 ranged between $155.1 million and $158.6 million. The refinancing transaction reduced our debt principal to $135.0 million as of December 31, 2023, and we made additional principal payments on this indebtedness of $30.0 million on each of August 14, 2024 and December 19, 2024, reducing our debt principal balance to $75.0 million as of December 31, 2024. In addition, the stated interest rate on our debt during 2024 was approximately 10.1%, as compared to approximately 13.9% during 2023. We also incurred lower expense related to the amortization of debt discount in 2024 in the amount of $1.6 million. We expect our interest expense to continue to decline in 2025 due to the reduced debt principal balance and potential further repayments on our outstanding debt.

Loss on Extinguishment of Debt
As a result of the prepayment we made on our senior debt on December 19, 2024, we incurred a prepayment penalty in the amount of $0.45 million and recorded a partial write-down of unamortized debt discount of approximately $0.8 million, for a loss on this partial extinguishment of debt in the amount of $1.2 million. In connection with the foregoing refinancing of our senior debt in December of 2023, we incurred a loss on extinguishment of debt in the amount of $26.2 million, which is comprised of a prepayment penalty paid to our previous lender in the amount of $11.1 million, and the write-off of unamortized discount related to the retired indebtedness in the approximate amount of $15.1 million (see Note 7 to the Consolidated Financial Statements).

Other Income, Net
Other income, net, for the year ended December 31, 2024 was $1.9 million, as compared to $1.3 million for the year ended December 31, 2023. The increase is mainly due to an increase in interest income of $0.5 million in 2024 resulting from higher average cash balances in 2024.

Income Tax Benefit
We recorded a total income tax benefit of $72.0 million for the year ended December 31, 2024, with no comparable amount for the year ended December 31, 2023. The provision for income taxes for fiscal 2024 includes a deferred tax benefit of $84.3 million related to the release of the valuation allowance against our net deferred tax assets, partially offset by current income tax expense of $12.3 million, which reflects federal and state income tax liabilities that are not fully sheltered by NOLs due to limitations from prior ownership changes and other limitations on net operating loss carryforwards under the Internal Revenue Code of 1986, as amended (see “Risk Factors - Our ability to use our net operating loss carryforwards (“NOLs”) may be limited.” appearing elsewhere in this report and Note 11 to the Consolidated Financial Statements). We expect that we will record income tax expense in 2025 and beyond as we expect to continue to generate additional taxable income for the foreseeable future.

Net Income/Loss
Our net income was $197.7 million for the year ended December 31, 2024, as compared to a net loss of $28.2 million for the year ended December 31, 2023, an improvement of $225.9 million. The increase was primarily due to the increase in operating income of $117.4 million, lower interest expense of $11.1 million discussed above, a reduced loss on the extinguishment of debt as compared to fiscal 2023 and the income tax benefit of $72.0 million. The foregoing change in estimate in our accrual for Medicaid rebates favorably impacted our net after-tax income for the year ended December 31, 2024 by approximately $11.4 million.

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

Research and Development Expenses
R&D expenses totaled $3.3 million for the year ended December 31, 2023, as compared to $3.6 million for the year ended December 31, 2022. The decrease is primarily due to lower expenditures attributable to a third-party service provider in connection with an R&D project that was completed in early 2023.

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

Income/Loss from Operations
For the year ended December 31, 2023, we had operating income of $21.6 million, as compared to an operating loss of $39.4 million for the year ended December 31, 2022. The $61.0 million improvement in operating results was mainly due to the improved gross profit of $53.7 million, largely driven by the year-over-year revenue growth and shift in revenue mix toward higher margin IVIG products, and the lower total operating expenses of $7.3 million.

Interest Expense
Interest expense for the year ended December 31, 2023 was $25.0 million, as compared to $19.3 million for the year ended December 31, 2022. The increase is mainly due to approximately $51.8 million of additional debt principal resulting from the refinancing of our senior credit facility on March 23, 2022, additional debt principal resulting from interest payments made “in kind” in the form of additional indebtedness of approximately $6.8 million, as well as an increase in the stated interest rate on our senior debt from 10.75% in 2022 to as high as 14.4% at certain points in fiscal 2023 as a result of increases in the Secured Overnight Financing Rate (“SOFR”). We expect our interest expense to decrease in 2024 as a result of the refinancing transaction we completed in December of 2023 (see “Liquidity and Capital Resources”), which resulted in a lower debt principal balance and a reduction in the interest rate.

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

Because EBITDA, Adjusted EBITDA and Adjusted net income (loss) are measures not deemed to be in accordance with U.S. GAAP and are susceptible to varying calculations, our EBITDA, Adjusted EBITDA and Adjusted net income (loss) may not be comparable to similarly titled measures of other companies, including companies in our industry, because other companies may calculate EBITDA, Adjusted EBITDA and Adjusted net income (loss) in a different manner than we calculate these measurements. Although the Company uses Adjusted EBITDA as one of several financial measures to assess its operating performance, its use is limited as it excludes certain significant operating expenses. EBITDA, Adjusted EBITDA and Adjusted net income (loss) are not intended to represent cash flows for the periods presented, nor have they been presented as an alternative to operating income/loss, net income/loss or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP. The following table presents the reconciliation of net loss to EBITDA and Adjusted EBITDA for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Net income (loss)	$197,673	$(28,239)	$(65,904)
Depreciation	7,657	7,608	6,398
Amortization	388	724	715
Income tax benefit	(71,959)	-	-
Interest expense	13,930	25,027	19,279
EBITDA	147,689	5,120	(39,512)
Stock-based compensation	13,616	6,187	5,215
Loss on extinguishment of debt	1,243	26,174	6,670
Yield enhancement	2,064	-	-
IT systems disruption	-	2,770	-
Adjusted EBITDA	$164,612	$40,251	$(27,627)

Adjusted EBITDA improved by $122.3 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023, mainly due to the substantial increase in operating income in 2024 of $117.4 million. Adjusted EBITDA increased by $67.9 million for the year ended December 31, 2023 as compared to the same period of a year ago. The improvement is driven primarily by an increase in operating income in 2023 of $61.0 million.

The following table presents the reconciliation of Net income (loss) to Adjusted net income (loss) for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Net income (loss)	$197,673	$(28,239)	$(65,904)
Loss on extinguishment of debt	1,243	26,174	6,670
Deferred tax benefit	(84,280)	-	-
Yield enhancement	2,064	-	-
Stock-based compenstion modifications	2,518	-	-
IT systems disruption	-	2,770	-
Adjusted net income (loss)	$119,218	$705	$(59,234)

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2024, we had working capital of $275.9 million, primarily consisting of $170.2 million of inventory, cash and cash equivalents of $103.1 million and $50.0 million of accounts receivable, partially offset by current liabilities of $55.5 million, as compared to working capital at December 31, 2023 of $207.2 million, primarily consisting of $172.9 million of inventory, cash and cash equivalents of $51.4 million and accounts receivable of $27.4 million, partially offset by current liabilities of $49.8 million. Although we have incurred an accumulated deficit of $308.6 million since inception, we had positive cash flow from operations for the years ended December 31, 2024 and 2023 of $118.7 million and $8.8 million for the years ended December 31, 2024 and 2023, respectively. Prior to fiscal 2024, we funded our operations over the previous few years primarily from the sale of our equity securities and debt financings. Our material cash requirements are primarily comprised of:

•
The collection and procurement of raw material source plasma, which includes plasma donor fees and plasma center supplies, and other raw materials necessary to maintain and scale up our manufacturing operations;

•	Employee compensation and benefits;

•	Capital expenditures for equipment upgrades and capacity expansion at the Boca Facility and to maintain our plasma collection facilities;

•	Interest on our debt;

•	Marketing programs, medical education and continued commercialization efforts;

•	Boca Facility maintenance, improvements, repairs and supplies;

•	Conducting required post-marketing clinical trials for ASCENIV; and

•	Continuous improvements and updates to our IT infrastructure, laboratory equipment and assays, and facilities and engineering equipment.

As we continue to onboard new staff and expand production at the Boca Facility, we may also decide to use cash on hand, in whole or in part, to purchase additional real estate to add redundancies, expand operations and prepare for future growth opportunities. In addition, our end-to-end production cycle time from procurement of raw materials to commercial release of finished product can take between seven and 12 months or potentially longer, requiring substantial inventories of raw material plasma and other manufacturing and laboratory testing materials and single use disposables.

For the year ended December 31, 2024, we had pre-tax income and GAAP net income of $125.7 million and $197.7 million, respectively. We currently anticipate, based upon our projected revenue and expenditures, that our current cash, cash equivalents and accounts receivable, along with our projected future operating cash flow, will be sufficient to fund our operations, as currently conducted, through the end of the first quarter of fiscal 2026. However, our current outlook with respect to cash flows and profitability may change based upon several factors, including the continued success of our commercial efforts with respect to the sale of our products and the continued acceptability of our immune globulin products by physicians, patients or payers, and whether or not the assumptions underlying our projected revenues and expenses are correct. If we are unable to maintain positive cash flow throughout fiscal 2025, we may choose to raise additional capital. If we are unable to generate sufficient revenue to maintain positive cash flow throughout fiscal 2025 and elect to raise additional capital, we may decide to do so through public or private equity offerings or debt financings, or we may enter into a corporate collaboration or licensing arrangement.  The sale of additional equity securities or debt financings, if convertible, could result in dilution to our stockholders and, in such event, the value and potential future market price of our common stock may decline.

ADMA continues to evaluate a variety of strategic alternatives, and the exploration of value-creating opportunities remains a top corporate priority.

On December 18, 2023 (the “Ares Closing Date”), we and all of our subsidiaries entered into a senior secured credit facility (the “Ares Credit Agreement”) with Ares Capital Corporation and certain credit funds affiliated with Ares Capital Corporation (collectively, “Ares”). The Ares Credit Agreement provided for a total of $135.0 million in senior secured credit facilities (the “Ares Credit Facility”) consisting of (i) a term loan in the aggregate principal amount of $62.5 million and (ii) a revolving credit facility in the aggregate principal amount of $72.5 million (collectively, the “Ares Loans”), both of which were fully drawn on the Ares Closing Date. The Ares Credit Facility has a maturity date of December 20, 2027 (the “Ares Maturity Date”). On the Ares Closing Date, we used the proceeds from the Ares Loans, along with a portion of our existing cash on hand, to terminate and pay in full all of the outstanding obligations under our previous senior credit facility (the “Hayfin Credit Facility”) with Hayfin Services LLP (“Hayfin”) including the outstanding principal in the amount of $158.6 million, a prepayment penalty in the amount $11.1 million, an exit fee of $1.6 million, all accrued and unpaid interest outstanding on the Hayfin Credit Facility as of the Ares Closing date, as well as certain fees and expenses related thereto. In connection with the payoff and termination of the Hayfin Credit Facility, we also wrote off $15.0 million of unamortized debt discount related to the Hayfin Credit Facility. As a result of this transaction, we recorded a loss on the extinguishment of the Hayfin Credit Facility in the amount of $26.2 million in the year ended December 31, 2023, which is mainly comprised of the write-off of unamortized debt discount and the prepayment penalty.

On August 14, 2024, we repaid $30.0 million against the revolving credit facility and the outstanding balance on the revolving credit facility as of December 31, 2024 was $42.5 million. On December 19, 2024 we repaid $30.0 million against the term loan and the outstanding balance on the term loan as of December 31, 2024 was $32.5 million. In connection with the repayment against the term loan, we recognized a loss on extinguishment of debt in the approximate amount of $1.2 million, which is comprised of a prepayment penalty in the amount of $0.45 million and a partial write-off of unamortized discount attributable to the term loan in the amount of $0.8 million.

Borrowings under the term loan bear interest at the adjusted Term SOFR for a three‑month tenor in effect on the day that is two business days prior to the first day of the applicable calendar quarter plus 6.50% (the “Initial SOFR Term Loan Applicable Margin”). Borrowings under the revolving facility bear interest at the adjusted Term SOFR for a three‑month tenor in effect on the day that is two business days prior to the first day of the applicable calendar quarter plus 3.75% (the “SOFR Revolving Facility Applicable Margin”). On the Ares Closing Date, the interest rate on the term loan was approximately 11.9% and the interest rate on the revolving facility was approximately 9.1%, representing a weighted-average interest rate of approximately 10.4%. As of December 31, 2024, the interest rate on the term loan was approximately 10.9% and the interest rate on the revolving facility was approximately 8.3%, representing a weighted-average interest rate of approximately 9.4%.

On the Ares Maturity Date, we are required to pay Ares the entire outstanding principal amount underlying the Ares Loans and any accrued and unpaid interest thereon. Prior to the Ares Maturity Date, there are no scheduled principal payments on the Ares Credit Facility, and we are required to make quarterly interest payments during the term of Ares Credit Facility of approximately $1.8 million. We may prepay the outstanding principal under the revolving facility, together with any accrued but unpaid interest on the prepaid principal amount, at any time and from time to time upon three business days’ prior written notice with no prepayment premium. However, in the event that we pay down an aggregate amount under the revolving facility that is greater than 50% of revolving facility commitment of $72.5 million, we will still be required to pay interest on 50% of this amount, or $36.3 million, through the term of Ares Credit Facility. We may prepay the outstanding principal on the term loan, together with any accrued but unpaid interest on the prepaid principal amount, at any time and from time to time upon three business days’ prior written notice, subject to the payment to Ares of a prepayment premium equal to (i) the present value as of such date of all remaining required interest payments on the principal amount being repaid plus 1.5% of the prepaid principal amount, if prepaid on or prior to the first anniversary of the Ares Closing Date, (ii) 1.5% of the prepaid principal amount, if prepaid after the first anniversary of the Ares Closing Date and on or prior to the second anniversary of the Ares Closing Date, or (iii) 1.0% of the prepaid principal amount, if prepaid on or prior to the third anniversary of the Ares Closing Date.

In connection with the closing of the Ares Credit Facility, we incurred fees and expenses related to the transaction of approximately $2.7 million, including a $1.7 million original issue discount payable to Ares, all of which was deducted from the Ares loan proceeds. In addition, we are also required to pay Ares an exit fee of $1.7 million upon the earlier of any prepayment date or the Ares Maturity Date, and this obligation has been accrued as a separate liability in our consolidated balance sheet as of December 31, 2024 and 2023 in the amount of $1.3 million and $1.7 million, respectively. As a result, we recognized an aggregate debt discount of $4.4 million as of the Ares Closing Date, and the weighted-average effective interest rate on the Ares Loans as of December 31, 2024 and 2023 was 10.81% and 11.39%, respectively. In connection with the prepayment of the term loan on December 19, 2024, we also paid a pro rata portion of the exit fee in the amount of $0.4 million.

All of our obligations under the Ares Credit Agreement are secured by a first-priority lien and security interest in substantially all of our tangible and intangible assets, including intellectual property and all of the equity interests in our subsidiaries. The Ares Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The negative covenants include certain financial covenants, including maximum total leverage ratios and a $15.0 million liquidity covenant, and also restrict or limit our ability and the ability of our subsidiaries to, among other things and subject to certain exceptions contained in the Ares Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to our or our subsidiaries’ business activities; make certain Investments or Restricted Payments (each as defined in the Ares Credit Agreement); engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that have the impact of restricting our ability to make loan repayments under the Ares Credit Agreement. As of December 31, 2024, we were in compliance with all of the covenants contained in the Ares Credit Agreement.

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

On March 23, 2022 (the “Hayfin Closing Date”), we and all of our subsidiaries entered into the Hayfin Credit Agreement with Hayfin. The Hayfin Credit Agreement, as amended, provided for a senior secured term loan facility in a principal amount of up to $175.0 million, composed of (i) a term loan made on the Hayfin Closing Date in the principal amount of $150.0 million (the “Hayfin Closing Date Loan”), and (ii) a delayed draw term loan in the principal amount of $25.0 million (the “Hayfin Delayed Draw Loan” and, together with the Hayfin Closing Date Loan, the “Hayfin Loans”). The Hayfin Delayed Draw Loan was not drawn prior to our termination of the Hayfin Credit Agreement. The Hayfin Credit Facility had a maturity date of March 23, 2027 (the “Hayfin Maturity Date”), subject to acceleration pursuant to the Hayfin Credit Agreement, including upon an Event of Default (as defined in the Hayfin Credit Agreement).

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

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:
	Year Ended December 31,
(in thousands)	2024	2023	2022
Net cash provided by (used in) operating activities	$118,672	$8,800	$(59,508)
Net cash used in investing activities	(8,575)	(4,981)	(13,911)
Net cash (used in) provided by financing activities	(58,302)	(38,989)	108,852
Net change in cash and cash equivalents	51,795	(35,170)	35,433

Cash and cash equivalents - beginning of year	51,352	86,522	51,089
Cash and cash equivalents - end of year	$103,147	$51,352	$86,522

Net Cash Provided by (Used in) Operating Activities

Cash provided by operations for the year ended December 31, 2024 was $118.7 million, as compared to $8.8 million for the year ended December 31, 2023. The increase is mainly due to substantially higher net income. The improvement in cash flow from operations in 2023 as compared to the year ended December 31, 2022 was mainly due to the improvement in our operating results, driven by higher revenues and gross margins, and a lower increase in inventories. The following table illustrates the primary components of our cash flows from operations:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net income (loss)	$197,673	$(28,239)	$(65,904)
Non-cash expenses, gains and losses	(60,462)	47,162	24,682
Changes in accounts receivable	(22,578)	(11,916)	13,072
Changes in inventories	2,671	(9,626)	(38,556)
Changes in accounts payable and accrued expenses	5,192	11,369	8,334
Other	(3,824)	50	(1,136)
Cash provided by (used in) operations	$118,672	$8,800	$(59,508)

Net Cash Used in Investing Activities
Cash used in investing activities for the year ended December 31, 2024 was $8.6 million and is mainly comprised of equipment purchases and other capital expenditures at the Boca Facility. Cash used in investing activities for the year ended December 31, 2023 was $5.0 million, which was primarily comprised of capital expenditures of $3.0 million for equipment purchases and facilities upgrades at the Boca Facility, and $1.8 million to complete the buildout of our plasma collection facilities. Net cash used in investing activities for the year ended December 31, 2022 was $13.9 million, which consisted of $8.7 million for the construction and buildout of several new plasma collection facilities and $5.2 million for equipment purchases and upgrades to the Boca Facility. While we do not have any firm commitments for material capital expenditures in 2025, we expect our total capital expenditures will be between $12.0 million and $18.0 million for fiscal 2025.

Net Cash (Used in) Provided by Financing Activities
Net cash used in financing activities for the year ended December 31, 2024 was $58.3 million and was primarily composed of an aggregate of $60.0 million of debt principal payments during the year. Net cash used in financing activities for the year ended December 31, 2023 was $39.0 million, as we reduced our outstanding debt principal by $23.6 million with the refinancing of our senior debt on December 18, 2023 and paid approximately $12.7 million to exit the Hayfin Credit Facility. Net cash provided by financing activities for the year ended December 31, 2022 was $108.9 million, as we received approximately $47.0 in net proceeds from the refinancing of our senior credit facility in March of 2022 and $64.6 million in net proceeds from the December 9, 2022 public offering of our common stock.

Effect of Inflation

Inflation impacted a number of facets of our business during the years ended December 31, 2024, 2023 and 2022 at each of our business segments. Disruptions in the global economy have impeded global supply chains, resulted in longer lead times and delays in procuring certain raw materials, and resulted in inflationary cost increases in certain raw materials, labor and transportation. We also experienced price increases for, among other items, consumable supplies, services for repairs and maintenance of our facilities, utilities, shipping and freight charges, fuel surcharges and labor costs, among other expenses. Based upon the macroeconomic environment, publicly available information and reports from the U.S. government, we expect this trend to subside somewhat in 2025, however we cannot predict the extent to which future domestic and global economic conditions including, but not limited to, supply chain constraints or geopolitical conditions, including the continuing conflicts in Europe and in the Middle East and surrounding areas, could have a significant impact on our future results of operations. In addition, some of our third-party inventory purchase agreements provide for scheduled price increases that are tied to various consumer price indices, which have resulted in higher than historical percentage price increases and could result in higher source plasma and other raw material and supplies costs in 2025 and beyond. Also, in a higher inflationary environment, we may not be able to raise the prices of our products to keep up with the rate of inflation.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk as the result of changes in interest rates. Our senior credit facility with Ares requires quarterly payments of interest based on the adjusted Term SOFR plus the Applicable Margin. We currently do not utilize any derivative financial instruments, such as interest rate swaps or caps, to mitigate this risk. As of December 31, 2024, we had $75.0 million outstanding under our senior credit facility that is subject to a variable interest rate. As a result, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate would have an approximate $0.8 million annualized negative impact on our earnings and cash flows.

Item 8.	Financial Statements and Supplementary Data

Our financial statements required to be filed pursuant to this Item 8 appear in a separate section of this Annual Report on Form 10-K, beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Management’s annual report on internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) is included with the financial statements reflected in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firms

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by KPMG. KPMG is an independent registered public accounting firm, as stated in their reports which appear in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ending December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may constitute a non-Rule 10b5-1 trading arrangement under the Exchange Act.

During the quarter ended December 31, 2024, none of our directors or executive officers adopted or terminated any such contract, instruction or written plans except for Adam Grossman, our President and CEO, who entered into a Rule 105b-1 trading plan with Fidelity Brokerage Services LLC on December 5, 2024 (the “Grossman Plan”). The Grossman Plan provides that Mr. Grossman may sell up to an aggregate of (i) 60,000 shares of our common stock and (ii) 150,000 shares of our common stock to be received upon the exercise of vested options granted to Mr. Grossman. The Grossman Plan is scheduled to terminate on December 31, 2025, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Mr. Grossman or the broker, or as otherwise provided in the plan.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required to be disclosed by this Item with respect to our executive officers is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Executive Officers and Director and Officer Compensation: Executive Officers” contained in our definitive proxy statement for our 2025 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2024.

Information required to be disclosed by this Item about our Board of Directors (the “Board”) is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Proposal No. 1: Election of Directors” contained in our definitive proxy statement for our 2025 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2024.

To the extent necessary, information required to be disclosed by this Item about the Section 16(a) compliance of our directors and executive officers is incorporated into this Annual Report on Form 10-K, as applicable, by reference from the section entitled “Delinquent Section 16(a) Reports” contained in our definitive proxy statement for our 2025 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2024.

Information required to be disclosed by this Item about our Board, the Audit Committee of our Board, our audit committee financial expert, our Code of Ethics and Business Conduct, and other corporate governance matters is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Corporate Governance” contained in our definitive proxy statement for our 2025 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2024.

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

Our Insider Trading Policy governs transactions in our securities by our directors, officers and employees and is designed to promote compliance with applicable insider trading laws, rules and regulations. A copy of our Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.

Item 11.	Executive Compensation

Information required to be disclosed by this Item is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Executive Officers and Director and Officer Compensation” contained in our definitive proxy statement for our 2025 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2024.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required to be disclosed by this Item is incorporated into this Annual Report on Form 10-K by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained in our definitive proxy statement for our 2025 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2024.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Certain Relationships and Related Transactions, and Director Independence” contained in our definitive proxy statement for our 2025 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2024.

Item 14.	Principal Accounting Fees and Services

The information required to be disclosed by this Item is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Audit and Other Fees” contained in our definitive proxy statement for our 2025 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2024.

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

3.1.1
Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of ADMA Biologics, Inc., dated as of May 27, 2021 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 28, 2021).

3.2	Second Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 28, 2024).
3.3
Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock of ADMA Biologics, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2021).

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Current Report on Form 8-K/A, filed with the SEC on March 29, 2012).

4.2
Form of Warrant to Purchase Common Stock, in the form issued by the Company to various entities affiliated with Hayfin Services LLP, dated as of March 23, 2022 (incorporated herein by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 24, 2022).

4.3
Form of Warrant to Purchase Common Stock, in the form issued by the Company to various entities affiliated with Hayfin Services LLP, dated as of May 1, 2023 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 2, 2023).

4.4
Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 24, 2022).

10.1†
Amended and Restated ADMA Biologics, Inc. 2014 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, filed with the SEC on August 18, 2017).

10.2†	ADMA Biologics, Inc. 2022 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2022).
10.3†
Amended and Restated Employment Agreement, dated January 29, 2019, by and between ADMA Biologics, Inc. and Adam Grossman (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 29, 2019).

10.3.1†
Amendment to Employment Agreement, dated as of September 29, 2021, by and between ADMA Biologics, Inc. and Adam Grossman (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 1, 2021).

10.4†
Employment Agreement, dated April 1, 2024, by and between ADMA Biologics, Inc. and Kaitlin Kestenberg (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 2, 2024).

10.5†
Employment Agreement, dated as of July 24, 2024, by and between ADMA Biologics, Inc. and Brad Tade (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 26, 2024).

10.6†
Consulting Services Agreement, effective as of April 1, 2024, by and between ADMA Biologics, Inc. and Brian Lenz (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 28, 2024).

10.7++*	Amended and Restated Plasma Purchase Agreement, effective as of October 1, 2024, by and between Grifols Worldwide Operations Limited and ADMA BioManufacturing, LLC.
10.8++*	Plasma Purchase Agreement, effective as of August 6, 2024, by and between KEDPlasma LLC and ADMA BioManufacturing, LLC.
10.9+
Plasma Supply Agreement, dated as of June 6, 2017, by and between ADMA BioManufacturing, LLC and Biotest Pharmaceuticals Corporation (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2017).

10.9.1+
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

10.10.1
Amendment 3 to the Amended and Restated Agreement for Services, effective as of November 7, 2019, by and between ADMA BioManufacturing, LLC and Areth LLC (incorporated herein by reference to the Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed March 13, 2020).

10.10.2
Amendment 4 to the Amended and Restated Agreement For Services Between ADMA BioManufacturing, LLC and Areth LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2022).

10.11*	Form of Indemnification Agreement.
10.12+
License Agreement, effective as of December 31, 2012, by and between ADMA Biologics, Inc. and Biotest AG (incorporated herein by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1, filed with the SEC on February 11, 2013).

10.12.1
First Amendment to License Agreement, dated as of June 6, 2017, by and between the Company and Biotest AG (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2017).

10.13
Credit Agreement, dated as of December 18, 2023, by and among the Company, as Administrative Borrower, ADMA BioManufacturing, LLC, ADMA Plasma Biologics, Inc. and ADMA BioCenters Georgia Inc., each as Borrowers, certain subsidiaries of the Company, as Guarantors, from time to time party thereto, the Lenders from time to time party thereto, Ares Capital Corporation, as Administrative Agent and as Collateral Agent, and ACF FINCO I LP, as Revolving Agent (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 18, 2023).

10.14
Security Agreement, dated as of December 18, 2023, by and among the Company, ADMA BioManufacturing, LLC, ADMA Plasma Biologics, Inc. and ADMA BioCenters Georgia, Inc., as Grantors, and Ares Capital Corporation, as Collateral Agent (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 18, 2023).

16.1
Letter, dated October 9, 2024, from CohnReznick LLP addressed to the Commission (incorporated herein by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 9, 2024).

19.1*	The Company’s Insider Trading Policy, effective September 2024.
21.1*	Subsidiaries of the Company.
23.1*	Consent of KPMG LLP.
23.2*	Consent of CohnReznick LLP.

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	ADMA Biologics, Inc. Compensation Recoupment Policy (incorporated herein by reference to Ex. 97 to the Company’s Annual Report on Form 10-K filed with the Commission on February 28, 2024).
101*
The following materials from ADMA Biologics, Inc. Form 10-K for the year ended December 31, 2024, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2024 and December 31, 2023, (ii) Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2024, 2023 and 2022, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022; and (v) Notes to Consolidated Financial Statements.

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

ADMA Biologics, Inc.

Date: March 18, 2025	By:	/s/ Adam S. Grossman
	Name: Title:	Adam S. Grossman President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Adam S. Grossman
Adam S. Grossman	President and Chief Executive Officer (Principal Executive Officer) and Director	March 18, 2025

/s/ Brad Tade
Brad Tade	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 18, 2025

/s/ Steven A. Elms
Steven A. Elms	Chairman of the Board of Directors	March 18, 2025

/s/ Dr. Jerrold B. Grossman
Dr. Jerrold B. Grossman	Vice Chairman of the Board of Directors	March 18, 2025

/s/ Alison Finger
Alison Finger	Director	March 18, 2025

/s/ Lawrence P. Guiheen
Lawrence P. Guiheen	Director	March 18, 2025

/s/ Young T. Kwon
Young T. Kwon	Director	March 18, 2025

/s/ Eduardo Rene Salas
Eduardo Rene Salas	Director	March 18, 2025

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of its internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024 based on those criteria.

Our independent registered public accounting firm, which has audited the consolidated financial statements included in this Annual Report on Form 10-K, has also issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2024. Their report appears on page F-3 of this Annual Report on Form 10-K.

/s/ Adam S. Grossman	/s/ Brad Tade
Adam S. Grossman	Brad Tade
President and Chief Executive Officer	Chief Financial Officer

March 18, 2025	March 18, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
ADMA Biologics, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited ADMA Biologics, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2024, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes and financial statement schedule II - valuation and qualifying accounts(collectively, the consolidated financial statements), and our report dated March 18, 2025 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ KPMG LLP
Stamford, Connecticut
March 18, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
ADMA Biologics, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of ADMA Biologics, Inc. and subsidiaries (the Company) as of December 31, 2024, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the period ended December 31, 2024, and the related notes and financial statement schedule II - valuation and qualified accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 18, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of the U.S. Medicaid rebate accrual for immunoglobulin products
As disclosed in Note 2 to the consolidated financial statements, the Company recognizes immunoglobulin product revenue net of estimated rebates. The amount of these rebate are based on contractual agreements and historical experience. These estimated rebates include U.S. Medicaid rebates, which, the Company accrues for in the same period the product is sold, however, third-party reporting and payments of the rebate amount occur on a time lag. As of December 31, 2024, the Company had recorded $4.2 million of accrued rebates included in accrued expenses and other liabilities on the balance sheet, of which a portion related to Medicaid rebates.
We identified the estimate of rebate accruals for U.S. Medicaid claims as a critical audit matter. The evaluation of historical claims experience, current sales volumes and the claims processing time lag associated with U.S. Medicaid reporting rebate amounts involved subjective auditor judgement. The key assumptions made included the historical percentage of U.S. Medicaid rebates paid to gross sales and assumption that the historical patterns will be indicative of future patterns.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to estimate the U.S. Medicaid rebate accrual, including historical claims experience, current sales volumes and the claims time lag. We evaluated the U.S. Medicaid rebate accrual by (1) obtaining an understanding of the estimation methodology, (2) recalculating management’s estimate of the accrual by utilizing current gross sales and the historical revenue and rebates paid data and(3) testing the appropriateness of the assumptions of using a certain number of months of historical data and that historical results are indicative of future expectations by reviewing the Company’s historical trends.
/s/ KPMG LLP
We have served as the Company’s auditor since 2024.
Stamford, Connecticut
March 18, 2025

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
ADMA Biologics, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of ADMA Biologics, Inc. and subsidiaries (the “Company”) as of December 31, 2023, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023 and the related notes and financial statement schedule II – valuation and qualifying accounts (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.
/s/ CohnReznick LLP
We served as the Company’s auditor from 2008 through November 7, 2024.

Parsippany, New Jersey
February 28, 2024, except for Note 11 and Note 13 as to which the date is March 18, 2025

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Years Ended December 31, 2024 and 2023

	December 31,	December 31,
	2024	2023
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$103,147	$51,352
Accounts receivable, net	49,999	27,421
Inventories	170,235	172,906
Prepaid expenses and other current assets	8,029	5,334
Total current assets	331,410	257,013
Property and equipment, net	54,707	53,835
Intangible assets, net	460	499
Goodwill	3,530	3,530
Deferred tax assets, net	84,280	-
Right-of-use assets	8,634	9,635
Deposits and other assets	5,657	4,670
TOTAL ASSETS	$488,678	$329,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,219	$15,660
Accrued expenses and other current liabilities	33,962	32,919
Current portion of deferred revenue	143	182
Current portion of lease obligations	1,218	1,045
Total current liabilities	55,542	49,806
Senior notes payable, net of discount	72,337	130,594
Deferred revenue, net of current portion	1,547	1,690
End of term fee	1,313	1,688
Lease obligations, net of current portion	8,561	9,779
Other non-current liabilities	360	419
TOTAL LIABILITIES	139,660	193,976

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock - voting, $0.0001 par value, 300,000,000 shares authorized, 236,620,545 and 226,063,032 shares issued and outstanding at December 31, 2024 and December 31, 2023	24	23
Additional paid-in capital	657,577	641,439
Accumulated deficit	(308,583)	(506,256)
TOTAL STOCKHOLDERS’ EQUITY	349,018	135,206
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$488,678	$329,182

The accompanying notes are an integral part of these consolidated financial statements.

 ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2024	2023	2022
	(In thousands, except share and per share data)

REVENUES	$426,454	$258,215	$154,080
Cost of product revenue	206,901	169,273	118,815
Gross profit	219,553	88,942	35,265

OPERATING EXPENSES:
Research and development	1,813	3,300	3,614
Plasma center operating expenses	4,245	4,266	17,843
Amortization of intangible assets	388	724	715
Selling, general and administrative	74,124	59,020	52,458
Total operating expenses	80,570	67,310	74,630

INCOME (LOSS) FROM OPERATIONS	138,983	21,632	(39,365)

OTHER INCOME (EXPENSE):
Interest income	2,097	1,617	45
Interest expense	(13,930)	(25,027)	(19,279)
Loss on extinguishment of debt	(1,243)	(26,174)	(6,670)
Other expense	(193)	(287)	(635)
Other expense, net	(13,269)	(49,871)	(26,539)

INCOME (LOSS) BEFORE INCOME TAXES	125,714	(28,239)	(65,904)

Income tax benefit	(71,959)	-	-

NET INCOME (LOSS)	$197,673	$(28,239)	$(65,904)

BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.85	$(0.13)	$(0.33)
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.81	$(0.13)	$(0.33)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	233,084,236	223,977,315	197,874,895
Diluted	243,342,466	223,977,315	197,874,895

The accompanying notes are an integral part of these consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	195,813,817	$20	$553,266	$(412,113)	$141,173
Stock-based compensation	-	-	5,215	-	5,215
Issuance of common stock, net of offering expenses	24,125,873	2	64,642	-	64,644
Vesting of Restricted Stock Units, net of shares withheld for taxes	1,808,561	-	(2,899)	-	(2,899)
Warrants issued in connection with note payable	-	-	9,570	-	9,570
Exercise of stock options	68,679	-	175	-	175
Net loss	-	-	-	(65,904)	(65,904)
Balance at December 31, 2022	221,816,930	22	629,969	(478,017)	151,974
Stock-based compensation	-	-	6,187	-	6,187
Vesting of Restricted Stock Units, net of shares withheld for taxes	833,722	-	(1,415)	-	(1,415)
Warrants issued in connection with notes payable	-	-	5,595	-	5,595
Exercise of stock options	1,444,533	1	1,103	-	1,104
Cashless exercise of warrants	1,967,847	-	-	-	-
Net loss	-	-	-	(28,239)	(28,239)
Balance at December 31, 2023	226,063,032	23	641,439	(506,256)	135,206
Stock-based compensation	-	-	13,616	-	13,616
Vesting of Restricted Stock Units, net of shares withheld for taxes	1,344,555	-	(4,971)	-	(4,971)
Exercise of stock options	1,988,066	-	7,494		7,494
Cashless exercise of warrants	7,224,892	1	(1)	-	-
Net income	-	-	-	197,673	197,673
Balance at December 31, 2024	236,620,545	$24	$657,577	$(308,583)	$349,018

The accompanying notes are an integral part of these consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$197,673	$(28,239)	$(65,904)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,045	8,332	7,113
Loss on disposal of fixed assets	106	182	427
Deferred income tax benefit	(84,280)	-	-
Interest paid in kind	-	3,836	2,998
Stock-based compensation	13,616	6,187	5,215
Amortization of debt discount	951	2,594	2,402
Loss on extinguishment of debt	1,243	26,174	6,670
Amortization of license revenue	(143)	(143)	(143)
Changes in operating assets and liabilities:
Accounts receivable	(22,578)	(11,916)	13,072
Inventories	2,671	(9,626)	(38,556)
Prepaid expenses and other current assets	(2,695)	(239)	(756)
Deposits and other assets	15	1,080	122
Accounts payable	4,150	3,839	800
Accrued expenses	1,042	7,530	7,534
Other current and non-current liabilities	(1,144)	(791)	(502)
Net cash provided by (used in) operating activities	118,672	8,800	(59,508)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,226)	(4,771)	(13,911)
Acquisition of intangible assets	(349)	(210)	-
Net cash used in investing activities	(8,575)	(4,981)	(13,911)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(60,000)	(158,584)	(100,000)
Proceeds from issuance of common stock, net of offering expenses	-	-	64,645
Prepayment penalties on repayment of debt	(450)	(11,140)	(2,000)
Proceeds from issuance of note payable	-	135,000	151,750
Taxes paid on vested Restricted Stock Units	(4,971)	(1,415)	(2,899)
Payments on finance lease obligations	-	(17)	(36)
Net proceeds from the exercise of stock options	7,494	1,104	175
Payment of end of term fee	(375)	(1,586)	-
Payment of deferred financing fees	-	(2,351)	(2,783)
Net cash (used in) provided by financing activities	(58,302)	(38,989)	108,852

Net increase (decrease) in cash and cash equivalents	51,795	(35,170)	35,433
Cash and cash equivalents - beginning of year	51,352	86,522	51,089
Cash and cash equivalents - end of year	$103,147	$51,352	$86,522

The accompanying notes are an integral part of these consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS

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

Principles of consolidation and basis of presentation

The accompanying consolidated financial statements include the accounts of ADMA and its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with Article 3 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). All intercompany balances have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (the “FASB”).

During the years ended December 31, 2024, 2023 and 2022, comprehensive income (loss) was equal to the net income (loss) amounts presented for the respective periods in the accompanying consolidated statements of operations. In addition, certain prior year balances have been reclassified to conform to the current presentation. Specifically, the disaggregation of some of the Company’s accrued expenses and other current liabilities (see Note 6) and deferred tax assets and liabilities, as well as the rate reconciliation for U.S. federal income taxes (see Note 11), as of December 31, 2023 have been adjusted to conform to the presentation as of December 31, 2024.

Use of estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include rebates and chargebacks deducted from gross revenues, assumptions used in the fair value of awards granted under the Company’s equity incentive plans and the valuation allowance for the Company’s deferred tax assets.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company engaged a third-party specialist to assist in the evaluation of the Company’s accrual for U.S. Medicaid rebates related to the sale of the Company’s immunoglobulin products. As a result of this evaluation, the Company recognized a reduction in this accrual and a corresponding increase to net revenues of $12.6 million for the year ended December 31, 2024. The Company considered several qualitative factors when evaluating its rebate accrual, such as the absence of a statutory limitation on the rebate amounts drug manufacturers pay to state Medicaid programs and general uncertainty that pharmaceutical manufacturers have historically seen with government payors often submitting lagged claims many periods after the initial dispensing of a product to an end patient. There was additional new information that arose during June 2024 that suggested the Company’s liabilities for certain payor claims were successfully resolved, which resulted in the $12.6 million adjustment to the accrual for U.S. Medicaid rebates in June 2024.

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

Accounts receivable

Accounts receivable is reported at realizable value, net of allowances for contractual credits and doubtful accounts in the amount of $0.2 million and $0.1 million at December 31, 2024 and 2023, respectively, which are recognized in the period the related revenue is recorded. The Company extends credit to its customers based upon an evaluation of each customer’s financial condition and credit history. Evaluations of the financial condition and associated credit risk of customers are performed on an ongoing basis.

Inventories

Raw materials inventory consists of normal source plasma (“NSP”) and Respiratory Syncytial Virus (“RSV”) high titer plasma collected at the Company’s plasma collection facilities or purchased from third parties, along with various materials purchased from suppliers, used in the production of the Company’s products. Work-in-process and finished goods inventories (see Note 3) reflect the cost of raw materials as well as costs for direct and indirect labor, primarily salaries, wages and benefits for applicable employees, as well as an allocation of overhead costs related to the Boca Facility including utilities, property taxes, general repairs and maintenance, consumable supplies and depreciation. The allocation of Boca Facility overhead to inventory is generally based upon the estimated square footage of the Boca Facility that is used in the production of the Company’s products relative to the total square footage of the facility.

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired by the Company. Goodwill at December 31, 2024 and 2023 was $3.5 million, all of which is attributable to the Company’s ADMA BioManufacturing business segment. There were no changes to the carrying amount of goodwill during the years ended December 31, 2024, 2023 and 2022.

Goodwill is not amortized but is assessed for impairment on an annual basis or more frequently if impairment indicators exist. The Company has the option to perform a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill and other intangible assets. If the Company concludes that this is the case, then it must perform a goodwill impairment test by comparing the fair value of the reporting unit to its carrying value. An impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The Company performs its annual goodwill impairment assessment as of October 1 of each year. The Company’s annual goodwill impairment assessments as of October 1, 2024, 2023 and 2022 did not result in any impairment charges related to goodwill for the years ended December 31, 2024, 2023 and 2022.

Impairment of long-lived assets

The Company assesses the recoverability of its long-lived assets, which include property and equipment and finite-lived intangible assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s carrying value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the years ended December 31, 2024, 2023 and 2022, the Company determined that there was no impairment of its long-lived assets.

Revenue recognition

Revenues for the years ended December 31, 2024, 2023 and 2022 are comprised of (i) revenues from the sale of the Company’s immunoglobulin products, ASCENIV, BIVIGAM and Nabi-HB, (ii) product revenues from the sale of human plasma collected by the Company’s Plasma Collection Centers business segment, (iii) contract manufacturing and laboratory services revenue, (iv) revenues from the sale of intermediate by-products and (v) license and other revenues primarily attributable to the out-licensing of ASCENIV to Biotest AG (“Biotest”) in 2012 to market and sell this product in Europe and selected countries in North Africa and the Middle East. Biotest has provided the Company with certain services and financial payments in accordance with the related Biotest license agreement and is obligated to pay the Company certain amounts in the future if certain milestones are achieved. Deferred revenue is amortized into income over the term of the Biotest license, representing a period of approximately 22 years.

Product revenue is recognized when the customer is deemed to have control over the product and the performance obligation is satisfied. Control is determined based on when the product is shipped or delivered and title passes to the customer. Revenue is recorded in an amount that reflects the consideration the Company expects to receive in exchange. Revenue from the sale of the Company’s immunoglobulin products is recognized when the product reaches the customer’s destination, and is recorded net of estimated rebates, wholesaler distribution and related fees, customer incentives, including prompt pay discounts, wholesaler chargebacks, group purchasing organization fees and reimbursements for patient assistance. These estimates are based on contractual arrangements, historical experience and certain other assumptions, and while the Company believes that such estimates are reasonable, they are subject to change based on future developments and other factors.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For revenues associated with contract manufacturing and the sale of intermediates, control transfers to the customer and the performance obligation is satisfied when the customer takes possession of the product from the Boca Facility.

Product revenues from the sale of human plasma collected at the Company’s plasma collection centers are recognized at the time control of the product has been transferred to the customer and the performance obligation is satisfied, which generally occurs at the time of shipment from one of the Company’s plasma collection facilities or from a third-party warehouse that is utilized by the Company. Product revenues are recognized at the time of delivery if the Company retains control of the product during shipment.

For all of the Company’s product revenues, payment from the customer is typically due within 90 days of sale.

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

Advertising and marketing expenses

Advertising and marketing expense includes cost for promotional materials and trade show expenses for the marketing of the Company’s products and expenses incurred for attracting donors to the Company’s plasma collection centers. All advertising and marketing expenses are expensed as incurred.  Advertising and marketing expenses were $2.7 million, $3.3 million and $2.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Stock-based compensation

The Company follows recognized accounting guidance which requires all equity-based payments, including grants of stock options and restricted stock unit awards (“RSUs”), to be recognized in the statement of operations as compensation expense based on their fair values at the date of grant. Compensation expense related to awards to employees and directors with service-based vesting conditions is recognized on a straight-line basis over the associated vesting period of the award based on the grant date fair value of the award. Stock options granted to employees under the Company’s equity incentive plans generally have a four-year vesting period and a term of 10 years. RSUs granted to employees also have a four-year vesting period. For milestone-based equity awards, which were awarded to two of the Company’s executive officers in September of 2021 and vested during fiscal 2022, the Company would periodically assess the probability of vesting for each milestone-based award and adjust compensation expense based on its probability assessment. Pursuant to ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), the Company has elected not to establish a forfeiture rate, as stock-based compensation expense related to forfeitures of unvested equity awards is fully reversed at the time of forfeiture.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is calculated by dividing net income or loss attributable to common stockholders as adjusted for the effect of dilutive securities, if any, by the weighted average number of shares of common stock and dilutive common stock outstanding during the period. Potentially dilutive common stock includes the shares of common stock issuable upon the exercise of outstanding stock options and warrants (using the treasury stock method) and upon the vesting of restricted stock units (“RSUs”). Potentially dilutive common stock in the diluted net earnings (loss) per share computation is excluded to the extent that it would be anti-dilutive. For the year ended December 31, 2024, basic and diluted earnings per share are calculated as follows:

Year Ended
December 31, 2024
Net income available to common stockholders ($000’s) (numerator)	$197,673
Weighted-average number of common shares (denominator)	233,084,236
Basic earnings per common shares	$0.85

Weighted-average number of common shares	233,084,236
Potential shares of common stock arising from outstanding stock options	4,150,584
Potential shares of common stock arising from outstanding warrants	3,085,640
Potential shares of common stock arising from unvested RSUs	3,022,006
Total shares - diluted (denominator)	243,342,466
Diluted earnings per common share	$0.81

For the year ended December 31, 2024, there were no shares with an anti-dilutive effect that needed to be excluded from the earnings per share computation. For the years ended December 31, 2023 and 2022, no potentially dilutive securities are included in the computation of diluted loss per share in the accompanying consolidated financial statements as the Company reported a net loss for these periods. For the years ended December 31, 2023 and 2022, the following securities were excluded from the calculation of diluted loss per common share because of their anti-dilutive effects:

	For the Years Ended December 31,
	2023	2022
Stock Options	5,906,184	8,256,211
Restricted Stock Units	4,657,297	2,866,987
Warrants	12,502,906	13,525,148
Total	23,066,387	24,648,346

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair value of financial instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are shown at cost, which approximates fair value due to the short-term nature of these instruments. The debt outstanding under the Company’s senior notes payable (see Note 7) also approximates fair value, based on a Level 3 classification under the fair value hierarchy, due to the variable interest rate on this debt.

Recent Accounting Pronouncements

In November of 2024 the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this Update require disclosure, in the notes to the financial statements, of specified information about certain costs and expenses, including but not limited to, purchases of inventory, employee compensation and selling expense. This Update becomes effective for fiscal years beginning after December 15, 2026. The Company has yet to determine the impact this Update may have on the Company’s consolidated financial statements.

In December of 2023 the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This Update requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid and becomes effective for public business entities for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact that this Update may have on the Company’s consolidated financial statements.

In November of 2023 the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this Update are intended to provide financial statement users with more disaggregated expense information about a public entity’s reportable segments, however the Update does not change the definition of a business segment or the method for determining reportable segments. This update became effective for fiscal years beginning after December 15, 2023 (see Note 13). Adoption of this Update did not have a material impact on the Company’s consolidated financial statements.

There were no new accounting pronouncements adopted during the years ended December 31, 2023 and 2022 that had a significant impact on the Company’s consolidated financial statements.

3.	INVENTORIES

The following table provides the components of inventories:

	December 31, 2024	December 31, 2023
	(In thousands)
Raw materials	$60,473	$52,999
Work-in-process	61,641	49,621
Finished goods	48,121	70,286
Total inventories	$170,235	$172,906

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

4.	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2024 and 2023 is summarized as follows:

	December 31, 2024	December 31, 2023
	(In thousands)
Manufacturing and laboratory equipment	$21,305	$21,093
Office equipment and computer software	5,772	6,062
Furniture and fixtures	5,840	5,776
Construction in process	8,149	2,273
Leasehold improvements	21,066	20,811
Land	4,339	4,339
Buildings and building improvements	21,788	20,218
	88,259	80,572
Less: Accumulated depreciation	(33,552)	(26,737)
Total property and equipment, net	$54,707	$53,835

The Company recorded depreciation expense on property and equipment of $7.7 million, $7.6 million and $6.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

5.	INTANGIBLE ASSETS

Intangible assets at December 31, 2024 and 2023 consist of the following:

	December 31, 2024			December 31, 2023
	(In thousands)
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Trademark and other intangible rights related to Nabi-HB	$4,100	$4,100	$-	$4,100	$3,856	$244
Internally developed software	559	99	460	210	9	201
Rights to intermediates	907	907	-	907	853	54
	$5,566	$5,106	$460	$5,217	$4,718	$499

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Under the previous contract manufacturing agreement between ADMA and Biotest, intermediate by-products derived from the manufacture of ASCENIV were property of Biotest.  As a result of the acquisition of certain assets from Biotest on June 6, 2017, ADMA obtained the right to these intermediate products as well as the intangible rights to Nabi-HB, which were amortized over a period of seven years. As of December 31, 2024, the Company’s intangible assets are comprised of several internally developed data intelligence and analytics programs at a cost of approximately $0.6 million which is being amortized over a period of four years.

Amortization expense related to the Company’s intangible assets for the years ended December 31, 2024, 2023 and 2022 was $0.4 million, $0.7 million and $0.7 million, respectively. Estimated aggregate future aggregate amortization expense is expected to be as follows (in thousands):

2025	$140
2026	$140
2027	$130
2028	$50

6.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other current liabilities at December 31, 2024 and 2023 are as follows:

	December 31, 2024	December 31, 2023
	(In thousands)
Accrued rebates	$4,155	$16,608
Accrued distribution fees	11,565	5,954
Accrued incentives	5,892	4,961
Accrued interest	2,857	546
Accrued testing	827	282
Accrued payroll and other compensation	3,332	2,203
Income taxes payable	3,481	-
Other	1,853	2,365
Total accrued expenses and other current liabilities	$33,962	$32,919

7.	NOTES PAYABLE

Senior Notes Payable

A summary of outstanding senior notes payable is as follows:

	December 31, 2024	December 31, 2023
	(In thousands)
Term loan	$32,500	$62,500
Revolving credit facility	42,500	72,500
Less:
Debt discount	(2,663)	(4,406)
Senior notes payable	$72,337	$130,594

On December 18, 2023 (the “Ares Closing Date”), the Company and all of its subsidiaries entered into a new senior secured credit facility (the “Ares Credit Agreement”) with Ares Capital Corporation and certain credit funds affiliated with Ares Capital Corporation (collectively, “Ares”). The Ares Credit Agreement provided for a total of $135.0 million in senior secured credit facilities (the “Ares Credit Facility”) consisting of (i) a term loan in the aggregate principal amount of $62.5 million and (ii) a revolving credit facility in the aggregate principal amount of $72.5 million (collectively, the “Ares Loans”), both of which were fully drawn on the Ares Closing Date. The Ares Credit Facility has a maturity date of December 20, 2027 (the “Ares Maturity Date”). On the Ares Closing Date, the Company used the proceeds from the Ares Loans, along with a portion of its existing cash on hand, to terminate and pay in full all of the outstanding obligations under the Company’s previous senior credit facility (the “Hayfin Credit Facility”) with Hayfin Services LLP (“Hayfin”) including the outstanding principal in the amount of $158.6 million, a prepayment penalty in the amount $11.1 million, an exit fee of $1.6 million, all accrued and unpaid interest outstanding on the Hayfin Credit Facility as of the Ares Closing date, as well as certain fees and expenses related thereto. In connection with the payoff and termination of the Hayfin Credit Facility, the Company also wrote off $15.0 million of unamortized debt discount related to the Hayfin Credit Facility. As a result of this transaction, the Company recorded a loss on the extinguishment of the Hayfin Credit Facility for the year ended December 31, 2023 in the amount of $26.2 million, which is mainly comprised of the write-off of unamortized debt discount and the prepayment penalty.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On August 14, 2024, the Company repaid $30.0 million against the revolving credit facility and the outstanding balance on the revolving credit facility as of December 31, 2024 was $42.5 million, with an additional $30.0 million of availability through the Ares Maturity Date. The Company is required to pay an unused commitment fee of 0.5% per annum for this availability.

On December 19, 2024 the Company repaid $30.0 million against the term loan and the outstanding balance on the term loan as of December 31, 2024 was $32.5 million. In connection with the repayment against the term loan, the Company recognized a loss on extinguishment of debt in the approximate amount of $1.2 million, which is comprised of a prepayment penalty in the amount of $0.5 million and a partial write-off of unamortized discount attributable to the term loan in the amount of $0.8 million.

Borrowings under the term loan bear interest at the adjusted Term SOFR for a three-month tenor in effect on the day that is two business days prior to the first day of the applicable calendar quarter plus 6.50%. Borrowings under the revolving facility initially bear interest at the adjusted Term SOFR for a three-month tenor in effect on the day that is two business days prior to the first day of the applicable calendar quarter plus 3.75%. As of December 31, 2024 and December 31, 2023, the interest rate on the term loan was approximately 10.85% and 11.88%, respectively, and the interest rate on the revolving facility was approximately 8.34% and 9.13%, respectively.

On the Ares Maturity Date, the Company is required to pay Ares the entire outstanding principal amount underlying the Ares Loans and any accrued and unpaid interest thereon. Prior to the Ares Maturity Date, there are no scheduled principal payments on the Ares Credit Facilities. After giving effect to the principal payments made during the year ended December 31, 2024, the Company is required to make quarterly interest payments to Ares of approximately $1.8 million. The Company may prepay the outstanding principal under the revolving facility, together with any accrued but unpaid interest on the prepaid principal amount, at any time and from time to time upon three business days’ prior written notice with no prepayment premium. However, in the event the Company pays down an aggregate amount under the Revolving Facility that is greater than 50% of the $72.5 million commitment amount, the Company will still be required to pay interest on 50% of this amount, or $36.3 million, through the term of Ares Credit Facility. The Company may prepay the outstanding principal on the term loan, together with any accrued but unpaid interest on the prepaid principal amount, at any time and from time to time upon three business days’ prior written notice, subject to the payment to Ares of a prepayment premium equal to (i) the present value as of such date of all remaining required interest payments on the principal amount being repaid plus 1.5% of the prepaid principal amount, if prepaid on or prior to the first anniversary of the Ares Closing Date, (ii) 1.5% of the prepaid principal amount, if prepaid after the first anniversary of the Ares Closing Date and on or prior to the second anniversary of the Ares Closing Date, or (iii) 1.0% of the prepaid principal amount, if prepaid on or prior to the third anniversary of the Ares Closing Date.

In connection with the closing of the Ares Credit Facility, the Company incurred fees and expenses related to the transaction of $2.8 million, including a $1.7 million original discount payable to Ares, all of which was deducted from the Ares loan proceeds. In addition, the Company is also required to pay Ares an exit fee of $1.7 million upon the earlier of any prepayment date or the Ares Maturity Date, and this obligation was accrued as a separate liability in the Company’s consolidated balance sheet as of December 31, 2023. As a result, the Company recognized an aggregate debt discount of $4.4 million as of the Ares Closing Date, and the weighted-average effective interest rate on the Ares Loans was 10.81% and 11.39% as of December 31, 2024 and 2023, respectively. This debt discount was recorded as a reduction to the face amount of the debt and is being amortized as interest expense over the term of the debt using the interest method. In connection with the prepayment of the term loan on December 19, 2024, the Company also paid a pro rata portion of the exit fee in the amount of $0.4 million, and the balance of the exit fee liability as of December 31, 2024 is $1.3 million.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
All of the Company’s obligations under the Ares Credit Agreement are secured by a first-priority lien and security interest in substantially all of the Company’s tangible and intangible assets, including intellectual property and all of the equity interests in the Company’s subsidiaries. The Ares Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar debt financings. The negative covenants include certain financial covenants, including maximum total leverage ratios and a $15.0 million minimum liquidity covenant, and also restrict or limit the Company’s ability and the ability of the Company’s subsidiaries to, among other things and subject to certain exceptions contained in the Ares Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to the Company’s or the Company’s subsidiaries’ business activities; make certain Investments or Restricted Payments (each as defined in the Ares Credit Agreement); engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that have the impact of restricting the Company’s ability to make loan repayments under the Ares Credit Agreement. As of December 31, 2024 the Company was in compliance with all of the covenants contained in the Ares Credit Agreement.

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

On March 23, 2022 (the “Hayfin Closing Date”), the Company and all of its subsidiaries entered into the Hayfin Credit Agreement with Hayfin. The Hayfin Credit Agreement provided for a senior secured term loan facility in a principal amount of up to $175.0 million, composed of (i) a term loan made on the Hayfin Closing Date in the principal amount of $150.0 million (the “Hayfin Closing Date Loan”), and (ii) a delayed draw term loan in the principal amount of $25.0 million (the “Hayfin Delayed Draw Loan” and, together with the Hayfin Closing Date Loan, the “Hayfin Loans”). The Hayfin Delayed Draw Loan was not drawn prior to the Ares Closing Date. The Hayfin Credit Facility had a maturity date of March 23, 2027 (the “Hayfin Maturity Date”), subject to acceleration pursuant to the Hayfin Credit Agreement, including upon an Event of Default (as defined in the Hayfin Credit Agreement).

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On the Ares Closing Date, the Company paid Hayfin the entire outstanding principal amount underlying the Hayfin Loans and all accrued and unpaid interest thereon, as well as the exit fee of 1.0% of the outstanding principal amount paid. This exit fee had been recorded separately as a non-current liability on the accompanying consolidated balance sheet as of December 31, 2022. In accordance with the terms of the Hayfin Credit Agreement, the Company also paid Hayfin the early prepayment fee in the amount equal to 7.0% of the prepaid principal amount of $158.6 million, or $11.1 million.

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is currently authorized to issue up to 10 million shares of preferred stock, $0.0001 par value per share. There were no shares of preferred stock outstanding at December 31, 2024 and 2023.

Common Stock

As of December 31, 2024 and 2023, the Company was authorized to issue 300,000,000 shares of its common stock, $0.0001 par value per share, and 236,620,545 and 226,063,032 shares of common stock were outstanding as of December 31, 2024 and 2023, respectively.  After giving effect to shares reserved for the issuance of warrants and for awards issued under the Company’s equity incentive plans, 36,093,118 shares of common stock were available for issuance as of December 31, 2024.

During the years ended December 31, 2024, 2023 and 2022, outstanding stock options aggregating to 1,988,066, 1,444,533 and 68,679 shares, respectively, of common stock were exercised, and the Company received net proceeds from the exercises of approximately $7.5 million, $1.1 million and $0.2 million, respectively.

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

Warrants

During the year ended December 31, 2024, several of the Company’s former noteholders exercised an aggregate of 11,308,702 warrants in cashless exercise transactions resulting in the Company issuing 7,224,892 shares of its common stock. Also during the year ended December 31, 2024, warrants to purchase 227,650 shares of common stock that had been issued to former noteholders of the Company expired in accordance with their terms.

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2024 and 2023, the Company had outstanding warrants to purchase an aggregate of 966,554 and 12,502,906 shares, respectively, of common stock, with a weighted average exercise price of $1.98 and $2.32 per share, respectively, and expiration dates ranging between March 2029 and May 2030. The following table summarizes information about warrants outstanding as of December 31, 2024, 2023 and 2022:

	Shares	Weighted Average Exercise Price
Warrants outstanding at December 31, 2021	4,528,160	$2.82
Expired	(106,059)	$8.23
Granted	9,103,047	$1.65
Exercised	-	$-
Warrants outstanding at December 31, 2022	13,525,148	$1.99
Expired	(24,800)	$6.37
Granted	2,391,244	$3.26
Exercised	(3,388,686)	$1.65
Warrants outstanding at December 31, 2023	12,502,906	$2.32
Expired	(227,650)	$4.21
Granted	-	$-
Exercised	(11,308,702)	$2.31
Warrants outstanding at December 31, 2024	966,554	$1.98

Equity Incentive Plans

On June 21, 2022, the Company’s stockholders approved the ADMA Biologics, Inc. 2022 Compensation Plan (the “2022 Equity Plan”), which replaced the Company’s Amended and Restated 2014 Omnibus Incentive Compensation Plan (the “2014 Plan”). Approval of the 2022 Equity Plan resulted in approximately 18 million additional shares of the Company’s common stock being reserved for future awards. The 2022 Equity Plan provides for the Company’s Board of Directors (the “Board”) or a Committee of the Board (the “Committee”) to grant awards to grantees and to determine the exercise price, vesting term, expiration date and all other terms and conditions of the awards, including acceleration of the vesting of an award at any time. Any options granted under the 2022 Equity Plan are intended to be Incentive Stock Options (“ISOs”), unless specified by the Committee to be Non-Qualified Options (“NQOs”) as defined by the Internal Revenue Code. ISOs and NQOs may be granted to employees, consultants or Board members at an option price not less than the fair market value of the common stock subject to the stock option agreement. Shares issued in connection with the exercise of stock options or the vesting of RSUs are newly issued shares.

For the years ended December 31, 2024, 2023 and 2022, the Company granted options to purchase an aggregate of 1,531,635, 1,826,380 and 1,194,032 shares, respectively, of common stock to employees and directors under the 2022 Equity Plan and 2014 Plan. During the year ended December 31, 2024, options to purchase 2,020,142 shares of common stock were exercised, for which 32,076 shares were withheld to cover the aggregate exercise prices and payroll taxes, and the Company received aggregate net exercise proceeds of $7.5 million. During the year ended December 31, 2023, options to purchase 3,814,122 shares of common stock were exercised, for which 2,109,722 shares were withheld to cover the aggregate exercise prices and 259,867 shares were withheld to cover payroll taxes, and the Company received aggregate net exercise proceeds of $1.1 million.

The fair value of stock options granted was determined on the date of grant using the Black-Scholes model. The Black-Scholes option pricing model was developed for use in estimating the fair value of publicly traded options, which have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the underlying Black-Scholes assumptions can materially affect the fair value estimate. To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of the grant with a term consistent with the term of the awards granted by the Company. The expected term of all options granted is in accordance with Staff Accounting Bulletins 107 and 110, which is based on the average between vesting terms and contractual terms as the Company had a limited history of option exercises prior to the middle of fiscal 2023. The expected dividend yield reflects the Company’s current and expected future policy for dividends on the Company’s common stock. For the years ended December 31, 2024, 2023 and 2022, the expected stock price volatility for the Company’s stock options was calculated by examining the historical volatility of the Company’s common stock since the stock became publicly traded in the fourth quarter of 2013.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The grant date fair values of stock options awarded during the years ended December 31, 2024, 2023 and 2022 were determined using the Black-Scholes option pricing model with the following assumptions:

	Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Expected term	5.5-6.3 years	5.5-6.3 years	5.5-6.3 years
Volatility	66%	68%	68%
Dividend yield	0.0	0.0	0.0
Risk-free interest rate	4.16-4.39%	4.20-4.62%	1.72-1.73%

The following table summarizes information about stock options outstanding as of December 31, 2024, 2023 and 2022:

	Shares	Weighted Average Exercise Price
Options outstanding, vested and expected to vest at December 31, 2021	7,862,722	$3.93
Forfeited	(31,540)	$2.37
Expired	(700,324)	$6.86
Granted	1,194,032	$1.67
Exercised	(68,679)	$2.55
Options outstanding, vested and expected to vest at December 31, 2022	8,256,211	$3.37
Forfeited	(99,345)	$2.73
Expired	(262,940)	$6.42
Granted	1,826,380	$3.36
Exercised	(3,814,122)	$3.15
Options outstanding, vested and expected to vest at December 31, 2023	5,906,184	$3.38
Forfeited	(30,094)	$3.36
Expired	(246,067)	$7.01
Granted	1,531,635	$6.40
Exercised	(2,020,142)	$3.90
Options outstanding, vested and expected to vest at December 31, 2024	5,141,516	$3.90

Options exercisable	2,657,932	$3.03

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2024, the Company had $6.7 million of unrecognized compensation expense related to stock options granted under the Company’s equity incentive plans, which is expected to be recognized over a weighted-average period of 2.8 years. The weighted average remaining contractual term of stock options outstanding and expected to vest at December 31, 2024 is 7.1 years. The weighted average remaining contractual term of stock options exercisable at December 31, 2024 is 5.7 years. The following table summarizes additional information regarding outstanding and exercisable options under the stock option plans at December 31, 2024:

	Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000’s)	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000’s)
$1.10 - $1.67	981,093	6.8	$1.60	$15,252	676,542	6.6	$1.58	$10,532
$1.73 - $2.60	629,655	5.7	$2.32	9,336	585,771	5.6	$2.33	8,683
$2.67 - $4.01	1,809,746	6.6	$3.41	24,868	1,012,271	5.4	$3.46	13,863
$4.09 - $6.14	1,264,083	8.1	$5.35	14,913	361,848	5.4	$5.23	4,312
$6.54 - $9.81	307,828	9.0	$6.60	3,248	7,500	0.6	$8.98	61
$10.80 - $17.49	149,111	8.7	$8.74	500	14,000	0.1	$10.80	89
	5,141,516	7.1	$3.90	$68,117	2,657,932	5.7	$3.03	$37,540

              During the years ended December 31, 2024, 2023 and 2022, the Company granted RSUs representing an aggregate of 3,278,688, 3,389,760 and 1,174,266 shares, respectively, to certain employees and consultants of the Company and to members of the Board. The RSUs generally vest annually over a period of four years for employees and semi-annually over a period of one year for directors.

During the years ended December 31, 2024, 2023 and 2022, 1,886,463, 1,199,445 and 2,727,412 shares, respectively, vested in connection with grants of RSUs. With respect to RSUs vested during the year ended December 31, 2024, 541,908 shares valued at approximately $5.0 million were withheld were withheld to cover employees’ tax liabilities. With respect to RSUs vested during the year ended December 31, 2023, 365,722 shares valued at approximately $1.3 million were withheld by the Company to cover employees’ tax liabilities. With respect to the RSUs vested during the year ended December 31, 2022, 918,851 shares valued at approximately $2.9 million were withheld by the Company to cover employees’ tax liabilities. All of these shares have been retired by the Company or were otherwise no longer outstanding as of December 31, 2024. A summary of the Company’s unvested RSU activity and related information is as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2021	4,485,133	$1.34
Granted	1,174,266	$1.74
Vested	(2,727,412)	$1.25
Forfeited	(65,000)	$1.40
Balance at December 31, 2022	2,866,987	$1.59
Granted	3,389,760	$3.42
Vested	(1,199,445)	$1.63
Forfeited	(400,005)	$2.71
Balance at December 31, 2023	4,657,297	$2.81
Granted	3,278,688	$7.44
Vested	(1,886,463)	$2.50
Forfeited	(303,532)	$3.92
Balance at December 31, 2024	5,745,990	$5.50

As of December 31, 2024, the Company had $25.3 million of unrecognized compensation expense related to unvested RSUs granted under the Company’s equity incentive plans, which is expected to be recognized over a weighted-average period of 3.1 years.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2024, three of the Company’s employees and one of the Company’s non-employee directors received modifications to their outstanding stock option and RSU awards in connection with their departure from the Company or transition from an employee to a consulting role (see Note 9). The modifications allowed, among other things, the former employees to continue to participate in the Company’s equity incentive plans with respect to certain of their outstanding awards when they would otherwise not be eligible to do so. In connection with these modifications, the Company recognized an aggregate of $2.5 million of additional compensation expense in the year ended December 31, 2024. Total stock-based compensation expense for all awards granted under the Company’s equity incentive plans for the years ended December 31, 2024, 2023 and 2022 was as follows (in thousands):

	Year Ended December 31,
(in thousands)	2024	2023	2022
Research and development	$98	$40	$19
Plasma center operating expenses	184	146	82
Selling, general and administrative	11,720	5,331	4,717
Cost of product revenue	1,614	670	397
Total stock-based compensation expense	$13,616	$6,187	$5,215

9.	RELATED PARTY TRANSACTIONS

The Company leases an office building and equipment from Areth, LLC (“Areth”) pursuant to an agreement for services effective as of January 1, 2016, as amended from time to time, and pays monthly rent on this facility in the amount of $10,000. On October 18, 2022, the Company amended the agreement to extend its term to December 31, 2026, with automatic successive one-year renewals thereafter. Either party may terminate the agreement by providing the other party with one year’s prior written notice. Rent expense for the years ended December 31, 2024, 2023 and 2022 amounted to $0.1 million. Areth is a company controlled by Dr. Jerrold B. Grossman, the Vice Chairman of the Board, and Adam S. Grossman, the Company’s President and Chief Executive Officer. The Company also reimburses Areth for office, warehousing and building related (common area) expenses, equipment and certain other operational expenses, which were not material to the consolidated financial statements for the years ended December 31, 2024, 2023 and 2022.

During the years ended December 31, 2024, 2023 and 2022, the Company purchased certain specialized equipment and repair services used for the collection and processing of source plasma from GenesisBPS and its affiliates (“Genesis”) in the amount of $0.2 million, $0.4 million and $0.2 million, respectively. Genesis is owned by Dr. Grossman and Adam Grossman.

On November 19, 2024, the Company entered into an agreement with Bryant Fong whereby the Company agreed, in conjunction with Mr. Fong’s resignation from the Board, to immediately vest all of Mr. Fong’s 12,020 unvested RSUs. The agreement also extended the post-termination exercise period for his vested stock options from 90 days to two years (or earlier, if such options’ 10-year expiration date occurs sooner than November 19, 2026). All of Mr. Fong’s unvested stock options were forfeited in accordance with the terms of the 2022 Equity Plan. In connection with this modification of Mr. Fong’s equity awards, the Company recorded additional compensation expense of $0.3 million (see Note 8) in the year ended December 31, 2024.

On April 1, 2024, the Company entered into a consulting agreement with Brian Lenz, the Company’s former Executive Vice President, Chief Financial Officer and General Manager, ADMA BioCenters, whereby Mr. Lenz’s outstanding equity awards were modified in connection with his transition to a consulting role. Under the terms of the consulting agreement, Mr. Lenz remained eligible to participate in the Company’s equity compensation plans with respect to continued vesting of the subject awards as set forth in the agreement. In addition, the post-termination exercise period for Mr. Lenz’s vested stock options was extended from 90 days to two years from the date of the consulting agreement (or earlier, if such options’ 10-year expiration date occurs sooner than March 31, 2026). In connection with this modification, the Company recorded $1.6 million of additional compensation expense for the year ended December 31, 2024.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 15, 2023, two of the Company’s executive officers exercised options to purchase 2,909,721 shares of the Company’s common stock on a cashless basis, and 688,657 shares of common stock were issued to these executive officers, net of 257,867 shares of common stock to cover a portion of their tax liabilities (see Note 8).

See Note 7 for a discussion of the Company’s prior credit facility and related transactions with Perceptive, a holder of more than 5% of the Company’s common stock during the year ended December 31, 2022.

In connection with the 2022 public offering of the Company’s common stock (see Note 8) on December 9, 2022: (i) Mr. Grossman purchased 14,983 shares of common stock directly and 14,982 shares of common stock indirectly through an entity he controls, and (ii) Mr. Lenz purchased 6,993 shares of common stock, all at the public offering price of $2.86 per share.

10.	COMMITMENTS AND CONTINGENCIES

General Legal Matters

From time to time the Company is or may become subject to certain legal proceedings and claims arising in connection with the normal course of its business. Management does not expect that the outcome of any such claims or actions will have a material effect on the Company’s liquidity, results of operations or financial condition.

IT Systems Disruption

On June 19, 2023, the Company experienced an IT systems disruption, which rendered certain of the Company’s IT technology systems inaccessible for less than one week. The Company’s investigation of the disruption has essentially been completed with the assistance of third-party consultants, and no definitive root cause was identified. At the time of the disruption, the Company was in production of two batches of BIVIGAM, and after a prolonged hold time, it was deemed to be a prudent GMP quality decision to discard these two in-process production batches as these batches were no longer viable for further production or had any alternative use. As a result, the Company recorded a one-time, non-recurring charge of $2.1 million in the second quarter of 2023 for this inventory, which is reflected in Cost of product revenue in the accompanying consolidated statement of operations for the year ending December 31, 2023. In addition, the Company’s Plasma center operating expenses were adversely impacted by approximately $0.7 million due to the temporary closing of the Company’s plasma collection centers while their IT systems were restored.

The Company carries appropriate insurance for these types of instances. During each of the years ended December 31, 2024 and 2023, the Company’s cybersecurity insurer paid the Company an aggregate of $0.2 million for approved restoration-related costs.  During the first quarter of 2025, the Company’s cybersecurity insurer paid the Company $0.4 million in business interruption loss coverage.

Vendor Commitments

Pursuant to the terms of a Plasma Purchase Agreement dated as of November 17, 2011 (the “2011 Plasma Purchase Agreement”), the Company agreed to purchase from its former contract manufacturer an annual minimum volume of source plasma containing antibodies to RSV to be used in the manufacture of ASCENIV. The Company must purchase a to-be-determined and agreed upon annual minimum volume from the counterparty, and under the original 2011 Plasma Purchase Agreement the Company was permitted to also collect high-titer plasma from up to five wholly-owned ADMA plasma collection facilities. During 2015, the Company amended the 2011 Plasma Purchase Agreement to (i) allow the Company to collect its raw material high-titer plasma from any number of wholly-owned ADMA plasma collection facilities and (ii) allow the Company to purchase its raw material high-titer plasma from other third-party collection organizations, in each case, provided that the annual minimum volumes from the Company’s former contract manufacturer were met, thus allowing the Company to expand its reach for raw material supply as it executes its commercialization plans for ASCENIV. On December 10, 2018, the Company’s former contract manufacturer assigned its rights and obligations under the 2011 Plasma Purchase Agreement to Grifols Worldwide Operations Limited (“Grifols”) as its successor-in-interest, effective January 1, 2019. Effective October 1, 2024, the Company entered into an Amended and Restated Plasma Purchase Agreement with Grifols (the “A&R Grifols Agreement”) with a term expiring in September 2039, after which it may be renewed for two additional multi-year periods if agreed to by the parties. Pursuant to the A&R Grifols Agreement, Grifols supplies, on a non-exclusive basis, to ADMA BioManufacturing a minimum of 35,000 liters of RSV plasma annually to be used in the manufacture of ASCENIV, with an escalating price per liter depending on the volume supplied in a given 12-month period, with a minimum annual price increase every 12 months.  Additionally, Grifols will be entitled to receive a fixed bonus payment in the event that a specified liter amount of high-titer plasma is supplied to the Company in any 12-month period during the term of the A&R Grifols Agreement.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective August 6, 2024, the Company entered into a Plasma Purchase Agreement with KEDPlasma LLC (“KEDPlasma”) with a term expiring in July 2031, after which it may be renewed for an additional five-year period if agreed to by the parties (the “KEDPlasma Agreement”).  Pursuant to the KEDPlasma Agreement, KEDPlasma supplies, on a non-exclusive basis, to ADMA BioManufacturing a minimum of 35,000 liters of RSV plasma annually commencing with the 12-month period ending July 31, 2026, with an escalating price per liter depending on the volume supplied in a given 12-month period. The price per liter of high-titer plasma supplied pursuant to the KEDPlasma Agreement is also scheduled to increase on an annual basis. Additionally, KEDPlasma will be entitled to receive a fixed bonus payment in the event that a specified liter amount of RSV plasma is supplied to the Company in any 12-month period during the term of the KEDPlasma Agreement.

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

Post-Marketing Commitments

In connection with the FDA approval of ASCENIV on April 1, 2019, the Company is required to perform a pediatric study to evaluate the safety and efficacy of ASCENIV in children and adolescents, for which patient enrollment has been successfully completed. For the years ended December 31, 2024, 2023 and 2022, the Company incurred expenses related to this study in the amount of $1.2 million, $1.0 million and $0.5 million, respectively. The Company expects to incur expenses of approximately $1.0 million to complete this study, which is required to be completed by June of 2026.

In connection with the FDA approval of the BLA for BIVIGAM on December 19, 2012, Biotest committed to perform two additional post-marketing studies, a pediatric study to evaluate the efficacy and safety of BIVIGAM in children and adolescents, and a post-authorization safety study to further assess the potential risk of hypotension and hepatic and renal impairment in BIVIGAM-treated patients with primary humoral immunodeficiency. These studies were required to be completed by June 30, 2023. Both studies have been completed and the study reports have been submitted to the FDA. ADMA had assumed the remaining obligations, and the costs of the studies were expensed as incurred as research and development expenses. The Company did not incur any expenses related to this commitment for the year ended December 31, 2024. For the years ended December 31, 2023 and 2022, the Company incurred expenses related to these studies of $1.7 million and $2.2 million, respectively.

Other Commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of December 31, 2024. The Company does not anticipate recognizing any significant losses relating to these arrangements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11.	INCOME TAXES

The components of the Company’s income tax expense (benefit) are as follows:

	Year Ended December 31,
	(In thousands)
	2024	2023	2022
Current:
Federal	$10,434	$-	$-
State	1,887	-	-
Total current	12,321	-	-
Deferred:
Federal	(72,858)	-	-
State	(11,422)	-	-
Total deferred	(84,280)	-	-
Total benefit from income taxes	$(71,959)	$-	$-

A reconciliation of income taxes at the U.S. federal statutory rate to the benefit for income taxes is as follows:

	Year Ended December 31,
	(In thousands)
	2024	2023	2022
Tax provision (benefit) at U.S. federal statutory rate	$26,400	$(5,930)	$(13,840)
State taxes, net of federal benefit	(9,931)	(763)	(1,773)
Non-deductible executive compensation	4,340	983	862
Excess tax benefits related to stock-based compensation	(5,661)	-	-
Change in valuation allowance	(87,969)	4,696	15,117
Other	862	1,014	(366)
Benefit for income taxes	$(71,959)	$-	$-

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The significant components of the Company’s deferred tax assets are as follows:

	Year Ended December 31,
	2024	2023
Deferred tax assets:	(in thousands)
Federal and state net operating loss carryforwards	$65,615	$76,645
Interest expense limitation carryforwards	13,604	21,165
Inventory	3,911	2,937
Stock-based compensation	2,523	1,795
Lease obligations	2,549	2,330
Accrued expenses and other	5,779	5,831
Total gross deferred tax assets	93,981	110,703
Less: valuation allowance for deferred tax assets	-	(101,422)
Total deferred tax assets, net of valuation allowance	93,981	9,281
Deferred tax liabilities:
Depreciation of property and equipment	(6,166)	(6,837)
Right-of-use assets	(2,247)	(2,077)
Other deferred tax liabilities	(1,288)	(367)
Total deferred tax liabilities	(9,701)	(9,281)
Net deferred tax assets	$84,280	$-

As of December 31, 2024, the Company has federal and state (post-apportioned basis) net operating losses (“NOLs”) of $265.6 million and $204.0 million, respectively. Approximately $33.4 million and $62.0 million of the foregoing Federal and state NOLs, respectively, will expire at various dates from 2029 through 2043, if not limited by triggering events prior to such time. Under the provisions of the Internal Revenue Code, changes in ownership of the Company, in certain circumstances, would limit the amount of federal NOLs that can be utilized annually in the future to offset taxable income. In particular, Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on an entity’s ability to use NOLs upon certain changes in ownership. If the Company is limited in its ability to use its NOLs in future years in which it has taxable income, then the Company will pay more taxes than if it were otherwise able to fully utilize its NOLs. The Company may experience ownership changes in the future as a result of subsequent shifts in ownership of the Company’s capital stock that the Company cannot predict or control that could result in further limitations being placed on the Company’s ability to utilize its Federal NOLs. The annual amount of Federal NOLs that expire each year is as follows (in thousands):

Expiration Date	Remaining Available
2031	$2,409
2032	7,430
2033	11,295
2034	1,025
2035	1,025
2036	1,025
2037	9,157
Indefinite	232,240
Total	$265,606

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024, the Company believes it is more-likely-than-not that the Company’s federal and state deferred tax assets will be realized. The Company recorded a release of its valuation allowance associated with federal and state deferred tax assets which was due in part to achieving three years of cumulative taxable income and projected taxable income that is more than adequate to realize the Company’s federal and state deferred tax assets. As a result, the Company reversed the federal and state valuation allowance recorded as of December 31, 2023 of $88.0 million and $13.4 million, respectively, resulting in a tax benefit to the income tax provision for the year ended December 31, 2024.

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. The amount of the liability for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that the Company believes is more likely than not to be realized upon ultimate settlement of the position. Components of the liability are classified as either a current or a long-term liability in the accompanying consolidated balance sheets based on when the Company expects each of the items to be settled. The Company does not have any unrecognized tax benefits as of December 31, 2024 and 2023 and does not anticipate a significant change in unrecognized tax benefits during the next 12 months.

The Company files income tax returns in the U.S. federal and various state jurisdictions. All net operating losses and tax credits generated to date are subject to adjustment for U.S. federal and state income tax purposes. The Company’s income tax returns are open to examination for tax years 2007 through 2023.

12.	LEASE OBLIGATIONS

The Company leases certain properties and equipment for its ADMA BioCenters and ADMA BioManufacturing subsidiaries, which leases provide the right to use the underlying assets and require lease payments through the respective lease terms which expire at various dates through 2033. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Upon adoption of ASU No. 2016-02, Leases (Topic 842) effective January 1, 2019, the Company elected the package of practical expedients, which permits the Company to not reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. In addition, the Company elected the short-term lease recognition exemption for all leases that qualify,

The Company determines if an arrangement is an operating lease or a financing lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet and lease expense for such leases are recognized on a straight-line basis over the lease term. All other leases are recorded on the balance sheet with assets representing the right to use the underlying asset for the lease term and lease liabilities representing the obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of the lease payments is determined using the Company’s estimated incremental borrowing rate as of the lease commencement date. There were no new material leases entered into during the year ended December 31, 2024. For the lease liabilities recognized during the years ended December 31, 2023 and 2022, the Company used discount rates of 13% to 16%, representing a weighted average discount rate of 13.02%, to determine the present value of its lease obligations. The Company’s operating lease expense is recognized on a straight-line basis over the lease term and is reflected in Plasma center operating expenses and Selling, general and administrative expenses in the accompanying consolidated statements of operations. Aggregate lease expense for the Company’s operating leases for the years ended December 31, 2024, 2023 and 2022 was $2.4 million, $2.4 million and $2.1 million, respectively. Aggregate cash paid on these leases for the years ended December 31, 2024, 2023 and 2022 was $2.4 million, $2.4 million and $1.8 million, respectively.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2023, the Company recognized one additional right-of-use asset and corresponding lease liability in the amount of $0.1 million for office equipment leased for the Boca Facility. During the year ended December 31, 2022, the Company recognized additional right-of-use assets and corresponding lease liabilities aggregating to approximately $4.0 million in connection with two new property leases where the Company has opened additional plasma collection facilities, a property lease for the storage of raw materials inventory and a property lease for the building that the Company utilizes as its corporate headquarters (see Note 9). The Company has aggregate lease liabilities of $9.8 million and $10.8 million as of December 31, 2024 and 2023, respectively, which are comprised primarily of the leases for the Company’s plasma collection centers.  The Company’s operating leases have a weighted average remaining term of 6.8 years. Scheduled payments under the Company’s lease obligations are as follows (in thousands):

Year ended December 31, 2025	2,421
2026	2,157
2027	2,041
2028	2,088
2029	2,109
Thereafter	4,041
Total payments	14,857
Less: imputed interest	(5,078)
Current portion	(1,218)
Balance at December 31, 2024	$8,561

13.	SEGMENTS

The Company is engaged in the manufacture, marketing and development of specialty plasma-derived biologics.  The Company’s ADMA BioManufacturing operating segment reflects the Company’s immunoglobulin manufacturing, commercial and development operations in Boca Raton, FL.  The Plasma Collection Centers operating segment consists of ten plasma collection facilities located throughout the United States, all of which are operational, collecting plasma and currently holding FDA licenses. The Company defines its operating segments as those business units whose operating results are regularly reviewed by the chief operating decision maker (“CODM”) to analyze performance and allocate resources. The Corporate information included in the reconciliations below generally consists of certain unallocated general and administrative overhead expenses and interest expense on the Company’s senior debt (see Note 7). The Company’s CODM is its President and Chief Executive Officer. For the Company’s two operating segments, the CODM uses income/loss before taxes as the measure of segment profit to determine the allocation of resources for each segment. Transactions between the two operating segments consist solely of the transfer of raw material plasma inventory at cost from the Plasma Collection Centers segment to the ADMA BioManufacturing segment with no markup or intercompany profit. Income tax benefit/expense is recorded at the Corporate entity and is not allocated to the operating segments. Summarized financial information concerning reportable segments is shown in the following tables:

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended December 31, 2024
(in thousands)	ADMA BioManufacturing	Plasma Collection Centers	Total
Revenues	$415,806	$10,505	$426,311

Cost of product revenue	195,605	11,296	206,901

Research and development	1,813	-	1,813

Plasma center operating expenses	-	4,245	4,245

Selling, marketing and distribution	18,683	-	18,683

Depreciation and amortization expense	4,827	3,218	8,045

General and administrative expense	26,001	-	26,001

Other expense, net	(178)	(5)	(183)

Income (loss) before taxes	173,138	(5,041)	168,097

Expenditures for additions to long-lived assets	8,352	223	8,575
Total assets	289,297	30,477	319,774

Reconciliation of revenues:
Segment revenue			$426,311
License revenue (see Note 2 - Revenue Recognition)			143
Consolidated revenues			$426,454

Reconciliation of selling, general and administrative expense:
Segment selling, marketing and distribution expense			$18,683
Segment general and administrative expense			26,001
Corporate general and administrative expense (a)			29,440
Consolidated selling, general and administrative expense			$74,124

Reconciliation of income (loss) before taxes:
Segment income before taxes			$168,097
License revenue			143
Unallocated interest expense, primarily related to interest on senior debt (see Note 7)			(13,930)
Loss on extinguishment of debt (see Note 7)			(1,243)
Unallocated interest income			2,087
Corporate general and administrative expense (a)			(29,440)
Consolidated income before taxes			$125,714

Reconciliation of total assets:
Total segment assets			$319,774
Corporate (b)			168,904
Consolidated total assets			$488,678

(a) -

Primarily includes compensation expense, including stock-based compensation expense, for certain executive officers and consultants, insurance, legal and investor relations expenses and accounting and tax fees that are not allocated to the Company’s operating segments.

(b) -	Primarily consists of cash and deferred tax assets.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended December 31, 2023
(in thousands)	ADMA BioManufacturing	Plasma Collection Centers	Total
Revenues	$249,738	$8,334	$258,072

Cost of product revenue	161,157	8,116	169,273

Research and development	3,300	-	3,300

Plasma center operating expenses	-	4,266	4,266

Selling, marketing and distribution	18,407	-	18,407

Depreciation and amortization expense	5,156	3,176	8,332

General and administrative expense	18,625	-	18,625

Income (loss) before taxes	47,267	(4,049)	43,218

Expenditures for additions to long-lived assets	2,952	1,819	4,771
Total assets	246,719	34,733	281,452

Reconciliation of revenues:
Segment revenue			$258,072
License revenue (see Note 2 - Revenue Recognition)			143
Consolidated revenues			$258,215

Reconciliation of selling, general and administrative expense:
Segment selling, marketing and distribution expense			$18,407
Segment general and administrative expense			18,625
Corporate general and administrative expense (a)			21,988
Consolidated selling, general and administrative expense			$59,020

Reconciliation of income (loss) before taxes:
Segment income before taxes			$43,218
License revenue			143
Unallocated interest expense, primaril related to interest on senior debt (see Note 7)			(25,027)
Loss on extinguishment of debt (see Note 7)			(26,174)
Unallocated interest income			1,589
Corporate general and administrative expense (a)			(21,988)
Consolidated income before taxes			$(28,239)

Reconciliation of total assets:
Total segment assets			$281,452
Corporate (b)			47,730
Consolidated total assets			$329,182

(a) -

Primarily includes compensation expense, including stock-based compensation expense, for certain executive officers and consultants, insurance, legal and investor relations expenses and accounting and tax fees that are not allocated to the Company’s operating segments.

(b) -	Primarily consists of cash.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended December 31, 2022
(in thousands)	ADMA BioManufacturing	Plasma Collection Centers	Total
Revenues	$144,070	$9,867	$153,937

Cost of product revenue	108,882	9,933	118,815

Research and development	3,614	-	3,614

Plasma center operating expenses	-	17,843	17,843

Selling, marketing and distribution	13,667	-	13,667

Depreciation and amortization expense	4,709	2,404	7,113

General and administrative expense	16,312	-	16,312

Income (loss) before taxes	374	(17,911)	(17,537)

Expenditures for additions to long-lived assets	5,247	8,664	13,911
Total assets	238,159	37,071	275,230

Reconciliation of revenues:
Segment revenue			$153,937
License revenue (see Note 2 - Revenue Recognition)			143
Consolidated revenues			$154,080

Reconciliation of selling, general and administrative expense:
Segment selling, marketing and distribution expense			$13,667
Segment general and administrative expense			16,312
Corporate general and administrative expense (a)			22,479
Consolidated selling, general and administrative expense			$52,458

Reconciliation of income (loss) before taxes:
Segment income before taxes			$(17,537)
License revenue			143
Unallocated interest expense, primaril related to interest on senior debt (see Note 7)			(19,276)
Loss on extinguishment of debt (see Note 7)			(6,670)
Other expense			(85)
Corporate general and administrative expense (a)			(22,479)
Consolidated income before taxes			$(65,904)

Reconciliation of total assets:
Total segment assets			$275,230
Corporate (b)			73,231
Consolidated total assets			$348,461

(a) -

Primarily includes compensation expense, including stock-based compensation expense, for certain executive officers and consultants, insurance, legal and investor relations expenses and accounting and tax fees that are not allocated to the Company’s operating segments.

(b) -	Primarily consists of cash.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Net revenues according to geographic area, based on the location of where the product is shipped, are as follows:

	Year Ended December 31, 2024
	ADMA BioManufacturing	Plasma Centers	Total Segment Revenue	License Revenue	Consolidated Revenue
United States	$400,336	$9,669	$410,005	$143	$410,148
International	15,470	836	16,306	-	16,306
Total revenues	$415,806	$10,505	$426,311	$143	$426,454

	Year Ended December 31, 2023
	ADMA BioManufacturing	Plasma Centers	Total Segment Revenue	License Revenue	Consolidated Revenue
United States	$237,454	$7,284	$244,738	$143	$244,881
International	12,284	1,050	13,334	-	13,334
Total revenues	$249,738	$8,334	$258,072	$143	$258,215

	Year Ended December 31, 2022
	ADMA BioManufacturing	Plasma Centers	Total Segment Revenue	License Revenue	Consolidated Revenue
United States	$136,827	$9,457	$146,284	$143	$146,427
International	7,243	410	7,653	-	7,653
Total revenues	$144,070	$9,867	$153,937	$143	$154,080

14.	OTHER EMPLOYEE BENEFITS

The Company sponsors a 401(k) savings plan. Under the plan, employees may make contributions which are eligible for a Company discretionary percentage contribution as defined in the plan and determined by the Board. The Company recognized $1.5 million, $1.3 million and $1.3 million of related compensation expense for the years ended December 31, 2024, 2023 and 2022, respectively.

15.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information for the years ended December 31, 2024, 2023 and 2022 is as follows:

	2024	2023	2022
	(In thousands)
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$10,668	$18,051	$13,880
Cash paid for income taxes	$9,392	$-	$-
Noncash Financing and Investing Activities:
Equipment acquired reflected in accounts payable and accrued liabilities	$725	$86	$1,495
Right-to-use assets in exchange for lease obligations	$-	$130	$4,048
Warrants issued in connection with notes payable	$-	$5,595	$9,570

See Note 8 and the Consolidated Statement of Stockholders’ Equity for cashless exercise activity related to the Company’s outstanding warrants.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16.	CONCENTRATIONS

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable. At December 31, 2024, three customers accounted for approximately 91% of the Company’s consolidated accounts receivable. At December 31, 2023, five customers accounted for approximately 98% of the Company’s consolidated accounts receivable.

For the years ended December 31, 2024 and 2023, two customers accounted for approximately 72% of the Company’s consolidated revenues. For the year ended December 31, 2022, two customers accounted for approximately 74% of the Company’s consolidated revenues. Revenues for both of these customers are attributable to the ADMA BioManufacturing business segment. There were no customers attributable to the Plasma Collections Center whose revenues exceeded 10% of the Company’s consolidated revenues.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Schedule II – Valuation and Qualifying Accounts
Years ended December 31, 2024, 2023 and 2022

		Additions
(in thousands)	Balance at beginning of year	Charged to costs and expenses	Other	Deductions	Balance at end of year
Year ended December 31, 2024
Accrued rebates	$16,608	$8,514	$(12,618)	$8,349	$4,155
Inventory valuation allowance	$2,992	$9,338	$118	$7,287	$5,161
Deferred tax asset valuation allowance	$101,421	$(84,280)	$-	$17,141	$-

Year ended December 31, 2023
Accrued rebates	$11,437	$8,448	$-	$3,277	$16,608
Inventory valuation allowance	$5,400	$6,963	$6	$9,377	$2,992
Deferred tax asset valuation allowance	$96,725	$4,696	$-	$-	$101,421

Year ended December 31, 2022
Accrued rebates	$5,040	$8,227		$1,830	$11,437
Inventory valuation allowance	$8,577	$2,744	$-	$5,921	$5,400
Deferred tax asset valuation allowance	$81,608	$15,117	$-	$-	$96,725