Form 10-Q
period 2025-03-31
ADMA BIOLOGICS, INC.
filed 2025-05-07
CIK 1368514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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

As of May 2, 2025, there were 238,734,246 shares of the issuer’s common stock outstanding.

Index
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

Index
Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Exchange Act”), and such forward-looking statements involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions that are not historical facts and typically are identified by use of terms such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project,” “continue,” or the negative thereof, or other variations or comparable terminology, although some forward-looking statements are expressed differently. The forward-looking statements included herein represent management’s current judgment and expectations, but our actual results, events and performance could differ materially from those in the forward-looking statements. These statements include, among others, statements about:

●
our ability to further commercialize ASCENIV and BIVIGAM;

●
our plans to develop, manufacture, market, launch and expand our commercial infrastructure and commercialize our current and future products and the success of such efforts;

●
the safety, efficacy and expected timing of and our ability to obtain and maintain regulatory approvals for our current products and product candidates, the labeling or nature of any such approvals, and whether any of our current products may be subject to post-marketing restrictions or withdrawal from the market;

●
the achievement of or expected timing, progress and results of clinical development, clinical trials and potential regulatory approvals for our product candidates;

●
our dependence upon our third-party customers, suppliers and vendors and their compliance with applicable regulatory requirements;

●
our belief that we have addressed the delays experienced with final drug product current Good Manufacturing Practices (“cGMP”) release testing by our third-party vendors by adding additional release testing laboratories to our U.S. Food and Drug Administration (“FDA”)-approved consortium listed in our drug approval documents;

●
our ability to obtain adequate quantities of FDA-approved plasma with proper specifications;

●
our plans to increase our supplies of source plasma (including source plasma containing certain levels of antibodies to Respiratory Syncytial Virus), our ability to obtain and maintain regulatory compliance and reliance on third-party supply agreements as well as any extensions to such agreements;

●
the potential indications for our products and product candidates;

●
potential investigational new product applications;

●
the acceptability of any of our products, including ASCENIV, BIVIGAM and Nabi-HB, for any purpose, including FDA-approved indications, by physicians, patients or payers;

●
our plans to evaluate the clinical and regulatory paths to grow the ASCENIV franchise through expanded FDA-approved uses;

●
Federal, state and local regulatory and business review processes and timing by such governmental and regulatory agencies of our business and regulatory submissions;

●
concurrence by the FDA with our conclusions concerning our products and product candidates;

●     the comparability of results of our hyperimmune and immune globulin (“IG”) products to other comparably run hyperimmune and immune globulin clinical trials;

ii

Index
●
the potential for ASCENIV and BIVIGAM to provide meaningful clinical improvement for patients living with Primary Humoral Immunodeficiency (“PI”), also known as Primary Immunodeficiency Disease (“PIDD”) or Inborn Errors of Immunity, or other immune deficiencies or any other condition for which the products may be prescribed or evaluated;

●
our ability to market and promote Nabi-HB in a highly competitive environment with increasing competition from other antiviral therapies and to generate meaningful revenues from this product;

●
our intellectual property position and the defense thereof, including our expectations regarding the scope of patent protection with respect to ASCENIV, SG-001 or other future pipeline product candidates;

●
our ability to develop, manufacture, receive regulatory approval and commercialize our potential pipeline of any new hyperimmune globulins, including SG-001;

●
our manufacturing capabilities, third-party contractor capabilities and vertical integration strategy;

●
our plans related to the expansion and efficiencies of our manufacturing capacity, yield improvements, supply-chain robustness, in-house fill-finish capabilities, distribution and other collaborative agreements and the success of such endeavors;

●
our estimates regarding revenues, net income, Adjusted EBITDA, expenses, capital requirements, ASCENIV’s growth, ability to maintain profitability and positive cash flows and the potential need for and availability of additional financing;

●
production yield and revenue and earnings benefits following FDA approval of our innovative yield enhancement production process, and the timing associated with realizing such benefits;

●
our ability to realize our deferred tax assets or the need for a valuation allowance, or the effects of changes in tax laws on our deferred tax assets;

●
our estimates of future taxable income, which could have a material impact on our financial condition or financial results;

●
our estimates of future effective tax rates and corresponding tax obligations, which could have a material impact on our financial condition or financial results;

●
possible or likely reimbursement levels for our currently marketed products;

●
estimates regarding market size, projected growth and sales of our existing products as well as our expectations of market acceptance of ASCENIV and BIVIGAM;

●
pandemics, or a resurgence of a pandemic, may adversely affect our business, financial condition, liquidity or results of operations; and

●
future domestic and global economic conditions including, but not limited to, supply chain constraints, inflationary pressures or performance or geopolitical conditions, including the continuing conflicts in Europe and in the Middle East and surrounding areas, international trade and U.S. tariff policies or trade wars, and any anticipated effects of such factors on the pricing and availability of imported raw materials used in the production of our products.

These statements may be found under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Quarterly Report on Form 10-Q.  Our actual results could differ materially from those contained in the forward-looking statements due to the factors described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. Any forward-looking statement included or incorporated by reference in this Quarterly Report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions related to our operations, industry and future growth. These forward-looking statements speak only as of the dates such statements are made, and we undertake no obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations or any changes in events, conditions or circumstances on which any such statement is based, except as required by law.

iii

Index
PART I
FINANCIAL INFORMATION

Item 1.                 Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$71,625	$103,147
Accounts receivable, net	99,412	49,999
Inventories	172,188	170,235
Prepaid expenses and other current assets	8,589	8,029
Total current assets	351,814	331,410
Property and equipment, net	57,710	54,707
Intangible assets, net	452	460
Goodwill	3,530	3,530
Deferred tax assets, net	80,855	84,280
Right-to-use assets	8,020	8,634
Deposits and other assets	8,188	5,657
TOTAL ASSETS	$510,569	$488,678

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,607	$20,219
Accrued expenses and other current liabilities	31,560	33,962
Current portion of deferred revenue	143	143
Current portion of lease obligations	1,188	1,218
Total current liabilities	53,498	55,542
Senior notes payable, net of discount	72,527	72,337
Deferred revenue, net of current portion	1,512	1,547
End of term fee	1,313	1,313
Lease obligations, net of current portion	8,298	8,561
Other non-current liabilities	2	360
TOTAL LIABILITIES	137,150	139,660

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock - voting, $0.0001 par value, 300,000,000 shares authorized, 238,532,252 and 236,620,545 shares issued and outstanding at March 31, 2025 and December 31, 2024	24	24
Additional paid-in capital	655,074	657,577
Accumulated deficit	(281,679)	(308,583)
TOTAL STOCKHOLDERS' EQUITY	373,419	349,018
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$510,569	$488,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended March 31,
	2025	2024
	(In thousands, except share and per share data)

REVENUES	$114,802	$81,875
Cost of product revenue	53,705	42,767
Gross profit	61,097	39,108

OPERATING EXPENSES:
Research and development	826	450
Plasma center operating expenses	1,286	1,005
Amortization of intangible assets	25	193
Selling, general and administrative	24,079	15,639
Total operating expenses	26,216	17,287

INCOME FROM OPERATIONS	34,881	21,821

OTHER INCOME (EXPENSE):
Interest income	608	384
Interest expense	(1,975)	(3,769)
Other expense	(64)	(35)
Other expense, net	(1,431)	(3,420)

INCOME BEFORE INCOME TAXES	33,450	18,401

Provision for income taxes	6,546	595

NET INCOME	$26,904	$17,806

BASIC EARNINGS PER COMMON SHARE	$0.11	$0.08
DILUTED EARNINGS PER COMMON SHARE	$0.11	$0.08

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	237,775,476	228,874,847
Diluted	244,676,350	236,414,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands, except share data)

For the Three Months Ended March 31, 2025
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	236,620,545	$24	$657,577	$(308,583)	$349,018
Stock-based compensation	-	-	4,624	-	4,624
Cashless exercise of warrants	866,302	-	-	-	-
Vesting of restricted stock units, net of shares withheld for taxes	1,016,005	-	(7,228)	-	(7,228)
Exercise of stock options	29,400	-	101	-	101
Net income	-	-	-	26,904	26,904
Balance at March 31, 2025	238,532,252	$24	$655,074	$(281,679)	$373,419

For the Three Months Ended March 31, 2024
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	226,063,032	$23	$641,439	$(506,256)	$135,206
Stock-based compensation	-	-	2,141	-	2,141
Cashless exercise of warrants	4,545,503	-	-	-	-
Vesting of Restricted Stock Units, net of shares withheld for taxes	774,889	-	(2,476)	-	(2,476)
Exercise of stock options	386,341	-	1,029	-	1,029
Net income	-	-	-	17,806	17,806
Balance at March 31, 2024	231,769,765	$23	$642,133	$(488,450)	$153,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,904	$17,806
Adjustments to reconcile net income to net cash provided used in operating activities:
Depreciation and amortization	1,969	2,114
Loss on disposal of fixed assets	-	23
Deferred income tax provision	3,425	-
Stock-based compensation	4,624	2,141
Amortization of debt discount	190	253
Amortization of license revenue	(36)	(36)
Changes in operating assets and liabilities:
Accounts receivable	(49,413)	(22,200)
Inventories	(1,953)	(4,826)
Prepaid expenses and other current assets	(2,596)	1,593
Deposits and other assets	120	(982)
Accounts payable	142	447
Accrued expenses	(2,401)	772
Other current and non-current liabilities	(650)	677
Net cash used in operating activities	(19,675)	(2,218)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,701)	(2,347)
Acquisition of intangible assets	(19)	(15)
Net cash used in investing activities	(4,720)	(2,362)

CASH FLOWS FROM FINANCING ACTIVITIES:
Taxes paid on vested restricted stock units	(7,228)	(2,476)
Net proceeds from the exercise of stock options	101	1,029
Net cash used in financing activities	(7,127)	(1,447)

Net decrease in cash and cash equivalents	(31,522)	(6,027)
Cash and cash equivalents - beginning of period	103,147	51,352
Cash and cash equivalents - end of period	$71,625	$45,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.
ORGANIZATION AND BUSINESS

ADMA Biologics, Inc. (“ADMA” or the “Company”) is a U.S. based, end-to-end commercial biopharmaceutical company dedicated to manufacturing, marketing and developing specialty biologics for the treatment of immunodeficient patients at risk for infection and others at risk for certain infectious diseases. The Company’s targeted patient populations include immune-compromised individuals who suffer from an underlying immune deficiency disorder or who may be immune-suppressed for medical reasons.

ADMA operates through its wholly owned subsidiaries ADMA BioManufacturing, LLC (“ADMA BioManufacturing”) and ADMA BioCenters Georgia Inc. (“ADMA BioCenters”). ADMA BioManufacturing was formed in January 2017 to facilitate the acquisition of certain assets held by the Company’s former third-party contract manufacturer, which included the U.S. Food and Drug Administration (“FDA”)-licensed BIVIGAM and Nabi-HB immunoglobulin products, and an FDA-licensed plasma fractionation manufacturing facility located in Boca Raton, FL (the “Boca Facility”). ADMA BioCenters is the Company’s source plasma collection business with ten plasma collection facilities located throughout the United States, all of which hold an approved license with the FDA.

The Company has three FDA-approved products, all of which are currently marketed and commercially available: (i) ASCENIV (Immune Globulin Intravenous, Human – slra 10% Liquid), an intravenous immune globulin (“IVIG”) product indicated for the treatment of Primary Humoral Immunodeficiency (“PI”), also known as Primary Immunodeficiency Disease (“PIDD”) or Inborn Errors of Immunity, for which the Company received FDA approval in April  2019 and commenced first commercial sales in October 2019; (ii) BIVIGAM (Immune Globulin Intravenous, Human), an IVIG product indicated for the treatment of PI, and for which the Company received FDA approval in May 2019 and commenced commercial sales in August 2019; and (iii) Nabi-HB (Hepatitis B Immune Globulin, Human), which is indicated for the treatment of acute exposure to blood containing Hepatitis B surface antigen (“HBsAg”) and other listed exposures to Hepatitis B. In addition to its commercially available immunoglobulin products, the Company generates revenues from the sale of intermediates that result from the immunoglobulin production process and from time to time provides contract manufacturing and laboratory services for certain clients. The Company seeks to develop a pipeline of plasma-derived therapeutics, and its products and product candidates are intended to be used by physician specialists focused on caring for immune-compromised patients with or at risk for certain infectious diseases.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and basis of presentation

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 18, 2025. All intercompany balances and transactions have been eliminated in consolidation. The preparation of our interim consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed. We have made reasonable estimates and judgments of such items within our financial statements and there may be changes to those estimates in future periods.

During the three months ended March 31, 2025 and 2024, comprehensive income was equal to the net income amounts presented for the respective periods in the accompanying condensed consolidated statements of operations. Results for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include rebates deducted from gross revenues and estimates related to Company’s effective tax rate.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, are shown at cost which approximates fair value due to the short-term nature of these instruments. The debt outstanding under the Company’s senior credit facility (see Note 6) approximates fair value, based on a Level 3 classification under the fair value hierarchy, due to the variable interest rate on this debt.

Accounts Receivable

Accounts receivable is reported at realizable value, net of allowances for customer credits and credit losses in the amount of $3.0 million and $0.2 million at March 31, 2025 and December 31, 2024, respectively. The Company extends credit to its customers based upon an evaluation of each customer’s financial condition and credit history. Evaluations of the financial condition, payment history and associated credit risk of customers are performed on an ongoing basis. Based on these evaluations, the Company has concluded that its credit risk is minimal. At March 31, 2025 and December 31, 2024, three customers accounted for an aggregate of approximately 85% and 91%, respectively, of the Company’s total accounts receivable.

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired by the Company. Goodwill at March 31, 2025 and December 31, 2024 was $3.5 million. All of the Company’s goodwill is attributable to its ADMA BioManufacturing business segment.

The Company did not record any impairment charges related to goodwill for the three months ended March 31, 2025 and 2024.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Revenue Recognition

Revenues are comprised of (i) revenues from the sale of the Company’s immunoglobulin products, ASCENIV, BIVIGAM and Nabi-HB, (ii) product revenues from the sale of human plasma collected through the Company’s Plasma Collection Centers business segment, (iii) contract manufacturing and laboratory services revenue, (iv) revenues from the sale of intermediates; and (v) license and other revenues primarily attributable to the out-licensing of ASCENIV to Biotest AG (“Biotest”) in 2012 to market and sell this product in Europe and selected countries in North Africa and the Middle East. Biotest has provided the Company with certain services and financial payments in accordance with the related Biotest license agreement and is obligated to pay the Company certain amounts in the future if certain milestones are achieved. Deferred revenue is amortized into income over the term of the Biotest license, representing a period of approximately 22 years.

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

For the three months ended March 31, 2025, three customers represented an aggregate of approximately 74% of the Company’s consolidated revenues. For the three months ended March 31, 2024, two customers represented an aggregate of approximately 70% of the Company’s consolidated revenue.

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

Earnings/loss Per Common Share

For the three months ended March 31, 2025, basic and diluted earnings per share are calculated as follows:

Three Months Ended March 31, 2025
Net income available to common stockholders ($000's) (numerator)	$26,904
Weighted-average number of common shares (denominator)	237,775,476
Basic earnings per common shares	$0.11

Weighted-average number of common shares	237,775,476
Potential shares of common stock arising from outstanding stock options	3,987,814
Potential shares of common stock arising from outstanding warrants	47,536
Potential shares of common stock arising from unvested RSUs	2,865,524
Total shares - diluted (denominator)	244,676,350
Diluted earnings per common share	$0.11

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended March 31, 2025 and 2024, there were no shares with an anti-dilutive effect that needed to be excluded from the earnings per share computation.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This Update requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid and became effective for public business entities for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact that this Update may have on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this Update require disclosure, in the notes to the financial statements, of specified information about certain costs and expenses, including but not limited to, purchases of inventory, employee compensation and selling expense. This Update becomes effective for fiscal years beginning after December 15, 2026. The Company is currently evaluating the impact that this Update may have on the Company’s consolidated financial statements.

3.
INVENTORIES

The following table provides the components of inventories:

	March 31, 2025	December 31, 2024
	(In thousands)
Raw materials	$75,819	$60,473
Work-in-process	49,780	61,641
Finished goods	46,589	48,121
Total inventories	$172,188	$170,235

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

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.
PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation are summarized as follows:

	March 31, 2025	December 31, 2024
	(In thousands)
Manufacturing and laboratory equipment	$21,916	$21,305
Office equipment and computer software	6,142	5,772
Furniture and fixtures	5,939	5,840
Construction in process	11,225	8,149
Leasehold improvements	21,103	21,066
Land	4,339	4,339
Buildings and building improvements	22,542	21,788
	93,206	88,259
Less: Accumulated depreciation	(35,496)	(33,552)
Total property and equipment, net	$57,710	$54,707

The Company recorded depreciation expense on property and equipment for the three months ended March 31, 2025 and 2024 of $1.9 million.

5.
ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025	December 31, 2024
	(In thousands)
Accrued rebates	$4,847	$4,155
Accrued distribution fees	12,115	11,565
Accrued incentives	1,671	5,892
Accrued interest	1,893	2,857
Accrued testing	463	827
Accrued payroll and other compensation	1,924	3,332
Income taxes payable	6,601	3,481
Other	2,046	1,853
Total accrued expenses and other current liabilities	$31,560	$33,962

6.
DEBT

A summary of outstanding senior notes payable is as follows:

	March 31, 2025	December 31, 2024
	(In thousands)
Term loan	$32,500	$32,500
Revolving credit facility	42,500	42,500
Less:
Debt discount	(2,473)	(2,663)
Senior notes payable	$72,527	$72,337

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

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Borrowings under the term loan bear interest at the adjusted Term SOFR for a three‑month tenor in effect on the day that is two business days prior to the first day of the applicable calendar quarter plus 6.50% (the “Initial SOFR Term Loan Applicable Margin”). Borrowings under the revolving facility bear interest at the adjusted Term SOFR for a three‑month tenor in effect on the day that is two business days prior to the first day of the applicable calendar quarter plus 3.75% (the “SOFR Revolving Facility Applicable Margin”). As of March 31, 2025 and December 31, 2024, the interest rate on the term loan was approximately 10.80% and 10.85%, respectively, and the interest rate on the revolving facility was approximately 8.05% and 8.34%, respectively.

On the Ares Maturity Date, the Company is required to pay Ares the entire outstanding principal amount underlying the Ares term loan and revolving loan (together, the “Ares Loans”) and any accrued and unpaid interest thereon. Prior to the Ares Maturity Date, there are no scheduled principal payments on the Ares Loans. After giving effect to the principal payments made during the year ended December 31, 2024, the Company is required to make quarterly interest payments to Ares of approximately $1.8 million. The Company may prepay the outstanding principal under the revolving facility, together with any accrued but unpaid interest on the prepaid principal amount, at any time and from time to time upon three business days’ prior written notice with no prepayment premium. However, in the event the Company pays down an aggregate amount under the revolving facility that is greater than 50% of the $72.5 million commitment amount, the Company will still be required to pay interest on 50% of this amount, or $36.3 million, through the Ares Maturity Date. The Company may prepay the outstanding principal on the term loan, together with any accrued but unpaid interest on the prepaid principal amount, at any time and from time to time upon three business days’ prior written notice, subject to the payment to Ares of a prepayment premium equal to (i) the present value as of such date of all remaining required interest payments on the principal amount being repaid plus 1.5% of the prepaid principal amount, if prepaid on or prior to the first anniversary of the Ares Closing Date, (ii) 1.5% of the prepaid principal amount, if prepaid after the first anniversary of the Ares Closing Date and on or prior to the second anniversary of the Ares Closing Date, or (iii) 1.0% of the prepaid principal amount, if prepaid on or prior to the third anniversary of the Ares Closing Date. As further discussed in Note 14 – Subsequent Events, on May 6, 2025, the Company repaid $30.0 million against the term loan using a draw of $30.0 million against the revolving credit facility made on May 5, 2025; accordingly, the outstanding balance of the term loan facility as of May 6, 2025 was $2.5 million and the outstanding balance of the revolving loan facility as of May 6, 2025 was $72.5 million.

All of the Company’s obligations under the Ares Credit Agreement are secured by a first-priority lien and security interest in substantially all of the Company’s tangible and intangible assets, including intellectual property and all of the equity interests in the Company’s subsidiaries. The Ares Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar debt financings. The negative covenants include certain financial covenants, including maximum total leverage ratios and a $15.0 million minimum liquidity covenant, and also restrict or limit the Company’s ability and the ability of the Company’s subsidiaries to, among other things and subject to certain exceptions contained in the Ares Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to the Company’s or the Company’s subsidiaries’ business activities; make certain Investments or Restricted Payments (each as defined in the Ares Credit Agreement); engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that have the impact of restricting the Company’s ability to make loan repayments under the Ares Credit Agreement. As of March 31, 2025, the Company was in compliance with all of the covenants contained in the Ares Credit Agreement.

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

7.
STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is currently authorized to issue up to 10 million shares of preferred stock, $0.0001, par value per share. There were no shares of preferred stock outstanding at March 31, 2025 and December 31, 2024.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Common Stock

As of March 31, 2025 and December 31, 2024, the Company was authorized to issue 300,000,000 shares of its common stock, $0.0001 par value per share, and 238,532,252 and 236,620,545 shares of common stock were outstanding as of March 31, 2025 and December 31, 2024, respectively. After giving effect to shares reserved for the issuance of warrants and for awards issued under the Company’s equity incentive plans, 36,622,488 shares of common stock were available for issuance as of March 31, 2025.

Warrants

On January 7, 2025, affiliates of a former noteholder of the Company exercised warrants to purchase an aggregate of 966,554 shares of common stock on a cashless basis, and the Company issued 866,302 shares of common stock to these entities. On January 10, 2024, a former noteholder of the Company exercised a warrant to purchase 4 million shares of the Company’s common stock on a cashless basis and the Company issued 1,977,514 shares of common stock to this noteholder. On March 8, 2024, affiliates of a former noteholder exercised warrants to purchase an aggregate of 3,388,681 shares of the Company’s common stock on a cashless basis and the Company issued 2,482,205 shares of common stock to such noteholders. On March 14, 2024, an entity associated with another former noteholder of the Company exercised a warrant to purchase 169,651 shares of the Company’s common stock on a cashless basis and the Company issued 85,784 shares of common stock to this entity.

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

There were no outstanding warrants as of March 31, 2025 and outstanding warrants to purchase 966,554 shares of common stock as of December 31, 2024.

Equity Incentive Plans

The fair value of stock options granted under the Company’s equity incentive plans was determined on the date of grant using the Black-Scholes option valuation model. The Black-Scholes model was developed for use in estimating the fair value of publicly traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of certain subjective assumptions including the expected stock price volatility. The stock options granted to employees and directors have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. The following assumptions were used to determine the fair value of options granted during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Expected term	5.5 - 6.3 years	5.5 - 6.3 years
Volatility	66%	66%
Dividend yield	0.0	0.0
Risk-free interest rate	4.40%	4.29%

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the Company’s option activity under the Company’s equity incentive plans and related information is as follows:

	Shares	Weighted Average Exercise Price
Options outstanding, vested and expected to vest at December 31, 2024	5,141,516	$3.90
Forfeited	(1,101)	$1.29
Expired	(10,480)	$4.89
Granted	683,720	$16.07
Exercised	(39,173)	$6.61
Options outstanding, vested and expected to vest at March 31, 2025	5,774,482	$5.32

Options exercisable	3,086,687	$3.21

As of March 31, 2025, the Company had $12.7 million of unrecognized compensation expense related to options granted under the Company’s equity incentive plans, which is expected to be recognized over a weighted-average period of 3.1 years.

The Company’s RSUs generally vest annually over a period of four years for employees and semi-annually over a period of one year for directors. A summary of the Company’s unvested RSU activity and related information is as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2024	5,745,990	$5.50
Granted	1,658,458	$16.11
Vested	(1,455,350)	$4.17
Forfeited	(93,611)	$6.64
Balance at March 31, 2025	5,855,487	$8.82

As of March 31, 2025, the Company had $48.3 million of unrecognized compensation expense related to unvested RSUs granted under the Company’s equity incentive plans, which is expected to be recognized over a weighted-average period of 3.4 years.

Total stock-based compensation expense for all awards granted under the Company’s equity incentive plans for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Research and development	$39	$17
Plasma center operating expenses	77	39
Selling, general and administrative	3,873	1,841
Cost of product revenue	635	244
Total stock-based compensation expense	$4,624	$2,141

8.
RELATED PARTY TRANSACTIONS

The Company leases an office building and equipment from Areth, LLC (“Areth”) pursuant to an agreement for services effective as of January 1, 2016, as amended from time to time, and pays monthly rent on this facility in the amount of $10,000. Either party may terminate the agreement by providing the other party with one year’s prior written notice. Rent expense for the three months ended March 31, 2025 and 2024 amounted to $30,000. Areth is a company controlled by Dr. Jerrold B. Grossman, the Vice Chairman of the Board, and Adam S. Grossman, the Company’s President and Chief Executive Officer. The Company also reimburses Areth for office, warehousing and building related (common area) expenses, equipment and certain other operational expenses, which were not material to the consolidated financial statements for the three months ended March 31, 2025 and 2024.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the three months ended March 31, 2025 and 2024, the Company purchased certain specialized equipment and repair services used for the collection and processing of source plasma from GenesisBPS in the amount of $34 thousand and $0.1 million, respectively. Genesis is owned by Dr. Grossman and Adam Grossman.

9.
COMMITMENTS AND CONTINGENCIES

General Legal Matters

From time to time, the Company is or may become subject to certain legal proceedings and claims arising in connection with the normal course of its business. Management does not expect that the outcome of any such claims or actions will have a material effect on the Company’s liquidity, results of operations or financial condition.

Vendor Commitments

Pursuant to the terms of a plasma purchase agreement dated as of November 17, 2011 (the “2011 Plasma Purchase Agreement”), the Company agreed to purchase from its former contract manufacturer an annual minimum volume of source plasma containing antibodies to RSV to be used in the manufacture of ASCENIV. The Company must purchase a to-be-determined and agreed upon annual minimum volume from the counterparty, and under the original 2011 Plasma Purchase Agreement the Company was permitted to also collect high-titer RSV plasma from up to five wholly owned ADMA plasma collection facilities.  During 2015, the Company amended the 2011 Plasma Purchase Agreement to (i) allow the Company to collect its raw material RSV high-titer plasma from any number of wholly owned ADMA plasma collection facilities and (ii) allow the Company to purchase its raw material RSV high-titer plasma from other third-party collection organizations, in each case, provided that the annual minimum volumes from the Company’s former contract manufacturer were met, thus allowing the Company to expand its reach for raw material supply as it executes its commercialization plans for ASCENIV. On December 10, 2018, the Company’s former contract manufacturer assigned its rights and obligations under the 2011 Plasma Purchase Agreement to Grifols Worldwide Operations Limited (“Grifols”) as its successor-in-interest, effective January 1, 2019. Effective October 1, 2024, the Company entered into an Amended and Restated Plasma Purchase Agreement with Grifols (the “A&R Grifols Agreement”) with a term expiring in September 2039, after which it may be renewed for two additional multi-year periods if agreed to by the parties. Pursuant to the A&R Grifols Agreement, Grifols supplies, on a non-exclusive basis, to ADMA BioManufacturing a minimum of 35,000 liters of RSV plasma annually to be used in the manufacture of ASCENIV, with an escalating price per liter depending on the volume supplied in a given 12-month period, with a minimum annual price increase every 12 months. Additionally, Grifols will be entitled to receive a fixed bonus payment in the event that a specified liter amount of high-titer plasma is supplied to the Company in any 12-month period during the term of the A&R Grifols Agreement.

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

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Post-Marketing Commitments

In connection with the FDA’s approval of ASCENIV on April 1, 2019, the Company is required to perform a pediatric study to evaluate the safety and efficacy of ASCENIV in children and adolescents. For the three months ended March 31, 2025 and 2024, the Company incurred expenses related to this study in the amount of $0.6 million and $0.3 million, respectively. During the remainder of 2025, the Company expects to incur expenses of approximately $0.3 million to complete this study, which is required to be completed by June 2026.

Other Commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of March 31, 2025. The Company does not anticipate recognizing any significant losses relating to these arrangements.

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

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended March 31, 2025
(in thousands)	ADMA BioManufacturing	Plasma Collection Centers	Total
Revenues	$113,716	$1,050	$114,766

Cost of product revenue	53,057	648	53,705

Research and development	826	-	826

Plasma center operating expenses	-	1,286	1,286

Selling, marketing and distribution	6,044	-	6,044

Depreciation and amortization expense	25	-	25

General and administrative expense	8,495	-	8,495

Other expense, net	(64)	-	(64)

Income (loss) before taxes	45,205	(884)	44,321

Expenditures for additions to long-lived assets	4,699	21	4,720
Total assets	330,091	27,644	357,735

Reconciliation of revenues:
Segment revenue			$114,766
License revenue			36
Consolidated revenues			$114,802

Reconciliation of selling, general and administrative expense:
Segment selling, marketing and distribution expense			$6,044
Segment general and administrative expense			8,495
Corporate general and administrative expense (a)			9,540
Consolidated selling, general and administrative expense			$24,079

Reconciliation of income (loss) before taxes:
Segment income before taxes			$44,321
License revenue			36
Unallocated interest expense, primarily related to interest on senior debt (see Note 6)			(1,975)
Unallocated interest income			608
Corporate general and administrative expense (a)			(9,540)
Consolidated income before taxes			$33,450

Reconciliation of total assets:
Total segment assets			$357,735
Corporate (b)			152,834
Consolidated total assets			$510,569

(a) -
Primarily includes compensation expense, including stock-based compensation expense, for certain executive officers and consultants, insurance, legal and investor relations expenses and accounting and tax fees that are not allocated to the Company's operating segments.

(b) -
Primarily consists of cash and deferred tax assets.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended March 31, 2024
(in thousands)	ADMA BioManufacturing	Plasma Collection Centers	Total
Revenues	$80,113	$1,726	$81,839

Cost of product revenue	40,991	1,776	42,767

Research and development	451	-	451

Plasma center operating expenses	-	1,005	1,005

Selling, marketing and distribution	4,431	-	4,431

Depreciation and amortization expense	193	-	193

General and administrative expense	5,351	-	5,351

Other expense, net	(30)	(1)	(31)

Income (loss) before taxes	28,666	(1,056)	27,610

Expenditures for additions to long-lived assets	2,330	17	2,347
Total assets	278,331	33,990	312,321

Reconciliation of revenues:
Segment revenue			$81,839
License revenue			36
Consolidated revenues			$81,875

Reconciliation of selling, general and administrative expense:
Segment selling, marketing and distribution expense			$4,431
Segment general and administrative expense			5,351
Corporate general and administrative expense (a)			5,857
Consolidated selling, general and administrative expense			$15,639

Reconciliation of income (loss) before taxes:
Segment income before taxes			$27,610
License revenue			36
Unallocated interest expense, primarily related to interest on senior debt (see Note 6)			(3,769)
Unallocated interest income			381
Corporate general and administrative expense (a)			(5,857)
Consolidated income before taxes			$18,401

Reconciliation of total assets:
Total segment assets			$312,321
Corporate (b)			38,554
Consolidated total assets			$350,875

(a) -
Primarily includes compensation expense, including stock-based compensation expense, for certain executive officers and consultants, insurance, legal and investor relations expenses and accounting and tax fees that are not allocated to the Company's operating segments.

(b) -
Primarily consists of cash and deferred tax assets.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net revenues according to geographic area, based on the location of where the product is shipped, were as follows:

	Three Months Ended March 31, 2025
	ADMA BioManufacturing	Plasma Centers	Total Segment Revenue	License Revenue	Consolidated Revenue
United States	$110,609	$85	$110,694	$36	$110,730
International	3,107	965	4,072	-	4,072
Total revenues	$113,716	$1,050	$114,766	$36	$114,802

	Three Months Ended March 31, 2024
	ADMA BioManufacturing	Plasma Centers	Total Segment Revenue	License Revenue	Consolidated Revenue
United States	$76,460	$1,495	$77,955	$36	$77,991
International	3,653	231	3,884	-	3,884
Total revenues	$80,113	$1,726	$81,839	$36	$81,875

11.
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

The Company determines if an arrangement is an operating lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. All other leases are recorded on the balance sheet with assets representing the right to use the underlying asset for the lease term and lease liabilities representing the obligation to make lease payments arising from the lease. Right-to-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of the lease payments is determined using the Company’s incremental borrowing rate. The Company’s lease expense is recognized on a straight-line basis over the lease term and is reflected in Plasma center operating expenses and selling, general and administrative expenses. Aggregate lease expense for the Company’s leases for the three months ended March 31, 2025 and 2024 was approximately $0.6 million during each such period. Cash paid for the Company’s leases for the three months ended March 31, 2025 and 2024 was also approximately $0.6 million during each such period.

The Company has aggregate lease liabilities of $9.5 million and $9.8 million as of March 31, 2025 and December 31, 2024, respectively, which are comprised primarily of the leases for the Company’s plasma collection centers and a warehouse lease for raw material storage related to the Company’s immunoglobulin manufacturing operations. As of March 31, 2025, the Company’s operating leases have a weighted-average remaining term of 6.6 years. Scheduled payments under the Company’s lease obligations are as follows (in thousands):

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Remainder of 2025	$1,812
Year ended December 31, 2026	2,157
2027	2,041
2028	2,088
2029	2,109
2030	1,836
Thereafter	2,205
Total payments	14,248
Less: imputed interest	(4,762)
Current portion	(1,188)
Balance at March 31, 2025	$8,298

12.
INCOME TAXES

The Company uses the estimated annual effective tax rate approach as prescribed by ASC 740-270, Interim Reporting, to calculate its interim provision for income taxes.

	Three Months Ended March 31,
	2025	2024
	(In thousands, except percentages)
Provision for income taxes	$6,546	$595
Effective tax rate	19.6%	3.2%

The effective tax rate for the three months ended March 31, 2025 of 19.6%, differed from the federal statutory rate primarily due to the excess tax benefits on stock-based compensation. The effective tax rate for the three months ended March 31, 2024 of 3.2%, differed from the federal statutory tax rate primarily due to the valuation allowance maintained on the Company's federal and state net deferred tax assets until December 31, 2024.

13.
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information for the three months ended March 31, 2025 and 2024 is as follows:

		2025	2024
	(In thousands)
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest		$2,750	$584
Noncash Financing and Investing Activities:
Equipment acquired reflected in accounts payable and accrued liabilities		$985	$1,351

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.
SUBSEQUENT EVENTS

FDA Approval

In April 2025, the FDA approved the Company’s Prior Approval Supplement (the “PAS”) for its innovative yield enhancement production process benefiting both ASCENIV and BIVIGAM.

Share Repurchase Program

In May 2025, the Company's Board of Directors authorized a share repurchase program of up to $500.0 million of the Company’s outstanding shares of common stock. Repurchases under the program may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases will be structured to occur in accordance with the requirements of Rule 10b-18. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of shares under this authorization. The timing and number of shares repurchased under the program will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The program does not obligate the Company to acquire any particular amount of its common stock, and may be modified, suspended, or terminated at any time at the Company’s discretion. The program has no expiration date.

Debt Reorganization

On May 5, 2025, the Company borrowed $30.0 million under its revolving credit facility with Ares, which the Company used to repay an additional $30.0 million against the Company’s term loan facility with Ares on May 6, 2025. Following such transactions, the Company had $72.5 million outstanding under its revolving credit facility and $2.5 million outstanding under its term loan facility. It is anticipated that the Company’s cost of current outstanding debt will be reduced from these transactions.

Index
Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations, which refers to our historical results, should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q, including “Risk Factors” and our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 18, 2025 (the “2024 10-K”). The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout or referenced within this Quarterly Report on Form 10-Q. See “Special Note Regarding Forward-Looking Statements.”  Our actual results may differ materially from our current expectations.

OVERVIEW
Our Business

ADMA Biologics, Inc. (the “Company,” “ADMA,” “we,” “us” or “our”) is a U.S. based, end-to-end commercial biopharmaceutical company dedicated to manufacturing, marketing and developing specialty biologics for the treatment of immunodeficient patients at risk for infection and others at risk for certain infectious diseases. Our targeted patient populations include immune-compromised individuals who suffer from an underlying immune deficiency disorder or who may be immune-suppressed for medical reasons.

Through our ADMA BioManufacturing business segment, we currently have three products with U.S. Food and Drug Administration (the “FDA”) approval, all of which are currently marketed and commercially available: (i) ASCENIV (Immune Globulin Intravenous, Human – slra 10% Liquid), an Intravenous Immune Globulin (“IVIG”) product indicated for the treatment of Primary Humoral Immunodeficiency (“PI”), also known as Primary Immunodeficiency Disease (“PIDD”) or Inborn Errors of immunity in adults and adolescents, for which we received FDA approval in April 2019 and commenced first commercial sales in October 2019; (ii) BIVIGAM (Immune Globulin Intravenous, Human), an IVIG product indicated for the treatment of PI, and for which we received FDA approval in May 2019 and commenced commercial sales in August 2019; and (iii) Nabi-HB (Hepatitis B Immune Globulin, Human), which is indicated for the treatment of acute exposure to blood containing HBsAg and other listed exposures to Hepatitis B. We seek to develop a pipeline of plasma-derived therapeutics, including a product based on our most recently approved patent application under U.S. Patent Nos. 10,259,865 and 11,084,870 related to methods of treatment and prevention of S. pneumonia infection for an immunoglobulin manufactured to contain standardized antibodies to numerous serotypes of S. pneumoniae. We have successfully completed production of a pilot-scale batch and are conducting animal studies for our S. pneumoniae hyperimmune globulin program, SG-001. Our products and product candidates are intended to be used by physician specialists focused on caring for immune-compromised patients with or at risk for certain infectious diseases.

We manufacture these products at our FDA-licensed, plasma fractionation and purification facility located in Boca Raton, Florida with a peak annual processing capability of up to 600,000 liters (the “Boca Facility”). Based on current production yields, our completed and ongoing supply chain enhancements and capacity expansion initiatives, we believe this facility has the potential to produce sufficient quantities of our immune globulin (“IG”) products.

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

Index
From time to time, we may provide contract manufacturing services for certain third-party clients. We also provide laboratory contracting services to certain customers and may provide contract filling, labeling and packing services utilizing our FDA-approved in-house fill-finish capabilities.

For the year ended December 31, 2024, we achieved net income of $197.7 million, the first time in our history that we achieved net income on a GAAP basis, and we generated positive cash flow from operations of $118.7 million, the full details of which can be found in our 2024 Form 10-K for the year ended December 31, 2024, filed on March 18, 2025. Our improved operating results are primarily the result of the substantial revenue growth driven by the continued physician, patient and payer acceptance of ASCENIV.

In April 2025, the FDA approved our Prior Approval Supplement (the “PAS”) for our innovative yield enhancement production process (the “Yield Enhancement”) benefiting both ASCENIV and BIVIGAM. Such approval is expected to result in meaningful revenue and earnings accretion beginning in the second half of 2025 and accelerating further into 2026 and beyond. This innovative process has demonstrated an ability to increase ASCENIV and BIVIGAM production yields by approximately 20% from the same starting plasma volume.

Our Products

ASCENIV

ASCENIV is a plasma-derived IVIG that contains naturally occurring polyclonal antibodies, which are proteins that are used by the body’s immune system to neutralize microbes, such as bacteria and viruses, and prevent against infection and disease. We manufacture ASCENIV under HHS License No. 2019 using a process known as fractionation. The Centers for Medicare and Medicaid Services (“CMS”) has issued a permanent, product-specific-J-code for ASCENIV. Under the Healthcare Common Procedure Coding System (“HCPCS”), the J-code (J1554) became effective in April 2021. As part of our proprietary manufacturing process for ASCENIV, we leverage our unique, patented plasma donor screening methodology and tailored plasma pooling design, which blends normal source plasma and plasma from donors tested to have high levels of neutralizing antibody titers to Respiratory Syncytial Virus (“RSV”) using our proprietary microneutralization testing assay. With our patented testing methods and assay, we are able to identify the high-titer or “hyperimmune” plasma that meets our internal and required specifications for ASCENIV. This type of high-titer plasma is typically found in less than 10% of the total donor collection samples we test.

ASCENIV is approved for the treatment of PIDD or PI, a class of inherited genetic disorders that causes a deficient or absent immune system in adults and adolescents (12 to 17 years of age). Our pivotal Phase III clinical trial in 59 PIDD patients met the primary endpoint of no Serious Bacterial Infections (“SBI”) reported during 12 months of treatment. Secondary efficacy endpoints further demonstrated the benefits of ASCENIV in the low incidence of infection, therapeutic antibiotic use, days missed from work, school and daycare and unscheduled medical visits and hospitalizations. We believe this clinical data together with the FDA approval for the treatment of PIDD better positions ADMA to potentially further evaluate ASCENIV in immune-compromised patients infected with or at-risk for RSV infection or potentially other respiratory viral pathogens at an appropriate time. In the future, we may elect to work with the FDA and the immunology and infectious disease community to design an appropriate clinical trial to evaluate the use of ASCENIV in this patient population. Following FDA approval in April 2019, commercial sales of ASCENIV commenced in October of 2019 and in 2023 we commenced manufacturing ASCENIV at the 4,400 Liter production scale. This expansion has improved the product’s margin profile and increased plant production capacity as fewer batches are needed to support our revenue goals. ASCENIV’s prescriber and patient base continued to expand during 2024, which drove record utilization and pull-through for this product. These elevated demand trends have sustained into 2025, and we currently expect that this product’s rapid growth will continue throughout 2025 and beyond.

Index
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

In May 2019, the FDA approved the PAS for the use of our IVIG manufacturing process, thereby enabling us to re-launch and commercialize this product in the United States. We resumed production of BIVIGAM during the fourth quarter of 2017 and commercial production is ongoing, using our FDA-approved IVIG manufacturing process under U.S. Department of Health and Human Services (“HHS”) License No. 2019. The commercial re-launch and first commercial sales for this product commenced in August 2019.

In April 2021, we announced that the FDA granted approval for our expanded plasma pool production scale process, allowing for a 4,400-liter plasma pool for the manufacture of our BIVIGAM IVIG product. This increased IVIG plasma pool scale, which allows us to produce BIVIGAM at an expanded capacity utilizing the same equipment, release testing assays and labor force, has had a favorable impact on our gross margins, manufacturing efficiencies and operating results.

In December 2023, we announced that the FDA approved the expansion of BIVIGAM’s label in the United States to now include the pediatric setting for those two years of age and older.

Nabi-HB

Nabi-HB is a hyperimmune globulin that is rich in antibodies to the Hepatitis B virus. Nabi-HB is a purified human polyclonal antibody product collected from plasma donors who have been previously vaccinated with a Hepatitis B vaccine. Nabi-HB is indicated for the treatment of acute exposure to blood containing HBsAg, prenatal exposure of infants born to HBsAg-positive mothers, sexual exposure to HBsAg-positive persons and household exposure to persons with acute Hepatitis B virus infection in specific, listed settings. Hepatitis B is a potentially life-threatening liver infection caused by the Hepatitis B virus, which is a major global health problem. The Hepatitis B virus can cause chronic infection and places people at high risk of death from cirrhosis and liver cancer. Nabi-HB has a well-documented record of long-term safety and effectiveness since its initial market introduction. The FDA approved Nabi-HB in March 1999. Production of Nabi-HB at the Boca Facility has continued under our leadership since the third quarter of 2017. In early 2018, we received authorization from the FDA for the release of our first commercial batch of Nabi-HB for commercial distribution in the United States and we continue to manufacture Nabi-HB under HHS License No. 2019.

RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (“U.S. GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate these estimates and assumptions, including those described below. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates. Significant estimates include rebates and chargebacks deducted from gross revenues and estimates related to the Company’s effective tax rate.

Index
Some of the estimates and assumptions we are required to make under U.S. GAAP require difficult, subjective and/or complex judgments about matters that are inherently uncertain and, as a result, actual results could differ from those estimates. Due to the estimation processes involved, the following summary of accounting estimates and their application are considered to be critical to understanding our business operations, financial condition and results of operations. For a description of our significant accounting policies, see Note 2 to the Consolidated Financial Statements included in our 2024 10-K. Estimates and assumptions used in projecting future liquidity and capital requirements are described in Note 1 to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Effective Tax Rate

Our provision for income taxes and the determination of our effective tax rate are subject to significant judgment and complexity. We estimate our income tax expense based on enacted tax laws and statutory tax rates in the jurisdictions in which we operate, as well as our interpretation of relevant tax regulations. The effective tax rate includes the impact of various estimates and judgments. Changes in these estimates or in tax laws could significantly affect our effective tax rate and results of operations. Due to the complexity of tax regulations and the potential for differing interpretations, it is reasonably possible that the ultimate resolution of these matters could result in material adjustments to our effective tax rate in future periods.

Index
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

The following table presents a summary of the changes in our results of operations for the three months ended March 31, 2025, our first fiscal quarter, compared to the three months ended March 31, 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024	Increase (Decrease)
Revenues	$114,802	$81,875	$32,927
Cost of product revenue	53,705	42,767	10,938
Gross profit	61,097	39,108	21,989
Research and development expenses	826	450	376
Plasma center operating expenses	1,286	1,005	281
Amortization of intangibles	25	193	(168)
Selling, general and administrative expenses	24,079	15,639	8,440
Income from operations	34,881	21,821	13,060
Interest expense	(1,975)	(3,769)	1,794
Other income, net	544	349	195
Income before taxes	33,450	18,401	15,049

Provision for income taxes	6,546	595	5,951

Net income	$26,904	$17,806	$9,098

Adjusted EBITDA *	$47,939	$26,425	$21,514
Adjusted Net Income*	$33,299	$17,806	$15,493

* -
See Non-GAAP Financial Measures appearing at the end of this discussion

Revenues

We recorded total revenues of $114.8 million for the three months ended March 31, 2025, as compared to $81.9 million for the three months ended March 31, 2024, an increase of $32.9 million, or approximately 40%. The increase is primarily related to increased sales of ASCENIV, as we experience increased physician, payer and patient acceptance and utilization of ASCENIV. During the three months ended March 31, 2025, as a precautionary measure, we voluntarily withdrew three lots of BIVIGAM (such a withdrawal, hereinafter referred to as the “Voluntary Withdrawal”). During the same period, the Company recorded a reduction to revenue of $3.8 million for credits issued to customers for the related product returns, which partially offset the increase driven by increased sales of ASCENIV.

Cost of Product Revenue and Gross Profit

Cost of product revenue was $53.7 million for the three months ended March 31, 2025, as compared to $42.8 million for the three months ended March 31, 2024. This increase is primarily attributable to volume-driven increases in product revenue costs related to the increased sales of our IG products of $12.4 million, partially offset by $1.1 million of lower product revenue costs related to plasma sales.

For the three months ended March 31, 2025, we had gross profit of $61.1 million, as compared to $39.1 million for the same period of a year ago, which represents a gross margin in the first quarter of 2025 of 53.2%, as compared to 47.8% in the first quarter of 2024. This improvement in gross margin is primarily driven by a significantly more favorable mix of higher margin IG sales in 2025 as compared to 2024, along with the operational efficiencies achieved resulting in a reduction in other manufacturing costs.

Research and Development Expenses
Research and development (“R&D”) expenses totaled $0.8 million for the first quarter of 2025, as compared to $0.5 million for the first quarter of 2024. The increase is primarily due to expenses incurred during the first quarter of 2025 related to the ASCENIV pediatric study.

Plasma Center Operating Expenses

Plasma Center Operating Expenses increased from $1.0 million for the three months ended March 31, 2024 to $1.3 million for the three months ended March 31, 2025. The increase is primarily due to an increase in donor fees of $0.8 million and wages and benefits of $0.5 million, largely offset by a decrease of $1.0 million in donor testing expenses.

Index
Amortization of Intangibles

Amortization expense mainly pertains to the amortization of internally developed software and was less than $0.1 million and $0.2 million for the three months ended March 31, 2025 and 2024 respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $24.1 million for the three months ended March 31, 2025, an increase of $8.4 million from the three months ended March 31, 2024. The increase is primarily driven by higher employee-related costs of $4.2 million due to increase in headcount to support revenue growth, and higher share-based compensation expense related to the increase in the fair value of the Company’s common stock, an increase in audit fees of $1.8 million, legal and other professional services of $1.3 million, software maintenance expense of $0.5 million, and other costs of $0.7 million. SG&A expenses as a percentage of net revenues increased from 19.1% in the first quarter of 2024 to 21.0% in the first quarter of 2025.

Interest Expense

Interest expense for the three months ended March 31, 2025 was $2.0 million, as compared to $3.8 million for the three months ended March 31, 2024, primarily driven by the decrease in debt balances due to principal repayments made throughout 2024.

Other Income, Net

Other income, net, for the three months ended March 31, 2025 was $0.5 million, as compared to $0.3 million for the three months ended March 31, 2024.

Provision for Income Taxes

The provision for income taxes of $6.5 million for the three months ended March 31, 2025 represented an effective tax rate of 19.6%, as compared to the provision of $0.6 million for the three months ended March 31, 2024, with an effective tax rate of 3.2%. As of March 31, 2024, the Company had a full valuation allowance for its net deferred tax assets, and the effective tax rate for the three months ended March 31, 2024 differed from the federal statutory tax rate of 21% primarily due to the recognition of deferred tax assets for the net operating losses. The Company released its valuation allowance in December 2024, and the effective tax rate for the three months ended March 31, 2025 differed from the federal statutory rate primarily due to the excess tax benefits on stock-based compensation.

Non-GAAP Financial Measures

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), Adjusted EBITDA and Adjusted Net Income

EBITDA, Adjusted EBITDA and Adjusted net income are important non-GAAP financial measures used by our management and Board of Directors to assess our operating performance. We use EBITDA, Adjusted EBITDA and Adjusted net income as key performance measures because we believe that they facilitate operating performance comparisons from period to period that exclude, in the case of Adjusted net income, items that are expected to be non-recurring, and in the case of EBITDA and Adjusted EBITDA, potential differences driven by the impact of variations of non-cash items such as depreciation and amortization, as well as, in the case of Adjusted EBITDA, stock-based compensation or certain one-time and non-recurring items. In addition, we believe that EBITDA, Adjusted EBITDA and Adjusted net income and similar measures are widely used by investors, securities analysts, ratings agencies and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities. See below for a reconciliation of our EBITDA, Adjusted EBITDA and Adjusted net income to net income, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.

Index
Because EBITDA, Adjusted EBITDA and Adjusted net income are measures not deemed to be in accordance with U.S. GAAP and are susceptible to varying calculations, our EBITDA, Adjusted EBITDA and Adjusted net income may not be comparable to similarly titled measures of other companies, including companies in our industry, because other companies may calculate EBITDA, Adjusted EBITDA and Adjusted net income in a different manner than we calculate these measurements. Although the Company uses Adjusted EBITDA as one of several financial measures to assess its operating performance, its use is limited as it excludes certain significant operating expenses. EBITDA, Adjusted EBITDA and Adjusted net income are not intended to represent cash flows for the periods presented, nor have they been presented as an alternative to operating income, net income or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP. The following table presents the reconciliation of net income to EBITDA and Adjusted EBITDA for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Net income	$26,904	$17,806
Depreciation	1,944	1,921
Amortization	25	193
Income taxes	6,546	595
Interest expense	1,975	3,769
EBITDA	37,393	24,284
Stock-based compensation	4,624	2,141
Customer credits related to the Voluntary Withdrawal	3,837	-
Yield Enhancement	902	-
Non-recurring professional fees (a)	1,182	-
Adjusted EBITDA	$47,939	$26,425

(a)
Non-recurring professional fees represent incremental costs associated with a vendor change that we do not expect to incur in future periods.

Adjusted EBITDA increased by $21.5 million for the three months ended March 31, 2025, as compared to the same period of a year ago. The improvement is primarily due to the substantial increase in operating income.

The following table presents the reconciliation of Net income to Adjusted net income for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
	(In thousands)
Net income	$26,904	$17,806
Stock-based compensation modifications (pre-tax)	474	-
Customer credits related to the Voluntary Withdrawal (pre-tax)	3,837	-
Yield Enhancement (pre-tax)	902	-
Non-recurring professional fees (pre-tax) (a)	1,182	-
Adjusted net income (b)	$33,299	$17,806

(a)       Non-recurring professional fees represent incremental costs associated with a vendor change that we do not expect to incur in future periods.

 (b)      Excludes estimated tax effect of the add-backs of $1.3 million.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2025, we had working capital of $298.3 million, primarily consisting of $172.2 million of inventory, cash and cash equivalents of $71.6 million and $99.4 million of accounts receivable, partially offset by current liabilities of $53.5 million, as compared to working capital at December 31, 2024 of $275.9 million, primarily consisting of $170.2 million of inventory, cash and cash equivalents of $103.1 million and accounts receivable of $50.0 million, partially offset by current liabilities of $55.5 million. Our material cash requirements are primarily comprised of:

Index
●
The collection and procurement of raw material source plasma, which includes plasma donor fees and plasma center supplies, and other raw materials necessary to maintain and scale up our manufacturing operations;
●
Employee compensation and benefits;
●
Capital expenditures for equipment upgrades and capacity expansion at the Boca Facility and to maintain our plasma collection facilities;
●
Interest on our debt;
●
Marketing programs, medical education and continued commercialization efforts;
●
Boca Facility maintenance, improvements, repairs and supplies;
●
Conducting required post-marketing clinical trials for ASCENIV; and
●
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

We currently anticipate, based upon our projected revenue and expenditures, that our current cash, cash equivalents and accounts receivable, along with our projected future operating cash flow, will be sufficient to fund our operations, as currently conducted, through the end of 2025 and beyond. Based on current operations and assuming continued market acceptance and utilization of our finished drug products, we do not anticipate the need to raise additional capital at this time. However, should the market for our products or political, economic or inflationary conditions change, we may need to seek additional capital which may not be available due to a variety of potential factors beyond our control (see “Risk Factors” appearing elsewhere in this report).

  ADMA continues to evaluate a variety of strategic alternatives, and the exploration of value-creating opportunities remains a top corporate priority.

On December 18, 2023 (the “Ares Closing Date”), we and all of our subsidiaries entered into a senior secured credit facility (the “Ares Credit Agreement”) with Ares Capital Corporation and certain credit funds affiliated with Ares Capital Corporation (collectively, “Ares”). The Ares Credit Agreement provided for a total of $135.0 million in senior secured credit facilities (the “Ares Credit Facility”) consisting of (i) a term loan in the aggregate principal amount of $62.5 million and (ii) a revolving credit facility in the aggregate principal amount of $72.5 million (collectively, the “Ares Loans”), both of which were fully drawn on the Ares Closing Date. The Ares Credit Facility has a maturity date of December 20, 2027.

On August 14, 2024, we repaid $30.0 million against the revolving credit facility and the outstanding balance on the revolving credit facility as of March 31, 2025 was $42.5 million. On December 19, 2024 we repaid $30.0 million against the term loan facility and the outstanding balance on the term loan facility as of March 31, 2025 was $32.5 million. On May 5, 2025, we borrowed $30.0 million under our revolving credit facility, which we used to concurrently repay an additional $30.0 million against the term loan facility on May 6, 2025. Following such transactions, we had $72.5 million outstanding under our revolving credit facility and $2.5 million outstanding under our term loan facility.

Borrowings under the term loan bear interest at the adjusted Term SOFR for a three‑month tenor in effect on the day that is two business days prior to the first day of the applicable calendar quarter plus 6.50% (the “Initial SOFR Term Loan Applicable Margin”). Borrowings under the revolving facility initially bear interest at the adjusted Term SOFR for a three‑month tenor in effect on the day that is two business days prior to the first day of the applicable calendar quarter plus 3.75% (the “SOFR Revolving Facility Applicable Margin”). As of March 31, 2025 and December 31, 2024, the interest rate on the term loan was approximately 10.80% and 10.85%, respectively, and the interest rate on the revolving facility was approximately 8.05% and 8.34%, respectively.

Index
On the Ares Maturity Date, we are required to pay Ares the entire outstanding principal amount underlying the Ares Loans and any accrued and unpaid interest thereon. Prior to the Ares Maturity Date, there are no scheduled principal payments on the Ares Credit Facility, and we are required to make quarterly interest payments during the term of Ares Credit Facility. We may prepay the outstanding principal under the revolving facility, together with any accrued but unpaid interest on the prepaid principal amount, at any time and from time to time upon three business days’ prior written notice with no prepayment premium. However, in the event that we prepay an amount under the revolving facility that is greater than 50% of the current $72.5 million outstanding balance, we will still be required to pay interest on 50% of this balance, or $36.3 million, through the term of Ares Credit Facility. We may prepay the outstanding principal on the term loan, together with any accrued but unpaid interest on the prepaid principal amount, at any time and from time to time upon three business days’ prior written notice, subject to the payment to Ares of a prepayment premium equal to (i) the present value as of such date of all remaining required interest payments on the principal amount being repaid plus 1.5% of the prepaid principal amount, if prepaid on or prior to the first anniversary of the Ares Closing Date, (ii) 1.5% of the prepaid principal amount, if prepaid after the first anniversary of the Ares Closing Date and on or prior to the second anniversary of the Ares Closing Date, or (iii) 1.0% of the prepaid principal amount, if prepaid on or prior to the third anniversary of the Ares Closing Date.

All of our obligations under the Ares Credit Agreement are secured by a first-priority lien and security interest in substantially all of our tangible and intangible assets, including intellectual property and all of the equity interests in our subsidiaries. The Ares Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The negative covenants include certain financial covenants, including maximum total leverage ratios and a $15.0 million liquidity covenant, and also restrict or limit our ability and the ability of our subsidiaries to, among other things and subject to certain exceptions contained in the Ares Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to our or our subsidiaries’ business activities; make certain Investments or Restricted Payments (each as defined in the Ares Credit Agreement); engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that have the impact of restricting our ability to make loan repayments under the Ares Credit Agreement. As of March 31, 2025, we were in compliance with all of the covenants contained in the Ares Credit Agreement.

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

Cash Flows

The following table sets forth a summary of our cash flow for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(19,675)	$(2,218)
Net cash used in investing activities	(4,720)	(2,362)
Net cash used in financing activities	(7,127)	(1,447)
Net change in cash and cash equivalents	(31,522)	(6,027)

Cash and cash equivalents - beginning of period	103,147	51,352
Cash and cash equivalents - end of period	$71,625	$45,325

Index
Net Cash Used in Operating Activities

Cash used in operations for the three months ended March 31, 2025, was $19.7 million, an increase of $17.5 million from the same period of a year ago, primarily due to the unfavorable impact of the timing of sales, partially offset by higher net income. The following table illustrates the primary components of our cash flows from operations:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net income	$26,904	$17,806
Non-cash expenses, gains and losses	10,172	4,495
Changes in accounts receivable	(49,413)	(22,200)
Changes in inventories	(1,953)	(4,826)
Change in prepaid expenses and other current assets	(2,476)	1,593
Changes in accounts payable and accrued expenses	(2,259)	1,219
Other	(650)	(305)
Cash used in operations	$(19,675)	$(2,218)

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2025 and 2024 was $4.7 million and $2.4 million, respectively. The increase is primarily related to the roof replacement at the Boca Facility in the amount of $1.3 million and due to capital expenditures associated with the Yield Enhancement project. While we currently have no firm commitments for capital expenditures, we expect our total capital expenditures will be between $7.3 million and $13.3 million for the remainder of fiscal 2025, mainly for additional upgrades to the Boca Facility manufacturing operations and related operational systems.

Net Cash Used in Financing Activities

Net cash used in financing activities was $7.1 million and $1.4 million for the three months ended March 31, 2025 and 2024, respectively. The increase is due to additional taxes paid in connection with shares that were withheld from RSUs that vested during the period, partially offset by $1.0 million in proceeds from the exercise of stock options in 2024.

Effect of Inflation

Inflation impacted a number of facets of our business during the three months ended March 31, 2025 and 2024 at each of our business segments. Disruptions in the global economy have impeded global supply chains, resulted in longer lead times and delays in procuring certain raw materials, and resulted in inflationary cost increases in certain raw materials, labor and transportation. We also experienced price increases for, among other items, consumable supplies, services for repairs and maintenance of our facilities, utilities, shipping and freight charges, fuel surcharges and labor costs, among other expenses. Based upon the macroeconomic environment, publicly available information and reports from the U.S. government, we expect this trend to continue in 2025. Although we cannot predict the extent to which future domestic and global economic conditions, including, but not limited to, supply chain constraints, tariffs or trade wars, changes in federal regulatory policies or priorities, general economic and geopolitical conditions, or the continuing conflicts in Europe, the Middle East and surrounding areas will impact us, such factors could have a significant impact on our future results of operations. In addition, some of our third-party inventory purchase agreements provide for scheduled price increases that are tied to various consumer price indices, which have resulted in higher than historical percentage price increases and could result in higher source plasma and other raw material and supplies costs in 2025 and beyond. Also, in a higher inflationary environment, we may not be able to raise the prices of our products to maintain the rate of inflation and this may affect our product margins.

Off-Balance Sheet Arrangements

None.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk as the result of changes in interest rates. Our senior credit facility with Ares requires quarterly payments of interest based on the adjusted Term SOFR plus the Applicable Margin. We currently do not utilize any derivative financial instruments, such as interest rate swaps or caps, to mitigate this risk. As of March 31, 2025, we had $75.0 million outstanding under our senior credit facility that is subject to a variable interest rate. As a result, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate would have an approximate $0.8 million annualized negative impact on our earnings and cash flows. As further discussed in Note 14 – Subsequent Events, on May 6, 2025, the Company repaid $30.0 million against the term loan using a draw of $30.0 million against the revolving credit facility made on May 5, 2025; accordingly, the outstanding balance of the term loan as of May 6, 2025 was $2.5 million and the outstanding balance of the revolving credit facility as of May 6, 2025 was $72.5 million.

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

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of March 31, 2025. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of March 31, 2025 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II
OTHER INFORMATION
Item 1.
Legal Proceedings.

We may become subject to certain legal proceedings and claims arising in connection with the normal course of our business. In the opinion of management, there are currently no material pending legal proceedings that would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A.
Risk Factors

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q, the 2024 10-K and our other filings with the SEC, before making an investment decision regarding our common stock.

●
Although we achieved net income on a GAAP basis for the year ended December 31, 2024 for the first time, we may not be able to maintain profitability and continue to generate positive cashflows in the future.

●
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

●
The estimates of market opportunity and forecasts of market and revenue growth included in our filings may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business could fail to grow at similar rates, if at all.

●
Both of our business segments and our facilities, as well as our suppliers and contractors, are subject to periodic inspections by the FDA and other regulatory authorities, which, depending on the outcome of such inspections, could result in certain regulatory actions, including the issuance of observations, notices, citations, warning letters or other enforcement actions.

●
Business interruptions could adversely affect our business.

●
Although we have received approval from the FDA to market ASCENIV as a treatment for PIDD, our ability to market or seek approval for ASCENIV for alternative indications could be limited unless additional clinical trials are conducted successfully and the FDA approves a Biologics License Application (“BLA”) or other required submission for review.

●
With the approval of ASCENIV, there can be no assurance that we will be successful in further developing and expanding commercial operations, collecting and procuring an adequate supply of high-titer antibody RSV plasma or balancing our research and development activities with our commercialization activities.

●
We depend on third-party researchers, developers and vendors to develop, manufacture, supply materials for or test our products and product candidates, as well as for other pre-and post-approval services, and such parties’ performance is, to some extent, outside of our control.

●
We may be unable to successfully expand our manufacturing processes to fulfill demand for our products or increase our production capabilities through the addition of new equipment, including if we do not obtain requisite approval from the FDA.

●
Our products, and any additional products for which we may obtain marketing approval in the future, could be subject to post-marketing restrictions or withdrawal from the market and we could be subject to substantial penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products following approval.

Index

●
Historically, a few customers have accounted for a significant amount of our total revenue and accounts receivable and the loss of any of these customers could have a material adverse effect on our business, results of operations and financial condition.

●
Issues with product quality and compliance could have a material adverse effect upon our business, subject us to regulatory actions and cause a loss of customer confidence in us or our products.

●
If physicians, payers and patients do not accept and use our current products or our future product candidates, our ability to generate revenue from these products will be materially impaired.

●
Our accruals for U.S. Medicaid rebates and other liabilities related to the sale of our immunoglobulin products are estimates based on historical experience and other assumptions. These estimates are subject to change based on actual results and other factors. Any such change could have a material effect on our business, financial position and operating results.

●
Our long-term success may depend on our ability to supplement our existing product portfolio through new product development or the in-license or acquisition of other new products, product candidates and label expansion of existing products, and if our business development efforts are not successful, our ability to maintain profitability may be adversely impacted.

●
Our ADMA BioCenters operations collect information from donors in the United States that subjects us to consumer and health privacy laws, which could create enforcement and litigation exposure if we fail to meet their requirements.

●
Our senior secured credit facility with Ares Capital Corporation and certain of its affiliates (“Ares”) is subject to acceleration in specified circumstances, which may result in Ares taking possession and disposing of any collateral.

●
If we are unable to protect our patents, trade secrets or other proprietary rights, if our patents are challenged or if our provisional patent applications do not get approved, our competitiveness and business prospects may be materially damaged.

●
Cyberattacks and other security breaches could compromise our proprietary and confidential information or otherwise penetrate our network, which could harm our business and reputation.

●
Our ability to continue to produce safe and effective products depends on the safety of our plasma supply, testing by third parties and the timing of receiving the testing results, and the manufacturing processes we have in place to counter transmittable diseases.

●
We could become supply-constrained and our financial performance would suffer if we cannot obtain adequate quantities of FDA-approved source and high-titer plasma with proper specifications or other necessary raw materials.

●
Our ability to use our net operating loss carryforwards (“NOLs”) may be limited.

●
Fluctuations in our tax obligations and effective tax rate and realization of our net deferred tax assets may result in volatility of our operating results and materially impact our financial condition or financial results.

●
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

Index
Risks Relating to our Business

Although we achieved net income on a GAAP basis for the year ended December 31, 2024, for the first time, we may not be able to maintain profitability and continue to generate positive cash flows in the future.

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

Our business may be adversely affected by a pandemic, epidemic, or outbreak of an unknown or emerging infections disease.

Our business could be adversely affected by health epidemics in regions where we have concentrations of business activities and such epidemics could cause significant disruption in the operations of third-party service providers upon whom we rely. A resurgence of a global pandemic or health epidemic could adversely affect our business, financial condition, liquidity or results of operations. These adverse effects include, but are not limited to, the potential adverse effects on the global economy, our manufacturing processes, including our supply chain, our submissions or applications to the FDA and our employees. The ultimate impact will depend on the severity and duration of the pandemic and actions taken by governmental authorities and other third parties in response, each of which is unforeseeable and difficult to predict.

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

Index
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

•
we could have increased costs from tariffs, trade wars; and

•
our contract fill/finishers may have unacceptable or inconsistent drug product quality success rates and yields, and we have no direct control over our contract fill/finishers’ ability to maintain adequate quality control, quality assurance and qualified personnel.

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

Index
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

Our business depends on, among other things, successful manufacturing and commercialization of our existing products, market acceptance of such products and ensuring that our products are safe and effective. Further, there can be no assurance that we will be able to generate the revenue that we believe our products and plasma collection facilities are capable of generating, including but not limited to our current expectations with respect to our yield enhancement production process, which received FDA approval in April 2025. As a result, we may not be able to accurately forecast or predict revenue. For these reasons, the estimates and forecasts in our filings relating to revenue generation and growth may prove to be inaccurate. Even if the markets in which we compete meet our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all.

Geopolitical and economic conditions, war, terrorism or other military actions may have a material adverse effect on our business.

Geopolitical conflicts, war or other military action or international acts of terrorism may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in disruptions to our supply chain, delays or cancellations of customer orders, a general decrease in consumer spending, our inability to effectively market and distribute our products and/or our inability to access the capital markets, our business and results of operations could be materially and adversely affected. For example, in response to the ongoing conflict between Russia and Ukraine, the United States has imposed and may further impose, and other countries may additionally impose, broad sanctions or other restrictive actions against governmental and other entities in Russia. Additionally, further escalation of geopolitical tensions, such as ongoing conflicts in the Middle East and the surrounding areas could have a broader impact that extends into other markets where we do business. Additionally, rapid changes in U.S. trade policy, such as the imposition of additional tariffs and trade barriers, as well as potential retaliatory measures taken by other governments, could materially increase the price of and/or affect the availability of imported raw materials used in the production of our products. We are unable to predict whether geopolitical or economic conditions, acts of international terrorism or the involvement in a war or other military actions will result in any long-term commercial disruptions or if such involvement or responses will have any long-term material adverse effect on our business, results of operations, or financial condition.

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

Index
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

We depend on independent investigators and collaborators, such as universities and medical institutions, contract laboratories, CROs, contract manufacturers, contract fill/finishers, third-party plasma centers and consultants to conduct our preclinical activities, clinical trials, CMC testing and other activities under agreements with us. These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs. These third parties may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our products and/or development programs, or if their performance is substandard or does not comply with the applicable regulatory standards, our trials may be repeated, extended, delayed, or terminated, the approval of our FDA application(s), if any, and our introduction of new products, if any, will be delayed, and we may not be able to maintain existing approvals or meet our regulatory requirements or we may not be able to produce forecasted amounts of product. We or they may also be subject to regulatory enforcement actions, may need to take corrective actions, including initiating recalls, and we may not be able to meet commercial demand. These collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators assist our competitors at our expense, our competitive position would be harmed. We also depend on third-party suppliers for materials used in our operations. Certain of our third-party suppliers may be single-sourced, subject to tariff risk, or may not be able to supply sufficient materials for our operations, and it may be time-consuming, expensive or otherwise not feasible to locate an alternative supplier. In the event a single-source supplier is unable to provide us with a sufficient amount of materials, such shortage could have a material adverse effect on our business, results of operations and financial condition. Additionally, any change in the regulatory compliance status of any of our vendors may impede our ability to receive and maintain approval for our product candidates.

Index
We may be unable to successfully expand our manufacturing processes to fulfill demand for our products or increase our production capabilities through the addition of new equipment, including if we do not obtain requisite approval from the FDA.

We currently anticipate expanding the manufacturing capacity and product output capability of our Boca Facility. Following the expansion of any of our manufacturing processes or the addition of new equipment, we will need to validate the expanded facility and equipment, make the necessary submissions to FDA, obtain any FDA-required approvals and have it inspected by the FDA. Given the significant delays that may result during the validation process, we may experience a supply shortage of our products or our production capabilities may be limited until completion of and validation of our facility expansion and new manufacturing equipment.

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

Our products, and any additional products for which we may obtain marketing approval in the future, could be subject to post-marketing restrictions, new FDA guidance, or other regulatory actions, such as withdrawal from the market. Such products, as well as the manufacturing processes, post-marketing studies and measures, labeling and advertising and promotional activities for such products, among other things, are subject to ongoing regulatory compliance requirements, and oversight, review, and inspection by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, adherence with labeling and promotional requirements and restrictions, requirements related to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding safeguarding the drug supply chain as well as the distribution of samples to physicians and recordkeeping. For example, the FDA’s approval of our application supplement to allow for the commercial relaunch of BIVIGAM, as well as the FDA’s approval of our BLA for ASCENIV, required us to conduct specified post-marketing studies, including pediatric and safety studies. If, during the post-marketing period (after marketing approval) previously unknown adverse events emerge, there is the discovery that the product is less effective than previously thought, or other potential concerns regarding our products or their manufacturing processes emerge, or we are observed in any way to fail to comply with the numerous regulatory requirements to which we are subject, those circumstances may yield various results, including:

●     restrictions on such products or manufacturing processes;

●     restrictions on the labeling or marketing of a product;

●     restrictions on product distribution or use;

●     clinical holds or termination of clinical trials;

●     requirements to conduct further post-marketing studies or clinical trials, implement risk mitigation strategies, or to issue corrective information;

●     warning letters or untitled letters;

●     withdrawal of the products from the market;

Index
●     refusal to approve pending applications or supplements to approved applications that we submit;

●     recall of products;

●     restrictions on coverage by third-party payers;

●     fines, restitution or disgorgement of profits or revenues;

●     suspension or withdrawal of marketing approvals;

●     refusal to permit the import or export of products;

●   FDA debarment, suspension and debarment from government programs, refusal of orders under existing government contracts, exclusion from participation in federal healthcare programs, consent decrees, deferred or non-prosecution agreements or corporate integrity agreements;

●     product seizure or detention; or

●     injunctions or the imposition of civil penalties or criminal fines.

Historically, a few customers have accounted for a significant amount of our total revenue and accounts receivable and the loss of any of these customers could have a material adverse effect on our business, results of operations and financial condition.

For the three months ended March 31, 2025 and 2024, two customers, BioCARE, Inc. (“BioCare”) and Priority Healthcare Distribution, Inc. d/b/a CuraScript SD Specialty Distribution (“Curascript”), represented an aggregate of approximately 64% and 70%, respectively, of our consolidated revenues.

As of March 31, 2025, and December 31, 2024, three customers, BioCare, Curascript and Healix Infusion Therapy, LLC (“Healix”), represented an aggregate of approximately 85% and 87%, respectively, of our consolidated accounts receivable.

The loss of any key customers or a material change in the revenue generated by any of these customers,  could have a material adverse effect on our business, results of operations and financial condition. Moreover, we anticipate deriving increased revenue from some of these customers over the next few years. Factors that could influence our relationships with our customers include, among other things:

●
our ability to sell our products at competitive prices;

●
our ability to maintain features and quality standards for our products sufficient to meet the expectations of our customers;

●
our ability to produce and deliver a sufficient quantity of our products in a timely manner to meet our customers’ requirements;

●
the impact of a pandemic, or the resurgence of a pandemic, and government responses thereto on our customers and their businesses, operations and financial condition;

●
the impact of a cyberattack or data breach on our customers or related entities; and

●
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

Our success depends upon the quality of our products. Quality management plays an essential role in meeting customer requirements, preventing defects, improving our products and services and assuring the safety and efficacy of our products. Our future success depends on our ability to maintain and continuously improve our quality management program. A quality or safety issue may result in failure to obtain product approval, adverse inspection reports, warning letters, product recalls or seizures, withdrawals, monetary sanctions, injunctions to halt manufacture and distribution of products, civil or criminal sanctions, costly litigation, patient injury, refusal of a government to grant approvals and licenses, restrictions on operations or withdrawal of existing approvals and licenses. The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products. We may elect, in the interest of public safety, to voluntarily withdraw our products from the market for labeled adverse events or for other reasons.  Recalls or withdrawals of any of our products could divert managerial and financial resources which could have an adverse effect on our financial condition and results of operations.  An inability to address a quality or safety issue by us or by a third-party vendor in an effective and timely manner may also cause negative publicity or a loss of customer confidence in us or our current or future products, which may result in the loss of prior or future sales and difficulty in successfully commercializing our current products and launching new products.

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

●
perceptions by members of the healthcare community, including physicians, about the safety and effectiveness of our products;

●
cost-effectiveness of our products relative to competing products;

●
availability of reimbursement for our products from government or other healthcare payers; and

●
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

Our current product development portfolio consists primarily of label expansion activities for ASCENIV, as well as expanding our IP estate with patents issued for S. pneumoniae hyperimmune IG. We have initiated small-scale preclinical activities to potentially expand our current portfolio through new product development efforts. If we are not successful in developing or acquiring additional products and product candidates, we will have to depend on our ability to continue to generate revenues from ASCENIV, BIVIGAM, Nabi-HB, intermediates, contract manufacturing and plasma attributable to the operations of ADMA BioCenters to support our operations.

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

On December 18, 2023 (the “Ares Closing Date”), we entered into a credit agreement with Ares (the “Ares Credit Agreement”) (see “Liquidity and Capital Resources”). The Ares Credit Agreement provided for a total of $135 million in senior secured credit facilities (the “Ares Credit Facility”) consisting of (i) a term loan in the aggregate principal amount of $62.5 million and (ii) a revolving credit facility in the aggregate principal amount of $72.5 million (collectively, the “Ares Loans”), both of which were fully drawn on the Ares Closing Date. The Ares Credit Facility has a maturity date of December 20, 2027 (the “Ares Maturity Date”). On August 14, 2024, we repaid $30.0 million against the revolving credit facility and on December 19, 2024, we repaid $30.0 million against the term loan. As of March 31, 2025, we had $42.5 million and $32.5 million of borrowings outstanding under the revolving credit facility and the term loan, respectively. As discussed in Note 14 – Subsequent Events, on May 5, 2025, we borrowed $30.0 million under our revolving credit facility with Ares, which we used to concurrently repay an additional $30.0 million against our term loan facility with Ares on May 6, 2025. Following such transactions, we had $72.5 million outstanding under our revolving credit facility and $2.5 million outstanding under our term loan facility. The Ares Loans are secured by substantially all of our assets, including our intellectual property. Events of default include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material contracts and events constituting a change of control. If there is an event of default, we would incur an increase in the rate of interest on the Ares Loans of 2% per annum. The occurrence of an event of default could result in, among other things, the termination of commitments under the Ares Credit Facility, the declaration that all outstanding loans are immediately due and payable in whole or in part, and Ares taking immediate possession of, and selling, any collateral securing the Ares Loans.

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

Index
Additionally, the ability of the FDA and other federal, state and local business regulatory agencies to review and approve products and product candidates can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and to accept the payment of user fees, as well as statutory, regulatory, and policy changes. Average review times at the FDA and other federal, state and local business regulatory agencies have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for products and product candidate submissions to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including in December 2018 and January 2019, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections at domestic and foreign manufacturing facilities from March 2020 until July 2021. More recently, in April 2025, at least 15% of the FDA’s staff was terminated as part of the new U.S. presidential administration’s efforts to reduce the size of the federal government and cut costs. If a prolonged government shutdown or regulatory agency disruption reoccurs, or in the event the FDA has an insufficient amount of staff, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, conduct evaluations and inspections and other reporting requirements which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain capital that may be necessary in order to properly capitalize and continue our operations.

The manufacturing processes for plasma-based biologics are complex and involve biological intermediates that are susceptible to contamination and impurities.

Plasma is a raw material that is susceptible to damage and contamination and may contain human pathogens, any of which would render the plasma unsuitable as raw material for further manufacturing. For instance, improper storage of plasma, by us or third-party suppliers, may require us to destroy some of our raw material. If unsuitable plasma is not identified and discarded prior to the release of the plasma to the manufacturing process, it may be necessary to discard intermediate or finished product made from that plasma or to recall any finished product released to the market, resulting in a charge to cost of product revenue. The manufacture of our plasma products is an extremely complex process of fractionation, purification, testing, filling and finishing. Our products can become non-releasable or otherwise fail to meet our stringent specifications or regulatory agencies’ specifications through a failure in one or more of these process steps. We may detect instances in which an unreleased product was produced without adherence to our manufacturing procedures or plasma used in our production process was not collected or stored in a compliant manner consistent with cGMP or other regulations. Such an event of noncompliance would likely result in our determination that the implicated products should not be released or maybe replaced or withdrawn from the market and therefore should be destroyed. Once manufactured, our plasma-derived products must be handled carefully and kept at appropriate temperatures. Our failure, or the failure of third parties that supply, test, ship or distribute our products or product components to properly care for our products, may require that those products be destroyed. Even if handled properly, biologics may form or contain particulates or have other issues or problems after storage which may require products to be destroyed or recalled. While we expect to write off certain amounts of raw materials and work-in-process inventory in the ordinary course of business due to the complex nature of plasma, our processes and our products, unanticipated events may lead to write-offs and other costs materially in excess of our expectations and the reserves we have established for these purposes. Such write-offs or losses and other costs could cause material fluctuations in our results of operations. Product or component quality issues may also result in regulatory enforcement actions, liability, corrective actions and recalls, among other actions, as described elsewhere in our 2024 10-K.

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

Public ESG and sustainability reporting is becoming more broadly expected by investors, stockholders and other third parties. Certain organizations that provide corporate governance and other corporate risk information to investors and stockholders have developed, and others may in the future develop, scores and ratings to evaluate companies and investment funds based upon ESG or “sustainability” metrics. Many investment funds focus on positive ESG business practices and sustainability scores when making investments and may consider a company’s ESG or sustainability scores as a reputational or other factor in making an investment decision. In addition, investors, particularly institutional investors, use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with such company to improve ESG disclosure or performance and may also make voting decisions, or take other actions, to hold these companies and their boards of directors accountable. We may face reputational damage in the event our corporate responsibility initiatives or objectives do not meet the standards set by our investors, stockholders, lawmakers, listing exchanges or other constituencies, or if we are unable to achieve an acceptable ESG or sustainability rating from third-party rating services. A low ESG or sustainability rating by a third-party rating service could also result in the exclusion of our common stock from consideration by certain investors who may elect to invest with our competition instead. Ongoing focus on corporate responsibility matters by investors and other parties as described above may impose additional costs or expose us to new risks.

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

Because we became a large accelerated filer effective December 31, 2023, the Sarbanes-Oxley Act requires our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting. Our transition to large accelerated filer status and becoming subject to additional requirements of the Sarbanes-Oxley Act has been and will continue to be time-consuming, and there is a risk of noncompliance. In addition, as a large accelerated filer, we anticipate incurring additional fees due to the increased complexity of our financial statements and the additional efforts required by our status, including, but not limited to, higher accounting and auditor costs. Further, the costs associated with the compliance with and implementation of procedures under these and future laws and related rules could have a material impact on our results of operations.

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

We have incurred substantial losses during our history. As of December 31, 2024, we had federal and state NOLs of $265.6 million and $203.4 million, respectively. Federal and state NOLs of approximately $33.4 million and $62.0 million, respectively, will begin to expire at various dates beginning in 2028, if not limited by triggering events prior to such time. Under the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), changes in our ownership, in certain circumstances, will limit the amount of federal NOLs that can be utilized annually in the future to offset taxable income. In particular, Section 382 of the Code ("Section 382") imposes limitations on a company’s ability to use NOLs upon certain changes in such ownership. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. The acquisition transaction that we completed on June 6, 2017, resulted in a change in ownership of ADMA under Section 382 and, as a result, we were required to write off $57.6 million of federal NOLs. On October 25, 2021, we completed a public offering of our common stock whereby we issued 57,500,000 shares of our common stock resulting in another change of ownership for ADMA under section 382 of the Code, resulting in an additional write-off of $3.0 million of federal NOLs, $28.1 million of state NOLs and $1.0 million of research and development credits. Although we did not experience any ownership changes for the years ended December 31, 2024 and 2023, we may experience ownership changes in the future as a result of subsequent changes in our stock ownership that we cannot predict or control that could result in further limitations being placed on our ability to utilize our federal NOLs.

Fluctuations in our tax obligations and effective tax rate and realization of our net deferred tax assets may result in volatility of our operating results and materially impact our financial condition or financial results.

We are subject to taxes by the U.S. federal, state, and local tax authorities. We record income tax expense based on our estimates of future payments, which may include the recording of, or adjustments to, liabilities for uncertain tax positions, and the determination of a need for a valuation allowance related to our net deferred tax assets. In addition, at any one time multiple tax years may be subject to audit by various tax authorities. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues and impact our results of operations. For fiscal year 2025 and beyond there could be ongoing variability in our effective tax rate as events occur and exposures are evaluated. The volatility of our future effective tax rate could be materially impacted by a number of factors, including:

●
changes in our assessment of the lack of a need for a valuation allowance on our deferred tax assets; or

●
changes in U.S. federal, state and local tax rates, tax laws, regulations, or interpretations thereof.

In addition, our effective tax rate in a given financial statement period may be materially impacted by a variety of other factors including, but not limited to, changes in the mix and level of earnings, changes in the states and other jurisdictions in which we operate, and deductible expenses and limitations on the use of NOLs resulting from ownership changes. Further, tax legislation may be enacted or amended, as applicable, in the future which could materially impact our current or future tax structure and effective tax rates. We may be subject to audits of our income, sales, and other transaction taxes by U.S. federal, state, and local taxing authorities. Outcomes from these audits could have a material effect on our financial condition or financial results.

Risks Associated with our Common Stock

The market price of our common stock may be volatile and may fluctuate in a way that is disproportionate to our operating performance.

Our stock price may experience substantial volatility as a result of a number of factors, including:

●
sales or potential sales of substantial amounts of our common stock;

●
delay or failure in initiating or completing preclinical or clinical trials or unsatisfactory results of these trials;

●
delay in a decision by federal, state or local business regulatory authority;

●
the timing of acceptance, third-party reimbursement and sales of BIVIGAM and ASCENIV;

Index
●
announcements about us or about our competitors, including clinical trial results, regulatory approvals or new product introductions;

●
developments concerning our licensors or third-party vendors;

●
litigation and other developments relating to our patents or other proprietary rights or those of our competitors;

●
conditions in the pharmaceutical or biotechnology industries;

●
governmental regulation and legislation;

●
overall market volatility;

●
global and economic uncertainty;

●
variations in our anticipated or actual operating results; and

●
change in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations.

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

As of May 2, 2025, most of our 238,734,246 outstanding shares of common stock, were available for sale in the public market, subject to certain restrictions with respect to sales of our common stock by our affiliates, either pursuant to Rule 144 under the Securities Act, or under effective registration statements. Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, could cause the market price of our common stock to decline or adversely affect demand for our common stock.

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

As of March 31, 2025, BlackRock, Inc., The Vanguard Group, Inc., State Street Corporation, and our directors and executive officers and their affiliates owned approximately 32% of the outstanding shares of our common stock. Provisions of our Certificate of Incorporation, our Bylaws and Delaware law may have the effect of deterring unsolicited takeovers or delaying or preventing a change in control of our Company or changes in our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. These provisions include:

●
the inability of stockholders to call special meetings;

●
classification of our Board and limitation on filling of vacancies could make it more difficult for a third party to acquire, or discourage a third party from seeking to acquire, control of our Company; and

●
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

We have never paid cash dividends and do not intend to pay cash dividends in the foreseeable future. As a result, capital appreciation, if any, will be your sole source of gain.

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

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board. Currently, our Certificate of Incorporation authorizes the issuance of up to 300,000,000 shares of common stock. As of March 31, 2025, there were 36,622,488 shares remaining available for issuance, after giving effect to 11,639,969 shares of our common stock that were subject to outstanding stock options, RSUs and warrants as of March 31, 2025 that may be issued by us without stockholder approval, as well as an additional 13,205,291 shares reserved for the future issuance of awards under our equity compensation plans.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.
Defaults Upon Senior Securities.

None.

Index
Item 4.
Mine Safety Disclosures.

Not applicable.

Item 5.
Other Information.

Insider Trading Arrangements

Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended March 31, 2025, no such plans or other arrangements were adopted or terminated.

Item 6.

Exhibits

See the Exhibit Index immediately preceding the signature page of this Quarterly Report on Form 10-Q.

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
101
The following materials from ADMA Biologics, Inc.’s Form 10-Q for the quarter ended March 31, 2025, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2025 (Unaudited) and December 31, 2024, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, (iii) Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2025 and 2024, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024, and (v) Notes to (Unaudited) Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*             Filed herewith.

**           In accordance with SEC Release 33-8238, Exhibit 32.1 and Exhibit 32.2 are being furnished and not filed.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADMA Biologics, Inc.

Date: May 7, 2025	By:	/s/ Adam S. Grossman
		Name:	Adam S. Grossman
		Title:	President and Chief Executive Officer

Date: May 7, 2025	By:	/s/ Brad Tade
		Name:	Brad Tade
		Title:	Chief Financial Officer