Form 10-Q
period 2025-06-30
ADMA BIOLOGICS, INC.
filed 2025-08-06
CIK 1368514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025, there were 238,630,719 shares of the issuer’s common stock outstanding.

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

●
our estimates regarding revenues, earnings, expenses, capital requirements, capital expenditures, ASCENIV’s growth, ability to maintain profitability and positive cash flows and the potential need for and availability of additional financing;

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

●
our estimates of future effective tax rates and corresponding tax obligations and expenses, including our expectations for the One Big Beautiful Bill Act’s impact on our financial condition or financial results;

●
possible or likely reimbursement levels for our currently marketed products;

●
estimates regarding market size, projected growth and sales of our existing products as well as our expectations of market acceptance of ASCENIV and BIVIGAM;

●
intended uses and benefits of the recently acquired real estate in Boca Raton, FL;

●
the recent refinancing of our senior credit facility;

●
the potential for pandemics, or a resurgence of a pandemic, to adversely affect our business, financial condition, liquidity or results of operations; and

●
future domestic and global economic conditions including, but not limited to, supply chain constraints, inflationary pressures or performance or geopolitical conditions, including the continuing conflicts in Europe and in the Middle East and surrounding areas, and any anticipated effects of such factors on the pricing and availability of imported raw materials used in the production of our products.

Index
These statements may be found under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (this “Form 10-Q”). Our actual results could differ materially from those contained in the forward-looking statements due to the factors described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 10-K”) and in this Form 10-Q. Any forward-looking statement included or incorporated by reference in this Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions related to our operations, industry and future growth. These forward-looking statements speak only as of the dates such statements are made, and we undertake no obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations or any changes in events, conditions or circumstances on which any such statement is based, except as required by law.

Index

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$90,285	$103,147
Accounts receivable, net	109,726	49,999
Inventories, net	191,464	170,235
Prepaid expenses and other current assets	8,088	8,029
Total current assets	399,563	331,410
Property and equipment, net	57,501	54,707
Intangible assets, net	527	460
Goodwill	3,530	3,530
Deferred tax assets, net	79,235	84,280
Right-to-use assets	8,961	8,634
Deposits and other assets	9,063	5,657
TOTAL ASSETS	$558,380	$488,678

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$29,769	$20,219
Accrued expenses and other current liabilities	43,902	33,962
Current portion of deferred revenue	143	143
Current portion of lease obligations	1,127	1,218
Total current liabilities	74,941	55,542
Senior notes payable, net of discount	73,397	72,337
Deferred revenue, net of current portion	1,476	1,547
End of term fee	938	1,313
Lease obligations, net of current portion	9,301	8,561
Other non-current liabilities	2	360
TOTAL LIABILITIES	160,055	139,660

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock - voting, $0.0001 par value, 300,000,000 shares authorized, June 30, 2025: 239,383,545 issued and 238,567,308 outstanding; December 31, 2024: 236,620,545 issued and outstanding	24	24
Treasury stock, at cost, 816,237 and 0 shares as of June 30, 2025 and December 31, 2024, respectively	(15,148)	-
Additional paid-in capital	660,909	657,577
Accumulated deficit	(247,460)	(308,583)
TOTAL STOCKHOLDERS' EQUITY	398,325	349,018
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$558,380	$488,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2025	2024	2025	2024
	(In thousands, except share and per share data)

REVENUES	$121,984	$107,191	$236,786	$189,066
Cost of product revenue	54,757	49,738	108,463	92,505
Gross profit	67,227	57,453	128,323	96,561

OPERATING EXPENSES:
Research and development	1,031	560	1,858	1,010
Plasma center operating expenses	1,152	942	2,438	1,947
Amortization of intangible assets	32	142	57	335
Selling, general and administrative	22,214	16,608	46,292	32,247
Total operating expenses	24,429	18,252	50,645	35,539

INCOME FROM OPERATIONS	42,798	39,201	77,678	61,022

OTHER INCOME (EXPENSE):
Interest income	400	449	1,008	833
Interest expense	(1,834)	(3,783)	(3,809)	(7,552)
Loss on extinguishment of debt	(1,159)	-	(1,159)	-
Other expense	(108)	(16)	(172)	(51)
Other expense, net	(2,701)	(3,350)	(4,132)	(6,770)

INCOME BEFORE INCOME TAXES	40,097	35,851	73,546	54,252

Provision for income taxes	5,878	3,789	12,424	4,384

NET INCOME	$34,219	$32,062	$61,122	$49,868

BASIC EARNINGS PER COMMON SHARE	$0.14	$0.14	$0.26	$0.22
DILUTED EARNINGS PER COMMON SHARE	$0.14	$0.13	$0.25	$0.21

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	241,490,715	232,417,645	238,309,156	230,646,246
Diluted	248,608,460	242,167,072	245,750,155	239,645,940

The accompanying notes are an integral part of these condensed consolidated financial statements
.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands, except share data)

For the Three and Six Months Ended June 30, 2025
			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance at December 31, 2024	236,620,545	$24	$657,577	$(308,583)	$-	$349,018
Stock-based compensation	-	-	4,624	-	-	4,624
Cashless exercise of warrants	866,302	-	-	-	-	-
Vesting of Restricted Stock Units, net of shares withheld for taxes	1,016,005	-	(7,228)	-	-	(7,228)
Exercise of stock options	29,400	-	101	-	-	101
Net income	-	-	-	26,904	-	26,904
Balance at March 31, 2025	238,532,252	24	655,074	(281,679)	-	373,419
Stock-based compensation	-	-	4,963	-	-	4,963
Cashless exercise of warrants	-	-	-	-	-	-
Vesting of Restricted Stock Units, net of shares withheld for taxes	105,543	-	(1,192)	-	-	(1,192)
Exercise of stock options	745,750	-	2,064	-	-	2,064
Acquisition of treasury stock	-	-	-	-	(15,148)	(15,148)
Net income	-	-	-	34,219	-	34,219
Balance at June 30, 2025	239,383,545	$24	$660,909	$(247,460)	$(15,148)	$398,325

For the Three and Six Months Ended June 30, 2024
			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance at December 31, 2023	226,063,032	$23	$641,439	$(506,256)	$-	$135,206
Stock-based compensation	-	-	2,141	-	-	2,141
Cashless exercise of warrants	4,545,503	-	-	-	-	-
Vesting of Restricted Stock Units, net of shares withheld for taxes	774,889	-	(2,476)	-	-	(2,476)
Exercise of stock options	386,341	-	1,029	-	-	1,029
Net income	-	-	-	17,806	-	17,806
Balance at March 31, 2024	231,769,765	23	642,133	(488,450)	-	153,706
Stock-based compensation	-	-	2,863	-	-	2,863
Cashless exercise of warrants	937,507	-	-	-	-	-
Vesting of Restricted Stock Units, net of shares withheld for taxes	171,408	-	(693)	-	-	(693)
Exercise of stock options	148,056	-	331	-	-	331
Net income	-	-	-	32,062	-	32,062
Balance at June 30, 2024	233,026,736	$23	$644,634	$(456,388)	$-	$188,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2025	2024
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$61,122	$49,868
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,027	4,161
Loss on disposal of fixed assets	-	24
Deferred income tax provision	5,045	-
Stock-based compensation	9,587	5,004
Amortization of debt discount	350	480
Loss on extinguishment of debt	1,159	-
Amortization of license revenue	(71)	(71)
Changes in operating assets and liabilities:
Accounts receivable	(59,726)	(2,692)
Inventories	(21,229)	(6,904)
Prepaid expenses and other current assets	(2,095)	(190)
Deposits and other assets	(306)	(68)
Accounts payable	9,409	(1,410)
Accrued expenses	(5,206)	(5,193)
Other current and non-current liabilities	(602)	419
Net cash provided by operating activities	1,464	43,428

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,123)	(4,413)
Acquisition of intangible assets	(124)	(314)
Net cash used in investing activities	(7,247)	(4,727)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on term loan	(30,000)	-
Proceeds from issuance on revolver	30,000	-
Prepayment penalties on repayment of debt	(450)	-
Taxes paid on vested restricted stock units	(8,419)	(3,169)
Net proceeds from the exercise of stock options	2,165	1,360
Payment of end of term fee	(375)	-
Net cash used in financing activities	(7,079)	(1,809)

Net (decrease) increase in cash and cash equivalents	(12,862)	36,892
Cash and cash equivalents - beginning of period	103,147	51,352
Cash and cash equivalents - end of period	$90,285	$88,244

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2024 included in the 2024 10-K. All intercompany balances and transactions have been eliminated in consolidation. The preparation of our interim consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed. We have made reasonable estimates and judgments of such items within our financial statements and there may be changes to those estimates in future periods.

During the three and six months ended June 30, 2025 and 2024, comprehensive income was equal to the net income amounts presented for the respective periods in the accompanying condensed consolidated statements of operations. Results for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include rebates deducted from gross revenues and estimates related to the Company’s effective tax rate.

Accounts Receivable

Accounts receivable is reported at realizable value, net of allowances for customer credits and credit losses in the amount of $0.2 million at June 30, 2025 and December 31, 2024. The Company extends credit to its customers based upon an evaluation of each customer’s financial condition and credit history. Evaluations of the financial condition, payment history and associated credit risk of customers are performed on an ongoing basis. Based on these evaluations, the Company has concluded that its credit risk is minimal. At June 30, 2025 and December 31, 2024, three customers accounted for an aggregate of approximately 95% and 91%, respectively, of the Company’s total accounts receivable.

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired by the Company. Goodwill at June 30, 2025 and December 31, 2024 was $3.5 million. All of the Company’s goodwill is attributable to its ADMA BioManufacturing business segment.

The Company did not record any impairment charges related to goodwill for the three and six months ended June 30, 2025 and 2024.

Revenue Recognition

Revenues are comprised of (i) revenues from the sale of the Company’s immunoglobulin products, ASCENIV, BIVIGAM and Nabi-HB, (ii) product revenues from the sale of human plasma collected through the Company’s Plasma Collection Centers business segment, (iii) contract manufacturing and laboratory services revenue, (iv) revenues from the sale of intermediates; and (v) license and other revenues primarily attributable to the out-licensing of ASCENIV to Biotest AG (“Biotest”) in 2012 to market and sell this product in Europe and selected countries in North Africa and the Middle East. Biotest has provided the Company with certain services and financial payments in accordance with the related Biotest license agreement and is obligated to pay the Company certain amounts in the future if certain milestones are achieved. Deferred revenue is amortized into income over the term of the Biotest license, representing a period of approximately 21 years.

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

For the three and six months ended June 30, 2025, three customers represented an aggregate of approximately 88% and 81%, respectively, of the Company’s consolidated revenues. For the three and six months ended June 30, 2024, two customers represented an aggregate of approximately 71% of the Company’s consolidated revenues.

Cost of Product Revenue

Cost of product revenue includes costs associated with the manufacturing of the Company’s FDA-approved products, intermediates and the collection of human source plasma, depreciation of the production equipment, as well as expenses related to conformance batch production, process development and scientific and technical operations when these operations are attributable to marketed products. When the activities of these operations are attributable to new products or processes in development, the expenses are classified as research and development expenses.

Earnings/loss Per Common Share

For the three and six months ended June 30, 2025 and 2024, basic and diluted earnings per share are calculated as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2025	2024	2025	2024
Net income available to common stockholders ($000's) (numerator)	$34,219	$32,062	$61,122	$49,868
Weighted-average number of common shares (denominator)	241,490,715	232,417,645	238,309,156	230,646,246
Basic earnings per common share	$0.14	$0.14	$0.26	$0.22

Weighted-average number of common shares	241,490,715	232,417,645	238,309,156	230,646,246
Potential shares of common stock arising from outstanding stock options	3,760,947	3,716,289	4,036,608	3,158,952
Potential shares of common stock arising from outstanding warrants	-	2,803,564	28,671	3,975,656
Potential shares of common stock arising from outstanding RSUs	3,356,798	3,229,574	3,375,720	1,865,086
Total shares - diluted (denominator)	248,608,460	242,167,072	245,750,155	239,645,940
Diluted earnings per common share	$0.14	$0.13	$0.25	$0.21

For the three and six months ended June 30, 2025 and 2024, there were no shares with an anti-dilutive effect that needed to be excluded from the earnings per share computation.

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

3.
INVENTORIES

The following table provides the components of inventories:

	June 30, 2025	December 31, 2024
	(In thousands)
Raw materials	$100,373	$60,473
Work-in-process	43,173	61,641
Finished goods	47,918	48,121
Total inventories, net	$191,464	$170,235

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

4.
PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation are summarized as follows:

	June 30, 2025	December 31, 2024
	(In thousands)
Manufacturing and laboratory equipment	$27,348	$21,305
Office equipment and computer software	6,414	5,772
Furniture and fixtures	6,205	5,840
Construction in process	4,096	8,149
Leasehold improvements	21,138	21,066
Land	4,339	4,339
Buildings and building improvements	25,483	21,788
	95,023	88,259
Less: Accumulated depreciation	(37,522)	(33,552)
Total property and equipment, net	$57,501	$54,707

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company recorded depreciation expense on property and equipment for the three and six months ended June 30, 2025 of $2.0 million and $4.0 million, respectively, and $1.9 million and $3.8 million for the three and six months ended June 30, 2024, respectively.

5.
ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025	December 31, 2024
	(In thousands)
Accrued rebates	$4,173	$4,155
Accrued distribution fees	11,389	11,565
Accrued incentives	3,065	5,892
Accrued interest	1,269	2,857
Accrued testing	389	827
Accrued payroll and other compensation	3,426	3,332
Income taxes payable	2,700	3,481
Other	17,491	1,853
Total accrued expenses and other current liabilities	$43,902	$33,962

As of June 30, 2025, Other accrued expenses include liability of $15.1 million related to share repurchases (none as of December 31, 2024), further discussed in Note 7.

6.
DEBT

A summary of outstanding senior notes payable is as follows:

	June 30, 2025	December 31, 2024
	(In thousands)
Term loan	$2,500	$32,500
Revolving credit facility	72,500	42,500
Less:
Debt discount	(1,603)	(2,663)
Senior notes payable	$73,397	$72,337

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

Borrowings under the term loan bear interest at the adjusted Term SOFR for a three‑month tenor in effect on the day that is two business days prior to the first day of the applicable calendar quarter plus 6.50% (the “Initial SOFR Term Loan Applicable Margin”). Borrowings under the revolving facility bear interest at the adjusted Term SOFR for a three‑month tenor in effect on the day that is two business days prior to the first day of the applicable calendar quarter plus 3.75% (the “SOFR Revolving Facility Applicable Margin”). As of June 30, 2025 and December 31, 2024, the interest rate on the term loan was approximately 10.81% and 10.85%, respectively, and the interest rate on the revolving facility was approximately 8.05% and 8.34%, respectively.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On the Ares Maturity Date, the Company is required to pay Ares the entire outstanding principal amount underlying the Ares term loan and revolving loan (together, the “Ares Loans”) and any accrued and unpaid interest thereon. Prior to the Ares Maturity Date, there are no scheduled principal payments on the Ares Loans. After giving effect to the principal payments made during the year ended December 31, 2024 and six months ended June 30, 2025, the Company is required to make quarterly interest payments to Ares of approximately $1.6 million. The Company may prepay the outstanding principal under the revolving facility, together with any accrued but unpaid interest on the prepaid principal amount, at any time and from time to time upon three business days’ prior written notice with no prepayment premium. However, in the event the Company pays down an aggregate amount under the revolving facility that is greater than 50% of the $72.5 million commitment amount, or $36,250,000, the Company will still be required to pay an amount of interest on the revolving facility that would have been payable had $36,250,000 been outstanding, through the Ares Maturity Date. The Company may prepay the outstanding principal on the term loan, together with any accrued but unpaid interest on the prepaid principal amount, at any time and from time to time upon three business days’ prior written notice, subject to the payment to Ares of a prepayment premium equal to (i) 1.5% of the prepaid principal amount, if prepaid after the first anniversary of the Ares Closing Date and on or prior to the second anniversary of the Ares Closing Date or (ii) 1.0% of the prepaid principal amount, if prepaid on or prior to the third anniversary of the Ares Closing Date. In May 2025, the Company repaid $30.0 million against the term loan using a draw of $30.0 million against the revolving credit facility made in May 2025, as a result of which, the Company recorded debt extinguishment losses of $1.2 million during the three and six months ended June 30, 2025.

All of the Company’s obligations under the Ares Credit Agreement are secured by a first-priority lien and security interest in substantially all of the Company’s tangible and intangible assets, including intellectual property and all of the equity interests in the Company’s subsidiaries. The Ares Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar debt financings. The negative covenants include certain financial covenants, including maximum total leverage ratios and a $15.0 million minimum liquidity covenant, and also restrict or limit the Company’s ability and the ability of the Company’s subsidiaries to, among other things and subject to certain exceptions contained in the Ares Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to the Company’s or the Company’s subsidiaries’ business activities; make certain Investments or Restricted Payments (each as defined in the Ares Credit Agreement); engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that have the impact of restricting the Company’s ability to make loan repayments under the Ares Credit Agreement. As of June 30, 2025, the Company was in compliance with all of the covenants contained in the Ares Credit Agreement.

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

7.
STOCKHOLDERS’ EQUITY

Treasury Stock

In May 2025, the Company’s board of directors (the “Board”) authorized a share repurchase program of up to $500.0 million of the Company’s outstanding shares of common stock (the “Repurchase Program”). The Repurchase Program does not obligate the Company to acquire any particular amount of its common stock, and may be modified, suspended, or terminated at any time at the Company’s discretion. The Repurchase Program has no expiration date.

A summary of common stock repurchase activity under the Repurchase Program is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Shares repurchased	816	n/a	816	n/a
Total cost of shares repurchased	$15,148	n/a	$15,148	n/a

 The repurchased shares are included in treasury stock in our condensed consolidated balance sheet.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Preferred Stock

The Company is currently authorized to issue up to 10 million shares of preferred stock, $0.0001, par value per share. There were no shares of preferred stock outstanding at June 30, 2025 and December 31, 2024.

Common Stock

As of June 30, 2025 and December 31, 2024, the Company was authorized to issue 300,000,000 shares of its common stock, $0.0001 par value per share, and 238,567,308 and 236,620,545 shares of common stock were outstanding as of June 30, 2025 and December 31, 2024, respectively. After giving effect to shares reserved for the issuance of warrants and for awards issued under the Company’s equity incentive plans, 37.5 million shares of common stock were available for issuance as of June 30, 2025.

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

There were no outstanding warrants as of June 30, 2025 and outstanding warrants to purchase 966,554 shares of common stock as of December 31, 2024.

Equity Incentive Plans

The fair value of stock options granted under the Company’s equity incentive plans was determined on the date of grant using the Black-Scholes option valuation model. The Black-Scholes model was developed for use in estimating the fair value of publicly traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of certain subjective assumptions including the expected stock price volatility. The stock options granted to employees and directors have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. The following assumptions were used to determine the fair value of options granted during the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Expected term	5.5 - 6.3 years	5.5 - 6.3 years
Volatility	66%	66%
Dividend yield	0.0	0.0
Risk-free interest rate	4.40%	4.29-4.34%

A summary of the Company’s option activity under the Company’s equity incentive plans and related information is as follows:

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Shares	Weighted- Average Exercise Price
Options outstanding, vested and expected to vest at December 31, 2024	5,141,516	$3.90
Forfeited	(203,985)	$3.20
Expired	(2,164)	$2.34
Granted	683,720	$16.10
Exercised	(802,544)	$3.60
Options outstanding, vested and expected to vest at June 30, 2025	4,816,543	$5.80

Options exercisable	2,627,230	$3.50

As of June 30, 2025, the Company had $11.1 million of unrecognized compensation expense related to options granted under the Company’s equity incentive plans, which is expected to be recognized over a weighted-average period of 2.9 years.

The Company’s RSUs generally vest annually over a period of four years for employees and semi-annually over a period of one year for directors. A summary of the Company’s unvested RSU activity and related information is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Balance at December 31, 2024	5,745,990	$5.50
Granted	1,775,774	$16.30
Vested	(1,620,430)	$4.25
Forfeited	(403,492)	$7.53
Balance at June 30, 2025	5,497,842	$9.20

As of June 30, 2025, the Company had $44.4 million of unrecognized compensation expense related to unvested RSUs granted under the Company’s equity incentive plans, which is expected to be recognized over a weighted-average period of 3.2 years.

Total stock-based compensation expense for all awards granted under the Company’s equity incentive plans for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Research and development	$51	$24	$90	$41
Plasma center operating expenses	101	48	178	87
Selling, general and administrative	3,955	2,405	7,828	4,246
Cost of product revenue	856	386	1,491	630
Total stock-based compensation expense	$4,963	$2,863	$9,587	$5,004

8.
RELATED PARTY TRANSACTIONS

The Company leases an office building and equipment from Areth, LLC (“Areth”) pursuant to an agreement for services effective as of January 1, 2016, as amended from time to time, and pays monthly rent on this facility in the amount of $10,000. Either party may terminate the agreement by providing the other party with one year’s prior written notice. Rent expense for the three and six months ended June 30, 2025 and 2024 amounted to $30,000 and $60,000, respectively. Areth is a company controlled by Dr. Jerrold B. Grossman, the Vice Chairman of the Board, and Adam S. Grossman, the Company’s President and Chief Executive Officer. The Company also reimburses Areth for office, warehousing and building related (common area) expenses, equipment and certain other operational expenses, which were not material to the consolidated financial statements for the three and six months ended June 30, 2025 and 2024.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the six months ended June 30, 2025 and 2024, the Company purchased certain specialized equipment and repair services used for the collection and processing of source plasma from GenesisBPS in the amount of $0.1 million. Genesis is owned by Dr. Grossman and Adam Grossman.

9.
COMMITMENTS AND CONTINGENCIES

General Legal Matters

From time to time, the Company is or may become subject to certain legal proceedings and claims arising in connection with the normal course of its business. Management does not expect that the outcome of any such claims or actions will have a material effect on the Company’s liquidity, results of operations or financial condition.

Vendor Commitments

Pursuant to the terms of a plasma purchase agreement dated as of November 17, 2011 (the “2011 Plasma Purchase Agreement”), the Company agreed to purchase from its former contract manufacturer an annual minimum volume of source plasma containing antibodies to RSV to be used in the manufacture of ASCENIV. The Company must purchase a to-be-determined and agreed upon annual minimum volume from the counterparty, and under the original 2011 Plasma Purchase Agreement the Company was permitted to also collect high-titer RSV plasma from up to five wholly owned ADMA plasma collection facilities. During 2015, the Company amended the 2011 Plasma Purchase Agreement to (i) allow the Company to collect its raw material RSV high-titer plasma from any number of wholly owned ADMA plasma collection facilities and (ii) allow the Company to purchase its raw material RSV high-titer plasma from other third-party collection organizations, in each case, provided that the annual minimum volumes from the Company’s former contract manufacturer were met, thus allowing the Company to expand its reach for raw material supply as it executes its commercialization plans for ASCENIV. On December 10, 2018, the Company’s former contract manufacturer assigned its rights and obligations under the 2011 Plasma Purchase Agreement to Grifols Worldwide Operations Limited (“Grifols”) as its successor-in-interest, effective January 1, 2019. Effective October 1, 2024, the Company entered into an Amended and Restated Plasma Purchase Agreement with Grifols (the “A&R Grifols Agreement”) with a term expiring in September 2039, after which it may be renewed for two additional multi-year periods if agreed to by the parties. Pursuant to the A&R Grifols Agreement, Grifols supplies, on a non-exclusive basis, to ADMA BioManufacturing a minimum of 35,000 liters of RSV plasma annually to be used in the manufacture of ASCENIV, with an escalating price per liter depending on the volume supplied in a given 12-month period, with a minimum annual price increase every 12 months. Additionally, Grifols will be entitled to receive a fixed bonus payment if a specified liter amount of high-titer plasma is supplied to the Company in any 12-month period during the term of the A&R Grifols Agreement.

Effective August 6, 2024, the Company entered into a Plasma Purchase Agreement with KEDPlasma LLC (“KEDPlasma”) with a term expiring in July 2031, after which it may be renewed for an additional five-year period if agreed to by the parties (the “KEDPlasma Agreement”). Pursuant to the KEDPlasma Agreement, KEDPlasma supplies, on a non-exclusive basis, to ADMA BioManufacturing a minimum of 35,000 liters of RSV plasma annually commencing with the 12-month period ending July 31, 2026, with an escalating price per liter depending on the volume supplied in a given 12-month period. The price per liter of high-titer plasma supplied pursuant to the KEDPlasma Agreement is also scheduled to increase on an annual basis. Additionally, KEDPlasma will be entitled to receive a fixed bonus payment if a specified liter amount of RSV plasma is supplied to the Company in any 12-month period during the term of the KEDPlasma Agreement.

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

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Post-Marketing Commitments

In connection with the FDA’s approval of ASCENIV on April 1, 2019, the Company is required to perform a pediatric study to evaluate the safety and efficacy of ASCENIV in children and adolescents. For the three and six months ended June 30, 2025, the Company incurred expenses related to this study in the amount of $0.3 million and $0.9 million, respectively. For the three and six months ended June 30, 2024, the Company incurred expenses related to this study in the amount of $0.4 million and $0.7 million, respectively. The study has been completed, and the Company submitted the ASCENIV pediatric indication for approval to the FDA during the second quarter of 2025.

Other Commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of June 30, 2025. The Company does not anticipate recognizing any significant losses relating to these arrangements.

10.
SEGMENTS

The Company is engaged in the manufacture, marketing and development of specialty plasma-derived biologics. The Company’s ADMA BioManufacturing operating segment reflects the Company’s immunoglobulin manufacturing, commercial and development operations in Boca Raton, FL. The Plasma Collection Centers operating segment consists of ten plasma collection facilities located throughout the United States, all of which are operational, collecting plasma and currently hold FDA licenses. The Company defines its operating segments as those business units whose operating results are regularly reviewed by the chief operating decision maker (“CODM”) to analyze performance and allocate resources. While not considered an operating segment, the Corporate information included in the tables below consists of certain unallocated general and administrative overhead expenses and interest expense on the Company’s senior debt (see Note 6). The Company’s CODM is its President and Chief Executive Officer. For the Company’s two operating segments, the CODM uses income/loss before taxes as the measure of segment profit to determine the allocation of resources for each segment. Summarized financial information concerning reportable segments is shown in the following tables:

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended June 30, 2025
(in thousands)	ADMA BioManufacturing	Plasma Collection Centers	Total
Revenues	$121,948	$-	$121,948

Cost of product revenue	54,757	-	54,757

Research and development	1,031	-	1,031

Plasma center operating expenses	-	1,152	1,152

Selling, marketing and distribution	5,868	-	5,868

Amortization of intangible assets	32	-	32

General and administrative expense	14,941	-	14,941

Other expense, net	(108)	-	(108)

Income (loss) before taxes	45,211	(1,152)	44,059

Expenditures for additions to long-lived assets	2,034	(7)	2,027
Total assets	368,229	29,161	397,390

Reconciliation of revenues:
Segment revenue			$121,948
License revenue			36
Consolidated revenues			$121,984

Reconciliation of selling, general and administrative expense:
Segment selling, marketing and distribution expense			$5,868
Segment general and administrative expense			14,941
Corporate general and administrative expense (a)			1,405
Consolidated selling, general and administrative expense			$22,214

Reconciliation of income before taxes:
Segment income before taxes			$44,059
License revenue			36
Unallocated interest expense, primarily related to interest on senior debt (see Note 6)			(1,834)
Unallocated interest income			400
Loss on extinguishment of debt			(1,159)
Corporate general and administrative expense (a)			(1,405)
Consolidated income before taxes			$40,097

Reconciliation of total assets:
Total segment assets			$397,390
Corporate (b)			160,990
Consolidated total assets			$558,380

(a)	-
Primarily includes compensation expense, including stock-based compensation expense, for certain executive officers and consultants, insurance, legal and investor relations expenses and accounting and tax fees that are not allocated to the Company's operating segments.

(b)	-	Primarily consists of cash and deferred tax assets.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Six Months Ended June 30, 2025
(in thousands)	ADMA BioManufacturing	Plasma Collection Centers	Total
Revenues	$235,665	$1,050	$236,715

Cost of product revenue	107,814	649	108,463

Research and development	1,858	-	1,858

Plasma center operating expenses	-	2,438	2,438

Selling, marketing and distribution	11,911	-	11,911

Amortization of intangible assets	57	-	57

General and administrative expense	30,024	-	30,024

Other expense, net	(172)	-	(172)

Income (loss) before taxes	83,829	(2,037)	81,792

Expenditures for additions to long-lived assets	6,733	14	6,747
Total assets	368,229	29,161	397,390

Reconciliation of revenues:
Segment revenue			$236,715
License revenue			71
Consolidated revenues			$236,786

Reconciliation of selling, general and administrative expense:
Segment selling, marketing and distribution expense			$11,911
Segment general and administrative expense			30,024
Corporate general and administrative expense (a)			4,357
Consolidated selling, general and administrative expense			$46,292

Reconciliation of income (loss) before taxes:
Segment income before taxes			$81,792
License revenue			71
Unallocated interest expense, primarily related to interest on senior debt (see Note 6)			(3,809)
Unallocated interest income			1,008
Loss on extinguishment of debt			(1,159)
Corporate general and administrative expense (a)			(4,357)
Consolidated income before taxes			$73,546

Reconciliation of total assets:
Total segment assets			$397,390
Corporate (b)			160,990
Consolidated total assets			$558,380

(a)	-
Primarily includes compensation expense, including stock-based compensation expense, for certain executive officers and consultants, insurance, legal and investor relations expenses and accounting and tax fees that are not allocated to the Company's operating segments.

(b)	-	Primarily consists of cash and deferred tax assets.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended June 30, 2024
(in thousands)	ADMA BioManufacturing	Plasma Collection Centers	Total
Revenues	$106,183	$972	$107,155

Cost of product revenue	48,471	1,267	49,738

Research and development	560	-	560

Plasma center operating expenses	-	942	942

Selling, marketing and distribution	4,504	-	4,504

Amortization of intangible assets	142	-	142

General and administrative expense	5,791	-	5,791

Other expense, net	(13)	(3)	(16)

Income (loss) before taxes	46,702	(1,240)	45,462

Expenditures for additions to long-lived assets	1,210	58	1,268
Total assets	258,094	33,607	291,701

Reconciliation of revenues:
Segment revenue			$107,155
License revenue			36
Consolidated revenues			$107,191

Reconciliation of selling, general and administrative expense:
Segment selling, marketing and distribution expense			$4,504
Segment general and administrative expense			5,791
Corporate general and administrative expense (a)			6,313
Consolidated selling, general and administrative expense			$16,608

Reconciliation of income (loss) before taxes:
Segment income before taxes			$45,462
License revenue			36
Unallocated interest expense, primarily related to interest on senior debt (see Note 6)			(3,783)
Unallocated interest income			449
Corporate general and administrative expense (a)			(6,313)
Consolidated income before taxes			$35,851

Reconciliation of total assets:
Total segment assets			$291,701
Corporate (b)			84,698
Consolidated total assets			$376,399

(a)	-
Primarily includes compensation expense, including stock-based compensation expense, for certain executive officers and consultants, insurance, legal and investor relations expenses and accounting and tax fees that are not allocated to the Company's operating segments.

(b)	-	Primarily consists of cash and deferred tax assets.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Six Months Ended June 30, 2024
(in thousands)	ADMA BioManufacturing	Plasma Collection Centers	Total
Revenues	$186,297	$2,698	$188,995

Cost of product revenue	89,462	3,043	92,505

Research and development	1,010	-	1,010

Plasma center operating expenses	-	1,947	1,947

Selling, marketing and distribution	8,935	-	8,935

Amortization of intangible assets	335	-	335

General and administrative expense	11,140	-	11,140

Other expense, net	(47)	(4)	(51)

Income (loss) before taxes	75,368	(2,296)	73,072

Expenditures for additions to long-lived assets	4,338	75	4,413
Total assets	258,094	33,607	291,701

Reconciliation of revenues:
Segment revenue			$188,995
License revenue			71
Consolidated revenues			$189,066

Reconciliation of selling, general and administrative expense:
Segment selling, marketing and distribution expense			$8,935
Segment general and administrative expense			11,140
Corporate general and administrative expense (a)			12,172
Consolidated selling, general and administrative expense			$32,247

Reconciliation of income (loss) before taxes:
Segment income before taxes			$73,072
License revenue			71
Unallocated interest expense, primarily related to interest on senior debt (see Note 6)			(7,552)
Unallocated interest income			833
Corporate general and administrative expense (a)			(12,172)
Consolidated income before taxes			$54,252

Reconciliation of total assets:
Total segment assets			$291,701
Corporate (b)			84,698
Consolidated total assets			$376,399

(a)	-
Primarily includes compensation expense, including stock-based compensation expense, for certain executive officers and consultants, insurance, legal and investor relations expenses and accounting and tax fees that are not allocated to the Company's operating segments.

(b)	-	Primarily consists of cash and deferred tax assets.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net revenues according to geographic area, based on the location of where the product is shipped, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
United States	$121,984	$102,726	$232,714	$180,717
International	-	4,465	4,072	8,349
Total revenues	$121,984	$107,191	$236,786	$189,066

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

The Company determines if an arrangement is an operating lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. All other leases are recorded on the balance sheet with assets representing the right to use the underlying asset for the lease term and lease liabilities representing the obligation to make lease payments arising from the lease. Right-to-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of the lease payments is determined using the Company’s incremental borrowing rate. The Company’s lease expense is recognized on a straight-line basis over the lease term and is reflected in Plasma center operating expenses and selling, general and administrative expenses. Aggregate lease expense for the Company’s leases for the three months ended June 30, 2025 and 2024 was approximately $0.6 million, and aggregate lease expense for the six months ended June 30, 2025 and 2024 was $1.2 million. Cash paid for the Company’s leases for the three months ended June 30, 2025 and 2024 was also approximately $0.6 million, and cash paid for the six months ended June 30, 2025 and 2024 was approximately $1.2 million.

The Company has aggregate lease liabilities of $10.4 million and $9.8 million as of June 30, 2025 and December 31, 2024, respectively, which are comprised primarily of the leases for the Company’s plasma collection centers and a warehouse lease for raw material storage related to the Company’s immunoglobulin manufacturing operations. As of June 30, 2025, the Company’s operating leases have a weighted-average remaining term of 6.4 years. Scheduled payments under the Company’s lease obligations are as follows (in thousands):

Remainder of 2025	$1,228
Year ended December 31, 2026	2,403
2027	2,376
2028	2,433
2029	2,463
2030	2,201
Thereafter	2,296
Total payments	15,400
Less: imputed interest	(4,972)
Current portion	(1,127)
Balance at June 30, 2025	$9,301

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.      INCOME TAXES

The Company uses the estimated annual effective tax rate approach as prescribed by ASC 740-270, Interim Reporting, to calculate its interim provision for income taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2025	2024	2025	2024
Provision for income taxes	$5,878	$3,789	$12,424	$4,384
Effective tax rate	14.7%	10.6%	16.9%	8.1%

The effective tax rate for the three and six months ended June 30, 2025, differed from the federal statutory rate primarily due to the excess tax benefits on stock-based compensation. The effective tax rate for the three and six months ended June 30, 2024 differed from the federal statutory tax rate primarily due to the valuation allowance maintained on the Company's federal and state net deferred tax assets until December 31, 2024.

13.
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information for the six months ended June 30, 2025 and 2024 is as follows:

	2025	2024
(In thousands)
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$4,957	$3,843
Cash paid for income taxes	$6,890	$1,550
Noncash Financing and Investing Activities:
Equipment acquired reflected in accounts payable and accrued liabilities	$1,025	$207
Purchases of treasury shares reflected in accrued liabilities	$15,148	$-
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$1,236	$-

14.
SUBSEQUENT EVENTS

Infrastructure Expansion

In July 2025, the Company acquired real estate in Boca Raton, FL consisting of 5 acres of land and a building for a total purchase price of $12.6 million, which is inclusive of deposits aggregating $0.5 million made in May 2025. This real estate purchase is intended to allow the Company to expand its production operations and related activities as well as provide for certain redundancies for ambient and cold-chain storage of raw materials, work in process and finished goods inventory.

Debt Refinancing

On August 5, 2025 (the “JPM Closing Date”), the Company and all of the Company’s subsidiaries entered into a Credit Agreement (the “JPM Credit Agreement”) with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The JPM Credit Agreement provides for $300 million of senior secured credit facilities, consisting of (a) a term loan in the aggregate principal amount of $75 million (the “JPM Term Loan Facility”) and (b) a revolving credit facility in the aggregate principal amount of $225 million (the “JPM Revolving Facility”). The Company may also request, subject to customary conditions, additional incremental revolving commitments or term loans in an aggregate principal amount not to exceed $100 million (together with the JPM Term Loan Facility and the JPM Revolving Facility, the “JPM Credit Facilities”). The JPM Term Loan Facility has a maturity date of August 5, 2028 (the “JPM Term Maturity Date”) and the JPM Revolving Facility has a maturity date of August 5, 2028 or any earlier date on which the commitments under the JPM Revolving Facility are reduced to zero or otherwise terminated pursuant to the terms of the JPM Credit Agreement (the “JPM Revolving Maturity Date”).

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On the JPM Closing Date, the Company used the proceeds of the JPM Credit Facilities to terminate and pay in full all of the outstanding obligations under the Ares Credit Facility, including the outstanding principal of all loans, all accrued and unpaid interest thereon, and any unpaid fees, charges, premiums (including prepayment premiums) and costs, and expenses related thereto. The Company expects to recognize debt extinguishment losses of approximately $2.0 million as a result of this repayment. The Company may also use the proceeds of the JPM Credit Facilities to finance share repurchases and for working capital and general corporate purposes.

Interest on borrowings under the JPM Credit Facilities will accrue at an applicable rate equal to (i) an alternate base rate plus an applicable spread (each such borrowing, an “ABR Borrowing”) or (ii) Term SOFR plus an applicable spread (each such borrowing, a “Term Benchmark Borrowing”), in each case based on the lower of the applicable rates set forth in the JPM Credit Agreement, which are based on the Company’s total leverage ratio. These applicable spreads range from 150 basis points to 200 basis points over the alternate base rate and 250 basis points to 300 basis points over Term SOFR, in each case, as determined in accordance with the provisions of the JPM Credit Agreement. The Company has agreed to pay a commitment fee at specified rates set forth in the JPM Credit Agreement, which, based on the Company’s total leverage ratio, ranges from 30 basis points to 35 basis points on the daily amount of the undrawn portion of the aggregate commitments of the lenders under the JPM Revolving Facility. At the Company’s request, each borrowing initially shall be either an ABR Borrowing or a Term Benchmark Borrowing, and the Company may thereafter elect to convert any such borrowing to a different type. During the occurrence and continuance of an Event of Default (as defined in the JPM Credit Agreement), all borrowings shall accrue interest at a rate per annum equal to 2% plus the applicable rate.

On the JPM Revolving Maturity Date, the Company will repay the unpaid principal amount outstanding under the JPM Revolving Facility. Under the JPM Term Loan Facility, the Company will make principal payments in accordance with and on the dates specified in the amortization schedule set forth in the JPM Credit Agreement, with the remaining unpaid principal amount to be paid in full on the JPM Term Maturity Date. The Company may prepay at any time and from time to time any borrowing in whole or in part, without premium or penalty (other than, if applicable, any break funding expenses), subject to customary notice requirements.

All of the Company’s obligations under the JPM Credit Agreement are secured by a first-priority lien and security interest in substantially all of the tangible and intangible assets, including intellectual property and equity interests, of the Company and all of its subsidiaries.

The JPM Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The negative covenants include certain financial covenants, including a maximum total leverage ratio of 2.50 to 1.00 and a minimum fixed charge coverage ratio of 1.20 to 1.00. The negative covenants also restrict or limit the Company’s ability and the ability of the Company’s subsidiaries to, among other things and subject to certain exceptions contained in the JPM Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes; make certain investments; dispose of certain assets; engage in sale and leaseback transactions or swap agreements; make certain Restricted Payments (as defined in the JPM Credit Agreement); engage in certain affiliate transactions; enter into any other agreements that have the impact of restricting the Company’s ability to make loan repayments under the JPM Credit Agreement; or amend certain material documents.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations, which refers to our historical results, should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q (this “Form 10-Q”), including “Risk Factors” and our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 18, 2025 (the “2024 10-K”). The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout or referenced within this Form 10-Q. See “Special Note Regarding Forward-Looking Statements.” Our actual results may differ materially from our current expectations.

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

We manufacture these products at our FDA-licensed, plasma fractionation and purification facility located in Boca Raton, FL with a peak annual processing capability of up to 600,000 liters (the “Boca Facility”). Based on current production yields, our completed and ongoing supply chain enhancements and capacity expansion initiatives, we believe this facility has the potential to produce sufficient quantities of our immune globulin (“IG”) products.

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

Trends and Developments

For the year ended December 31, 2024, we achieved net income of $197.7 million, the first time in our history that we achieved net income on a GAAP basis, and we generated positive cash flow from operations of $118.7 million, the full details of which can be found in the 2024 10-K. Our improved operating results are primarily the result of the substantial revenue growth driven by the continued physician, patient and payer acceptance of ASCENIV.

In April 2025, the FDA approved our Prior Approval Supplement (the “PAS”) for our innovative yield enhancement production process (the “Yield Enhancement”) benefiting both ASCENIV and BIVIGAM. This PAS approval amends the Biologic License Application (BLA) approvals for ASCENIV and BIVIGAM and is intended to be the process the Company will manufacture these products on a go-forward basis. The production methods approved in this PAS are expected to result in additional bulk drug yield from the same starting raw material source plasma volumes and the Company believes it should experience meaningful revenue and earnings accretion beginning as early as the second half of 2025 and accelerating further into 2026 and beyond. This innovative process has demonstrated an ability to increase ASCENIV and BIVIGAM production yields by approximately 20% from the same starting source plasma volume.

In July 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted, which includes numerous changes to existing tax law including extending or making permanent certain business provisions initially established under the 2017 Tax Cuts and Jobs Act, which were set to expire. The OBBBA permanently eliminates the requirement to capitalize and amortize U.S.-based research and experimental expenditures, making these expenditures fully deductible in the period incurred. The OBBBA also permanently extends recognition of the accelerated bonus depreciation on qualifying assets in the period acquired. We expect these provisions to result in a reduction of current income tax liabilities and a corresponding reduction to income tax expense. While we are still evaluating these and other changes contained in the law, we do not expect these changes to have a material effect on our financial statements, including our effective tax rate.

As discussed above in Note 14 − Subsequent Events, to our condensed consolidated financial statements included in this Form 10-Q, in July 2025, we acquired real estate in Boca Raton, FL for a total purchase price of $12.6 million, which included deposits aggregating $0.5 million made in May 2025. This real estate purchase is intended to allow the Company to expand its production operations and related activities as well as provide for certain redundancies for ambient and cold-chain storage of raw materials, work in process and finished goods inventory.

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

In June 2025, we filed our supplemental Biologics License Application (“sBLA”) for the expansion of ASCENIV’s label to include the pediatric setting for patients who are two years and older and we anticipate potential FDA approval in the first half of 2026.

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

Some of the estimates and assumptions we are required to make under U.S. GAAP require difficult, subjective and/or complex judgments about matters that are inherently uncertain and, as a result, actual results could differ from those estimates. Due to the estimation processes involved, the following summary of accounting estimates and their application are considered to be critical to understanding our business operations, financial condition and results of operations. For a description of our significant accounting policies, see Note 2 to the Consolidated Financial Statements included in our 2024 10-K. Estimates and assumptions used in projecting future liquidity and capital requirements are described in Note 1 to the condensed consolidated financial statements appearing elsewhere in this Form 10-Q.

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

Index
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

The following table presents a summary of the changes in our results of operations for the three months ended June 30, 2025, compared to the three months ended June 30, 2024:

(in thousands)	Three Months Ended June 30,
	2025	2024	Increase (Decrease)
Revenues	$121,984	$107,191	$14,793
Cost of product revenue	54,757	49,738	5,019
Gross profit	67,227	57,453	9,774
Research and development expenses	1,031	560	471
Plasma center operating expenses	1,152	942	210
Amortization of intangibles	32	142	(110)
Selling, general and administrative expenses	22,214	16,608	5,606
Income from operations	42,798	39,201	3,597
Interest expense	(1,834)	(3,783)	1,949
Loss on extinguishment of debt	(1,159)	-	(1,159)
Other income, net	292	433	(141)
Income before taxes	40,097	35,851	4,246
Provision for income taxes	5,878	3,789	2,089

Net income	$34,219	$32,062	$2,157

Adjusted EBITDA *	$50,769	$44,545	$6,224

*- See Non-GAAP Financial Measures appearing at the end of this discussion

Revenues

We recorded total revenues of $122.0 million for the three months ended June 30, 2025, as compared to $107.2 million for the three months ended June 30, 2024, an increase of $14.8 million, or approximately 14%. The increase is primarily related to increased sales volume of ASCENIV, as we experienced increased physician, payer and patient acceptance and utilization of this product. During the three months ended June 30, 2025, and as previously disclosed in our Form 10-Q for the three months ended March 31, 2025 that was filed with the Securities and Exchange Commission (the “SEC”) on May 7, 2025 (the "2025 1Q 10-Q"), we voluntarily withdrew three lots of BIVIGAM (such a withdrawal, hereinafter referred to as the “Voluntary Withdrawal”) as a precautionary measure. This resulted in a reduction in revenue of $0.2 million for credits issued to customers that were impacted by this Voluntary Withdrawal during the current period. This action was proactively initiated, and we believe this matter to be resolved. Excluding the $12.6 million adjustment we recorded in the second quarter of 2024 to decrease our accrual for U.S. Medicaid rebates (which had the effect of increasing 2024 revenues by $12.6 million), our second quarter 2025 revenue increased $27.4 million, or 29%, as compared to the second quarter of 2024.

Cost of Product Revenue and Gross Profit

Cost of product revenue was $54.8 million for the three months ended June 30, 2025, as compared to $49.7 million for the three months ended June 30, 2024. This increase is primarily attributable to volume-driven increases in product revenue costs related to the increased sales of our IG products of $10.9 million, partially offset by $5.9 million of lower product revenue costs related to the reduction in plasma and intermediates sales.

For the three months ended June 30, 2025, we had gross profit of $67.2 million, as compared to $57.5 million for the same period of a year ago, which represents a gross margin in the second quarter of 2025 of 55.1%, as compared to 53.6%, or 47.4% excluding the $12.6 million adjustment recorded in the second quarter of 2024 to decrease our accrual for U.S. Medicaid rebates (which had the effect of increasing 2024 revenue by $12.6 million) in the second quarter of 2024. This improvement in gross margin is primarily driven by a significantly more favorable mix of higher margin IG sales in 2025 as compared to 2024.

Research and Development Expenses

Research and development (“R&D”) expenses totaled $1.0 million for the second quarter of 2025, as compared to $0.6 million for the second quarter of 2024. The increase is primarily due to expenses incurred during the second quarter related to our S. pneumoniae hyperimmune globulin program, SG-001.

Plasma Center Operating Expenses

Plasma Center Operating Expenses increased from $0.9 million for the three months ended June 30, 2024 to $1.2 million for the three months ended June 30, 2025. The increase is primarily due to higher employee-related costs.

Index
Amortization of Intangibles

Amortization expense mainly pertains to the amortization of internally developed software and was less than $0.1 million and $0.1 million for the three months ended June 30, 2025 and 2024 respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $5.6 million to $22.2 million for the three months ended June 30, 2025, as compared to $16.6 million, for the three months ended June 30, 2024. The increase is primarily driven by higher compensation-related costs due to increased headcount to support the growth of our business and manufacturing operations. In addition, higher stock-based compensation costs, insurance premium costs and higher professional fees contributed to this increase.

Interest Expense

Interest expense for the three months ended June 30, 2025 was $1.8 million, as compared to $3.8 million for the three months ended June 30, 2024, primarily driven by the decrease in debt balances due to principal repayments made in 2024 and 2025.

Loss on Extinguishment of Debt

As a result of the prepayment we made on our term loan in May 2025, we incurred a prepayment penalty in the amount of $0.5 million and recorded a partial write-down of unamortized debt discount of approximately $0.7 million, for a loss on this partial extinguishment of debt in the amount of $1.2 million.

Other Income, Net

Other income, net, for the three months ended June 30, 2025 was $0.3 million, as compared to $0.4 million for the three months ended June 30, 2024.

Provision for Income Taxes

The provision for income taxes of $5.9 million for the three months ended June 30, 2025 represented an effective tax rate of 14.7%, as compared to the provision of $3.8 million for the three months ended June 30, 2024, with an effective tax rate of 10.6%. As of June 30, 2024, the Company had a full valuation allowance for its net deferred tax assets, and the effective tax rate for the three months ended June 30, 2024 differed from the federal statutory tax rate of 21% primarily due to the recognition of deferred tax assets for the net operating losses. The Company released its valuation allowance in December 2024, and the effective tax rate for the three months ended June 30, 2025 differed from the federal statutory rate primarily due to the excess tax benefits on stock-based compensation.

Index
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

The following table presents a summary of the changes in our results of operations for the six months ended June 30, 2025, compared to the six months ended June 30, 2024:

(in thousands)	Six Months Ended June 30,
	2025	2024	Increase (Decrease)
Revenues	$236,786	$189,066	$47,720
Cost of product revenue	108,463	92,505	15,958
Gross profit	128,323	96,561	31,762
Research and development expenses	1,858	1,010	848
Plasma center operating expenses	2,438	1,947	491
Amortization of intangibles	57	335	(278)
Selling, general and administrative expenses	46,292	32,247	14,045
Income from operations	77,678	61,022	16,656
Interest expense	(3,809)	(7,552)	3,743
Loss on extinguishment of debt	(1,159)	-	(1,159)
Other income, net	836	782	54
Income before taxes	73,546	54,252	19,294
Provision for income taxes	12,424	4,384	8,040

Net income	$61,122	$49,868	$11,254

Adjusted EBITDA *	$98,706	$70,969	$27,737

* - See Non-GAAP Financial Measures appearing at the end of this discussion

Revenues

We recorded total revenues of $236.8 million for the six months ended June 30, 2025, as compared to $189.1 million for the six months ended June 30, 2024, an increase of $47.7 million, or approximately 25%. The increase is primarily related to increased sales volume of ASCENIV, as we experienced increased physician, payer and patient acceptance and utilization of this product. During the six months ended June 30, 2025, and as previously disclosed in the 2025 1Q 10-Q, we effected the Voluntary Withdrawal as a precautionary measure. This resulted in a reduction in revenue of $4.0 million for credits issued to customers that were impacted by this Voluntary Withdrawal during the current period. This action was proactively initiated, and we believe this matter to be resolved. Excluding the $12.6 million adjustment we recorded in the second quarter of 2024 to decrease our accrual for U.S. Medicaid rebates (which had the effect of increasing 2024 revenues by $12.6 million), our revenues for the six months ended June 30, 2025 increased $60.3 million, or 34%, as compared to the six months ended June 30, 2024.

Cost of Product Revenue and Gross Profit

Cost of product revenue was $108.5 million for the six months ended June 30, 2025, as compared to $92.5 million for the six months ended June 30, 2024. This increase is primarily attributable to volume-driven increases in product revenue costs related to the increased sales of our IG products of $23.9 million, partially offset by $8.0 million of lower product revenue costs related to the reduction in plasma and intermediates sales.

For the six months ended June 30, 2025, we had gross profit of $128.3 million, as compared to $96.6 million for the same period of a year ago, which represents a gross margin in 2025 of 54.2%, as compared to 51.1%, or 47.6% when excluding the $12.6 million adjustment recorded in the second quarter of 2024 to decrease our accrual for U.S. Medicaid rebates (which had the effect of increasing 2024 revenue by $12.6 million) in the same period of 2024. This improvement in gross margin is primarily driven by a significantly more favorable mix of higher margin IG sales in 2025 as compared to 2024, along with the operational efficiencies achieved resulting in a reduction in other manufacturing costs.

Research and Development Expenses

Research and development (“R&D”) expenses totaled $1.9 million for the six months ended June 30, 2025, as compared to $1.0 million for the six months ended June 30, 2024. The increase is primarily due to expenses incurred in 2025 related to the ASCENIV pediatric study and our S. pneumoniae hyperimmune globulin program, SG-001.

Plasma Center Operating Expenses

Plasma Center Operating Expenses increased from $1.9 million for the six months ended June 30, 2024 to $2.4 million for the six months ended June 30, 2025. The increase is primarily due to an increase in employee-related costs of $0.5 million.

Index
Amortization of Intangibles

Amortization expense mainly pertains to the amortization of internally developed software and was $0.1 million and $0.3 million for the six months ended June 30, 2025 and 2024, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $14.0 million to $46.3 million for the six months ended June 30, 2025, as compared to $32.2 million, for the six months ended June 30, 2024. The increase is primarily driven by higher compensation-related costs due to increased headcount to support the growth of our business and manufacturing operations. In addition, higher stock-based compensation costs, insurance premium costs and higher professional fees contributed to this increase.

Interest Expense

Interest expense for the six months ended June 30, 2025 was $3.8 million, as compared to $7.6 million for the six months ended June 30, 2024, primarily driven by the decrease in debt balances due to principal repayments made in 2024 and 2025.

Loss on Extinguishment of Debt

As a result of the prepayment we made on our term loan in May 2025, we incurred a prepayment penalty in the amount of $0.5 million and recorded a partial write-down of unamortized debt discount of approximately $0.7 million, for a loss on this partial extinguishment of debt in the amount of $1.2 million.

Other Income, Net

Other income, net, was $0.8 million during the six months ended June 30, 2025 and 2024.

Provision for Income Taxes

The provision for income taxes of $12.4 million for the six months ended June 30, 2025, represented an effective tax rate of 16.9%, as compared to $4.4 million for the six months ended June 30, 2024, with an effective tax rate of 8.1%. As of June 30, 2024, the Company had a full valuation allowance for its net deferred tax assets, and the effective tax rate for the six months ended June 30, 2024 differed from the federal statutory tax rate of 21% primarily due to the recognition of deferred tax assets for the net operating losses. The Company released its valuation allowance in December 2024, and the effective tax rate for the six months ended June 30, 2025 differed from the federal statutory rate primarily due to the excess tax benefits on stock-based compensation.

Non-GAAP Financial Measures

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), Adjusted EBITDA and Adjusted Net Income

EBITDA, Adjusted EBITDA and Adjusted net income are important non-GAAP financial measures used by our management and Board to assess our operating performance. We use EBITDA, Adjusted EBITDA and Adjusted net income as key performance measures because we believe that they facilitate operating performance comparisons from period to period that exclude, in the case of Adjusted net income, items that are expected to be non-recurring, and in the case of EBITDA and Adjusted EBITDA, potential differences driven by the impact of variations of non-cash items such as depreciation and amortization, as well as, in the case of Adjusted EBITDA, stock-based compensation or certain one-time and non-recurring items. In addition, we believe that EBITDA, Adjusted EBITDA and Adjusted net income and similar measures are widely used by investors, securities analysts, ratings agencies and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities. See below for a reconciliation of our EBITDA, Adjusted EBITDA and Adjusted net income to net income, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.

Index
Because EBITDA, Adjusted EBITDA and Adjusted net income are measures not deemed to be in accordance with U.S. GAAP and are susceptible to varying calculations, our EBITDA, Adjusted EBITDA and Adjusted net income may not be comparable to similarly titled measures of other companies, including companies in our industry, because other companies may calculate EBITDA, Adjusted EBITDA and Adjusted net income in a different manner than we calculate these measurements. Although the Company uses Adjusted EBITDA as one of several financial measures to assess its operating performance, its use is limited as it excludes certain significant operating expenses. EBITDA, Adjusted EBITDA and Adjusted net income are not intended to represent cash flows for the periods presented, nor have they been presented as an alternative to operating income, net income or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP. The following table presents the reconciliation of net income to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2025 and 2024:

	Three Months ended June 30,		Six Months ended June 30,
	2025	2024	2025	2024
	(In thousands, except share and per share data)
Net income	$34,219	$32,062	$61,122	$49,868
Depreciation	2,027	1,906	3,970	3,826
Amortization	32	142	57	335
Income taxes	5,878	3,789	12,424	4,384
Interest expense	1,834	3,783	3,809	7,552
EBITDA	43,990	41,682	81,382	65,965
Stock-based compensation	4,963	2,863	9,587	5,004
Customer credits related to the Voluntary Withdrawal	164	-	4,001	-
Yield enhancement	493	-	1,395	-
Loss on extinguishment of debt	1,159	-	1,159	-
Non-recurring professional fees (pre-tax) (a)	-	-	1,182	-
Adjusted EBITDA	$50,769	$44,545	$98,706	$70,969

(a) Non-recurring professional fees represent incremental costs associated with a vendor change that we do not expect to incur in future periods.

Adjusted EBITDA increased for the three and six months ended June 30, 2025, as compared to the same periods of a year ago, by $6.2 million and $27.7 million, respectively. The improvement is primarily due to the increased sales and gross profit in 2025.

The following table presents the reconciliation of Net income to Adjusted net income for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30, 2025	Six months ended June 30, 2025
(In thousands)
Net income	$34,219	$61,122
Stock-based compensation modifications (pre-tax)	-	474
Customer credits related to the Voluntary Withdrawal (pre-tax)	164	4,001
Loss on extinguishment of debt (pre-tax)	1,159	1,159
Yield Enhancement (pre-tax)	493	1,395
Non-recurring professional fees (pre-tax) (a)	-	1,182
Adjusted net income (b)	$36,035	$69,333

(a) Non-recurring professional fees represent incremental costs associated with a vendor change that we do not expect to incur in future periods.

(b) Excludes estimated tax effect of the add-backs of $0.3 and $1.4 million for the three and six months ended June 30, 2025, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2025, we had working capital of $324.6 million, primarily consisting of $191.5 million of inventory, cash and cash equivalents of $90.3 million and $109.7 million of accounts receivable, partially offset by current liabilities of $74.9 million, as compared to working capital at December 31, 2024 of $275.9 million, primarily consisting of $170.2 million of inventory, cash and cash equivalents of $103.1 million and accounts receivable of $50.0 million, partially offset by current liabilities of $55.5 million. Our material cash requirements are primarily comprised of:

Index
  The collection and procurement of raw material source plasma, which includes plasma donor fees and plasma center supplies, and other raw materials necessary to maintain and scale up our manufacturing operations;
  Employee compensation and benefits;
  Capital expenditures for equipment upgrades and capacity expansion at the Boca Facility and to maintain our plasma collection facilities;
  Interest on our debt;
  Marketing programs, medical education and continued commercialization efforts;
  The Boca Facility maintenance, improvements, repairs and supplies;
  Research and development activities; and
  Continuous improvements and updates to our IT infrastructure, laboratory equipment and assays, and facilities and engineering equipment.

As discussed above in Note 14 − Subsequent Events, to our condensed consolidated financial statements included in this Form 10-Q, in July 2025, we acquired real estate in Boca Raton, FL for a total purchase price of $12.6 million, which included deposits aggregating $0.5 million made in May 2025. This property was purchased to add redundancies, expand operations and prepare for future growth opportunities. In addition, our end-to-end production cycle time from procurement of raw materials to commercial release of finished product can take between seven and 12 months or potentially longer, requiring substantial inventories of raw material plasma and other manufacturing and laboratory testing materials and single use disposables.

We currently anticipate, based upon our projected revenue and expenditures, that our current cash, cash equivalents and accounts receivable, along with our projected future operating cash flow, will be sufficient to fund our operations, as currently conducted, through the first half of 2026 and beyond. Based on current operations and assuming continued market acceptance and utilization of our finished drug products, we do not anticipate the need to raise additional capital at this time. However, should the market for our products or political, economic or inflationary conditions change, we may need to seek additional capital which may not be available due to a variety of potential factors beyond our control (see “Risk Factors” appearing elsewhere in this report).

ADMA continues to evaluate a variety of strategic alternatives, and the exploration of value-creating opportunities remains a top corporate priority.

On December 18, 2023 (the “Ares Closing Date”), we and all of our subsidiaries entered into a senior secured credit facility (the “Ares Credit Agreement”) with Ares Capital Corporation and certain credit funds affiliated with Ares Capital Corporation (collectively, “Ares”). The Ares Credit Agreement provided for a total of $135.0 million in senior secured credit facilities (the “Ares Credit Facility”) consisting of (i) a term loan in the aggregate principal amount of $62.5 million and (ii) a revolving credit facility in the aggregate principal amount of $72.5 million (collectively, the “Ares Loans”), both of which were fully drawn on the Ares Closing Date. The Ares Credit Facility had a maturity date of December 20, 2027 (the “Ares Maturity Date”).

On August 14, 2024, we repaid $30.0 million against the revolving credit facility and the outstanding balance on the revolving credit facility as of March 31, 2025 was $42.5 million. On December 19, 2024, we repaid $30.0 million against the term loan facility and the outstanding balance on the term loan facility as of March 31, 2025 was $32.5 million. On May 5, 2025, we borrowed $30.0 million under our revolving credit facility, which we used to concurrently repay an additional $30.0 million against the term loan facility on May 6, 2025, as a result of which, the Company recorded debt extinguishment losses of $1.2 million during the three and six months ended June 30, 2025. Following such transactions, and as of June 30, 2025, we had $72.5 million outstanding under our revolving credit facility and $2.5 million outstanding under our term loan facility.

Borrowings under the term loan bore interest at the adjusted Term SOFR for a three‑month tenor in effect on the day that is two business days prior to the first day of the applicable calendar quarter plus 6.50% (the “Initial SOFR Term Loan Applicable Margin”). Borrowings under the revolving facility initially bore interest at the adjusted Term SOFR for a three‑month tenor in effect on the day that is two business days prior to the first day of the applicable calendar quarter plus 3.75% (the “SOFR Revolving Facility Applicable Margin”). As of June 30, 2025 and December 31, 2024, the interest rate on the term loan was approximately 10.81% and 10.85%, respectively, and the interest rate on the revolving facility was approximately 8.05% and 8.34%, respectively.

Index
On the Ares Maturity Date, we would have been required to pay Ares the entire outstanding principal amount underlying the Ares Loans and any accrued and unpaid interest thereon. Prior to the Ares Maturity Date, there were no scheduled principal payments on the Ares Credit Facility, and we were required to make quarterly interest payments during the term of Ares Credit Facility. We were permitted to prepay the outstanding principal under the revolving facility, together with any accrued but unpaid interest on the prepaid principal amount, at any time and from time to time upon three business days’ prior written notice with no prepayment premium. However, in the event that we prepaid an amount under the revolving facility that was greater than 50% of the current $72.5 million outstanding balance, or $36,250,000, we would have still been required to pay an amount of interest on the revolving facility that would have been payable had $36,250,000 been outstanding, through the term of Ares Credit Facility. We were permitted to prepay the outstanding principal on the term loan, together with any accrued but unpaid interest on the prepaid principal amount, at any time and from time to time upon three business days’ prior written notice, subject to the payment to Ares of a prepayment premium equal to (i) 1.5% of the prepaid principal amount, if prepaid after the first anniversary of the Ares Closing Date and on or prior to the second anniversary of the Ares Closing Date, or (ii) 1.0% of the prepaid principal amount, if prepaid on or prior to the third anniversary of the Ares Closing Date.

All of our obligations under the Ares Credit Agreement were secured by a first-priority lien and security interest in substantially all of our tangible and intangible assets, including intellectual property and all of the equity interests in our subsidiaries. The Ares Credit Agreement contained certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The negative covenants included certain financial covenants, including maximum total leverage ratios and a $15.0 million liquidity covenant, and also restricted or limited our ability and the ability of our subsidiaries to, among other things and subject to certain exceptions contained in the Ares Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to our or our subsidiaries’ business activities; make certain Investments or Restricted Payments (each as defined in the Ares Credit Agreement); engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that have the impact of restricting our ability to make loan repayments under the Ares Credit Agreement. As of June 30, 2025, we were in compliance with all of the covenants contained in the Ares Credit Agreement.

Events of default on the Ares Loans included, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material contracts and events constituting a change of control. If there was an event of default, we would have incurred an increase in the rate of interest on the Ares Loans of 2% per annum.

On August 5, 2025 (the “JPM Closing Date”), we and all of our subsidiaries entered into a Credit Agreement (the “JPM Credit Agreement”) with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (“JPMorgan”). The JPM Credit Agreement provides for $300 million of senior secured credit facilities, consisting of (a) a term loan in the aggregate principal amount of $75 million (the “JPM Term Loan Facility”) and (b) a revolving credit facility in the aggregate principal amount of $225 million (the “JPM Revolving Facility”). We may also request, subject to customary conditions, additional incremental revolving commitments or term loans in an aggregate principal amount not to exceed $100 million (together with the JPM Term Loan Facility and the JPM Revolving Facility, the “JPM Credit Facilities”). The JPM Term Loan Facility has a maturity date of August 5, 2028 (the “JPM Term Maturity Date”) and the JPM Revolving Facility has a maturity date of August 5, 2028 or any earlier date on which the commitments under the JPM Revolving Facility are reduced to zero or otherwise terminated pursuant to the terms of the JPM Credit Agreement (the “JPM Revolving Maturity Date”).

On the JPM Closing Date, we used the proceeds of the JPM Credit Facilities to terminate and pay in full all of the outstanding obligations under the Ares Credit Facility, including the outstanding principal of all loans, all accrued and unpaid interest thereon, and any unpaid fees, charges, premiums (including prepayment premiums) and costs, and expenses related thereto. We may also use the proceeds of the JPM Credit Facilities to finance share repurchases and for working capital and general corporate purposes.

Index
Interest on borrowings under the JPM Credit Facilities will accrue at an applicable rate equal to (i) an alternate base rate plus an applicable spread (each such borrowing, an “ABR Borrowing”) or (ii) Term SOFR plus an applicable spread (each such borrowing, a “Term Benchmark Borrowing”), in each case based on the lower of the applicable rates set forth in the JPM Credit Agreement, which are based on our total leverage ratio. These applicable spreads range from 150 basis points to 200 basis points over the alternate base rate and 250 basis points to 300 basis points over Term SOFR, in each case, as determined in accordance with the provisions of the JPM Credit Agreement. We have agreed to pay a commitment fee at specified rates set forth in the JPM Credit Agreement, which, based on our total leverage ratio, ranges from 30 basis points to 35 basis points on the daily amount of the undrawn portion of the aggregate commitments of the lenders under the JPM Revolving Facility. At our request, each borrowing initially shall be either an ABR Borrowing or a Term Benchmark Borrowing, and we may thereafter elect to convert any such borrowing to a different type. During the occurrence and continuance of an Event of Default (as defined in the JPM Credit Agreement), all borrowings shall accrue interest at a rate per annum equal to 2% plus the applicable rate.

On the JPM Revolving Maturity Date, we will repay the unpaid principal amount outstanding under the JPM Revolving Facility. Under the JPM Term Loan Facility, we will make principal payments in accordance with and on the dates specified in the amortization schedule set forth in the JPM Credit Agreement, with the remaining unpaid principal amount to be paid in full on the JPM Term Maturity Date. We may prepay at any time and from time to time any borrowing in whole or in part, without premium or penalty (other than, if applicable, any break funding expenses), subject to customary notice requirements.

All of our obligations under the JPM Credit Agreement are secured by a first-priority lien and security interest in substantially all of the tangible and intangible assets, including intellectual property and equity interests, of us and all of our subsidiaries.

The JPM Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The negative covenants include certain financial covenants, including a maximum total leverage ratio of 2.50 to 1.00 and a minimum fixed charge coverage ratio of 1.20 to 1.00. The negative covenants also restrict or limit our ability and the ability of our subsidiaries to, among other things and subject to certain exceptions contained in the JPM Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes; make certain investments; dispose of certain assets; engage in sale and leaseback transactions or swap agreements; make certain Restricted Payments (as defined in the JPM Credit Agreement); engage in certain affiliate transactions; enter into any other agreements that have the impact of restricting our ability to make loan repayments under the JPM Credit Agreement; or amend certain material documents.

Cash Flows

The following table sets forth a summary of our cash flow for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$1,464	$43,428
Net cash used in investing activities	(7,247)	(4,727)
Net cash used in financing activities	(7,079)	(1,809)
Net change in cash and cash equivalents	(12,862)	36,892

Cash and cash equivalents - beginning of period	103,147	51,352
Cash and cash equivalents - end of period	$90,285	$88,244

Net Cash Provided by Operating Activities

Cash provided by operating activities for the six months ended June 30, 2025 was $1.5 million, a decrease of $42.0 million from the same period of a year ago, primarily due to the unfavorable impact of the timing of sales and due to inventory investments made in 2025 to support the Company’s manufacturing and distribution objectives, partially offset by higher net income and favorable impact of timing of payments. The following table illustrates the primary components of our cash flows from operations:

Index

	Six Months Ended June 30,
(in thousands)	2025	2024
Net income	$61,122	$49,868
Non-cash expenses, gains and losses	20,097	9,598
Changes in accounts receivable	(59,726)	(2,692)
Changes in inventories	(21,229)	(6,904)
Changes in accounts payable and accrued expenses	4,203	(6,603)
Other	(3,003)	161
Cash provided by operations	$1,464	$43,428

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2025 and 2024 was $7.2 million and $4.7 million, respectively. The increase is primarily related to the roof replacement at the Boca Facility in the amount of $1.3 million, due to capital expenditures associated with the Yield Enhancement project. While as of June 30, 2025 we had no firm commitments for capital expenditures with the exception of the July 2025 purchase of the real estate in Boca Raton, FL, we expect our total capital expenditures will be between $18.0 million and $21.6 million for the remainder of fiscal 2025, mainly for additional upgrades to the Boca Facility manufacturing operations, related operational systems, and the purchase of the real estate in Boca Raton, FL, which was completed in July 2025. Of the total remaining 2025 capital expenditures, $13.0 million represents the acquisition cost and improvements of the new Boca Raton real estate.

Net Cash Used in Financing Activities

Net cash used in financing activities was $7.1 million and $1.8 million for the six months ended June 30, 2025 and 2024, respectively. The increase is primarily due to higher taxes paid in connection with shares that were withheld from RSUs that vested during the period, as a result of an increase in the value of our common stock as compared to 2024.

Effect of Inflation

Inflation impacted a number of facets of our business during the six months ended June 30, 2025 and 2024 at each of our business segments. We experienced price increases for, among other items, certain raw materials, consumable supplies, services for repairs and maintenance of our facilities, utilities, shipping and freight charges, fuel surcharges and labor costs, among other expenses. Based upon the macroeconomic environment, publicly available information and reports from the U.S. government, we expect this trend to continue in 2025 and potentially longer, which could have a significant impact on our future results of operations. In addition, some of our third-party inventory purchase agreements provide for scheduled price increases that are tied to various consumer price indexes, which have resulted in higher than historical percentage price increases and could result in higher source plasma and other raw material and supplies costs in 2025 and beyond. Also, in a higher inflationary environment, we may not be able to raise the prices of our products to maintain the rate of inflation, and this may affect our product margins. We are unable to predict when these external drivers of inflation will subside.
Off-Balance Sheet Arrangements

None.

Index
Item 3.
Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk as a result of changes in interest rates. Our senior credit facility with Ares required quarterly payments of interest based on the adjusted Term SOFR plus the applicable margin. Our new senior credit facility with JPMorgan requires quarterly payments of interest, in the case of an alternate base rate borrowing, and one-month or three-month payments of interest, in the case of a Term SOFR borrowing, in each case, plus the applicable rate. We currently do not utilize any derivative financial instruments, such as interest rate swaps or caps, to mitigate this risk. As of June 30, 2025, we had $75.0 million outstanding under our senior credit facility with Ares that was subject to a variable interest rate. As a result, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate would have an approximate $0.8 million annualized negative impact on our earnings and cash flows.

Item 4.
Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We designed our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission (SEC)’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of June 30, 2025. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of June 30, 2025, were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

We may become subject to certain legal proceedings and claims arising in connection with the normal course of our business. In the opinion of management, there are currently no material pending legal proceedings that would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A.
  Risk Factors

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-Q, the 2024 10-K and our other filings with the U.S. Securities and Exchange Commission, or the SEC, before making an investment decision regarding our common stock.

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

  Business interruptions could adversely affect our business.

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

  Our senior secured credit facility with JPMorgan Chase Bank, N.A. and certain other lenders party thereto (collectively “JPMorgan”) is subject to acceleration in specified circumstances, which may result in JPMorgan taking possession and disposing of any collateral.

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

Our operations, including our headquarters located in Ramsey, NJ, the Boca Facility, our new real estate in Boca Raton, FL and our plasma collection facilities, are vulnerable to interruption by fire, weather related events such as hurricanes, wind and rain, other acts of God or force majeure events, electric power loss, telecommunications failure, equipment failure and breakdown, cyberattacks on our operations and information technology systems as well as the systems of our customers, suppliers and related entities, human error, employee issues, global health occurrences such as a pandemic, global and economic uncertainty, war, terrorism, geopolitical conditions and emergencies, product liability claims and events beyond our control. While we maintain several insurance policies with reputable carriers that provide partial coverage for a variety of these risks, including replacing or rebuilding a part of our facilities, these policies are subject to the insurance carriers’ final determination of compensation to us and we may not have adequate coverage if we need to rebuild or replace our inventory, infrastructure, business income or our entire facility. In addition, our disaster recovery plans for our facilities may not be adequate and we do not have an alternative manufacturing facility or contractual arrangements with other manufacturers in the event of a casualty to or destruction of any of our facilities. If we are required to rebuild or relocate any of our facilities, a substantial investment in improvements and equipment would be necessary. We carry only a limited amount of business interruption insurance, which may not sufficiently compensate us for losses that may occur. As a result, any significant business interruption could adversely affect our business and results of operations.

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

Index
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

If we are not able to generate revenue from our products and product candidates, our sources of revenue may continue to be from a product mix consisting only of plasma collection and sales revenues, revenues generated from sales of our FDA-approved commercial products, sales of intermediates and revenues generated from new contract manufacturing arrangements with third parties. We cannot assure you that we will receive the approvals necessary to commercialize any product candidate we may acquire or develop in the future or that we will be able to maintain our current approvals. In order to obtain FDA approval of any product candidate requiring FDA approval, our clinical development must demonstrate that the product candidate is safe for humans and effective for its intended use, and we must successfully complete an FDA BLA review. Obtaining FDA approval of a product candidate generally requires significant research and testing, referred to as preclinical studies, as well as human tests, referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in products that the FDA considers safe for humans and effective for indicated uses. The FDA has substantial discretion in the product approval process and may require us to conduct additional preclinical and clinical testing or to perform post-marketing studies or may require additional CMC or other data and information, and the development and provision of this data and information may be time-consuming and expensive. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may:

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

We depend on independent investigators and collaborators, such as universities and medical institutions, contract laboratories, CROs, contract manufacturers, contract fill/finishers, third-party plasma centers and consultants to conduct our preclinical activities, clinical trials, CMC testing and other activities under agreements with us. These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs. These third parties may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our products and/or development programs, or if their performance is substandard or does not comply with the applicable regulatory standards, our trials may be repeated, extended, delayed, or terminated, the approval of our FDA application(s), if any, and our introduction of new products, if any, will be delayed, and we may not be able to maintain existing approvals or meet our regulatory requirements or we may not be able to produce forecasted amounts of product. We or they may also be subject to regulatory enforcement actions, may need to take corrective actions, including initiating recalls, and we may not be able to meet commercial demand. These collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators assist our competitors at our expense, our competitive position would be harmed. We also depend on third-party suppliers for materials used in our operations. Certain of our third-party suppliers may be single-sourced, or may not be able to supply sufficient materials for our operations at a reasonable price, and it may be time-consuming, expensive or otherwise not feasible to locate an alternative supplier. In the event a single-source supplier is unable to provide us with a sufficient amount of materials, such shortage could have a material adverse effect on our business, results of operations and financial condition. Additionally, any change in the regulatory compliance status of any of our vendors may impede our ability to receive and maintain approval for our product candidates.

Index
We may be unable to successfully expand our manufacturing processes to fulfill demand for our products or increase our production capabilities through the addition of new equipment, including if we do not obtain requisite approval from the FDA.

We currently anticipate potential future expansion of our manufacturing capacity and product output capability of the Boca Facility. Following the expansion of any of our manufacturing processes or the addition of new equipment, we will be required to validate the expanded facility, process changes if any and equipment, make the necessary submissions to FDA, obtain any FDA-required approvals and have it inspected by the FDA. Given the significant delays that may result during the validation and approval process, we may experience a supply shortage of our products or our production capabilities may be limited until completion of and validation of our facility expansion and new manufacturing equipment.

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

●
warning letters or untitled letters;

Index
●
withdrawal of the products from the market;

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

For the six months ended June 30, 2025 and 2024, two customers, BioCARE, Inc. (“BioCare”) and Priority Healthcare Distribution, Inc. d/b/a CuraScript SD Specialty Distribution (“Curascript”), represented an aggregate of approximately 72%, respectively, of our consolidated revenues.

As of June 30, 2025, and December 31, 2024, three customers, BioCare, Healix Infusion Therapy, LLC (“Healix”) and Cencora, Inc. (f/k/a AmerisourceBergen Corporation), represented an aggregate of approximately 90% and 91%, respectively, of our consolidated accounts receivable.

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

Index
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

Our success depends upon the quality of our products. Quality management plays an essential role in meeting customer requirements, preventing defects, improving our products and services and assuring the safety and efficacy of our products. Our future success depends on our ability to maintain and continuously improve our quality management program. A quality or safety issue may result in failure to obtain product approval, adverse inspection reports, warning letters, product recalls or seizures, withdrawals, monetary sanctions, injunctions to halt manufacture and distribution of products, civil or criminal sanctions, costly litigation, patient injury, refusal of a government to grant approvals and licenses, restrictions on operations or withdrawal of existing approvals and licenses. The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products. We may elect, in the interest of public safety, to voluntarily withdraw our products from the market for labeled adverse events or for other reasons. For example, during the three and six months ended June 30, 2025, as a precautionary measure, we voluntarily withdrew three lots of BIVIGAM and recorded a reduction to revenue of $0.2 million and $4.0 million, respectively, for credits issued to customers for related product returns. Recalls or withdrawals of any of our products could divert managerial and financial resources which could have an adverse effect on our financial condition and results of operations. An inability to address a quality or safety issue by us or by a third-party vendor in an effective and timely manner may also cause negative publicity or a loss of customer confidence in us or our current or future products, which may result in the loss of prior or future sales and difficulty in successfully commercializing our current products and launching new products.

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

Index
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

Index
While we are not a covered entity or business associate subject to HIPAA, personal information that we obtain pursuant to a clinical trial may be subject to U.S. Federal Trade Commission (the “FTC”) privacy regulation. Failing to take appropriate steps to keep consumers’ personal information secure may constitute an unfair act or practice violating Section 5(a) of the Federal Trade Commission Act, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Medical data is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to, but less prescriptive than, what is required by the HIPAA Security Rule. In addition, states impose a variety of laws protecting consumer information, with certain sensitive information such as HIV/Sexually Transmitted Disease status subject to heightened standards. In addition, federal and state privacy, data security, and breach notification laws, rules and regulations, and other laws apply to the collection, use and security of personal information, including social security numbers, driver’s license numbers, government identifiers, credit card and financial account numbers. For example, the CCPA was amended by the CPRA, effective January 1, 2023. The CCPA, among other things, imposes data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with data breach. We could be subject to enforcement action and litigation exposure if we fail to adhere to these data privacy and security laws. Virginia, Colorado, Connecticut and Utah have also enacted privacy laws that became effective in 2023 and are similar in many respects to the CCPA. Several other states have also enacted privacy laws similar to the CCPA that will become effective in the coming years, adding to potential privacy compliance obligations.

The JPMorgan Credit Facilities are subject to acceleration in specified circumstances, which may result in JPMorgan taking possession and disposing of any collateral.

On August 5, 2025 (the “JPM Closing Date”), we entered into a credit agreement with JPMorgan and certain other lenders party thereto (the “JPM Credit Agreement”) (see “Liquidity and Capital Resources”). The JPM Credit Agreement provides for a total of $300 million in senior secured credit facilities (the “JPM Credit Facilities”) consisting of (i) a term loan in the aggregate principal amount of $75 million, which was drawn in full on the JPM Closing Date, and (ii) a revolving credit facility in the aggregate principal amount of up to $225 million (collectively, the “JPM Loans”), none of which was drawn on the JPM Closing Date. The JPM Credit Facility has a maturity date of August 5, 2028.

The JPM Loans are secured by substantially all of our assets, including our intellectual property. Events of default include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material contracts and events constituting a change of control. If there is an event of default, we would incur an increase in the rate of interest on the JPM Loans of 2% per annum. The occurrence of an event of default could result in, among other things, the termination of commitments under the JPM Credit Facilities, the declaration that all outstanding loans are immediately due and payable in whole or in part, and JPMorgan taking immediate possession of, and selling, any collateral securing the JPM Loans.

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

Index
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

The JPM Credit Facilities provide for total senior secured loans in an aggregate principal amount of $300.0 million, of which $75.0 million is currently outstanding. The borrowing under the JPM Credit Facilities currently bears interest at a rate equal to approximately 6.9% per annum, which reflects the one-month term SOFR rate; provided, however, that upon, and during the continuance of, an event of default, the interest rate will automatically increase by an additional 200 basis points. We are currently required to make (i) payments of interest for our revolving facility, at quarterly, one-month or three-month intervals, depending upon the type of borrowing, during the remaining term of the JPM Credit Facilities, with all principal and unpaid interest due at maturity, and (ii) principal under our term loan facility, in accordance with and on the dates specified in the amortization schedule set forth in the JPM Credit Agreement, through the JPM Term Maturity Date. In addition, our monthly interest rate obligation under our revolving facility is subject to rising interest rates. The JPM Credit Facilities are subject to acceleration pursuant to the JPM Credit Agreement, including upon an event of default. All of our obligations under the JPM Credit Facilities are secured by a first-priority lien and security interest in substantially all of our and our subsidiaries’ tangible and intangible assets, including intellectual property, and all of the equity interests in our subsidiaries.

Our current and projected cash, cash equivalents and accounts receivable may not be sufficient to repay all of our current outstanding debt obligations as they mature. If we are unable to maintain sufficient positive cash flow to repay our outstanding debt obligations as they mature, we would need to obtain additional financing in the amounts necessary to repay our outstanding debt obligations when due. If we are unable to repay our outstanding debt obligations when they mature, our creditors would be able to accelerate all of the amounts due and, in the case of the JPM Credit Facilities, seek to enforce their security interests, which could lead to our creditors taking immediate possession of and selling substantially all of our assets with no return provided to our stockholders.

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

Because we became a large accelerated filer effective December 31, 2023, the Sarbanes-Oxley Act requires our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting. Our transition to large accelerated filer status and becoming subject to additional requirements of the Sarbanes-Oxley Act has been and will continue to be time-consuming, and there is a risk of noncompliance. In addition, as a large accelerated filer, we have incurred and anticipate incurring additional fees due to the increased complexity of our financial statements and the additional efforts required by our status, including, but not limited to, higher accounting and auditor costs. Further, the costs associated with the compliance with and implementation of procedures under these and future laws and related rules could have a material impact on our results of operations.

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

As of August 1, 2025, most of our 238,630,719 outstanding shares of common stock, were available for sale in the public market, subject to certain restrictions with respect to sales of our common stock by our affiliates, either pursuant to Rule 144 under the Securities Act, or under effective registration statements. Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, could cause the market price of our common stock to decline or adversely affect demand for our common stock.

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

As of June 30, 2025, BlackRock, Inc., The Vanguard Group, Inc., State Street Corporation, and our directors and executive officers and their affiliates collectively owned a significant amount of the outstanding shares of our common stock. Provisions of our Certificate of Incorporation, our Bylaws and Delaware law may have the effect of deterring unsolicited takeovers or delaying or preventing a change in control of our Company or changes in our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. These provisions include:

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

We have never paid cash dividends on any of our capital stock, and we currently intend to retain future earnings, if any, to fund the development and growth of our business. In addition, the terms of existing and future debt agreements may preclude us from paying dividends. For example, the JPM Credit Agreement prohibits us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board. Currently, our Certificate of Incorporation authorizes the issuance of up to 300,000,000 shares of common stock. As of June 30, 2025, there were 37,520,883 shares remaining available for issuance, after giving effect to 10,314,385 shares of our common stock that were subject to outstanding stock options and RSUs as of June 30, 2025 that may be issued by us without stockholder approval, as well as an additional 13,597,424 shares reserved for the future issuance of awards under our equity compensation plans.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities and Use of Proceeds

None.

(c) Repurchases of Securities

Index
The table below reflects shares of common stock we repurchased during the second quarter of 2025.

For the Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 30, 2025	-	$-	-	$-
May 31, 2025	-	$-	-	$-
June 30, 2025	816,237	$18.35	816,237	$485,002,210
Total	816,237	$18.35	816,237

(1) Shares were repurchased pursuant to our share repurchase program publicly announced on May 5, 2025.

(2) There is no expiration date for this share repurchase program. The authorization to repurchase shares will end when we have repurchased the maximum number of shares authorized, or if we have determined to terminate such program.

Item 3.
Defaults Upon Senior Securities.

None.

Item 4.
Mine Safety Disclosures.

Not applicable.

Item 5.
Other Information.

Insider Trading Arrangements

Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended June 30, 2025, no such plans or other arrangements were adopted or terminated.

Item 6.
Exhibits

See the Exhibit Index immediately preceding the signature page of this Form 10-Q.

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
101
The following materials from ADMA Biologics, Inc.’s Form 10-Q for the quarter ended June 30, 2025, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2025 (Unaudited) and December 31, 2024, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024, (iii) Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and six months ended June 30, 2025 and 2024, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024, and (v) Notes to (Unaudited) Condensed Consolidated Financial Statements.

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

ADMA Biologics, Inc.

Date:	August 6, 2025	By:	/s/ Adam S. Grossman
			Name:	Adam S. Grossman
			Title:	President and Chief Executive Officer

Date:	August 6, 2025	By:	/s/ Brad Tade
			Name:	Brad Tade
			Title:	Chief Financial Officer