Form 10-Q
period 2025-09-30
ADMA BIOLOGICS, INC.
filed 2025-11-05
CIK 1368514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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

As of November 3, 2025, there were 237,997,765 shares of the issuer’s common stock outstanding.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES

INDEX

PART I FINANCIAL INFORMATION

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

Index
Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Exchange Act”), and such forward-looking statements involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions that are not historical facts and typically are identified by use of terms such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project,” “continue,” or the negative thereof, or other variations or comparable terminology, although some forward-looking statements are expressed differently. The forward-looking statements included herein represent management’s current judgment and expectations, but our actual results, events and performance could differ materially from those in the forward-looking statements. These statements include, among others, statements about:

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

●
our manufacturing capabilities and third-party contractor capabilities;

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

●
the potential for pandemics, or a resurgence of a pandemic, to adversely affect our business, financial condition, liquidity or results of operations; and

●
future domestic and global economic conditions including, but not limited to, supply chain constraints, inflationary pressures or performance or geopolitical conditions, including the continuing conflicts in Europe, selected countries in North Africa and in the Middle East and surrounding areas, and any anticipated effects of such factors on the pricing and availability of imported raw materials used in the production of our products.

Index
These statements may be found under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (this “Form 10-Q”). Our actual results could differ materially from those contained in the forward-looking statements due to the factors described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 10-K”) and in this Form 10-Q. Any forward-looking statement included or incorporated by reference in this Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions related to our operations, industry and future growth. These forward-looking statements speak only as of the dates such statements are made, and we undertake no obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations or any changes in events, conditions or circumstances on which any such statement is based, except as required by law.

Index
PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$61,385	$103,147
Accounts receivable, net	137,673	49,999
Inventories, net	196,667	170,235
Prepaid expenses and other current assets	6,930	8,029
Total current assets	402,655	331,410
Property and equipment, net	69,509	54,707
Intangible assets, net	491	460
Goodwill	3,530	3,530
Deferred tax assets, net	74,433	84,280
Right-of-use assets	9,271	8,634
Deposits and other assets	8,798	5,657
TOTAL ASSETS	$568,687	$488,678

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$24,021	$20,219
Accrued expenses and other current liabilities	28,827	34,105
Current portion of long-term debt	2,344	-
Current portion of lease obligations	1,298	1,218
Total current liabilities	56,490	55,542
Long-term debt	70,084	72,337
Deferred revenue, net of current portion	1,440	1,547
End of term fee	-	1,313
Lease obligations, net of current portion	9,397	8,561
Other non-current liabilities	90	360
TOTAL LIABILITIES	137,501	139,660

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock - voting, $0.0001 par value, 300,000,000 shares authorized, September 30, 2025: 239,661,041 issued and 238,332,393 outstanding; December 31, 2024: 236,620,545 issued and outstanding	24	24
Treasury stock, at cost, 1,328,648 and 0 shares as of September 30, 2025 and December 31, 2024, respectively	(23,188)	-
Additional paid-in capital	665,382	657,577
Accumulated deficit	(211,032)	(308,583)
TOTAL STOCKHOLDERS' EQUITY	431,186	349,018
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$568,687	$488,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2025	2024	2025	2024
	(In thousands, except share and per share data)

REVENUES	$134,224	$119,839	$371,010	$308,905
Cost of product revenue	58,598	60,180	167,061	152,685
Gross profit	75,626	59,659	203,949	156,220

OPERATING EXPENSES:
Research and development	1,528	412	3,386	1,422
Plasma center operating expenses	1,272	1,021	3,710	2,968
Amortization of intangible assets	38	28	93	363
Selling, general and administrative	21,776	18,560	68,068	50,807
Total operating expenses	24,614	20,021	75,257	55,560

INCOME FROM OPERATIONS	51,012	39,638	128,692	100,660

OTHER INCOME (EXPENSE):
Interest income	376	666	1,384	1,499
Interest expense	(1,675)	(3,499)	(5,484)	(11,051)
Loss on extinguishment of debt	(2,177)	-	(3,336)	-
Other expense	(21)	(56)	(195)	(107)
Other expense, net	(3,497)	(2,889)	(7,631)	(9,659)

INCOME BEFORE INCOME TAXES	47,515	36,749	121,061	91,001

Provision for income taxes	11,087	840	23,510	5,224

NET INCOME	$36,428	$35,909	$97,551	$85,777

BASIC EARNINGS PER COMMON SHARE	$0.15	$0.15	$0.41	$0.37
DILUTED EARNINGS PER COMMON SHARE	$0.15	$0.15	$0.40	$0.35

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	238,602,978	234,571,376	238,408,042	231,959,579
Diluted	244,664,263	244,804,065	245,491,334	241,772,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands, except share data)

For the Three and Nine Months Ended September 30, 2025
			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance at December 31, 2024	236,620,545	$24	$657,577	$(308,583)	$-	$349,018
Stock-based compensation	-	-	4,624	-	-	4,624
Cashless exercise of warrants	866,302	-	-	-	-	-
Vesting of Restricted Stock Units, net of shares withheld for taxes	1,016,005	-	(7,228)	-	-	(7,228)
Exercise of stock options	29,400	-	101	-	-	101
Net income	-	-	-	26,904	-	26,904
Balance at March 31, 2025	238,532,252	24	655,074	(281,679)	-	373,419
Stock-based compensation	-	-	4,963	-	-	4,963
Cashless exercise of warrants	-	-	-	-	-	-
Vesting of Restricted Stock Units, net of shares withheld for taxes	105,543	-	(1,192)	-	-	(1,192)
Exercise of stock options	745,750	-	2,064	-	-	2,064
Acquisition of treasury stock	-	-	-	-	(15,148)	(15,148)
Net income	-	-	-	34,219	-	34,219
Balance at June 30, 2025	239,383,545	24	660,909	(247,460)	(15,148)	398,325
Stock-based compensation	-	-	5,047	-	-	5,047
Cashless exercise of warrants	-	-	-	-	-	-
Vesting of Restricted Stock Units, net of shares withheld for taxes	161,304	-	(963)	-	-	(963)
Exercise of stock options	116,192		389	-	-	389
Acquisition of treasury stock	-	-	-	-	(8,040)	(8,040)
Net income	-	-	-	36,428	-	36,428
Balance at September 30, 2025	239,661,041	24	$665,382	$(211,032)	$(23,188)	$431,186

For the Three and Nine Months Ended September 30, 2024
			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance at December 31, 2023	226,063,032	$23	$641,439	$(506,256)	$-	$135,206
Stock-based compensation	-	-	2,141	-	-	2,141
Cashless exercise of warrants	4,545,503	-	-	-	-	-
Vesting of Restricted Stock Units, net of shares withheld for taxes	774,889	-	(2,476)	-	-	(2,476)
Exercise of stock options	386,341	-	1,029	-	-	1,029
Net income	-	-	-	17,806	-	17,806
Balance at March 31, 2024	231,769,765	23	642,133	(488,450)	-	153,706
Stock-based compensation	-	-	2,863	-	-	2,863
Cashless exercise of warrants	937,507	-	-	-	-	-
Vesting of Restricted Stock Units, net of shares withheld for taxes	171,408	-	(693)	-	-	(693)
Exercise of stock options	148,056	-	331	-	-	331
Net income	-	-	-	32,062	-	32,062
Balance at June 30, 2024	233,026,736	23	644,634	(456,388)	-	188,269
Stock-based compensation	-	-	3,179	-	-	3,179
Cashless exercise of warrants	1,741,882	1	(1)	-	-	-
Vesting of Restricted Stock Units, net of shares withheld for taxes	250,107	-	(1,158)	-	-	(1,158)
Exercise of stock options	1,359,882	-	5,691	-	-	5,691
Acquisition of treasury stock					-	-
Net income	-	-	-	35,909	-	35,909
Balance at September 30, 2024	236,378,607	$24	$652,345	$(420,479)	$-	$231,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$97,551	$85,777
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,050	6,101
Loss on disposal of fixed assets	-	32
Deferred income tax provision	9,848	-
Stock-based compensation	14,634	8,183
Amortization of debt discount	520	732
Loss on extinguishment of debt	3,336	-
Amortization of license revenue	(107)	(107)
Changes in operating assets and liabilities:
Accounts receivable	(87,674)	(22,719)
Inventories	(26,432)	1,105
Prepaid expenses and other current assets	(978)	(4,211)
Deposits and other assets	(261)	(411)
Accounts payable	4,533	208
Accrued expenses	(5,427)	(5,384)
Other current and non-current liabilities	(836)	(850)
Net cash provided by operating activities	14,757	68,456

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(21,491)	(5,469)
Acquisition of intangible assets	(124)	(356)
Net cash used in investing activities	(21,615)	(5,825)

CASH FLOWS FROM FINANCING ACTIVITIES:
Ares term loan payments	(32,500)	(30,000)
Ares revolving facility payments	(72,500)	-
Ares revolving facility proceeds	30,000	-
JPM term loan payments	(469)	-
JPM term loan proceeds	75,000	-
Prepayment penalties on repayment of debt	(1,031)	-
Taxes paid on vested restricted stock units	(9,383)	(4,327)
Debt issuance costs	(2,224)	-
Net proceeds from the exercise of stock options	2,554	7,051
Payment of end of term fee	(1,313)	-
Acquisition of treasury stock	(23,038)	-
Net cash used in financing activities	(34,904)	(27,276)

Net (decrease) increase in cash and cash equivalents	(41,762)	35,355
Cash and cash equivalents - beginning of period	103,147	51,352
Cash and cash equivalents - end of period	$61,385	$86,707

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2024 included in the 2024 10-K. All intercompany balances and transactions have been eliminated in consolidation. The preparation of our interim consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed. We have made reasonable estimates and judgments of such items within our financial statements and there may be changes to those estimates in future periods. Certain amounts in the prior year’s unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation.

During the three and nine months ended September 30, 2025 and 2024, comprehensive income was equal to the net income amounts presented for the respective periods in the accompanying condensed consolidated statements of operations. Results for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Accounts Receivable

Accounts receivable is reported at realizable value, net of allowances for customer credits and credit losses in the amount of $0.3 million at September 30, 2025 and $0.2 million at December 31, 2024. The Company extends credit to its customers based upon an evaluation of each customer’s financial condition and credit history. Evaluations of the financial condition, payment history and associated credit risk of customers are performed on an ongoing basis. Based on these evaluations, the Company has concluded that its credit risk is minimal. At September 30, 2025 and December 31, 2024, three customers accounted for an aggregate of approximately 91% of the Company’s total accounts receivable.

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired by the Company. Goodwill at September 30, 2025 and December 31, 2024 was $3.5 million. All of the Company’s goodwill is attributable to its ADMA BioManufacturing business segment.

The Company did not record any impairment charges related to goodwill for the three and nine months ended September 30, 2025 and 2024.

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

For the three and nine months ended September 30, 2025, three customers represented an aggregate of approximately 78% and 79%, respectively, of the Company’s consolidated revenues. For the three and nine months ended September 30, 2024, two customers represented an aggregate of approximately 71% of the Company’s consolidated revenues.

Cost of Product Revenue

Cost of product revenue includes costs associated with the manufacturing of the Company’s FDA-approved products, intermediates and the collection of human source plasma, depreciation of the production equipment, as well as expenses related to tech lots batch production, validation, process development and scientific and technical operations when these operations are attributable to marketed products. When the activities of these operations are attributable to new products or processes in development, the expenses are classified as research and development expenses.

Earnings/loss Per Common Share

For the three and nine months ended September 30, 2025 and 2024, basic and diluted earnings per share are calculated as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2025	2024	2025	2024
Net income available to common stockholders ($000's) (numerator)	$36,428	$35,909	$97,551	$85,777
Weighted-average number of common shares (denominator)	238,602,978	234,571,376	238,408,042	231,959,579
Basic earnings per common share	$0.15	$0.15	$0.41	$0.37

Weighted-average number of common shares	238,602,978	234,571,376	238,408,042	231,959,579
Potential shares of common stock arising from outstanding stock options	3,165,210	4,514,438	3,810,380	3,925,545
Potential shares of common stock arising from outstanding warrants	-	1,829,089	18,936	3,584,226
Potential shares of common stock arising from outstanding RSUs	2,896,075	3,889,162	3,253,976	2,275,812
Total shares - diluted (denominator)	244,664,263	244,804,065	245,491,334	241,772,162
Diluted earnings per common share	$0.15	$0.15	$0.40	$0.35

For the three and nine months ended September 30, 2025 and 2024, there were no shares with an anti-dilutive effect that needed to be excluded from the earnings per share computation.

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

3.
INVENTORIES

The following table provides the components of inventories:

	September 30, 2025	December 31, 2024
	(In thousands)
Raw materials	$87,836	$60,473
Work-in-process	44,484	61,641
Finished goods	64,347	48,121
Total inventories, net	$196,667	$170,235

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

4.
PROPERTY AND EQUIPMENT

The Company recorded depreciation expense on property and equipment for the three and nine months ended September 30, 2025 of $2.0 million and $6.0 million, respectively, and $1.9 million and $5.7 million for the three and nine months ended September 30, 2024, respectively.

In July 2025, the Company completed the acquisition of real estate in Boca Raton, FL, consisting of 5 acres of land and a building, for a total purchase price of $12.6 million, which is inclusive of deposits aggregating $0.5 million made in May 2025. This real estate purchase is intended to allow the Company to expand its production operations and related activities as well as provide for certain redundancies for ambient and cold-chain storage of raw materials, work in process and finished goods inventory.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.
ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025	December 31, 2024
	(In thousands)
Accrued rebates	$5,116	$4,155
Accrued distribution fees	10,678	11,565
Accrued incentives	4,514	5,892
Accrued interest	105	2,857
Accrued testing	301	827
Accrued payroll and other compensation	2,763	3,332
Income taxes payable	2,788	3,481
Other	2,562	1,996
Total accrued expenses and other current liabilities	$28,827	$34,105

6.
DEBT

A summary of outstanding senior notes payable is as follows:

	September 30, 2025	December 31, 2024
	(In thousands)
Ares term loan	$-	$32,500
Ares revolving credit facility	-	42,500
JPM term loan	74,531	-
Less: Debt discount and issuance costs	(2,103)	(2,663)
Total debt	72,428	72,337
Less: current portion of long-term debt	(2,344)	-
Long-term debt	$70,084	$72,337

Ares Credit Agreement

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

Borrowings under the term loan bore interest at the adjusted Term SOFR for a three‑month tenor in effect on the day that is two business days prior to the first day of the applicable calendar quarter plus 6.50% (the “Initial SOFR Term Loan Applicable Margin”). Borrowings under the revolving facility bore interest at the adjusted Term SOFR for a three‑month tenor in effect on the day that is two business days prior to the first day of the applicable calendar quarter plus 3.75% (the “SOFR Revolving Facility Applicable Margin”). As of December 31, 2024, the interest rate on the term loan was approximately 10.85%, and the interest rate on the revolving facility was approximately 8.34%.

On the Ares Maturity Date, the Company was required to pay Ares the entire outstanding principal amount underlying the Ares term loan and revolving loan (together, the “Ares Loans”) and any accrued and unpaid interest thereon. Prior to the Ares Maturity Date, there were no scheduled principal payments on the Ares Loans. The Ares Credit Agreement permitted prepayment of the outstanding principal under the revolving facility, together with any accrued but unpaid interest on the prepaid principal amount, at any time and from time to time upon three business days’ prior written notice with no prepayment premium. However, in the event the Company paid down an aggregate amount under the revolving facility that is greater than 50% of the $72.5 million commitment amount, or $36,250,000, the Company was still required to pay an amount of interest on the revolving facility that would have been payable had $36,250,000 been outstanding, through the Ares Maturity Date. The Ares Credit Agreement permitted prepayment of the outstanding principal on the term loan, together with any accrued but unpaid interest on the prepaid principal amount, at any time and from time to time upon three business days’ prior written notice, subject to the payment to Ares of a prepayment premium equal to (i) 1.5% of the prepaid principal amount, if prepaid after the first anniversary of the Ares Closing Date and on or prior to the second anniversary of the Ares Closing Date or (ii) 1.0% of the prepaid principal amount, if prepaid on or prior to the third anniversary of the Ares Closing Date.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In May 2025, the Company repaid $30.0 million against the term loan using a draw of $30.0 million against the revolving credit facility made in May 2025, as a result of which, the Company recorded debt extinguishment losses of $1.2 million during the nine months ended September 30, 2025. In August 2025, the Company repaid all obligations outstanding under the Ares Credit Agreement using the proceeds from the JPM Credit Agreement, defined below, and recorded related debt extinguishment losses of $2.2 million during the three and nine months ended September 30, 2025.

JPM Credit Agreement

On August 5, 2025 (the “JPM Closing Date”), the Company and all of the Company’s subsidiaries entered into a Credit Agreement (the “JPM Credit Agreement”) with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The JPM Credit Agreement provides for $300 million of senior secured credit facilities, consisting of (a) a term loan in the aggregate principal amount of $75 million (the “JPM Term Loan Facility”), which was drawn in full on the JPM Closing Date, and (b) a revolving credit facility in the aggregate principal amount of $225 million (the “JPM Revolving Facility”). The Company may also request, subject to customary conditions, additional incremental revolving commitments or term loans in an aggregate principal amount not to exceed $100 million (together with the JPM Term Loan Facility and the JPM Revolving Facility, the “JPM Credit Facilities”). The JPM Term Loan Facility has a maturity date of August 5, 2028 (the “JPM Term Maturity Date”) and the JPM Revolving Facility has a maturity date of August 5, 2028 or any earlier date on which the commitments under the JPM Revolving Facility are reduced to zero or otherwise terminated pursuant to the terms of the JPM Credit Agreement (the “JPM Revolving Maturity Date”).

Interest on borrowings under the JPM Credit Facilities will accrue at an applicable rate equal to (i) an alternate base rate plus an applicable spread (each such borrowing, an “ABR Borrowing”) or (ii) Term SOFR plus an applicable spread (each such borrowing, a “Term Benchmark Borrowing”), in each case based on the lower of the applicable rates set forth in the JPM Credit Agreement, which are based on the Company’s total leverage ratio. These applicable spreads range from 150 basis points to 200 basis points over the alternate base rate and 250 basis points to 300 basis points over Term SOFR, in each case, as determined in accordance with the provisions of the JPM Credit Agreement. The Company has agreed to pay a commitment fee at specified rates set forth in the JPM Credit Agreement, which, based on the Company’s total leverage ratio, ranges from 30 basis points to 35 basis points on the daily amount of the undrawn portion of the aggregate commitments of the lenders under the JPM Revolving Facility. At the Company’s request, each borrowing initially shall be either an ABR Borrowing or a Term Benchmark Borrowing, and the Company may thereafter elect to convert any such borrowing to a different type. During the occurrence and continuance of an Event of Default (as defined in the JPM Credit Agreement), all borrowings shall accrue interest at a rate per annum equal to 2% plus the applicable rate. As of September 30, 2025, the interest rate on the JPM Term Loan Facility was approximately 6.75%. No borrowings were outstanding under the JPM Revolving Facility as of September 30, 2025.

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

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2025, the Company was in compliance with all of its debt covenants in the JPM Credit Agreement.

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

A summary of common stock repurchase activity under the Repurchase Program is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(In thousands)
Shares repurchased	512	n/a	1,329	n/a
Total cost of shares repurchased	$8,040	n/a	$23,188	n/a

The repurchased shares are included in treasury stock in our condensed consolidated balance sheet.

Preferred Stock

The Company is currently authorized to issue up to 10 million shares of preferred stock, $0.0001, par value per share. There were no shares of preferred stock outstanding at September 30, 2025 and December 31, 2024.

Common Stock

As of September 30, 2025 and December 31, 2024, the Company was authorized to issue 300,000,000 shares of its common stock, $0.0001 par value per share, and 238,332,393 and 236,620,545 shares of common stock were outstanding as of September 30, 2025 and December 31, 2024, respectively. After giving effect to shares reserved for the issuance of warrants and for awards issued under the Company’s equity incentive plans, 38.1 million shares of common stock were available for issuance as of September 30, 2025.

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

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

There were no outstanding warrants as of September 30, 2025 and outstanding warrants to purchase 966,554 shares of common stock as of December 31, 2024.

Equity Incentive Plans

The fair value of stock options granted under the Company’s equity incentive plans was determined on the date of grant using the Black-Scholes option valuation model. The Black-Scholes model was developed for use in estimating the fair value of publicly traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of certain subjective assumptions including the expected stock price volatility. The stock options granted to employees and directors have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. The following assumptions were used to determine the fair value of options granted during the nine months ended September 30, 2025 and 2024:

	Nine Months ended September 30,
	2025	2024
Expected term	5.5 - 6.3 years	5.5 - 6.3 years
Volatility	66%	66%
Dividend yield	0.0	0.0
Risk-free interest rate	4.40%	4.16-4.34%

A summary of the Company’s option activity under the Company’s equity incentive plans and related information is as follows:

	Shares	Weighted- Average Exercise Price
Options outstanding, vested and expected to vest at December 31, 2024	5,141,516	$3.90
Forfeited	(205,024)	$2.78
Expired	(1,125)	$2.21
Granted	683,720	$16.10
Exercised	(920,007)	$3.38
Options outstanding, vested and expected to vest at September 30, 2025	4,699,080	$5.83

Options exercisable	2,758,497	$3.78

As of September 30, 2025, the Company had $10.1 million of unrecognized compensation expense related to options granted under the Company’s equity incentive plans, which is expected to be recognized over a weighted-average period of 2.7 years.

The Company’s RSUs generally vest annually over a period of four years for employees and semi-annually over a period of one year for directors. A summary of the Company’s unvested RSU activity and related information is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Balance at December 31, 2024	5,745,990	$5.50
Granted	1,874,865	$16.35
Vested	(1,839,902)	$5.19
Forfeited	(552,689)	$8.71
Balance at September 30, 2025	5,228,264	$9.16

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2025, the Company had $40.6 million of unrecognized compensation expense related to unvested RSUs granted under the Company’s equity incentive plans, which is expected to be recognized over a weighted-average period of 2.9 years.

Total stock-based compensation expense for all awards granted under the Company’s equity incentive plans for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months ended September 30,		Nine Months ended September 30,
(in thousands)	2025	2024	2025	2024
Research and development	$54	$24	$145	$65
Plasma center operating expenses	132	44	310	131
Selling, general and administrative	3,935	2,714	11,762	6,960
Cost of product revenue	926	397	2,417	1,027
Total stock-based compensation expense	$5,047	$3,179	$14,634	$8,183

8.
RELATED PARTY TRANSACTIONS

The Company leases an office building and equipment from Areth, LLC (“Areth”) pursuant to an agreement for services effective as of January 1, 2016, as amended from time to time, and pays monthly rent on this facility in the amount of $10,000. Either party may terminate the agreement by providing the other party with one year’s prior written notice. Rent expense for the three and nine months ended September 30, 2025 and 2024 amounted to $30,000 and $90,000, respectively. Areth is a company controlled by Dr. Jerrold B. Grossman, the Vice Chairman of the Board, and Adam S. Grossman, the Company’s President and Chief Executive Officer. The Company also reimburses Areth for office, warehousing and building related (common area) expenses, equipment and certain other operational expenses, which were not material to the consolidated financial statements for the three and nine months ended September 30, 2025 and 2024.

During the nine months ended September 30, 2025 and 2024, the Company purchased certain specialized equipment and repair services used for the collection and processing of source plasma from GenesisBPS (“Genesis”) in the amount of $0.2 million. Genesis was owned by Dr. Grossman and Adam Grossman until September 30, 2025.

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

Post-Marketing Commitments

In connection with the FDA’s approval of ASCENIV on April 1, 2019, the Company is required to perform a pediatric study to evaluate the safety and efficacy of ASCENIV in children and adolescents. For the three and nine months ended September 30, 2025, the Company incurred expenses related to this study in the amount of $0 and $0.9 million, respectively. For the three and nine months ended September 30, 2024, the Company incurred expenses related to this study in the amount of $0.3 million and $1.0 million, respectively. The study has been completed, and the Company submitted the ASCENIV pediatric indication for approval to the FDA during the second quarter of 2025.

Other Commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of September 30, 2025. The Company does not anticipate recognizing any significant losses relating to these arrangements.

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

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months ended September 30, 2025
(in thousands)	ADMA BioManufacturing	Plasma Collection Centers	Total
Revenues	$134,188	$-	$134,188

Cost of product revenue	58,406	192	58,598

Research and development	1,528	-	1,528

Plasma center operating expenses	-	1,272	1,272

Selling, marketing and distribution	8,150	-	8,150

Amortization of intangible assets	38	-	38

General and administrative expense	14,585	-	14,585

Other expense, net	(21)	-	(21)

Income (loss) before taxes	51,460	(1,464)	49,996

Expenditures for additions to long-lived assets	14,652	292	14,944
Total assets	403,917	27,028	430,945

Reconciliation of revenues:
Segment revenue			$134,188
License revenue			36
Consolidated revenues			$134,224

Reconciliation of selling, general and administrative expense:
Segment selling, marketing and distribution expense			$8,150
Segment general and administrative expense			14,585
Corporate general and administrative expense (a)			(959)
Consolidated selling, general and administrative expense			$21,776

Reconciliation of income before taxes:
Segment income before taxes			$49,996
License revenue			36
Unallocated interest expense, primarily related to interest on senior debt (see Note 6)			(1,675)
Unallocated interest income			376
Loss on extinguishment of debt			(2,177)
Corporate general and administrative expense (a)			959
Consolidated income before taxes			$47,515

Reconciliation of total assets:
Total segment assets			$430,945
Corporate (b)			137,742
Consolidated total assets			$568,687

(a) - Primarily includes compensation expense, including stock-based compensation expense, for certain executive officers and consultants, insurance, legal and investor relations expenses and accounting and tax fees that are not allocated to the Company's operating segments.

(b) - Primarily consists of cash and deferred tax assets.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Nine Months ended September 30, 2025
(in thousands)	ADMA BioManufacturing	Plasma Collection Centers	Total
Revenues	$369,852	$1,050	$370,902

Cost of product revenue	166,220	841	167,061

Research and development	3,386	-	3,386

Plasma center operating expenses	-	3,710	3,710

Selling, marketing and distribution	17,827	-	17,827

Amortization of intangible assets	93	-	93

General and administrative expense	44,688	-	44,688

Other expense, net	(195)	-	(195)

Income (loss) before taxes	137,443	(3,501)	133,942

Expenditures for additions to long-lived assets	21,366	263	21,629
Total assets	403,917	27,028	430,945

Reconciliation of revenues:
Segment revenue			$370,902
License revenue			108
Consolidated revenues			$371,010

Reconciliation of selling, general and administrative expense:
Segment selling, marketing and distribution expense			$17,827
Segment general and administrative expense			44,688
Corporate general and administrative expense (a)			5,553
Consolidated selling, general and administrative expense			$68,068

Reconciliation of income (loss) before taxes:
Segment income before taxes			$133,942
License revenue			108
Unallocated interest expense, primarily related to interest on senior debt (see Note 6)			(5,484)
Unallocated interest income			1,384
Loss on extinguishment of debt			(3,336)
Corporate general and administrative expense (a)			(5,553)
Consolidated income before taxes			$121,061

Reconciliation of total assets:
Total segment assets			$430,945
Corporate (b)			137,742
Consolidated total assets			$568,687

(a) - Primarily includes compensation expense, including stock-based compensation expense, for certain executive officers and consultants, insurance, legal and investor relations expenses and accounting and tax fees that are not allocated to the Company's operating segments.

(b) - Primarily consists of cash and deferred tax assets.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended September 30, 2024
(in thousands)	ADMA BioManufacturing	Plasma Collection Centers	Total
Revenues	$117,719	$2,084	$119,803

Cost of product revenue	58,156	2,024	60,180

Research and development	412	-	412

Plasma center operating expenses	-	1,021	1,021

Selling, marketing and distribution	5,900	-	5,900

Amortization of intangible assets	28	-	28

General and administrative expense	3,988	-	3,988

Other expense, net	(56)		(56)

Income (loss) before taxes	49,179	(961)	48,218

Expenditures for additions to long-lived assets	1,067	9	1,076
Total assets	266,456	33,191	299,647

Reconciliation of revenues:
Segment revenue			$119,803
License revenue			36
Consolidated revenues			$119,839

Reconciliation of selling, general and administrative expense:
Segment selling, marketing and distribution expense			$5,900
Segment general and administrative expense			3,988
Corporate general and administrative expense (a)			8,672
Consolidated selling, general and administrative expense			$18,560

Reconciliation of income (loss) before taxes:
Segment income before taxes			$48,218
License revenue			36
Unallocated interest expense, primarily related to interest on senior debt (see Note 6)			(3,499)
Unallocated interest income			666
Corporate general and administrative expense (a)			(8,672)
Consolidated income before taxes			$36,749

Reconciliation of total assets:
Total segment assets			$299,647
Corporate (b)			90,971
Consolidated total assets			$390,618

(a) - Primarily includes compensation expense, including stock-based compensation expense, for certain executive officers and consultants, insurance, legal and investor relations expenses and accounting and tax fees that are not allocated to the Company's operating segments.

(b) - Primarily consists of cash and deferred tax assets.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Nine Months Ended September 30, 2024
(in thousands)	ADMA BioManufacturing	Plasma Collection Centers	Total
Revenues	$304,016	$4,781	$308,797

Cost of product revenue	147,619	5,066	152,685

Research and development	1,422	-	1,422

Plasma center operating expenses	-	2,968	2,968

Selling, marketing and distribution	13,374	-	13,374

Amortization of intangible assets	363	-	363

General and administrative expense	18,276	-	18,276

Other expense, net	(103)	(4)	(107)

Income (loss) before taxes	122,859	(3,257)	119,602

Expenditures for additions to long-lived assets	5,720	105	5,825
Total assets	266,456	33,191	299,647

Reconciliation of revenues:
Segment revenue			$308,797
License revenue			108
Consolidated revenues			$308,905

Reconciliation of selling, general and administrative expense:
Segment selling, marketing and distribution expense			$13,374
Segment general and administrative expense			18,276
Corporate general and administrative expense (a)			19,157
Consolidated selling, general and administrative expense			$50,807

Reconciliation of income (loss) before taxes:
Segment income before taxes			$119,602
License revenue			108
Unallocated interest expense, primarily related to interest on senior debt (see Note 6)			(11,051)
Unallocated interest income			1,499
Corporate general and administrative expense (a)			(19,157)
Consolidated income before taxes			$91,001

Reconciliation of total assets:
Total segment assets			$299,647
Corporate (b)			90,971
Consolidated total assets			$390,618

(a) - Primarily includes compensation expense, including stock-based compensation expense, for certain executive officers and consultants, insurance, legal and investor relations expenses and accounting and tax fees that are not allocated to the Company's operating segments.

(b) - Primarily consists of cash and deferred tax assets.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net revenues according to geographic area, based on the location of where the product is shipped, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
United States	$133,978	$114,748	$366,692	$295,465
International	246	5,091	4,318	13,440
Total revenues	$134,224	$119,839	$371,010	$308,905

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

The Company determines if an arrangement is an operating lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. All other leases are recorded on the balance sheet with assets representing the right to use the underlying asset for the lease term and lease liabilities representing the obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of the lease payments is determined using the Company’s incremental borrowing rate. The Company’s lease expense is recognized on a straight-line basis over the lease term and is reflected in Plasma center operating expenses and selling, general and administrative expenses. Aggregate lease expense for the Company’s leases for the three months ended September 30, 2025 and 2024 was approximately $0.6 million, and aggregate lease expense for the nine months ended September 30, 2025 and 2024 was $1.8 million. Cash paid for the Company’s leases for the three months ended September 30, 2025 and 2024 was also approximately $0.6 million, and cash paid for the nine months ended September 30, 2025 and 2024 was approximately $1.9 million and $1.8 million, respectively.

The Company has aggregate lease liabilities of $10.7 million and $9.8 million as of September 30, 2025 and December 31, 2024, respectively, which are comprised primarily of the leases for the Company’s plasma collection centers and a warehouse lease for raw material storage related to the Company’s immunoglobulin manufacturing operations. As of September 30, 2025, the Company’s operating leases have a weighted-average remaining term of 6.4 years. Scheduled payments under the Company’s lease obligations are as follows (in thousands):

Remainder of 2025	$633
Year ended December 31, 2026	2,583
2027	2,558
2028	2,598
2029	2,537
2030	2,201
Thereafter	2,297
Total payments	15,407
Less: imputed interest	(4,712)
Current portion	(1,298)
Balance at September 30, 2025	$9,397

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.
INCOME TAXES

The Company uses the estimated annual effective tax rate approach as prescribed by ASC 740-270, Interim Reporting, to calculate its interim provision for income taxes.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024	2025	2024
Provision for income taxes	$11,087	$840	$23,510	$5,224
Effective tax rate	23.3%	2.3%	19.4%	5.7%

The effective tax rate for the three and nine months ended September 30, 2025 differed from the federal statutory rate primarily due to the excess tax benefits on stock-based compensation. The effective tax rate for the three and nine months ended September 30, 2024 differed from the federal statutory tax rate primarily due to the valuation allowance maintained on the Company's federal and state net deferred tax assets until December 31, 2024.

13.
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information for the nine months ended September 30, 2025 and 2024 is as follows:

	2025	2024
(In thousands)
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$7,717	$7,417
Cash paid for income taxes	$14,345	$8,895
Noncash Financing and Investing Activities:
Equipment acquired reflected in accounts payable and accrued liabilities	$7	$452
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$1,825	$-

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

In April 2025, the FDA approved our Prior Approval Supplement (the “PAS”) for our innovative yield enhancement production process (the “Yield Enhancement”) benefiting both ASCENIV and BIVIGAM. This PAS approval amends the Biologic License Application (BLA) approvals for ASCENIV and BIVIGAM and will continue to be the process by which the Company will manufacture these products on a go-forward basis. The production methods approved in this PAS have started to result in additional bulk drug yield from the same starting raw material source plasma volumes and the Company believes it should experience meaningful revenue and earnings accretion beginning in the fourth quarter of 2025 and accelerating further into 2026 and beyond. This innovative process has demonstrated an ability to increase ASCENIV and BIVIGAM production yields by 20% or more from the same starting source plasma volume.

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

In July 2025, the Company completed the acquisition of real estate in Boca Raton, FL for a total purchase price of $12.6 million. This real estate purchase is intended to allow the Company to expand its production operations and related activities as well as provide for certain redundancies for ambient and cold-chain storage of raw materials, work in process and finished goods inventory.

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

Some of the estimates and assumptions we are required to make under U.S. GAAP require difficult, subjective and/or complex judgments about matters that are inherently uncertain and, as a result, actual results could differ from those estimates. Due to the estimation processes involved, the following summary of accounting estimates and their application are considered to be critical to understanding our business operations, financial condition and results of operations. For a description of our significant accounting policies and estimates, see Note 2 to the Consolidated Financial Statements included in our 2024 10-K.

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

Index
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

The following table presents a summary of the changes in our results of operations for the three months ended September 30, 2025, compared to the three months ended September 30, 2024:

	Three Months Ended September 30,
(in thousands)	2025	2024	Increase (Decrease)
Revenues	$134,224	$119,839	$14,385
Cost of product revenue	58,598	60,180	(1,582)
Gross profit	75,626	59,659	15,967
Research and development expenses	1,528	412	1,116
Plasma center operating expenses	1,272	1,021	251
Amortization of intangibles	38	28	10
Selling, general and administrative expenses	21,776	18,560	3,216
Income from operations	51,012	39,638	11,374
Interest expense	(1,675)	(3,499)	1,824
Loss on extinguishment of debt	(2,177)	-	(2,177)
Other income, net	355	610	(255)
Income before taxes	47,515	36,749	10,766
Provision for income taxes	11,087	840	10,247

Net income	$36,428	$35,909	$519

Adjusted EBITDA *	$58,740	$45,367	$13,371

* - See Non-GAAP Financial Measures appearing at the end of this discussion

Revenues

We recorded total revenues of $134.2 million for the three months ended September 30, 2025, as compared to $119.8 million for the three months ended September 30, 2024, an increase of $14.4 million, or approximately 12%. The increase is primarily related to increased sales volume of ASCENIV, as we experienced increased physician, payer and patient acceptance and utilization of this product.

Cost of Product Revenue and Gross Profit

Cost of product revenue was $58.6 million for the three months ended September 30, 2025, as compared to $60.2 million for the three months ended September 30, 2024, a decrease of $1.6 million, or 2.6%, due to a more favorable product mix.

For the three months ended September 30, 2025, we had gross profit of $75.6 million, as compared to $59.7 million for the same period of a year ago, which represents a gross margin in the third quarter of 2025 of 56.3%, as compared to 49.8% for the third quarter of 2024. This improvement in gross margin is primarily driven by a more favorable product mix and operational efficiencies that reduced manufacturing costs.

Research and Development Expenses

Research and development (“R&D”) expenses totaled $1.5 million for the third quarter of 2025, as compared to $0.4 million for the third quarter of 2024. The increase is primarily due to expenses incurred during the third quarter of 2025 related to our S. pneumoniae hyperimmune globulin program, SG-001.

Plasma Center Operating Expenses

Plasma Center Operating Expenses increased from $1.0 million for the three months ended September 30, 2024 to $1.3 million for the three months ended September 30, 2025. The increase is primarily due to higher employee-related costs.

Amortization of Intangibles

Amortization expense mainly pertains to the amortization of internally developed software and was less than $0.1 million and $0.1 million for the three months ended September 30, 2025 and 2024 respectively.

Index
Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $3.2 million to $21.8 million for the three months ended September 30, 2025, as compared to $18.6 million for the three months ended September 30, 2024. The increase is primarily driven by higher compensation costs due to increased headcount to support the growth of our business and manufacturing operations. In addition, higher insurance premiums, professional fees and software expenses contributed to this increase.

Interest Expense

Interest expense for the three months ended September 30, 2025 was $1.7 million, as compared to $3.5 million for the three months ended September 30, 2024, primarily driven by the decrease in debt balances due to principal repayments made in 2024 and the lower JPM Term Loan Facility (as defined in Liquidity and Capital Resources below) interest rate.

Loss on Extinguishment of Debt

As a result of the repayment of all obligations outstanding under the Ares Credit Facility (as defined in Liquidity and Capital Resources below), we have incurred prepayment penalties and wrote off the remaining unamortized debt issuance costs and discount associated with that facility, which resulted in recognition of debt extinguishment losses of $2.2 million during the three months ended September 30, 2025. No debt extinguishment losses were incurred as part of debt repayments made during the three months ended September 30, 2024.

Other Income, Net

Other income, net, for the three months ended September 30, 2025 was $0.4 million, as compared to $0.6 million for the three months ended September 30, 2024.

Provision for Income Taxes

The provision for income taxes of $11.1 million for the three months ended September 30, 2025 represented an effective tax rate of 23.3%, as compared to the provision of $0.8 million for the three months ended September 30, 2024, with an effective tax rate of 2.3%. As of September 30, 2024, the Company had a full valuation allowance for its net deferred tax assets, and the effective tax rate for the three months ended September 30, 2024 differed from the federal statutory tax rate of 21% primarily due to the recognition of deferred tax assets for the net operating losses. The Company released its valuation allowance in December 2024, and the effective tax rate for the three months ended September 30, 2025 differed from the federal statutory rate primarily due to the excess tax benefits on stock-based compensation.

Index
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

The following table presents a summary of the changes in our results of operations for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024:

	Nine Months Ended September 30,
(in thousands)	2025	2024	Increase (Decrease)
Revenues	$371,010	$308,905	$62,105
Cost of product revenue	167,061	152,685	14,376
Gross profit	203,949	156,220	47,729
Research and development expenses	3,386	1,422	1,964
Plasma center operating expenses	3,710	2,968	742
Amortization of intangibles	93	363	(270)
Selling, general and administrative expenses	68,068	50,807	17,261
Income from operations	128,692	100,660	28,032
Interest expense	(5,484)	(11,051)	5,567
Loss on extinguishment of debt	(3,336)	-	(3,336)
Other income, net	1,189	1,392	(203)
Income before taxes	121,061	91,001	30,060
Provision for income taxes	23,510	5,224	18,286

Net income	$97,551	$85,777	$11,774

Adjusted EBITDA *	$157,444	$116,336	$41,109

* - See Non-GAAP Financial Measures appearing at the end of this discussion

Revenues

We recorded total revenues of $371.0 million for the nine months ended September 30, 2025, as compared to $308.9 million for the nine months ended September 30, 2024, an increase of $62.1 million, or approximately 20%. The increase is primarily related to increased sales volume of ASCENIV, as we experienced increased physician, payer and patient acceptance and utilization of this product. During the nine months ended September 30, 2025, and as previously disclosed in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025, we voluntarily withdrew three lots of BIVIGAM (such a withdrawal, hereinafter referred to as the “Voluntary Withdrawal”) as a precautionary measure. This resulted in a reduction in revenue of $4.0 million for credits issued to customers that were impacted by this Voluntary Withdrawal during the current year. This action was proactively initiated, and we believe this matter to be resolved. Excluding the $12.6 million adjustment we recorded in the second quarter of 2024 to decrease our accrual for U.S. Medicaid rebates (which had the effect of increasing 2024 revenues by $12.6 million), our revenues for the nine months ended September 30, 2025 increased $74.7 million, or 25%, as compared to the nine months ended September 30, 2024.

Cost of Product Revenue and Gross Profit

Cost of product revenue was $167.1 million for the nine months ended September 30, 2025, as compared to $152.7 million for the nine months ended September 30, 2024. This increase is primarily attributable to higher volume of our IG products of $21.9 million and Plasma products of $9.5 million, partially offset by $8.8 million of lower product revenue costs related to the reduction in plasma and intermediates sales, reduction of inventory losses and unabsorbed manufacturing costs.

For the nine months ended September 30, 2025, we had gross profit of $203.9 million, as compared to $156.2 million for the same period of a year ago, which represents a gross margin in 2025 of 55%, as compared to 50.6%, or 48.5% when excluding the $12.6 million adjustment recorded in the second quarter of 2024 to decrease our accrual for U.S. Medicaid rebates (which had the effect of increasing 2024 revenue by $12.6 million) in the second quarter of 2024. This improvement in gross margin is primarily driven by a significantly more favorable mix of higher margin IG sales in 2025 as compared to 2024, along with the operational efficiencies achieved resulting in a reduction in other manufacturing costs.

Index
Research and Development Expenses

Research and development (“R&D”) expenses totaled $3.4 million for the nine months ended September 30, 2025, as compared to $1.4 million for the nine months ended September 30, 2024. The increase is primarily due to expenses incurred in 2025 related to the ASCENIV pediatric study and our S. pneumoniae hyperimmune globulin program, SG-001.

Plasma Center Operating Expenses

Plasma Center Operating Expenses increased from $3.0 million for the nine months ended September 30, 2024 to $3.7 million for the nine months ended September 30, 2025. The increase is primarily due to an increase in employee-related costs of $0.7 million.

Amortization of Intangibles

Amortization expense mainly pertains to the amortization of internally developed software and was $0.1 million and $0.4 million for the nine months ended September 30, 2025 and 2024, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $68.1 million for the nine months ended September 30, 2025, an increase of $17.3 million as compared to $50.8 million for the nine months ended September 30, 2024. The increase is primarily driven by higher compensation costs due to increased headcount to support the growth of our business and manufacturing operations. In addition, higher insurance premiums, professional fees and software expenses contributed to this increase.

Interest Expense

Interest expense for the nine months ended September 30, 2025 was $5.5 million, as compared to $11.1 million for the nine months ended September 30, 2024, primarily driven by the decrease in debt balances due to principal repayments made in 2024 and lower JPM Term Loan Facility interest rate.

Loss on Extinguishment of Debt

As a result of the $30 million prepayment we made in May 2025 and repayment of all obligations then outstanding under the Ares Credit Facility in August 2025, we have incurred prepayment penalties and wrote off the remaining debt issuance costs and discount associated with that facility, which resulted in recognition of debt extinguishment losses of $3.3 million during the nine months ended September 30, 2025. No debt extinguishment losses were incurred as part of debt repayments made during the nine months ended September 30, 2024.

Other Income, Net

Other income, net, was $1.2 million and $1.4 million during the nine months ended September 30, 2025 and 2024, respectively.

Provision for Income Taxes

The provision for income taxes of $23.5 million for the nine months ended September 30, 2025 represented an effective tax rate of 19.4%, as compared to $5.2 million for the nine months ended September 30, 2024, with an effective tax rate of 5.7%. As of September 30, 2024, the Company had a full valuation allowance for its net deferred tax assets, and the effective tax rate for the nine months ended September 30, 2024 differed from the federal statutory tax rate of 21% primarily due to the recognition of deferred tax assets for the net operating losses. The Company released its valuation allowance in December 2024, and the effective tax rate for the nine months ended September 30, 2025 differed from the federal statutory rate primarily due to the excess tax benefits on stock-based compensation.

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

Index
Because EBITDA, Adjusted EBITDA and Adjusted net income are measures not deemed to be in accordance with U.S. GAAP and are susceptible to varying calculations, our EBITDA, Adjusted EBITDA and Adjusted net income may not be comparable to similarly titled measures of other companies, including companies in our industry, because other companies may calculate EBITDA, Adjusted EBITDA and Adjusted net income in a different manner than we calculate these measurements. Although the Company uses Adjusted EBITDA as one of several financial measures to assess its operating performance, its use is limited as it excludes certain significant operating expenses. EBITDA, Adjusted EBITDA and Adjusted net income are not intended to represent cash flows for the periods presented, nor have they been presented as an alternative to operating income, net income or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP. The following table presents the reconciliation of net income to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024:

	Three Months ended September 30,		Nine Months ended September 30,
	2025	2024	2025	2024
	(In thousands, except share and per share data)
Net income	$36,428	$35,909	$97,551	$85,777
Depreciation	1,987	1,912	5,957	5,738
Amortization	38	28	93	363
Income taxes	11,087	840	23,510	5,224
Interest expense	1,675	3,499	5,484	11,051
EBITDA	51,215	42,188	132,595	108,153
Stock-based compensation	5,047	3,179	14,634	8,183
Customer credits related to the Voluntary Withdrawal	-	-	4,001	-
Yield enhancement	301	-	1,696	-
Loss on extinguishment of debt	2,177	-	3,336	-
Non-recurring professional fees (a)	-	-	1,182	-
Adjusted EBITDA	$58,740	$45,367	$157,444	$116,336

(a) Non-recurring professional fees represent incremental costs associated with a vendor change that we do not expect to incur in future periods.

Adjusted EBITDA increased for the three and nine months ended September 30, 2025, as compared to the same periods of a year ago, by $13.4 million and $41.1 million, respectively. The improvement is primarily due to the increased sales and gross profit in 2025.

Index
The following table presents the reconciliation of Net income to Adjusted net income for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30, 2025	Nine months ended September 30, 2025
(In thousands)
Net income	$36,428	$97,551
Stock-based compensation modifications (pre-tax)	-	474
Customer credits related to the Voluntary Withdrawal (pre-tax)	-	4,001
Loss on extinguishment of debt (pre-tax)	2,177	3,336
Yield Enhancement (pre-tax)	301	1,696
Non-recurring professional fees (pre-tax) (a)	-	1,182
Adjusted net income (b)	$38,906	$108,240

(a) Non-recurring professional fees represent incremental costs associated with a vendor change that we do not expect to incur in future periods.

(b) Excludes estimated tax effect of the add-backs of $0.6 and $2.1 million for the three and nine months ended September 30, 2025, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2025, we had working capital of $346.2 million, primarily consisting of $196.7 million of inventory, cash and cash equivalents of $61.4 million and $137.7 million of accounts receivable, partially offset by current liabilities of $56.5 million, as compared to working capital at December 31, 2024 of $275.9 million, primarily consisting of $170.2 million of inventory, cash and cash equivalents of $103.1 million and accounts receivable of $50.0 million, partially offset by current liabilities of $55.5 million. Our material cash requirements are primarily comprised of:

●
The collection and procurement of raw material source plasma, which includes plasma donor fees and plasma center supplies, and other raw materials necessary to maintain and scale up our manufacturing operations;
●
Employee compensation and benefits;
●
Capital expenditures for equipment upgrades and capacity expansion at the Boca Facility and to maintain our plasma collection facilities;
●
Principal amortizations and interest on our debt;
●
Marketing programs, medical education and continued commercialization efforts;
●
The Boca Facility maintenance, improvements, repairs and supplies;
●
Research and development activities; and
●
Continuous improvements and updates to our IT infrastructure, laboratory equipment and assays, and facilities and engineering equipment.

In July 2025, we completed the acquisition of real estate in Boca Raton, FL for a total purchase price of $12.6 million. This real estate purchase is intended to allow the Company to expand its production operations and related activities as well as provide for certain redundancies for ambient and cold-chain storage of raw materials, work in process and finished goods inventory. Our end-to-end production cycle time from procurement of raw materials to commercial release of finished product can take between seven and 12 months or potentially longer, requiring substantial inventories of raw material plasma and other manufacturing and laboratory testing materials and single use disposables.

We currently anticipate, based upon our projected revenue and expenditures, that our current cash, cash equivalents and accounts receivable, along with our projected future operating cash flow, will be sufficient to fund our operations, as currently conducted, through the third quarter of 2026 and beyond. Based on current operations and assuming continued market acceptance and utilization of our finished drug products, we do not anticipate the need to raise additional capital at this time. However, should the market for our products or political, economic or inflationary conditions change, we may need to seek additional capital which may not be available due to a variety of potential factors beyond our control (see “Risk Factors” appearing elsewhere in this report).

 ADMA continues to evaluate a variety of strategic alternatives, and the exploration of value-creating opportunities remains a top corporate priority.

Index
Ares Credit Agreement

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

On August 14, 2024, we repaid $30.0 million against the revolving credit facility and the outstanding balance on the revolving credit facility as of March 31, 2025 was $42.5 million. On December 19, 2024, we repaid $30.0 million against the term loan facility and the outstanding balance on the term loan facility as of March 31, 2025 was $32.5 million. On May 5, 2025, we borrowed $30.0 million under our revolving credit facility, which we used to concurrently repay an additional $30.0 million against the term loan facility on May 6, 2025, as a result of which, the Company recorded debt extinguishment losses of $1.2 million. In August 2025, the Company repaid all remaining obligations outstanding under the Ares Credit Facility using the proceeds from the JPM Term Loan Facility, defined below, and recorded related debt extinguishment losses of $2.2 million.

JPM Credit Agreement

On August 5, 2025 (the “JPM Closing Date”), we and all of our subsidiaries entered into a Credit Agreement (the “JPM Credit Agreement”) with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (“JPMorgan”). The JPM Credit Agreement provides for $300 million of senior secured credit facilities, consisting of (a) a term loan in the aggregate principal amount of $75 million, which was drawn in full on the JPM Closing Date (the “JPM Term Loan Facility”) and (b) a revolving credit facility in the aggregate principal amount of $225 million (the “JPM Revolving Facility”). We may also request, subject to customary conditions, additional incremental revolving commitments or term loans in an aggregate principal amount not to exceed $100 million (together with the JPM Term Loan Facility and the JPM Revolving Facility, the “JPM Credit Facilities”). The JPM Term Loan Facility has a maturity date of August 5, 2028 (the “JPM Term Maturity Date”) and the JPM Revolving Facility has a maturity date of August 5, 2028 or any earlier date on which the commitments under the JPM Revolving Facility are reduced to zero or otherwise terminated pursuant to the terms of the JPM Credit Agreement (the “JPM Revolving Maturity Date”). In addition to repaying amounts outstanding under the Ares Credit Facility, under the JPM Credit Agreement, proceeds of the JPM Credit Facilities may also be used to finance share repurchases and for working capital and general corporate purposes.

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

Index
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

Cash Flows

The following table sets forth a summary of our cash flow for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$14,757	$68,456
Net cash used in investing activities	(21,615)	(5,825)
Net cash used in financing activities	(34,904)	(27,276)
Net change in cash and cash equivalents	(41,762)	35,355

Cash and cash equivalents - beginning of period	103,147	51,352
Cash and cash equivalents - end of period	$61,385	$86,707

Net Cash Provided by Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2025 was $14.8 million, a decrease of $53.7 million from the same period of a year ago, primarily due to the unfavorable impact of the timing of sales and due to inventory investments made in 2025 to support the Company’s manufacturing and distribution objectives. The following table illustrates the primary components of our cash flows from operations:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net income	$97,551	$85,777
Non-cash expenses, gains and losses	34,281	14,941
Changes in accounts receivable	(87,674)	(22,719)
Changes in inventories	(26,432)	1,105
Changes in accounts payable and accrued expenses	(894)	(5,176)
Other	(2,075)	(5,472)
Cash provided by operations	$14,757	$68,456

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025 and 2024 was $21.6 million and $5.8 million, respectively. The increase is primarily related to the roof replacement at the Boca Facility in the amount of $1.3 million, capital expenditures associated with the Yield Enhancement project and the acquisition of the real estate in Boca Raton, FL in the amount of $12.6 million. While as of September 30, 2025, we had no firm commitments for capital expenditures, we expect our total capital expenditures will be between $4.0 million and $6.0 million for the remainder of fiscal 2025, mainly for additional upgrades to the Boca Facility manufacturing operations and related operational systems.

Index
Net Cash Used in Financing Activities

Net cash used in financing activities was $34.9 million and $27.3 million for the nine months ended September 30, 2025 and 2024, respectively. The increase is primarily due to share repurchases, higher taxes paid in connection with shares that were withheld from RSUs that vested during the period, as a result of an increase in the value of our common stock as compared to 2024, lower proceeds from option exercises, higher principal payments on term debt due to the payoff of the obligations outstanding under the Ares Credit Facility and related penalties, partially offset by the debt proceeds related to the JPM Credit Facilities.

Effect of Inflation

Inflation impacted a number of facets of our business during the nine months ended September 30, 2025 and 2024 at each of our business segments. We experienced price increases for, among other items, certain raw materials, consumable supplies, services for repairs and maintenance of our facilities, utilities, shipping and freight charges, fuel surcharges and labor costs, among other expenses. Based upon the macroeconomic environment, publicly available information and reports from the U.S. government, we expect this trend to continue through the remainder of 2025 and potentially longer, which could have a significant impact on our future results of operations. In addition, some of our third-party inventory purchase agreements provide for scheduled price increases that are tied to various consumer price indexes, which have resulted in higher than historical percentage price increases and could result in higher source plasma and other raw material and supplies costs in the fourth quarter of 2025 and beyond. Also, in a higher inflationary environment, we may not be able to raise the prices of our products to maintain the rate of inflation, and this may affect our product margins. We are unable to predict when these external drivers of inflation will subside.

Off-Balance Sheet Arrangements

None.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk as a result of changes in interest rates. The Ares Credit Agreement required quarterly payments of interest based on the adjusted Term SOFR plus the applicable margin. The JPM Credit Agreement requires monthly payments of interest, in the case of an alternate base rate borrowing, and one-month or three-month payments of interest, in the case of a Term SOFR borrowing, in each case, plus the applicable rate. We currently do not utilize any derivative financial instruments, such as interest rate swaps or caps, to mitigate this risk. As of September 30, 2025, we had $74.5 million outstanding under our JPM Credit Agreement that was subject to a variable interest rate. As a result, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate would have an approximate $0.7 million annualized negative impact on our earnings and cash flows.

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

Index
Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of September 30, 2025. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of September 30, 2025 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although we achieved net income of $197.7 million for the year ended December 31, 2024, for the years ended December 31, 2023 and 2022, we incurred net losses of $28.2 million and $65.9 million, respectively. From our inception in 2004 through December 31, 2024, we have incurred an accumulated deficit of $308.6 million. We may not be able to maintain profitability in the future, and if we are unable to continue to consistently achieve positive cash flows we may need to finance our operations through additional equity or debt financings or corporate collaboration and licensing agreements. If, in the future, our operating or financial results for a particular period do not meet our guidance, analyst estimates or the expectations of investors, or if we reduce our guidance for future periods, our stock price may decline. Any sustained or increased profitability or financial performance may contribute to increased scrutiny from the investment community and applicable federal, state and foreign regulatory authorities and government bodies. We also expect to continue to incur significant operating and capital expenditures and anticipate that as our business continues to grow our operating expenses will increase accordingly as we:

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

Third parties may not perform as agreed or in accordance with FDA requirements. Any significant problem that our third-party providers experience could delay or interrupt our supply of finished drug product until the service provider cures the problem or until we locate, negotiate for, validate and receive FDA approval for an alternative provider (when necessary), if one is available. Failure to obtain the needed services, raw materials and products meeting the necessary quality standards, in sufficient quantities or at all could have a material and adverse effect on our products, business, financial condition and results from operations.

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

Each of these risks could delay or prevent production, the completion of our finished drug product and the release of finished drug product by us or the FDA, which could result in higher costs or adversely impact our revenues. These risks could also result in the delay in obtaining clinical supplies, which would delay our development programs. In addition, our contract fill/finishers and our other third-party vendors may source their materials and supplies globally and are therefore subject to potential tariffs, which could be passed along to us in whole or in part and adversely impact our results of operations, and supply disruptions in the event of fire, weather related events such as hurricanes, wind and rain, international conflicts, strikes, embargoes, trade and sanction requirements and limits, other acts of God or force majeure events or global health occurrences and emergencies.

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

Index
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

For the nine months ended September 30, 2025 and 2024, two customers, BioCare, Inc. (“BioCare”) and Priority Healthcare Distribution, Inc. d/b/a CuraScript SD Specialty Distribution (“Curascript”), represented an aggregate of approximately 72% an 71%, respectively, of our consolidated revenues.

As of September 30, 2025, three customers, BioCare, Healix Infusion Therapy, LLC (“Healix”) and BioLife Plasma Services, L.P., represented an aggregate of approximately 90% of our consolidated accounts receivable. As of December 31, 2024, three customers, BioCare, Healix and Cencora, Inc. (f/k/a AmerisourceBergen Corporation), represented an aggregate of approximately 91% of our consolidated accounts receivable.

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

•
our customers’ inability to comply with the terms of our distribution agreements; and

•
widespread economic conditions or geopolitical conditions, including the exacerbated conflicts in Europe, the Middle East and the surrounding areas.

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

Our success depends upon the quality of our products. Quality management plays an essential role in meeting customer requirements, preventing defects, improving our products and services and assuring the safety and efficacy of our products. Our future success depends on our ability to maintain and continuously improve our quality management program. A quality or safety issue may result in failure to obtain product approval, adverse inspection reports, warning letters, product recalls or seizures, withdrawals, monetary sanctions, injunctions to halt manufacture and distribution of products, civil or criminal sanctions, costly litigation, patient injury, refusal of a government to grant approvals and licenses, restrictions on operations or withdrawal of existing approvals and licenses. The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products. We may elect, in the interest of public safety, to voluntarily withdraw our products from the market for labeled adverse events or for other reasons. For example, during the three and six months ended June 30, 2025, as a precautionary measure, we voluntarily withdrew three lots of BIVIGAM and we recorded a reduction to revenue of $4.0 million and $0.2 million, respectively, for credits issued to customers for the related product returns. Recalls or withdrawals of any of our products could divert managerial and financial resources which could have an adverse effect on our financial condition and results of operations. An inability to address a quality or safety issue by us or by a third-party vendor in an effective and timely manner may also cause negative publicity or a loss of customer confidence in us or our current or future products, which may result in the loss of prior or future sales and difficulty in successfully commercializing our current products and launching new products.

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

Our performance is substantially dependent on the continued service and performance of our management team, who have extensive experience and specialized expertise in our business. In particular, the loss of Adam S. Grossman, our President and Chief Executive Officer, could adversely affect our business and operating results. We do not have “key person” life insurance policies for any members of our management team. We have employment agreements with each of our executive officers; however, the existence of an employment agreement does not guarantee retention of members of our management team. The loss of services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays in development or approval of our product candidates and diversion of management resources.

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

Additionally, the ability of the FDA and other federal, state and local business regulatory agencies to review and approve products and product candidates can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and to accept the payment of user fees, as well as statutory, regulatory, and policy changes. Average review times at the FDA and other federal, state and local business regulatory agencies have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for products and product candidate submissions to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including in December 2018, January 2019 and most recently October 2025, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections at domestic and foreign manufacturing facilities from March 2020 until July 2021. More recently, in April 2025, at least 15% of the FDA’s staff was terminated as part of the new U.S. presidential administration’s efforts to reduce the size of the federal government and cut costs. If a prolonged government shutdown or regulatory agency disruption reoccurs, or in the event the FDA has an insufficient amount of staff, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, conduct evaluations and inspections and other reporting requirements which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain capital that may be necessary in order to properly capitalize and continue our operations.

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

As of November 3, 2025, most of our 237,997,765 outstanding shares of common stock, were available for sale in the public market, subject to certain restrictions with respect to sales of our common stock by our affiliates, either pursuant to Rule 144 under the Securities Act, or under effective registration statements. Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, could cause the market price of our common stock to decline or adversely affect demand for our common stock.

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

As of September 30, 2025, BlackRock, Inc., The Vanguard Group, Inc., State Street Corporation, Invesco Ltd., and our directors and executive officers and their affiliates collectively owned a significant amount of the outstanding shares of our common stock. Provisions of our Certificate of Incorporation, our Bylaws and Delaware law may have the effect of deterring unsolicited takeovers or delaying or preventing a change in control of our Company or changes in our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. These provisions include:

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

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board. Currently, our Certificate of Incorporation authorizes the issuance of up to 300,000,000 shares of common stock. As of September 30, 2025, there were 38,091,233 shares remaining available for issuance, after giving effect to 9,927,344 shares of our common stock that were subject to outstanding stock options and RSUs that may be issued by us without stockholder approval, as well as an additional 13,649,030 shares reserved for the future issuance of awards under our equity compensation plans.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities and Use of Proceeds

None.

(c) Repurchases of Securities

The table below reflects shares of common stock we repurchased during the third quarter of 2025.

Index

For the Month Ended	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 31, 2025	-	$-	$485,002,210
August 31, 2025	4,587	$16.33	$484,928,777
September 30, 2025	507,824	$15.67	$476,961,541
Total	512,411	$15.68

(1) Shares were repurchased pursuant to our share repurchase program publicly announced on May 5, 2025.

(2) There is no expiration date for this share repurchase program. The authorization to repurchase shares will end when we have repurchased the maximum number of shares authorized, or if we have determined to terminate such program.

Item 3.
Defaults Upon Senior Securities.

None.

Item 4.
Mine Safety Disclosures.

Not applicable.

Item 5.
Other Information.

Insider Trading Arrangements

Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended September 30, 2025, no such plans or other arrangements were adopted or terminated.

Index
Item 6.
Exhibits

See the Exhibit Index immediately preceding the signature page of this Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Description

10.1	Credit Agreement, dated as of August 5, 2025, by and among ADMA Biologics, Inc., as Borrower, the other Loan Parties party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 6, 2025).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from ADMA Biologics, Inc.’s Form 10-Q for the quarter ended September 30, 2025, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024, (iii) Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and nine months ended September 30, 2025 and 2024, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, and (v) Notes to (Unaudited) Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** In accordance with SEC Release 33-8238, Exhibit 32.1 and Exhibit 32.2 are being furnished and not filed.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADMA Biologics, Inc.

Date: November 5, 2025	By:	/s/ Adam S. Grossman
		Name:	Adam S. Grossman
		Title:	President and Chief Executive Officer

Date: November 5, 2025	By:	/s/ Brad Tade
		Name:	Brad Tade
		Title:	Chief Financial Officer