Form 10-K
period 2025-12-31
ADMA BIOLOGICS, INC.
filed 2026-02-25
CIK 1368514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.: ☒ Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller Reporting Company ☐ Emerging Growth Company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒  No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates was $4,229,956,395 as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), based on a total of 232,287,556 shares of common stock held by non-affiliates and a closing price of $18.21 as reported on the Nasdaq Global Market on June 30, 2025.
As of February 20, 2026, there were 238,159,176 shares of the issuer’s common stock outstanding.

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

●
our plans to increase our supplies of source plasma (including source plasma containing certain levels of antibodies to Respiratory Syncytial Virus), our ability to obtain and maintain regulatory compliance and reliance on third-party supply agreements as well as any extensions to such agreements, and expected impact of such third-party supply of RSV plasma on both ASCENIV growth and overall financial performance;

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

●
our ability to develop, manufacture, receive regulatory approval and commercialize our potential pipeline of any new hyperimmune globulins, including SG-001, and related timing in consideration therewith;

●
our manufacturing capabilities, and third-party contractor capabilities;

●
our use of AI in our supply chain and production operations;

●
our implemented strategy related to the expansion and efficiencies of our manufacturing capacity, yield improvements, supply-chain robustness, in-house fill-finish capabilities, distribution and other collaborative agreements and the success of such endeavors;

●
our estimates regarding revenues, certain non-GAAP financial measures (i.e., financial measures that are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”)), earnings, expenses, capital requirements, capital expenditures, ASCENIV’s growth, demand and utilization, ability to maintain profitability and positive cash flows and the potential need for and availability of additional financing;

●
ASCENIV’s real-world outcomes data and payer coverage;

●
our ability to timely realize the revenue and earnings benefits associated with our FDA approved yield enhancement production process;

●
our ability to realize our deferred tax assets or the need for a valuation allowance, or the effects of changes in tax laws on our deferred tax assets;

●
our estimates of future taxable income, which could have a material impact on our financial condition or financial results;

●
our estimates of future effective tax rates and corresponding tax obligations and expenses, which could have a material impact on our financial condition or financial results;

●
possible or likely reimbursement levels for our currently marketed products;

●
estimates regarding market size, projected growth and sales of our existing products as well as our expectations of market acceptance of ASCENIV and BIVIGAM;

●
intended uses and benefits of the recently acquired real estate in Boca Raton, FL;

●
the recent refinancing of our senior credit facility;

●
the recently announced divestiture of three of our plasma collection centers, including the timing for closing such transaction and expected financial and operational benefits;

●
the potential for pandemics, or a resurgence of a pandemic, to adversely affect our business, financial condition, liquidity or results of operations; and

●
future domestic and global economic conditions including, but not limited to, supply chain constraints, inflationary pressures or performance or geopolitical conditions, including the continuing conflicts in Europe, certain countries in South America, Northern Africa and in the Middle East and surrounding areas, and international trade and U.S. tariff policies and any anticipated effects of such factors on the pricing and availability of imported raw materials used in the production of our products.

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

PART I

Item 1.
Business

Unless the context otherwise requires, references in this Business section to “ADMA,” “ADMA Biologics,” the “Company,” “we,” “us” and “our” refer to ADMA Biologics, Inc., a Delaware corporation, as well as its wholly owned subsidiaries, ADMA BioManufacturing, LLC, a Delaware limited liability company (“ADMA BioManufacturing”), ADMA BioCenters Georgia Inc., a Delaware corporation (“ADMA BioCenters”) and ADMA Plasma Biologics, Inc., a Delaware corporation (“ADMA Plasma Biologics”).

Overview

We are a U.S. based end-to-end commercial biopharmaceutical company dedicated to manufacturing, marketing and developing specialty biologics for the treatment of immunodeficient patients at risk for infection and others at risk for certain infectious diseases. Our targeted patient populations include immune-compromised individuals who suffer from an underlying immune deficiency disorder or who may be immune-suppressed for medical reasons.

Through our ADMA BioManufacturing business segment, we currently have three products with U.S. Food and Drug Administration (the “FDA”) approval, all of which are currently marketed and commercially available: (i) ASCENIV (Immune Globulin Intravenous, Human – slra 10% Liquid), an Intravenous Immune Globulin (“IVIG”) product indicated for the treatment of Primary Humoral Immunodeficiency (“PI”), also known as Primary Immunodeficiency Disease (“PIDD”) or Inborn Errors of Immunity, in adults and adolescents, for which we received FDA approval in April 2019 and commenced first commercial sales in October 2019; (ii) BIVIGAM, an IVIG product indicated for the treatment of PI in adults and pediatric patients two years of age and older, and for which we received FDA approval in May 2019 and commenced commercial sales in August 2019; and (iii) Nabi-HB (Hepatitis B Immune Globulin, Human), which is indicated for the treatment of acute exposure to blood containing HBsAg and other listed exposures to Hepatitis B. We seek to develop a pipeline of plasma-derived therapeutics, including a product based on our most recently approved patent application under U.S. Patent Nos. 10,259,865 and 11,084,870 related to methods of treatment and prevention of S. pneumonia infection for an immunoglobulin manufactured to contain standardized antibodies to numerous serotypes of S. pneumoniae. We have successfully completed production of a pilot-scale batch and are conducting animal studies for our S. pneumoniae hyperimmune globulin program, SG-001. We anticipate submitting a pre-Investigational New Drug (IND) package to the FDA in fiscal year 2026, which could enable us to progress development of SG-001 directly into a registrational clinical trial. In September 2025, a Commissioner’s National Priority Voucher (CNPV) application was submitted, and if accepted and approved, could accelerate FDA review by two fiscal quarters or more. Our products and product candidates are intended to be used by physician specialists focused on caring for immune-compromised patients with or at risk for certain infectious diseases.

We manufacture these products at our FDA-licensed, plasma fractionation and purification facility located in Boca Raton, Florida with a peak annual processing capability of up to 600,000 liters (the “Boca Facility”). Based on current production yields, our completed and ongoing supply chain enhancements and capacity expansion initiatives, we believe this facility has the potential to produce sufficient quantities of our immune globulin (“IG”) products representing projected annual revenues greater than $635 million in 2026 and $775 million in 2027. These revenue targets translate to potential fiscal year 2026 and 2027 Adjusted Net Income exceeding $255 million and $315 million, respectively, and Adjusted EBITDA exceeding $360 million and $455 million, respectively.

In April 2025, the FDA approved our Prior Approval Supplement (the “PAS”) for our innovative yield enhancement production process (the “Yield Enhancement”) for both ASCENIV and BIVIGAM. This PAS approval amends the Biologics License Application (“BLA”) approvals for ASCENIV and BIVIGAM and will continue to be the process by which we will manufacture these products on a go-forward basis. The production methods approved in this PAS have started to result in additional bulk drug yield from the same starting raw material source plasma volumes. This innovative process has demonstrated an ability to increase ASCENIV and BIVIGAM production yields by 20% or more from the same starting source plasma volume. Fiscal year 2026 will be our first full year of yield-enhanced production, supporting anticipated sustained margin expansion.

As of December 31, 2025, our ADMA BioCenters subsidiary operated ten source plasma collection facilities in the U.S., all of which hold FDA licenses. This business unit, which we refer to as our Plasma Collection Centers business segment, provides us with the blood plasma required for the manufacture of our products, and also allows us to sell certain quantities of source and hyperimmune plasma to third-party customers for further manufacturing. In addition, as of December 31, 2025, three of our FDA-approved plasma collection centers had approvals from the Korean Ministry of Food and Drug Safety (“MFDS”), and ADMA BioCenters has FDA approval to operate a Hepatitis B immunization program. A typical plasma collection center, such as those operated by ADMA BioCenters, can collect approximately 30,000 to 50,000 liters of source plasma annually, which may be sold for different prices depending upon the type of plasma, quantity of purchase and market conditions at the time of sale. Plasma collected from ADMA BioCenters’ facilities that is not used to manufacture our products is sold to third-party customers in the U.S. and in other locations outside the U.S. where we are approved under supply agreements or in the open “spot” market.

In December 2025, we entered into an agreement for the divestiture of three of our plasma collection centers for an aggregate purchase price of $12.0 million. As of the date of this Annual Report on Form 10-K, two of the plasma collection centers have been sold to the purchaser. The closing of the third center is anticipated to occur in the first quarter of 2026. After the divestiture of all three centers, we will continue to own and operate seven FDA-approved plasma collection centers. In conjunction with the transactions, we entered into long-term plasma supply agreements with the purchaser of the three plasma collection centers, further diversifying our third-party high-titer plasma supply base. Collectively, these actions reflect a strategic and deliberate shift toward a more flexible, capital-efficient supply model and are expected to deliver accretive cost savings beginning in fiscal year 2026, improve capital efficiency, support increased ASCENIV production capacity, and provide durable plasma supply confidence through the late 2030s.

From time to time, we may provide contract manufacturing services for certain third-party clients. We also provide laboratory contracting services to certain customers and may provide contract filling, labeling and packing services utilizing our FDA-approved in-house fill-finish capabilities.

In July 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted, which includes numerous changes to existing tax law including extending or making permanent certain business provisions initially established under the 2017 Tax Cuts and Jobs Act, which were set to expire. The OBBBA permanently eliminates the requirement to capitalize and amortize U.S.-based research and experimental expenditures, making these expenditures fully deductible in the period incurred. The OBBBA also permanently extends recognition of the accelerated bonus depreciation on qualifying assets in the period acquired. In 2025, these provisions resulted in a reduction of current income tax liabilities and a corresponding reduction to income tax expense.

In July 2025, we completed the acquisition of real estate in Boca Raton, FL for a total purchase price of $12.6 million. This real estate purchase is intended to allow us to expand our production operations and related activities as well as provide for certain redundancies for ambient and cold-chain storage of raw materials, work-in-process and finished goods inventory.

Our Products

ASCENIV
ASCENIV is a plasma-derived IVIG product that contains naturally occurring polyclonal antibodies, which are proteins that are used by the body’s immune system to neutralize microbes, such as bacteria and viruses, and prevent against infection and disease. We manufacture ASCENIV under HHS License No. 2019 using a process known as fractionation. The Centers for Medicare and Medicaid Services (“CMS”) has issued a permanent, product-specific-J-code for ASCENIV. Under the Healthcare Common Procedure Coding System (“HCPCS”), the J-code (J1554) became effective in April 2021. As part of our proprietary manufacturing process for ASCENIV, we leverage our unique, patented plasma donor screening methodology and tailored plasma pooling design, which blends normal source plasma and plasma from donors tested to have high levels of neutralizing antibody titers to respiratory syncytial virus (“RSV”) using our proprietary microneutralization testing assay. We are able to identify the high-titer or “hyperimmune” plasma that meets our internal and required specifications for ASCENIV with our patented testing methods and assay. This type of high-titer plasma is typically found in less than 10% of the total donor collection samples we test.

ASCENIV is approved for the treatment of PIDD or PI, a class of inherited genetic disorders that causes a deficient or absent immune system in adults and adolescents (12 to 17 years of age). Our pivotal Phase 3 clinical trial in 59 PIDD patients met the primary endpoint of no Serious Bacterial Infections (“SBI”) reported during 12 months of treatment. Secondary efficacy endpoints further demonstrated the benefits of ASCENIV in the low incidence of infection, therapeutic antibiotic use, days missed from work/school/daycare and unscheduled medical visits and hospitalizations. We believe this clinical data together with the FDA approval for the treatment of patients diagnosed with PIDD better positions ADMA to potentially further evaluate ASCENIV in immune-compromised patients infected with or at-risk for RSV infection or potentially other respiratory viral pathogens at an appropriate time. Due to the COVID-19 pandemic, our plans were delayed. In the future, we may elect to work with the FDA and the immunology and infectious disease community to potentially design an appropriate clinical trial to evaluate the use of ASCENIV in this patient population. Commercial sales of ASCENIV commenced in October 2019 and in fiscal year 2023, we commenced manufacturing ASCENIV at the 4,400 Liter production scale. This expansion has improved the product’s margin profile and increased plant production capacity as fewer batches are needed to support our revenue goals. ASCENIV’s prescriber and patient base continued to expand during 2025, which drove record utilization and pull-through for this product. ADMA currently expects that this product’s rapid growth will continue throughout fiscal year 2026 and beyond.

In June 2025, we filed our supplemental Biologics License Application (“sBLA”) for the expansion of ASCENIV’s label to include the pediatric setting for patients who are two years and older and we anticipate potential FDA approval of the sBLA in the first half of fiscal year 2026.

BIVIGAM
BIVIGAM is a plasma-derived IVIG that contains a broad range of antibodies similar to those found in normal human plasma. These antibodies are directed against bacteria and viruses and help to protect PI patients against serious infections. BIVIGAM is a purified, sterile, ready-to-use preparation of concentrated human Immunoglobulin G antibodies indicated for the treatment of PI, a group of genetic disorders, in adults and pediatric patients two years of age and older. This includes, but is not limited to, the humoral immune defect in common variable immunodeficiency, X-linked agammaglobulinemia, congenital agammaglobulinemia, Wiskott-Aldrich syndrome and severe combined immunodeficiency. These PIs are a group of genetic disorders. Based on recent estimates, these disorders are no longer considered to be very rare, with as many as one in every 2,000 people in the United States having some form of PI.

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

Nabi-HB
Nabi-HB is a hyperimmune globulin that is rich in antibodies to the Hepatitis B virus. Nabi-HB is a purified human polyclonal antibody product collected from plasma donors who have been previously vaccinated with a Hepatitis B vaccine. Nabi-HB is indicated for the treatment of acute exposure to blood containing HbsAg, perinatal exposure of infants born to HbsAg-positive mothers, sexual exposure to HbsAg-positive persons and household exposure to persons with acute Hepatitis B virus infection in specific, listed settings. Hepatitis B is a potentially life-threatening liver infection caused by the Hepatitis B virus, which is a major global health problem. The Hepatitis B virus can cause chronic infection and places people at high risk of death from cirrhosis and liver cancer. Nabi-HB has a well-documented record of long-term safety and effectiveness since its initial market introduction. The FDA approved Nabi-HB in March 1999. Production of Nabi-HB at the Boca Facility has continued under our leadership since the third quarter of 2017. In early 2018, we received authorization from the FDA for the release of our first commercial batch of Nabi-HB for commercial distribution in the U.S. and we continue to manufacture Nabi-HB under U.S. License No. 2019.

Evaluation of ASCENIV in PIDD Patients

PIDD or PI, also known as Inborn Errors of Immunity, is a genetic disorder that causes a deficient or absent immune system, is caused by hereditary or genetic defects, and can affect anyone regardless of age or gender. PIDD patients are more vulnerable to infections and more likely to suffer complications from these infections. IVIG is a plasma-derived product that is used to prevent serious infections in patients with PIDD. It is comprised of polyclonal antibodies, which are proteins produced by B-cells that are used by the body’s immune system to neutralize foreign objects such as bacteria and viruses. There are approximately 150,000 to 250,000 diagnosed PIDD patients in the U.S., approximately half of whom are treated with IVIG regularly. As reported in the 2024 U.S. Fractionation Market Report, the U.S. sales of immune and hyperimmune globulin products for all its uses were reported to be approximately $13 billion in 2024 and are expected to exceed $30 billion by 2033.

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

RI-002 demonstrated positive results in the Phase III study in patients with PIDD, meeting its primary endpoint of no SBIs reported. RI-002 was administered in a total of 793 infusions with zero serious adverse events to 59 patients in nine treatment centers throughout the U.S. These results, included in our BLA, exceed the requirement specified by FDA guidance of ≤ 1 serious infection per patient-year.

In February 2015, at the 2015 American Academy of Allergy, Asthma & Immunology Annual Meeting, scientific investigators reported on the secondary outcomes that included: a total of 93 days, or 1.66 days per patient per year lost from work or school due to infection; one hospitalization due to an infection of only five days duration in the entire study and Immune Globulin (“IgG”) trough levels above those required by the FDA for IVIG products. Additionally, there was a marked increase in all of the measured specific anti-pathogen antibodies in PK subjects (n=31). The mean of maximum fold increases in specific antibody levels after infusion of RI-002 ranged from 1.9 fold (S. pneumonia type 19A) to 5.3 fold (RSV), which were statistically significant fold increases from the pathogen’s specific measured baselines. The safety profile of ASCENIV is comparable to that of other immunoglobulins.

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

In October 2019, we announced the successful treatment of ASCENIV in two children suffering with RSV through our compassionate use program. The two immunocompromised children admitted to the Mayo Clinic each were diagnosed with T-cell lymphoblastic lymphoma. Both patients were undergoing delayed intensification chemotherapy and each were diagnosed with RSV Lower Respiratory Tract Infection (“LRTI”). Both children were treated with ASCENIV under an emergency use FDA IND protocol.

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

Plasma Collection Operations

Through December 31, 2025, ADMA BioCenters operated a total of ten U.S.-based plasma collection facilities, all of which are FDA licensed to collect source and high-titer RSV plasma. As of the date hereof, ADMA BioCenters operates a total of eight plasma collection facilities. As noted above, following the divestiture of the third plasma collection center to a third-party buyer expected to occur in the first quarter of 2026, we will continue to own and operate seven plasma collection centers. Currently, one facility has also received approval from MFDS and ADMA BioCenters has FDA approval to implement a Hepatitis B immunization program. Source plasma that is collected from our FDA-licensed facilities provides us with blood plasma for the manufacture of our products. A typical plasma collection center, such as those operated by ADMA BioCenters, can collect approximately 30,000 to 50,000 liters of source plasma annually, which may be sold for different prices depending upon the type of plasma, quantity of purchase, and market conditions at the time of sale. Plasma collected from ADMA BioCenters’ facilities that is not used to manufacture our products or product candidates are sold to third-party customers in the U.S. and other international locations where we are approved under supply agreements or in the open “spot” market.

Our Strategy

Our goal is to be a leader in manufacturing, marketing and developing specialty biologics that are intended to extend and enhance the lives of individuals who are naturally or medically immune-compromised. The key elements of our strategy for achieving this goal are as follows:

●
Continue to expand the commercial production and distribution network of, and access for, our IG products and notably drive a revenue mix shift favoring sales of ASCENIV for the treatment of patients with PI. We continue to enhance our recruiting initiatives and expand our existing specialty commercial sales force and commercial-facing organization to market ASCENIV and BIVIGAM to appropriate sites of care, including home healthcare infusion facilities, hospitals, physician offices/clinics and other specialty treatment and infusion center organizations. We also anticipate staffing our Company with additional personnel for patient support, medical affairs, quality assurance, quality control, inventory management, regulatory affairs, manufacturing, scientific affairs and third-party reimbursement. Targeted field execution, expanded medical education, and patient engagement initiatives supported accelerating ASCENIV utilization while maintaining cost discipline in fiscal year 2025, and we anticipate continuing such initiatives in fiscal year 2026, which should position us for expanding operating leverage and margin growth. Furthermore, multiple, independent sets of real-world outcomes data generated during fiscal year 2025 reinforce ASCENIV’s clinical differentiation. Statistically significant reductions in infection rates observed in an investigator-initiated analysis support physician confidence, payer engagement, and expanded medical education initiatives expected to further drive utilization in 2026. We currently use and may continue to partner with a network of national distributors to fulfill orders for ASCENIV and BIVIGAM, and in 2026 we anticipate further diversification of our distribution and customer network, supporting expanded reach and continued growth for both ASCENIV and BIVIGAM.

●
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

●
Improve the Boca Facility’s and ADMA BioCenters’ supply, operating efficiencies, yields and gross margins. In 2025, we commercialized our FDA-approved, biologic production yield enhancement initiative to capture additional IG production yields from our manufacturing process with the same quantities of starting raw material. This innovative process has demonstrated an ability to increase production yields by approximately 20% from the same starting plasma volume. Fiscal year 2026 will be our first full year of yield-enhanced production, supporting sustained gross margin expansion and increasing earnings power. During 2021, we received FDA approvals for our 4,400L expanded IVIG production scale, as well as our in-house fill-finish and related operations production line using our aseptic filling machine and substantially all of our production batches are currently being produced at the expanded 4,400 Liter scale. This expansion has improved the product’s margin profile and increased plant production capacity as fewer batches are needed to support revenue goals. We have entered into long-term plasma supply agreements with the purchaser of our three centers, and we currently have access to an aggregate of approximately 280+ plasma collection centers both internally and through such third-party agreements. Our procurement of RSV plasma primarily from third parties reflects a deliberate shift toward a more flexible, capital-efficient supply model which is expected to deliver accretive cost savings beginning in fiscal year 2026, improve capital efficiency, support increased ASCENIV production capacity, and provide durable supply confidence through the late 2030s.

●
Continue to broadly implement innovative AI Program, ADMAlytics, to improve efficiencies across our supply chain, production and commercial operations. In February 2024, we announced the successful initial use of our Artificial Intelligence (AI) program, named ADMAlytics. ADMAlytics combines AI and machine learning to improve and predict outcomes for supply chain, production and commercial operations. In early 2024, we successfully produced our first batch of ASCENIV utilizing our innovative ADMAlytics software to prospectively automate and realize efficiency improvements to plasma pooling during commercial manufacturing. In the third quarter of 2024, we successfully expanded implementation of ADMAlytics to our commercial division. When fully implemented and optimized, ADMAlytics is expected to further enhance our commercial growth strategy. The benefits of ADMAlytics include increased production efficiency, enhanced visibility into the 7–12-month manufacturing process, optimized commercial planning, streamlined plasma pooling, and reduced variability and personnel hours. These efficiencies are expected to further benefit our forward-looking earnings growth outlook.

●
Label expansion. Upon regulatory approval, the ongoing post-marketing clinical study of ASCENIV, which has successfully completed enrollment, may provide a label expansion opportunity to include pediatric-aged PI patients as well as additional publications supporting product safety. In June 2025, we filed our sBLA for the expansion of ASCENIV’s label to include the pediatric setting for patients who are two years and older and we anticipate potential FDA approval in the first half of 2026.

●
Expand and develop our pipeline with additional specialty plasma and/or hyperimmune immunoglobulin products. Our core competency is in the development, manufacturing, testing and commercialization of plasma-derived therapeutics. We believe there are a number of under-addressed medical conditions for which plasma-derived therapeutics may be beneficial. Utilizing our intellectual property patents, which include our proprietary testing assay and other standardization methods and technologies, we have identified potential new product candidates that we may advance into preclinical activities. As part of expanding our product pipeline, we are developing an S. pneumonia hyperimmune globulin, and in 2024 we successfully produced a pilot-scale batch of this pipeline program, named SG-001. We are currently conducting animal studies for SG-001, and anticipate submitting a pre-IND package to the FDA in fiscal year 2026, which could enable us to progress development of SG-001 directly into a registrational clinical trial and further strengthen our long-term pipeline outlook. In September 2025, a CNPV application was submitted and, if accepted, could accelerate FDA review by two fiscal quarters or more. S. pneumonia is the predominant cause of community-acquired pneumonia in the U.S., ranking as the ninth leading cause of overall mortality. We believe the strategic importance and unmet need are evident in both the prophylactic and therapeutic settings where documented anti-infective resistance is on the rise. Approximately one million U.S. adults contract pneumococcal pneumonia annually, resulting in 400,000 hospitalizations and a 5-7% mortality rate, of which approximately 7,000 deaths annually are attributable to anti-infective resistance. Despite vaccine availabilities, vaccine-naive and immune-compromised patient populations remain at risk and could potentially benefit from the immediately available neutralizing antibodies conferred with a hyperimmune globulin in both the in-patient and out-patient treatment settings. We estimate that an S. pneumonia hyperimmune globulin, if approved, has the potential to generate peak annual revenue of $300-500 million.

Primary Immunodeficiency Disease

PIDD is a class of hereditary disorders characterized by defects in the immune system, due to either a lack of necessary antibodies or a failure of these antibodies to function properly. According to the World Health Organization, there are over 150 different presentations of PIDD. As patients suffering from PIDD lack a properly functioning immune system, they typically receive monthly, outpatient infusions of IVIG therapy. Without this exogenous antibody immune support, these patients would be susceptible to a wide variety of infectious diseases. PIDD has an estimated prevalence of 1:2,000 in the U.S., or approximately 150,000 to 250,000 people. As reported in the 2024 U.S. Fractionation Market Report, the U.S. sales of immune and hyperimmune globulin products for all its uses were reported to be approximately $13 billion in 2024 and are expected to exceed $30 billion by 2033.

As most patients with PIDD present with infections, the differential diagnosis and initial investigations for an underlying immune defect are typically guided by the clinical presentation. In subjects with PIDD, individual infections are not necessarily more severe than those that occur in a normal host. Rather, the clinical features suggestive of an immune defect may be the recurring and/or chronic nature of infections with common pathogens that may result in end organ damage, such as bronchiectasis. In addition, subjects with PIDD will often respond poorly to standard antimicrobial therapy or they may have repeated infections with the same pathogen. The virulence of the infecting organism should also be considered, and a subject’s immune competence should be questioned when invasive infections are caused by low virulence or opportunistic pathogens. For example, infection with the opportunistic pathogens Pneumocystis jiroveci (previously Pneumocystis carinii) or atypical mycobacteria should prompt an investigation for underlying immunodeficiency. Typical clinical presentations for subjects with PIDD are:

●
antibody deficiency and recurrent bacterial infections;

●
T-lymphocyte deficiency and opportunistic infections;

●
other lymphocyte defects causing opportunistic infections;

●
neutrophil defects causing immunodeficiency; and

●
complement deficiencies.

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

●
Red blood cells – Used to carry oxygen from the lungs to the body;

●
White blood cells – Used by the immune system to fight infection;

●
Platelets – Used for blood clotting; and

●
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

Plasma is collected using a process known as “plasmapheresis.” During plasmapheresis, a donor’s blood is drawn into a specialized medical device that separates the plasma component through centrifugation and then returns the other blood components back into the donor’s bloodstream. Plasmapheresis is performed utilizing an FDA-authorized, automated device with a sterile, self-contained collection kit. The plasma that is collected is known as “normal source plasma.” There are over 1,000 plasma donation centers in the U.S. As noted in a variety of plasma industry trade reports and related conferences, approximately 55.4 million liters of source plasma were collected in the U.S. in 2023. In the U.S., a donor may donate plasma a maximum of two times during any seven-day period, with at least two days in between donations. Plasma donation centers in the U.S. typically pay donors $50 to $100 per donation and some donors with rare or high antibody levels can be paid more.

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

Immune globulins can be administered in three ways: intramuscularly, intravenously or subcutaneously. IVIG principally contains antibodies and, as such, provides passive immunization for individuals who are immune-deficient or who have been exposed to various infectious agents. IVIG is used therapeutically in a variety of immunological diseases/deficiencies, such as PIDD, idiopathic thrombocytopenic purpura, Guillain-Barré syndrome, Kawasaki disease, bone marrow transplant, and chronic inflammatory demyelinating polyneuropathy. We are aware that other companies are also evaluating IVIG in a clinical trial for the treatment of Alzheimer’s disease. Additionally, IVIG is also used as therapy in a variety of other diseases that do not involve primary or secondary immune deficiencies, such as multiple sclerosis, skin disease, and asthma. We may not promote any of our products for uses for which FDA has not provided BLA approval. Among the various IVIG products, there are only 14 labeled indications approved by the FDA. However, medical literature identifies at least 150 evidence-based uses for IVIG, of which approximately 60 are currently included on lists of reimbursable uses by Medicare and other healthcare plans. This provides opportunities for new product development and submissions to potentially expand the label for our existing products, to the extent supported by relevant data.

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

As reported in the 2024 U.S. Fractionation Market Report, the U.S. sales of immune and hyperimmune globulin products for all its uses were reported to be approximately $13 billion in 2024 and are expected to exceed $30 billion by 2033. IVIG products are used to treat primary immune deficiencies, certain autoimmune diseases, and other illnesses for immune-compromised patients and certain neuropathy indications. New research and data, secondary immune deficiencies, additional labeled indications, an aging population and emerging countries with new markets are all adding to the worldwide demand and growth of IVIG utilization.

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

Through December 31, 2025, ADMA BioCenters operated a total of ten U.S.-based plasma collection facilities, all of which are FDA-licensed to collect source and high-titer RSV plasma. As of the date hereof, ADMA BioCenters operates a total of eight plasma collection facilities. All of ADMA BioCenters’ facilities are FDA-licensed, and the remaining facilities should allow the Company to continue to be self-sufficient for its raw material normal source plasma supply to produce its commercial IG product portfolio. One of our ADMA BioCenters plasma collection facilities also has approval from the South Korean MFDS and ADMA BioCenters has licensure from the FDA for the collection and sale of Hepatitis B hyperimmune plasma obtained from immunized donors. At the present time, we do not plan to build additional plasma collection facilities, but we continue to have third-party supply contracts in place, primarily for RSV plasma to support the manufacturing of ASCENIV, to augment our vertically integrated plasma collections.

Pursuant to the terms of a Plasma Purchase Agreement dated as of November 2011 (the “2011 Plasma Purchase Agreement”), we agreed to purchase from our former contract manufacturer an annual minimum volume of source plasma containing antibodies to RSV to be used in the manufacture of ASCENIV. We must purchase a to-be-determined and agreed upon annual minimum volume from the counterparty, and under the original 2011 Plasma Purchase Agreement we were permitted to also collect high-titer plasma from up to five wholly owned ADMA plasma collection facilities. During 2015, we amended the 2011 Plasma Purchase Agreement to (i) allow us to collect our raw material high-titer plasma from any number of wholly owned ADMA plasma collection facilities and (ii) allow us to purchase our raw material high-titer plasma from other third-party collection organizations, in each case, provided that the annual minimum volumes from our former contract manufacturer were met, thus allowing us to expand our reach for raw material supply as we execute our commercialization plans for ASCENIV. In December 2018, our former contract manufacturer assigned its rights and obligations under the 2011 Plasma Purchase Agreement to Grifols Worldwide Operations Limited (“Grifols”) as its successor-in-interest, effective January 2019. Effective October 1, 2024, we entered into an Amended and Restated Plasma Purchase Agreement with Grifols (the “A&R Grifols Agreement”) with a term expiring in September 2039, after which it may be renewed for two additional multi-year periods if agreed to by the parties. Pursuant to the A&R Grifols Agreement, Grifols supplies, on a non-exclusive basis, to ADMA BioManufacturing a minimum of 35,000 liters of RSV plasma annually to be used in the manufacture of ASCENIV, with an escalating price per liter depending on the volume supplied in a given 12-month period, with a minimum annual price increase every 12 months. Additionally, Grifols will be entitled to receive a fixed bonus payment in the event that a specified liter amount of high-titer plasma is supplied to us in any 12-month period during the term of the A&R Grifols Agreement.

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

The A&R Grifols Agreement, the KEDPlasma Agreement, our other plasma agreements with third parties and ADMA’s collection centers should allow us to source high-titer plasma from approximately 280+ collection centers in the U.S.

In June 2017, we entered into a Plasma Supply Agreement with our former contract manufacturer, pursuant to which the counterparty supplies, on an exclusive basis subject to certain exceptions, to ADMA BioManufacturing an annual minimum volume of hyperimmune plasma that contain antibodies to the Hepatitis B virus for the manufacture of Nabi-HB. The Plasma Supply Agreement has a ten-year term. In July 2018, the Plasma Supply Agreement was amended to provide, among other things, that in the event the counterparty elects not to supply in excess of ADMA BioManufacturing’s specified amount of Hepatitis B plasma and ADMA BioManufacturing is unable to secure Hepatitis B plasma from a third party at a price which is within a low double digit percentage of the price which ADMA BioManufacturing pays to the counterparty, then the counterparty shall reimburse ADMA BioManufacturing for the difference in price ADMA BioManufacturing incurs. In December 2018, our former contract manufacturer assigned its rights and obligations under the Plasma Supply Agreement to Grifols, effective January 2019.

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

Efforts to generate increased market awareness for our products include attending and presenting scientific information at medical conferences, as well as sponsoring medical education symposiums. We have also hired a specialty sales force consisting of account managers, medical science liaisons and other customary scientific, medical and detail representatives to market our products to hospitals, physician offices/clinics, and other specialty treatment organizations as applicable. In addition, we have expanded staffing efforts with additional personnel for patient support, medical affairs, quality assurance, regulatory affairs, scientific affairs, third-party reimbursement, inventory and logistics, human resources and financial and operational management. We may also use a network of national and regional distributors to assist with order fulfillment for BIVIGAM and ASCENIV for use by healthcare professionals and hospitals.

Pursuant to our Manufacturing, Supply and License Agreement effective as of December 2012, we granted to Biotest AG (“Biotest”) an exclusive license to market and sell ASCENIV in Europe and in certain countries in Northern Africa and the Middle East (the “Territory”), to have access to our testing services for testing of Biotest’s plasma samples using our proprietary RSV assay, and to reference (but not access) our proprietary information for the purpose of Biotest seeking regulatory approval for ASCENIV in the Territory. As consideration for the license, Biotest provided us with certain in-kind services and also compensated us with cash payments upon the completion of certain milestones. Biotest is also obligated to pay us an adjustable royalty based on a percentage of revenues from the sale of ASCENIV in the Territory for 20 years from the date of first commercial sale.

Major Customers

For the year ended December 31, 2025, two customers, BioCare, Inc. (“BioCare”) and Priority Healthcare Distribution, Inc. (“CuraScript”), represented an aggregate of approximately 73% of our consolidated revenues.

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

Patents related to our immune globulin product ASCENIV include U.S. Patent No. 9,107,906, which covers compositions comprising pooled plasma, as well as immunoglobulin prepared therefrom, that contains a standardized, elevated titer of RSV neutralizing antibodies and elevated levels of antibodies specific for one or more other respiratory pathogens, as well as methods of making and using the compositions. U.S. Patent Nos. 9,714,283; 9,815,886; 9,969,793; 10,683,343; 11,339,206; 11,780,906 and 12,473,351, encompassing immunotherapeutic compositions and immunotherapeutic methods proprietary to us, also relate to ASCENIV. Additional U.S. and numerous foreign patents and patent applications also pertain to this technology.

We also hold intellectual property, including patents and patent applications, related to immunotherapeutic compositions and immunotherapeutic methods for the treatment and prevention of S. pneumonia infection. U.S. Patent Nos. 10,259,865; 11,084,870 and 11,897,943, each with a term through 2037, pertain to various aspects of this technology. Additional U.S. and numerous foreign patent applications also relate to this technology.

We continue to prepare, file, and prosecute patent applications to provide broad and strong protection of our proprietary rights, including applications focused on existing and future products.

We are party to certain license agreements that grant us rights to patents and patent applications that are or may become material to our commercial products and development programs. Under these agreements, we are generally obligated to pay annual royalties.

We seek to enhance and ensure our competitive position through a variety of means, including our unique and proprietary plasma donor selection criteria, our proprietary formulation methodologies and proprietary reagents, controls, testing standards, standard operating procedures and methods used in our anti-RSV microneutralization assay. While we intend to vigorously defend against threats to our intellectual property, litigation can be costly and there can be no assurance that our patents will be enforced or that our trade secret policies and practices or other agreements will adequately protect our intellectual property. We seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. These processes, systems, and/or security measures may be breached, and we may not have adequate remedies as a result of any such breaches. Third parties may also own or could obtain patents that may require us to negotiate licenses to conduct our business, and there can be no assurance that the required licenses would be available on reasonable terms or at all.

Our intellectual property strategy may not adequately protect our commercial products or development programs. Patents may expire earlier than anticipated, be invalidated, be found unenforceable, or fail to cover competitor products. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. We also seek to protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants, scientific advisors and contractors. Although we rely, in part, on confidentiality, nondisclosure, non-competition and invention assignment agreements with employees, consultants and other parties with access to our proprietary information to protect our trade secrets, proprietary technology, processes and other proprietary rights, there can be no assurance that these agreements or any other security measures related to such trade secrets, proprietary technology, processes and proprietary rights will be adequate, will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third parties will not otherwise gain access to our trade secrets or proprietary knowledge. To the extent that our consultants, contractors or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

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

Government Regulation and Product Approval

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon, among other things, the testing (preclinical and clinical), quality control, research and development, approval and post-approval monitoring and reporting, manufacturing, labeling, storage, recordkeeping, advertising, promotion, import, export, marketing, sales and distribution of our products and product candidates. If we do not comply with applicable requirements, we may be subject to enforcement actions, including civil penalties, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, fines, refusal by the government to approve our marketing applications and supplemental applications or to allow us to manufacture or market our products, and criminal prosecution, and we may be debarred or excluded from participation in government healthcare programs. These requirements are continually evolving. We and our manufacturers may also be subject to regulations under other federal, state and local laws.

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

●
completion of extensive preclinical laboratory tests, preclinical, nonclinical and formulation studies performed in accordance with the FDA’s Good Laboratory Practice (“GLP”) regulations and other applicable laws and regulations;

●
submission to the FDA of an IND application which must become effective before clinical trials may begin;

●
obtaining approval by an Institutional Review Board (“IRB”) at each clinical site before a clinical trial may be initiated at that site;

●
performance of adequate and well-controlled clinical trials meeting FDA requirements, commonly referred to as Good Clinical Practices (“GCP”), and other additional requirements for the protection of human research subjects and to establish the safety and efficacy of the product candidate for each proposed indication;

●
manufacturing of product in accordance with the FDA’s current Good Manufacturing Practices (“cGMP”) to be used in the clinical trials and providing manufacturing information needed in regulatory filings (this facility must be approved by FDA prior to commercial distribution of a product);

●
submission of a BLA to the FDA for marketing approval that includes substantial evidence of safety, purity and potency from results of clinical trials; the results of preclinical testing; detailed information about the Chemistry, Manufacturing, and Controls (“CMC”) and proposed labeling and packaging for the product candidate;

●
satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the product candidate is produced, and potentially other involved facilities as well, to assess compliance with cGMP regulations and other applicable regulations;

●
satisfactory completion of potential FDA inspections of the preclinical study and clinical trial sites that generate the data in support of the BLA; and

●
FDA review and approval of a BLA prior to any commercial marketing, sale or shipment of the product, including agreement on post-marketing commitments, and compliance with any post approval commitments, such as Risk Evaluation and Mitigation Strategies (“REMS”) and post approval studies required by the FDA.

The testing, review and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all. We may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us from marketing our product candidates. In addition, the FDA may limit the indications for use or place other conditions on any approvals that could restrict the commercial application of our products. FDA may also conduct inspections, both remotely or in person, of our facilities or the facilities of our contractors, both during product development and following approval. Any findings from those inspections could materially impact our business.

Pre-Clinical Studies
Prior to commencing the first clinical trial at a United States investigational site, we must submit manufacturing and analytical data, pre-clinical or nonclinical data from studies conducted in accordance with GLP and clinical trial plans, among other information, to the FDA as part of an IND application. In 2025, however, the FDA announced a plan to reduce animal testing, with an initial focus on monoclonal antibodies. Subject to certain exceptions, an IND becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, issues a clinical hold to delay a proposed clinical investigation due to concerns or questions about the product or the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during trials due to safety concerns or non-compliance.

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

●
Phase I clinical trials are initially conducted in a limited population to test the product candidate for safety, dose tolerance, absorption, metabolism, distribution and excretion in healthy humans or, on occasion, in patients, such as cancer patients.

●
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

●
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

Before approving a marketing application, the FDA typically will inspect (remotely or in-person) the facility or facilities where the product is manufactured, referred to as a Pre-Approval Inspection, as well as one or more clinical trial sites. The FDA will not approve a product candidate unless cGMP compliance is satisfactory.

After the FDA conducts its in-depth review of the application and after the inspection of the manufacturing facilities and clinical trial sites, the FDA issues either an approval letter or a Complete Response Letter (“CRL”). A CRL generally outlines the deficiencies in the submission and may also require additional clinical or other data, including one or more additional pivotal Phase III clinical trials. Even if such requested data are submitted, the FDA may ultimately decide that the BLA does not satisfy the criteria for approval and issue a denial of the BLA. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we do. If the FDA’s evaluations of the BLA, the clinical and manufacturing procedures and facilities are favorable, the FDA may issue an approval letter. If the evaluations are not favorable the FDA will issue a CRL, which may contain the conditions that must be met in order to secure final approval of the BLA. In 2025, the FDA started publicly releasing complete response letters after issuance, for both products that eventually obtained approval and products that have not yet received approval. If a CRL is issued, a company has up to 12 months to resubmit or withdraw the BLA, unless the FDA allows for an extension as requested by a sponsor. If a CRL is issued, resubmissions for original applications and supplements of different types are subject to varying agency review procedures and review timing goals. For example, upon the resubmission of an original BLA application or efficacy supplement, CBER will classify the resubmission as either Class 1 (triggering a two-month review goal for the FDA) or Class 2 (triggering a six-month review goal for the FDA) depending on the circumstances. CBER also includes specific goals for review of manufacturing and labeling supplements, though in practice, FDA reviews may take longer than the stated goals.

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

Even if the FDA approves a product, it may limit the approved indications or populations for use of the product, require that contraindications, warnings, or precautions be included in the product labeling, including a boxed warning, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms under a REMS, which may be required upon or following approval. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing can materially affect the potential market and profitability of the product. The FDA may also not approve label statements that are necessary for successful commercialization and marketing. Products may be marketed only for the FDA-approved indications and in accordance with the FDA-approved label. The FDA does not allow drugs to be promoted for “off-label” uses – that is, uses that are not described in the product’s approved labeling and that differ from those that were approved by the FDA. Furthermore, the FDA generally limits approved uses to those studied in clinical trials. If there are any modifications to the product, including changes in indications, other labeling changes, or manufacturing processes or facilities, we may be required to submit for and obtain FDA approval of a new BLA or BLA supplement, which may require us to develop additional data or conduct additional preclinical studies and clinical trials, and/or require additional manufacturing data.

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

Manufacturers and certain other entities involved in the manufacturing and distribution of approved products are required to register their establishments with the FDA and certain state agencies, list the manufactured products to the FDA, and are subject to periodic unannounced inspections (which may be remote or in-person) by the FDA and certain state agencies for compliance with cGMP and other laws. The cGMP requirements apply to all stages of the manufacturing process, including the production, processing, sterilization, packaging, labeling, storage and shipment of the product. Manufacturers must establish validated systems to ensure that products meet specifications and regulatory standards and test each product batch or lot prior to its release. The information that must be submitted to FDA regarding manufactured products was expanded through the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act to include the volume of drugs produced during the prior year. For biologics products subject to lot release, for each product lot the applicant must submit materials related to that lot to the FDA prior to that lot being released for distribution.

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

The commercial distribution of prescription drugs (including biological drug products) is subject to the DSCSA, which regulates the distribution of the products at the federal level and sets certain standards for federal or state registration and compliance of entities in the supply chain (manufacturers and repackagers, wholesale distributors, third-party logistics providers, and dispensers). The DSCSA preempts previously enacted state pedigree laws and the pedigree requirements of the Prescription Drug Marketing Act “PDMA”). Trading partners within the drug supply chain must now ensure certain product tracing requirements are met and are required to exchange certain transaction-related information in an electronic and an interoperable form. Further, the DSCSA limits the distribution of prescription pharmaceutical products and imposes requirements to ensure overall accountability and security in the drug supply chain, including requirements related to the detection and investigation of suspect and illegitimate products. The distribution of product samples continues to be regulated under the PDMA.

FDA post-approval requirements are continually evolving. For example, in March 2020, the U.S. Congress passed the CARES Act, which includes various provisions regarding FDA drug shortage and manufacturing volume reporting requirements, as well as provisions regarding supply chain security, such as risk management plan requirements, and the promotion of supply chain redundancy and domestic manufacturing. As part of the CARES Act implementation, the FDA issued a guidance on the reporting of the volume of drugs produced, which reporting will require additional administrative efforts by drug manufacturers. Executive orders have also been issued to encourage domestic manufacturing. With respect to U.S. domestic manufacturing, the President has issued executive orders, and the FDA had taken certain actions intended to facilitate and streamline the development of U.S. manufacturing while also increasing the regulatory oversight of foreign manufacturing facilities.

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

Companies are required to supply sufficient information that balances the risks of a product in its marketing and promotional materials. In 2023, the FDA implemented several measures in the advertising and promotional areas. These included the issuance of a final rule and a guidance on the disclosure of risks and effectiveness in direct-to-consumer advertising, as well as a guidance on the dissemination of off-label scientific data about approved products. In 2025, the FDA increased its enforcement activity regarding promotion and advertising, both in the areas of promotional statements to healthcare providers and direct to consumer advertising.

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

Regulation of ADMA BioCenters
With some limited exceptions, all blood and blood product collection and manufacturing centers which engage in interstate commerce must be licensed by and registered with the FDA and must list their products. In order to achieve licensure, the organization must submit a BLA and obtain BLA approval prior to distribution of any product. The approval of the BLA requires passage of an FDA inspection. ADMA BioCenters has completed these requirements and holds an FDA license for all of its plasma collection facilities for source plasma. In order to maintain an FDA license, under FDA guidance each such facility operated by ADMA BioCenters will be inspected within the first year of operations and then at least every two years (or more frequently) and must meet certain regulatory requirements. ADMA BioCenters is also required to submit annual reports to the FDA, as well as reports of fatalities related to blood and blood component collection or transfusion. Establishments must also comply with the FDA’s regulatory standards which include a variety of requirements related to, among other areas, cGMPs, deviation investigation and reporting, donor screening and product testing, as well as product labeling. Facilities must further ensure that all tests and equipment that are used are appropriate for their intended use, which may include FDA clearance and/or approval of the applicable test or equipment.

Blood plasma collection, testing and manufacturing centers are also subject to the Clinical Laboratory Improvement Amendments (“CLIA”), state licensure and compliance with industry standards such as the International Quality Plasma Program. Compliance with state and industry standards is verified by means of routine inspection. State requirements may differ significantly from federal requirements, which may complicate compliance efforts. We believe that our existing ADMA BioCenters facilities are currently in compliance with state and industry standards. Delays in obtaining, or failures to maintain, regulatory approvals for any facilities operated by ADMA BioCenters would harm our business. In addition, we cannot predict what adverse federal and state regulations and industry standards may arise in the future.

Foreign Regulation
In addition to regulations in the U.S., if we choose to pursue clinical development and commercialization in the European Union, we will be subject to a variety of foreign regulations governing clinical trials, manufacture, authorization and commercial sales and distribution of any future product. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. Further, any approval from the FDA does not mean we will receive comparable approvals in other countries. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

Under European Union regulatory systems, marketing authorizations may be submitted either under a centralized, decentralized or national or mutual recognition procedure. The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all European Union member states following the submission of a single application to the European Medicines Agency. The decentralized procedure provides for approval by one or more “concerned” member states based on an assessment of an application led and coordinated by one member state, known as the “reference” member state. Under the decentralized approval procedure, an applicant submits materially the same application, or dossier, and related materials to the reference member state and concerned member states in parallel. The reference member state coordinates the preparation of a draft assessment report and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report, each concerned member state must decide whether to approve the assessment report and related materials. If the concerned member states have concerns about the assessment report, questions can be sent to the applicant. If at day 210 no consensus is reached as to whether the product should be approved, the disputed points are referred to the Coordination Group for Mutual Recognition and Decentralised Procedures – Human (CMDh) and if necessary, to the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency's (EMA) for arbitration in the case of unsolved disagreement. This decision is binding on all member states. Where consensus is reached on the authorization of the product, the member states involved in the procedure grant national marketing authorizations in line with the agreed assessment report. In addition to the centralized procedure and the decentralized procedure, it may also be possible to obtain a marketing authorization for one single member state through a national procedure. The mutual recognition procedure provides for mutual recognition of national approval decisions in other member states through a shortened procedure. Under this procedure, the holder of a national marketing authorization may submit an application to any other member states for recognition of the first authorization. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval, refuse it or request additional information. Changes have recently been agreed that will make substantial amendments to the regulatory framework, which could impact these procedures.

Pharmaceutical Pricing and Reimbursement of Our Products
In the United States, our activities are potentially subject to additional regulation by various federal, state and local authorities in addition to the FDA, including CMS, other divisions of HHS (e.g., the Office of Inspector General), the U.S. Department of Justice (“DOJ”) and individual U.S. Attorneys offices within the DOJ, and state and local governments. If a drug product is reimbursed by Medicare or Medicaid, pricing and rebate programs must comply with, as applicable, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 as well as the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 (the “OBRA”), the Veterans Health Care Act of 1992 (the “VHCA”), Deficit Reduction Act of 2005, Patient Protection and Affordable Care Act (the “ACA”), and the Inflation Reduction Act of 2022, each as amended. Among other things, the OBRA requires drug manufacturers to calculate and report complex pricing metrics used to determine rebates paid on prescription drugs to state Medicaid programs. Under the VHCA, drug companies are required, as a condition of payment by certain federal agencies and the Medicaid program, to offer “covered drugs” (including all drugs approved under an NDA) at no more than a statutory ceiling price, calculated based on a manufacturer’s required price calculations, to four federal agencies, including the U.S. Department of Veterans Affairs (“VA”), Indian Health Service, and Department of Defense (“DoD”), and the Public Health Service (“PHS”). Legislation subsequent to the VHCA has required that certain discounted prices under the VHCA also be offered for specified DoD purchases for its TRICARE program via a rebate system. Participation under the VHCA requires submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulation.

Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to criminal and civil sanctions,  including criminal fines, civil monetary penalties and damages, exclusion from participation in federal healthcare programs (including Medicare and Medicaid), suspension and debarment from participation in government procurement and non-procurement programs, and refusal of orders under existing government contracts, disgorgement, corporate integrity agreements and deferred- or non-prosecution agreements, which impose, among other things, rigorous operational and monitoring requirements on companies, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

In order to distribute products commercially, we must comply with state laws that require the registration of manufacturers and wholesale distributors of pharmaceutical products in a state, including, in some states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Several states and localities have enacted legislation requiring pharmaceutical companies to, among other things, establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing specified physician prescribing data to pharmaceutical companies for use in sales and marketing, and to prohibit other specified sales and marketing practices. Additionally, some states have enacted laws that cap increases in prices charged for drugs in that state. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws.

All sales in the U.S. of BIVIGAM, ASCENIV and Nabi-HB depend in part upon the availability of reimbursement from third-party payers. Third-party payers include government health programs, managed care providers, private health insurers and other organizations. Our products are reimbursed or purchased under several government programs, including Medicaid, Medicare Parts B and D, the 340B Drug Pricing Program/Public Health Service program, and pursuant to an existing contract with the Department of Veterans Affairs. Medicaid is a joint state and federal government health plan that provides covered outpatient prescription drugs for low-income and disabled individuals. Under Medicaid, drug manufacturers pay rebates to the states based on utilization data provided by the states. CMS has issued a permanent, product-specific-J-code for ASCENIV. Under the HCPCS, the J-code (J1554) became effective in April 2021.

Significant uncertainties exist as to the coverage and reimbursement status of our current products as well as any products for which we may obtain regulatory approval in the future. In the U.S., sales of BIVIGAM, ASCENIV and Nabi-HB, as well as any products for which we may receive regulatory approval for commercial sale will depend in part on the availability of coverage and reimbursement from third-party payers. Third-party payers include government authorities, managed care providers, private health insurers and other organizations. No uniform policy of coverage and reimbursement for drug products exists. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products will be made on a payer-by-payer basis. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payer separately, with no assurance that coverage and adequate reimbursement will be obtained. The process for determining whether a payer will provide coverage for a drug product may be separate from the process for setting the reimbursement rate that the payer will pay for the drug product. Third-party payers may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drugs for a particular indication. Third-party payers also may choose not to cover our products or implement measures such as prior authorizations and step-throughs to secure coverage and reimbursement. Moreover, a payer’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

Third-party payers are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. In order to obtain coverage and reimbursement for our current products and any product that might be approved for sale in the future, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of any products, in addition to the costs required to obtain regulatory approvals. Our current products may not be considered medically necessary or cost-effective. If third-party payers do not consider a product to be cost-effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit.

The U.S. government and state legislatures have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, limitations on coverage, increased rebates, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. For example, the ACA and the companion Healthcare and Education Reconciliation Act of 2010 (which together are referred to as the “Healthcare Reform Law”) contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs. Similarly, the Inflation Reduction Act of 2022 requires manufacturers of selected drugs to negotiate discounted prices with the Secretary of the Department of Health and Human Services. Failure to reach an agreement can subject manufacturers to an excise tax or withdraw of all drug products from coverage under Medicare and Medicaid. We have addressed additional reforms related to government pricing programs that could be relevant to our products below. These and any additional healthcare reform measures could further constrain our business or limit the amounts that federal and state governments will pay for healthcare products and services, which could result in additional pricing pressures. Adoption of government controls and measures and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals.

The marketability of our current products and any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payers fail to provide adequate coverage and reimbursement. In addition, the emphasis on cost containment measures in the U.S. has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Adoption of price controls and cost-containment measures, along with adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved product(s). Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products, less favorable coverage policies and reimbursement rates may be implemented in the future. Any reduction in reimbursement from Medicare and/or other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent the generation of revenue, attainment of profitability, or commercialization of products. In addition, it is possible that there will be further legislation or regulation that could harm our business, financial condition, and results of operations.

Government Price Reporting
Manufacturers participate in, and have certain price reporting obligations under, the Medicaid Drug Rebate Program, state Medicaid supplemental rebate program(s), and other governmental pricing programs. Effective for calendar quarters beginning January 1, 2022, manufacturers are required to report the average sales price for certain drugs under the Medicare Part B program regardless of whether the manufacturer participates in the Medicaid Drug Rebate Program. Previously, this reporting obligation extended only to manufacturers participating in the Medicaid Drug Rebate Program. Under this Program, manufacturers are required to pay a rebate to each state Medicaid program for covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available for their drugs under Medicaid and Part B of the Medicare program.

Medicaid rebates are based on pricing data reported by manufacturers on a monthly and quarterly basis to the CMS, the federal agency that administers the Medicaid and Medicare programs. This data includes the average manufacturer price and, in the case of innovator products, the best price for each drug, which, in general, represents the lowest price available from the manufacturer to any entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts, and other price concessions. The amount of the rebate is adjusted upward if the average manufacturer price increases more than inflation (measured by reference to the Consumer Price Index–- Urban ("CPIU")). Previously, the rebate was capped at 100% of the average manufacturer price, but, effective January 1, 2024, this cap on the rebate was removed, and our rebate liability could increase accordingly.

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

Congress could enact additional changes that affect our overall rebate liability and the information manufacturers report to the government as part of price reporting calculations. For example, the Inflation Reduction Act of 2022 implemented Medicare Part B inflation rebate, under which manufacturers would owe additional rebates if the average sales price of a drug were to increase faster than the pace of inflation.

Civil monetary penalties can be applied if a manufacturer (1) is found to have knowingly submitted any false pricing or other information to the government, (2) is found to have made a misrepresentation in the reporting of average sales price, or (3) fails to submit the required data on a timely basis. Such conduct also could be grounds for CMS to terminate a Medicaid Drug Rebate Program agreement, in which case federal payments may not be available under Medicaid or Medicare Part B for the manufacturer’s covered outpatient drugs.

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

The final regulation issued by HRSA, regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities has affected manufacturer obligations and potential liability under the 340B program. Any charge by HRSA that a manufacturer has violated the requirements of the regulation could result in civil monetary penalties. Moreover, under a final regulation effective January 13, 2021, HRSA established a new Administrative Dispute Resolution (“ADR”) process for claims by covered entities that a manufacturer has engaged in overcharging, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts. Such claims are to be resolved through an ADR panel of government officials rendering a decision that can be appealed to a federal court. An ADR proceeding could subject a manufacturer to onerous procedural requirements and could result in additional liability. HRSA also implemented a price reporting system under which manufacturers are required to report 340B ceiling prices on a quarterly basis to HRSA, which then publishes those prices to 340B covered entities. In addition, legislation could be passed that would further expand the 340B program to additional covered entities, or participating manufacturers could be required to agree to provide 340B discounted pricing on drugs used in an inpatient setting.

In order to be eligible to have their products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies, including the VA, DoD, Coast Guard, and PHS and grantees, manufacturers must participate in the VA Federal Supply Schedule (“FSS”) pricing program. Prices for innovator drugs purchased by the VA, DoD, Coast Guard, and PHS are subject to a cap (known as the “Federal Ceiling Price”) equal to 76% of the annual Non-Federal Average Manufacturer price (“non-FAMP”) minus, if applicable, an additional discount. The additional discount applies if non-FAMP increases more than inflation (measured by reference to the CPIU). In addition, in the second and subsequent year, the price also is capped at the prior year FSS contract plus CPIU. Manufacturers must also participate in the Tricare Retail Pharmacy Program, under which they pay quarterly rebates to DoD for prescriptions of innovator drugs dispensed to Tricare beneficiaries through Tricare Retail network pharmacies. The governing statute provides for civil monetary penalties for failure to provide information timely or for knowing submission of false information to the government.

Medicare Part D generally provides coverage to enrolled Medicare patients for self-administered drugs (i.e., drugs that are not administered by a physician). Medicare Part D is administered by private prescription drug plans approved by the U.S. government and subject to detailed program rules and government oversight. Each drug plan establishes its own Medicare Part D formulary for prescription drug coverage and pricing, which the drug plan may modify from time to time. The prescription drug plans negotiate pricing with manufacturers and pharmacies and may condition formulary placement on the availability of manufacturer rebates. For example, in January 2025, the Inflation Reduction Act implemented a new manufacturer discount program that requires participating manufacturers to provide discounts on applicable drugs in both the Initial Coverage and Catastrophic Coverage phases of the Part D benefit. The Inflation Reduction Act also implemented a Medicare Part D inflation rebate, under which manufacturers owe additional rebates if the average manufacturer price of a drug increases faster than the pace of inflation.

The Inflation Reduction Act further requires manufacturers of selected drugs to negotiate discounted prices with the Secretary of the Department of Health and Human Services. Failure to reach an agreement can subject manufacturers to an excise tax or withdrawal of all drug products from coverage under Medicare and Medicaid. This or any other legislative change could impact the market conditions for our products. We expect further continued scrutiny on government price reporting from Congress, federal agencies, and other bodies.

Group health plans, health insurance issuers, health maintenance organizations, other healthcare payers, and pharmacy benefit managers in the United States are adopting more aggressive utilization management techniques and are increasingly requiring significant discounts and rebates from manufacturers as a condition to including products on formulary with favorable coverage and cost-sharing. These payers may not cover or adequately reimburse for use of our products or may do so at levels that disadvantage them relative to competitive products. Outside the United States, within the EU, our products are paid for by a variety of payers, with governments being the primary source of payment. Government health authorities in the EU determine or influence reimbursement of products and set prices or otherwise regulate pricing. Negotiating prices with governmental authorities can delay commercialization of our products. Governments may use a variety of cost-containment measures to control the cost of products, including price cuts, mandatory rebates, value-based pricing and reference pricing (i.e., referencing prices in other countries or prices of competitive products and using those reference prices to set a price). Budgetary pressures in many EU countries are continuing to cause governments to consider or implement various cost-containment measures, such as price freezes, increased price cuts and rebates and expanded generic substitution and patient cost-sharing. Recently, several states also have enacted or are considering legislation intended to make drug prices more transparent and deter significant price increases that impose reporting requirements on biopharmaceutical companies. These laws may affect our future sales, marketing, and other promotional activities by imposing administrative and compliance burdens. Such laws also typically impose significant civil monetary penalties for each instance of reporting noncompliance that can quickly aggregate into millions of dollars.

U.S. Healthcare Reform
The containment of healthcare costs has become a priority of Federal and state governments, and the prices of drugs have been a focus in this effort. Changes in government legislation or regulation and changes in private third-party payers’ policies toward reimbursement for our products, if successfully developed and approved, may reduce reimbursement of our products’ costs to physicians, pharmacies, patients and distributors. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, payment of rebates, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could limit our net revenue and results for products, if any, we commercialize in the future.

The pricing and reimbursement environment for our products may change in the future and become more challenging due to state and federal healthcare reform measures. The American Recovery and Reinvestment Act of 2009 (“ARRA”), for example, allocated new federal funding to compare the effectiveness of different treatments for the same condition. The plan for the research was published in 2012 by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures are made to Congress. Although ARRA does not mandate the use of the results of comparative effectiveness studies for reimbursement purposes, the Comparative Effectiveness Research (CER) reports may impact the sales of any products for which we receive marketing approval or on the reimbursement policies of public and private payers if utilized to guide coverage decisions. It is possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of any product for which we receive marketing approval. For example, if third-party payers find our products not to be cost-effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

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

Additional legislative changes, regulatory changes, or guidance could be adopted, which may impact the marketing approvals and reimbursement for our product candidates. For example, there has been increasing legislative, regulatory, and enforcement interest in the United States with respect to drug pricing practices. There have been several Congressional inquiries and proposed and enacted federal and state legislation and regulatory initiatives designed to, among other things, bring more transparency to product pricing, evaluate the relationship between pricing and manufacturer patient assistance and support programs, permit government negotiation of Medicare pricing with manufacturers relative to certain international prices paid, and reform government healthcare program reimbursement methodologies for drug products. If healthcare policies or reforms intended to curb healthcare costs are adopted or if we experience negative publicity with respect to pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for any approved products may be limited, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted.

It is possible that the ACA, as currently enacted or may be amended in the future, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria and new payment methodologies and in additional downward pressure on coverage and payment and the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products. We cannot be sure whether additional legislative changes will be enacted in the U.S. or outside the U.S., or whether regulatory changes, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be.

Anti-Fraud and Abuse Laws
We are also subject to numerous fraud and abuse laws and regulations globally. In the U.S., there are a variety of Federal and state laws restricting certain marketing practices in the pharmaceutical industry pertaining to healthcare fraud and abuse, including anti-kickback laws and false claims laws. Our sales, marketing, patient support and medical activities may be subject to scrutiny under these laws. The U.S. Federal healthcare program Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving anything of value (“remuneration”) to induce (or in return for) the referral of business, including the purchase, recommendation or prescription of a particular drug reimbursable under Medicare, Medicaid or other federally financed healthcare programs. The statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and patients, prescribers, purchasers and formulary managers on the other. The Beneficiary Inducement Civil Monetary Penalties Law imposes similar restrictions on interactions between pharmaceutical manufacturers and federal healthcare program beneficiaries. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common manufacturer business arrangements and activities from prosecution and administrative sanction, the exceptions and safe harbors are drawn narrowly and are subject to regulatory revision or changes in interpretation by the DOJ, and the Office of Inspector General of the U.S. Department of Health and Human Services (“OIG”). Recent regulations eliminate the discount safe harbor protection for manufacturer rebates paid directly, or indirectly through a Pharmacy Benefit Manager (“PBM”), to Medicare Part D or Medicare Advantage plans. Subsequent legislation and a final rule promulgated on December 29, 2023 delayed implementation of this portion of the 2020 final rule until January 1, 2032. Practices or arrangements that involve remuneration may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances.

Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce or reward referrals of federal healthcare program business, including purchases of products paid by federal healthcare programs, the statute has been violated. Violations of the federal Anti-Kickback Statute may be established without providing specific intent to violate the statute, and may be punishable by civil, criminal, and administrative sanctions, including criminal fines, imprisonment, civil monetary penalties and damages, exclusion from participation in federal healthcare programs, suspension and debarment from government procurement and non-procurement programs, and refusal of orders under existing government contracts, disgorgement, corporate integrity agreements and deferred- or non-prosecution agreements.

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

Pharmaceutical companies are subject to other federal false claim and statements laws, some of which extend to non-government health benefit programs. For example, the healthcare fraud provisions under the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations, or HIPAA, impose criminal liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program, including private third party payers, or falsifying or covering up a material fact or making any materially false or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. Violations of HIPAA fraud provisions may result in criminal, civil and administrative fines, penalties and damages, including exclusion from participation in federal healthcare programs.

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

Data Protection and Privacy
Throughout the clinical trial process, we may obtain the protected health information of our trial subjects. There are a number of state, federal and international laws protecting the privacy and security of health information and personal data. The Healthcare Information Portability and Accountability Act of 1996 (“HIPAA”) imposes privacy, security, breach reporting obligations, and mandatory contractual terms on “covered entities,” including health care providers, health plans, and health care clearinghouses, as well as their “business associates” – certain persons or covered entities that create, receive, maintain, or transmit protected health information in connection with providing a specified service or performing a function on behalf of a covered entity. We could potentially be subject to civil and criminal penalties if we, our affiliates, or our agents use or disclose protected health information in a manner that is not authorized or permitted by HIPAA.

Even when HIPAA does not apply, failing to take appropriate steps to keep consumers’ personal information secure, or failing to provide a level of security commensurate to promises made to individuals about the security of their personal information (such as in a privacy notice) may constitute unfair or deceptive acts or practices in violation of Section 5(a) of the Federal Trade Commission Act (“FTC Act”). The Federal Trade Commission (“FTC”) expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information the company holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to, but less prescriptive than, what is required by the HIPAA Security Rule. Enforcement by the FTC under the FTC Act can result in civil penalties or enforcement actions.

All states have laws requiring notification of affected individuals and state regulators (i.e., breach notification laws) in the event of a breach of personal information. Some state laws impose significant data security requirements, such as encryption, to ensure ongoing protection of personal information. Additionally, in California, the California Consumer Privacy Act (“CCPA”) establishes certain requirements for data use and sharing transparency and creates new data privacy rights for California residents. The CCPA and its implementing regulations have already been amended multiple times since their enactment. In November 2020, California voters approved the California Privacy Rights Act (“CPRA”) ballot initiative, which introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency (“CPPA”). The amendments introduced by the CPRA became effective on January 1, 2023. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with certain types of security incidents. These claims may result in significant liability and damages.

Since the CCPA was signed into law in 2018, numerous other states, including Virginia, Colorado, Utah and Connecticut, have enacted similar privacy laws that may apply to personal information that we collect or maintain.

Some states, like Washington State, have passed healthcare-specific privacy laws. The My Health My Data Act became effective March 31, 2024 and restricts how entities collect, use, and process “consumer health data,” defined broadly as personal information that is linked or reasonably linkable to a consumer and that identifies the consumer's health status. While HIPAA-regulated entities may be exempt from the Act, the exemption is based on the data collected and used rather than on the entity’s status as a HIPAA covered entity or business associate. As such, some data may be subject to the Act and HIPAA, while other data may only be subject to HIPAA.

Activities outside of the U.S. implicate local and national data protection standards, impose additional compliance requirements and generate additional risks of enforcement for non-compliance. For example, the EU General Data Protection Regulation, the UK General Data Protection Regulation and related data protection, cybersecurity and e-privacy laws in the European Union/European Economic Area (“EU/EEA”) and the UK, collectively, the “GDPR”, and equivalent Swiss laws may apply to some or all of the clinical or other personal data obtained, transmitted, or stored from those jurisdictions. The GDPR and Swiss law, among others, allow supervisory authorities to potentially impose high regulatory fines in the event of violations, for example, under the GDPR up to 4% of global annual group turnover or EUR 20 million (whichever is the higher amount). (There are similar caps in GBP under the UK GDPR). Supervisory authorities in the EU/EEA, Switzerland and UK may (among other enforcement tools) potentially levy such fines directly upon on the non-compliant entity and/or on the parent company of the non-compliant entity. Separate from regulatory enforcement actions, individuals may bring private actions (including potentially group or representative actions) against us. There is no statutory cap set out in the GDPR on the amount of compensation or the damages which individuals may recover.

The GDPR and other data protection, privacy and similar national, state/provincial and local laws, may  require in many circumstances specific, freely given and fully informed consent to be obtained from patients or clinical study participants or other lawful bases for processing. There are also other requirements for lawful processing, including transparency obligations, data minimization requirements, data transfer restrictions and compliance obligations with individuals’ stringent rights to access their personal data and to otherwise control the processing of their personal data. There are data breach notification obligations, to supervisory authorities and to individuals, where certain risk thresholds have occurred. We are also required to undertake and document appropriate measures that ensure the confidentiality, availability, and integrity of personal data which may be challenging considering ever-growing and impactful cyber threats. The GDPR and Swiss laws only permit transfer of personal data to countries where there is adequate protection as determined by the relevant EU/UK/Swiss governmental authorities or where other mechanisms are in place such as Standard Contractual Clauses or the EU/UK/Swiss-US Data Privacy Framework.  Overall, the significant costs of GDPR and Swiss law compliance, risk of regulatory enforcement actions and private litigation under, and other burdens imposed by these laws as well as under other regulatory schemes throughout the world related to privacy and security of health information and other personal and private data could have an adverse impact on our business, reputation, financial condition, and results of operations.

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

Employees

As of December 31, 2025, we had a total of 647 employees, seven of whom are part-time. Over the course of the next year, we anticipate hiring additional full-time employees devoted to compliance, production, quality assurance, quality control, plasma collection and processing, sales, medical and scientific affairs and administration. We use Clinical Research Organizations (“CROs”), third parties and consultants to perform our post-marketing commitment clinical studies and other process and/or analytical development projects to augment our in-house capabilities and staff.

Corporate Information

ADMA Biologics, Inc. was founded on June 24, 2004 as a New Jersey corporation and re-incorporated in Delaware on July 16, 2007. We operate through our wholly owned subsidiaries ADMA BioManufacturing, ADMA BioCenters and ADMA Plasma Biologics. ADMA BioManufacturing was formed in January 2017 to facilitate the acquisition of certain assets held by the Company’s then-third-party contract manufacturer. ADMA BioCenters is the Company’s source plasma collection business which operates in the U.S. Each of ADMA’s operational plasma collection centers have a license with the FDA and may obtain additional certifications from other regulatory agencies.

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

●
Although we achieved net income on a GAAP basis for the fiscal years ended December 31, 2025 and 2024, we may not be able to maintain profitability and continue to generate positive cashflows in the future.

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

●
Issues in the development and use of AI may result in reputational harm and increased liability exposure.

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

Risks Relating to our Business

Although we achieved net income on a GAAP basis for the years ended December 31, 2024 and 2025, we may not be able to maintain profitability and continue to generate positive cash flows in the future.

Although we achieved net income of $197.7 million and $146.9 million for the years ended December 31, 2024 and 2025, respectively, for the year ended December 31, 2023 we incurred a net loss of $28.2 million. From our inception in 2004 through December 31, 2025, we have incurred an accumulated deficit of $161.7 million. We may not be able to maintain profitability in the future, and if we are unable to continue to consistently achieve positive cash flows we may need to finance our operations through additional equity or debt financings or corporate collaboration and licensing agreements. If, in the future, our operating or financial results for a particular period do not meet our guidance, analyst estimates or the expectations of investors, or if we reduce our guidance for future periods, our stock price may decline. Any sustained or increased profitability or financial performance may contribute to increased scrutiny from the investment community and applicable federal, state and foreign regulatory authorities and government bodies. We also expect to continue to incur significant operating and capital expenditures and anticipate that as our business continues to grow our operating expenses will increase accordingly as we:

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

Our business could be adversely affected by health epidemics in regions where we have concentrations of business activities and such epidemics could cause significant disruption in the operations of third-party service providers upon whom we rely. The occurrence of a global pandemic or health epidemic could adversely affect our business, financial condition, liquidity or results of operations. These adverse effects include, but are not limited to, the potential adverse effects on the global economy, our manufacturing processes, including our supply chain, our submissions or applications to the FDA and our employees. The ultimate impact will depend on the severity and duration of the pandemic and actions taken by governmental authorities and other third parties in response, each of which is unforeseeable and difficult to predict.

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

Third parties may not perform as agreed or in accordance with FDA requirements. Any significant problem that our third-party providers experience could delay or interrupt our supply of finished drug product until the service provider cures the problem or until we locate, negotiate for, validate and receive FDA approval for an alternative provider (when necessary), if one is available, which may be time consuming and costly. Failure to obtain the needed services, raw materials and products meeting the necessary quality standards, in sufficient quantities or at all could have a material and adverse effect on our products, business, financial condition and results from operations.

Although we are utilizing our FDA-approved fill/finish suite that we built at the Boca Facility for a portion of our finished drug product and although we receive raw material plasma from our ADMA BioCenters plasma collection facilities, we also intend to continue to utilize third parties to supplement our fill/finish process for final drug product and to supply raw material source and high-titer RSV plasma. Any failure by us, our contract fill/finishers, or other third parties involved in the process for producing our products or product candidates to comply with the applicable manufacturing and regulatory requirements, including quality requirements, could place us and them at risk of regulatory enforcement actions, recalls and other adverse consequences, could adversely impact our products, and could adversely impact patients receiving our products, which may negatively impact our business and our ability to produce and supply products to meet commercial and clinical needs.

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

Each of these risks could delay or prevent production, the completion of our finished drug product and the release of finished drug product by us or the FDA, which could result in higher costs or adversely impact our revenues. These risks could also result in the delay in obtaining clinical supplies, which would delay our development programs, or could result in the need to repeat clinical or preclinical studies. Any failure of any third parties to meet the applicable regulatory requirements could also result in the need for time-consuming and costly corrective actions. In addition, our contract fill/finishers and our other third-party vendors may source their materials and supplies globally and are therefore subject to potential tariffs, which could be passed along to us in whole or in part and adversely impact our results of operations, and supply disruptions in the event of fire, weather related events such as hurricanes, wind and rain, international conflicts, strikes, embargoes, trade and sanction requirements and limits, other acts of God or force majeure events or global health occurrences and emergencies.

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

Our business depends on, among other things, successful manufacturing and commercialization of our existing products, strong payer access to our products, successful medical education initiatives, market acceptance of such products and ensuring that our products are safe and effective. Further, there can be no assurance that we will be able to generate the revenue that we believe our products and plasma collection facilities are capable of generating, including but not limited to our current expectations with respect to our yield enhancement production process, which received FDA approval in April 2025. As a result, we may not be able to accurately forecast or predict revenue. For these reasons, the estimates and forecasts in our filings relating to revenue generation and growth may prove to be inaccurate. Even if the markets in which we compete meet our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all.

Geopolitical and economic conditions, war, terrorism or other military actions may have a material adverse effect on our business.

Geopolitical conflicts, war or other military action or international acts of terrorism may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in disruptions to our supply chain, delays or cancellations of customer orders, a general decrease in consumer spending, our inability to effectively market and distribute our products and/or our inability to access the capital markets, our business and results of operations could be materially and adversely affected. For example, in response to the ongoing conflict between Russia and Ukraine, the United States has imposed and may further impose, and other countries may additionally impose, broad sanctions or other restrictive actions against governmental and other entities in Russia. Additionally, further escalation of geopolitical tensions, such as ongoing conflicts in certain countries in South America, Northern Africa and in the Middle East and the surrounding areas could have a broader impact that extends into other markets where we do business. We are unable to predict whether geopolitical or economic conditions, acts of international terrorism or the involvement in a war or other military actions will result in any long-term commercial disruptions or if such involvement or responses will have any long-term material adverse effect on our business, results of operations, or financial condition.

Both of our business segments and our facilities, as well as our suppliers and contractors, are subject to periodic inspections by the FDA and other regulatory authorities, which, depending on the outcome of such inspections, could result in certain regulatory actions, including the issuance of observations, notices, citations, warning letters or other enforcement actions.

We and our suppliers and contractors may be unable to comply with our specifications, cGMP requirements and with other FDA, state, and foreign regulatory requirements for commercial and clinical supply. They and us may need to maintain certain licenses that we or they may not be able to maintain. The FDA and other regulatory authorities are authorized to perform inspections (remotely and in person) of our and our suppliers’ facilities, including the Boca Facility. The FDA and other regulatory authorities also may inspect and approve our and our third-parties’ facilities before they may be used for commercial production. If we or our suppliers are not able to comply with the applicable regulatory requirements, we or they may be subject to regulatory enforcement actions, which can materially impact our business. For instance, at the end of such an inspection, the FDA could issue a Form 483 Notice of Inspectional Observations, which could cause the FDA to not approve the use of the facility and cause us to modify certain activities identified during the inspection. Following such inspections, the FDA may issue an untitled letter as an initial correspondence that cites violations that do not meet the threshold of regulatory significance of a warning letter. FDA guidelines also provide for the issuance of warning letters for violations of “regulatory significance” for which the failure to adequately and promptly achieve correction may be expected to result in an enforcement action. FDA also may issue warning letters and untitled letters in connection with events or circumstances unrelated to an FDA inspection. Depending on the seriousness of any findings, we or our suppliers may be subject to additional significant enforcement or other actions and events, may need to undertake product recalls, may have a disruption in the supply of commercial or clinical product, or may need to modify or repeat studies, which could have a material impact on our business.

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

Our operations, including our headquarters located in Ramsey, NJ, the Boca Facility, our new real estate in Boca Raton, FL and our plasma collection facilities, are vulnerable to natural disasters (including as a result of climate change), such as interruption by fires, weather related events such as hurricanes, wind and rain, other acts of God or force majeure events, electric power loss, telecommunications failure, equipment failure and breakdown, cyberattacks on our operations and information technology systems as well as the systems of our customers, suppliers and related entities, human error, employee issues, global health occurrences such as a pandemic, global and economic uncertainty, war, terrorism, geopolitical conditions and emergencies, product liability claims and events beyond our control. While we maintain several insurance policies with reputable carriers that provide partial coverage for a variety of these risks, including replacing or rebuilding a part of our facilities, these policies are subject to the insurance carriers’ final determination of compensation to us and we may not have adequate coverage if we need to rebuild or replace our inventory, infrastructure, business income or our entire facility. In addition, our disaster recovery plans for our facilities may not be adequate and we do not have an alternative manufacturing facility or contractual arrangements with other manufacturers in the event of a casualty to or destruction of any of our facilities. If we are required to rebuild or relocate any of our facilities, a substantial investment in improvements and equipment would be necessary. We carry only a limited amount of business interruption insurance, which may not sufficiently compensate us for losses that may occur. As a result, any significant business interruption could adversely affect our business and results of operations.

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

We cannot be certain as to what type and how many clinical trials the FDA, or equivalent foreign regulatory agencies, will require us to conduct before we may successfully gain approval to market any of our product candidates that still require FDA approval. Prior to approving a new drug or biologic, the FDA generally requires that the effectiveness of the product candidate (which is not typically fully investigated until Phase III) be demonstrated in two adequate and well-controlled clinical trials. However, if the FDA or an equivalent foreign regulatory authority determines that our Phase III clinical trial results do not demonstrate a statistically significant, clinically meaningful benefit with an acceptable safety profile, or if a relevant regulator requires us to conduct additional Phase III clinical trials in order to gain approval, we will incur significant additional development costs and commercialization of these products would be prevented or delayed and our business could be adversely affected. Regulators may also disagree with our interpretation of data from our studies, with our study design, or with the statistical analyses that we use. They may also find issues within our study data, including confounding factors, which make data difficult to interpret.

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

•
The cost of clinical trials of our product candidates and user fees being greater than we anticipate;

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

•
Regulatory authorities may not accept data from foreign clinical studies or sites or may find that such data is not sufficiently representative of the population of the approving jurisdiction;

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

We may expand our manufacturing capacity and product output capability of the Boca Facility. Following the expansion of any of our manufacturing processes or the addition of new equipment, we will be required to validate the expanded facility, process changes if any and equipment, make the necessary submissions to FDA, obtain any FDA-required approvals and have it inspected by the FDA. Any other changes to the manufacturing process will also potentially require validation, FDA submissions, and approvals and inspections. Changes may also require that further studies are conducted before the change is approved by regulatory authorities or product marketing approval is obtained. Given the significant delays that may result during the validation and approval process, we may not receive the necessary manufacturing or product approvals, experience a supply shortage of our products or our production capabilities may be limited until completion of and validation of our facility expansion and new manufacturing equipment and until the necessary approvals are obtained.

Our products, and any additional products for which we may obtain marketing approval in the future, could be subject to post-marketing restrictions or withdrawal from the market and we could be subject to substantial penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products following approval.

Our products, and any additional products for which we may obtain marketing approval in the future, could be subject to post-marketing restrictions, new FDA guidance, or other regulatory actions, such as withdrawal from the market. Such products, as well as the manufacturing processes, post-marketing studies and measures, labeling and advertising and promotional activities for such products, among other things, are subject to ongoing regulatory compliance requirements, and oversight, review, and inspection by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, adherence with labeling and promotional requirements and restrictions, requirements related to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding safeguarding the drug supply chain as well as the distribution of samples to physicians and recordkeeping. For example, the FDA’s approval of our application supplement to allow for the commercial relaunch of BIVIGAM, as well as the FDA’s approval of our BLA for ASCENIV, required us to conduct specified post-marketing studies, including pediatric and safety studies. If, during the post-marketing period (after marketing approval) previously unknown adverse events emerge, there is the discovery that the product is less effective than previously thought, or other potential concerns regarding our products or their manufacturing processes emerge, or, if before or after approval, we are observed in any way to fail to comply with the numerous regulatory requirements to which we are subject, those circumstances may yield various results, including:

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

For the years ended December 31, 2025 and 2024, two customers, BioCare, Inc. (“BioCare”) and Priority Healthcare Distribution, Inc. d/b/a CuraScript SD Specialty Distribution (“CuraScript”), represented an aggregate of approximately 73% and 72%, respectively, of our consolidated revenues.

As of December 31, 2025, two customers, BioCare and CuraScript, represented an aggregate of approximately 87% of our consolidated accounts receivable. As of December 31, 2024, three customers, BioCare, Healix Infusion Therapy, LLC (“Healix”) and Cencora, Inc. (f/k/a AmerisourceBergen Corporation), represented an aggregate of approximately 91% of our consolidated accounts receivable.

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

●
our customers’ inability to comply with the terms of our distribution agreements; and

●
widespread economic conditions or geopolitical conditions, including the exacerbated conflicts in Europe, certain countries in South America, Northern Africa and in the Middle East and the surrounding areas.

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

Our success depends upon the quality of our products. Quality management plays an essential role in meeting customer requirements, preventing defects, improving our products and services and assuring the safety and efficacy of our products. Our future success depends on our ability to maintain and continuously improve our quality management program. A quality or safety issue may result in failure to obtain product approval, adverse inspection reports, warning letters, product recalls or seizures, voluntary or involuntary withdrawals, monetary sanctions, injunctions to halt manufacture and distribution of products, civil or criminal sanctions, costly litigation, patient injury, refusal of a government to grant approvals and licenses, restrictions on operations or withdrawal of existing approvals and licenses. The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products. We may elect, in the interest of public safety, to voluntarily withdraw our products from the market for labeled adverse events or for other reasons. For example, during the three and six months ended June 30, 2025, as a precautionary measure, we voluntarily withdrew three lots of BIVIGAM and we recorded a reduction to revenue of $0.2 million and $4.0 million, respectively, for credits issued to customers for the related product returns. Recalls or withdrawals of any of our products could divert managerial and financial resources which could have an adverse effect on our financial condition and results of operations. An inability to address a quality or safety issue by us or by a third-party vendor in an effective and timely manner may also cause negative publicity or a loss of customer confidence in us or our current or future products, which may result in the loss of current or future sales and difficulty in successfully commercializing our current products and launching new products.

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

Our gross product revenues are subject to a variety of deductions which are estimated and recorded in the same period that the revenues are recognized. These deductions primarily consist of rebates, distribution fees, chargebacks and sales allowances. These deductions represent estimates of the related obligations, some of which are contractual in nature and do not require extensive judgment to be exercised by management, while other estimates require complex or subjective matters of knowledge and judgment when estimating the impact of these revenue deductions on net revenues for a reporting period. Estimates include, among other things, accruals for U.S. Medicaid rebates related to the sale of our immunoglobulin products. We accrue these rebates at the time of sale based on our estimates of the sales mix of our products and the portion of the products we sell that will be prescribed to Medicaid beneficiaries. These estimates are based on historical experience and certain other assumptions, and while we believe that such estimates are reasonable, they are subject to change based on future experience, Medicaid utilization trends and other factors. If any of our ratios, factors, assessments, experiences or judgments are not indicative or accurate estimates of our future experience, our results could be materially affected. Estimates that are most at risk for material adjustment include those associated with U.S. Medicaid rebates because of the extensive time delay between the recording of the accrual and its ultimate settlement, an interval that can generally take up to several years or more. These estimates may change from time to time based on changes in utilization, payer and channel mixes or the ultimate settlement or resolution of payer claims. For example, during 2024 we engaged a third-party specialist to assist in the evaluation of our accrual for U.S. Medicaid rebates related to the sale of our immunoglobulin products. As a result of this evaluation, we recognized a reduction in this accrual and a corresponding increase to net revenues of $12.6 million for the year ended December 31, 2024. We considered several qualitative factors when evaluating our rebate accrual, such as the absence of a statutory limitation on the rebate amounts drug manufacturers pay to state Medicaid programs and general uncertainty that pharmaceutical manufacturers have historically seen with government payers often submitting lagged claims many periods after the initial dispensing of a product to an end patient. There was additional new information that arose during June 2024 that suggested our liabilities for certain payer claims were successfully resolved, which resulted in the $12.6 million adjustment to the accrual for U.S. Medicaid rebates in June 2024.

In addition, the Patient Protection and Affordable Care Act (“ACA”) included a significant expansion of state Medicaid programs. If more states decide to take advantage of these programs such that more individuals become eligible for coverage, Medicaid utilization of our products could increase, resulting in a corresponding increase in our rebate payments. Such rebate payments may exceed what we have accrued for during the applicable period.  Increases in Medicaid rebate payments could decrease our net revenues from product sales, which in turn could adversely affect our business, financial position, and operating results.

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

Personal information that we obtain pursuant to a clinical trial may be subject to U.S. Federal Trade Commission (the “FTC”) privacy regulation. Failing to take appropriate steps to keep consumers’ personal information secure may constitute an unfair act or practice violating Section 5(a) of the Federal Trade Commission Act, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Medical data is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to, but less prescriptive than, what is required by the HIPAA Security Rule. In addition, states impose a variety of laws protecting consumer information, with certain sensitive information such as HIV/Sexually Transmitted Infection status subject to heightened standards. In addition, federal and state privacy, data security, and breach notification laws, rules and regulations, and other laws apply to the collection, use and security of personal information, such as Social Security Numbers, driver’s license numbers, government identifiers, credit card and financial account numbers. For example, the CCPA was amended by the CPRA, effective January 1, 2023. The CCPA, among other things, imposes data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with data breach. We could be subject to enforcement action and litigation exposure if we fail to adhere to these data privacy and security laws. Virginia, Colorado, Connecticut and Utah have also enacted privacy laws that became effective in 2023 and are similar in many respects to the CCPA. Several other states have also enacted privacy laws similar to the CCPA that will become effective in the coming years, adding to potential privacy compliance obligations.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Our current products and any future product we may develop will have to compete with other marketed therapies, and certain of such therapies may be available at prices lower than our products. In addition, other companies may pursue the development of pharmaceuticals that target the same diseases and conditions that we are targeting. We face competition from pharmaceutical and biotechnology companies in the United States and abroad. In addition, companies pursuing different but related fields represent substantial competition. Many of these organizations competing with us have substantially greater financial resources, larger research and development staffs and facilities, longer product development history in obtaining regulatory approvals and greater manufacturing and marketing capabilities than we do. These organizations also compete with us to attract qualified personnel and parties for acquisitions, joint ventures or other collaborations.

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

In the ordinary course of our business, we generate, collect and store proprietary information, including intellectual property and business information. The secure storage, maintenance, and transmission of and access to this information is important to our operations and reputation. Computer hackers may attempt to penetrate our computer systems and, if successful, misappropriate personal data and our proprietary and confidential information including e-mails and other electronic communications. Cybersecurity vulnerabilities can also arise from human error, fraud or malice on the part of our employees, other insiders, vendors, suppliers, other third parties, or from technology or product enhancements or the migration of information and data to new technology platforms, systems or applications. Hackers and other threat actors may impersonate our vendors, suppliers or other third parties with whom we do business, which may result in financial harm to our business. Further, while many of our employees and certain suppliers with whom we do business operate in a remote working environment, the risk of cybersecurity attacks and data breaches, particularly through phishing attempts and ransomware attacks, may be increased as we and third parties with whom we interact leverage our IT infrastructure in unanticipated ways. In addition, an employee, contractor, or other third parties with whom we do business may attempt to obtain such information and may purposefully or inadvertently cause a breach involving such information. While we have certain safeguards in place to reduce the risk of and detect cyberattacks, including a Company-wide cybersecurity policy, our information technology networks and infrastructure may be vulnerable to unpermitted access by hackers or other breaches, or employee error or malfeasance. Any such compromise of our data security and access to, integrity, availability of, or public disclosure or loss of, confidential business or proprietary information could disrupt our operations, damage our reputation, provide our competitors with valuable information and subject us to additional costs which could adversely affect our business and reputation. We have set out elsewhere in this Annual Report on Form 10-K our obligations relating to cybersecurity under certain laws and potential liabilities and risks arising from any infringements under these laws. We may also be subject to additional industry-specific privacy, cybersecurity, data protection, operational and information systems resilience, and artificial intelligence-related laws in the applicable jurisdictions which may subject us to additional similar risks and impacts.

Issues in the development and use of AI may result in reputational harm and increased liability exposure.

We have engaged a third-party firm to assist the Company with the development and deployment of an AI tool, ADMAlytics, to improve efficiencies across our supply chain, production, and commercial operations.  This tool has been used to assist with activities including plasma pool composition and identifying other manufacturing efficiencies to streamline certain operational processes. While we have successfully implemented ADMAlytics in certain aspects of our commercial manufacturing and expanded its use throughout fiscal year 2025, the development, implementation, and ongoing use of AI technologies involve inherent risks. While ADMA has not experienced any issues to date, these risks include potential data inaccuracies, flawed assumptions, system errors, cybersecurity vulnerabilities, unintended outcomes, and difficulties in integrating AI-driven insights into complex and highly regulated manufacturing and operational environments. If ADMAlytics fails to perform as intended or produces unreliable or biased outputs, our reputation could be harmed and we could be subject to legal exposure, which could adversely affect our business, results of operations, and financial condition.

If we are unable to hire and retain a substantial number of qualified personnel, our ability to sustain and grow our business may be harmed.

Our success depends in part on our ability to attract, motivate, and retain a sufficient number of qualified employees across various areas of our operations, such as research and development, manufacturing operations and sales, who understand and appreciate our strategy and culture and are able to contribute to our mission. We will need to hire additional qualified personnel with expertise in commercialization, sales, marketing, medical affairs, reimbursement, government regulation, formulation, quality control, manufacturing, finance, general and operational management and plasma collections. In particular, over the next 12-24 months, we may hire additional new employees devoted to our plasma collection centers, commercialization, sales, marketing, medical and scientific affairs, regulatory affairs, quality control, information technology, finance and general and operational management. Qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply in some areas. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for such individuals is intense, and we cannot assure you that our search for such personnel will be successful. If we are unable to hire and retain personnel capable of consistently performing at a high level, our business and operations could be materially adversely affected. Additionally, any material increases in existing employee turnover rates or increases in labor costs could have a material adverse effect on our business, financial condition or operating results.

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

The laws governing our conduct in the United States are enforceable on the federal, state and local levels by criminal, civil and administrative sanctions. Violations of laws such as the FDCA, the Social Security Act (including the Anti-Kickback Statute), the Public Health Service Act, the civil and criminal federal False Claims Act, the civil monetary penalty statute, requirements regarding the reporting and repayment of overpayments, other fraud and abuse laws and any regulations promulgated under the authority of the preceding, may result in significant criminal and/or civil sanctions, including criminal fines, imprisonment, civil monetary penalties and damages, exclusion from participation in federal healthcare programs (including Medicare and Medicaid), suspension and debarment from government contracts, and refusal of orders under existing government contracts, pursuant to enforcement actions by DOJ, CMS, OIG and other regulatory authorities. Similarly, the violation of applicable laws, rules and regulations of states, including the State of Florida, with respect to the manufacture and marketing of our products and product candidates may result in significant criminal and/or civil sanctions, including jail sentences, fines or exclusion from participation in applicable state healthcare programs. There can be no assurance that our activities will not come under the scrutiny of federal and/or state regulators and other government authorities or that our practices will not be found to violate applicable laws, rules and regulations or prompt lawsuits by private citizen “relators” under federal or state false claims laws.

For example, under the Anti-Kickback Statute and similar state laws and regulations, the offer or payment of anything of value to induce or reward patient referrals, or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease, or ordering of any item or service reimbursable in whole or in part by a federal healthcare program is prohibited. This places constraints on the marketing and promotion of products and on common business arrangements, such as discounted terms and volume incentives for customers in a position to recommend or choose products for patients, such as physicians and hospitals, and these practices can result in substantial legal penalties, including, among others, exclusion from participation in the Medicare and Medicaid programs. Arrangements with referral sources such as purchasers, group purchasing organizations, healthcare organizations, physicians and pharmacists must be structured with care to comply with applicable requirements. Legislators and regulators may seek to further restrict the scope of financial relationships that are considered appropriate. For example, HHS promulgated a regulation in 2020 that is effective in two phases. First, the regulation excludes from the definition of “remuneration” limited categories of (a) PBM rebates or other reductions in price to a plan sponsor under Medicare Part D or a Medicaid Managed Care Organization plan reflected in point-of-sale reductions in price and (b) PBM service fees paid by a manufacturer to a PBM. Second, effective January 1, 2023, the regulation expressly provides that rebates to plan sponsors under Medicare Part D either directly to the plan sponsor under Medicare Part D, or indirectly through a pharmacy benefit manager, will not be protected under the Anti-Kickback Statute discounts safe harbor. Subsequent legislation and a final rule promulgated on December 29, 2023 delayed implementation of this portion of the rule until January 1, 2032.

Also, certain business practices, such as payments of consulting fees to healthcare professionals, sponsorship of educational or research grants, charitable donations, interactions with healthcare professionals who prescribe products for uses not approved by the FDA and financial support for continuing medical education programs, must be conducted within narrowly prescribed and controlled limits to avoid any possibility of wrongfully influencing healthcare professionals to prescribe or purchase particular products or as a reward for past prescribing. Under the Healthcare Reform Law, payments and transfers of value by pharmaceutical manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to or at the request of covered recipients, such as, but not limited to, U.S.-licensed physicians, physician assistants, nurse practitioners, clinical nurse specialists and certified registered nurse anesthetists and U.S. teaching hospitals, must be tracked and reported to CMS, and are publicly disclosed. Such “applicable manufacturers” are also required to report certain ownership interests held by physicians and their immediate family members. A number of states have similar laws in place. Additional and stricter prohibitions could be implemented by federal and state authorities. Where such practices have been found to be improper incentives to use such products, government investigations and sanctions against manufacturers have resulted in substantial fines, penalties and damages. Many manufacturers have been required to enter into consent decrees or orders that prescribe allowable corporate conduct and/or Corporate Integrity Agreements that impose ongoing compliance requirements on a manufacturer.

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

We have established systems for collecting and reporting this data accurately to CMS and have instituted a compliance program to assure that the information collected is complete in all respects. If we report pricing information that is not accurate to the federal government, we could be subject to fines and other sanctions that could adversely affect our business. If we choose to pursue clinical development and commercialization in the European Union or otherwise market and sell our products outside of the United States, we must obtain and maintain regulatory approvals and comply with regulatory requirements in such jurisdictions. The approval procedures vary among countries in complexity and timing. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all, which would preclude us from commercializing products in those markets. Further, approval in one country does not mean we are more likely to obtain approval in another country.

In addition, some countries, particularly the countries of the European Union, regulate the pricing and reimbursement of prescription pharmaceuticals. In these countries, pricing discussions with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. Such trials may be time-consuming and expensive and may not show an advantage in efficacy for our products. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, in either the U.S. or the European Union, we could be adversely affected.

Also, under the U.S. Foreign Corrupt Practices Act, the United States has increasingly focused on regulating the conduct by U.S. businesses occurring outside of the United States, generally prohibiting remuneration to foreign officials for the purpose of obtaining or retaining business. To enhance compliance with applicable healthcare laws, and mitigate potential liability in the event of noncompliance, regulatory authorities such as the HHS Office of Inspector General (the “OIG”) have recommended the adoption and implementation of a comprehensive healthcare compliance program that generally contains the elements of an effective compliance and ethics program described in Section 8B2.1 of the U.S. Sentencing Commission Guidelines Manual. Most U.S.-based pharmaceutical companies have such programs. We have instituted a healthcare compliance and ethics program that incorporates the OIG’s recommendations and voluntary industry guidelines and have trained our employees. Maintaining such a program can be expensive and may not provide assurance that we will avoid compliance issues.

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

Additionally, the ability of the FDA and other federal, state and local business regulatory agencies to review and approve products and product candidates can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and to accept the payment of user fees, as well as statutory, regulatory, and policy changes. Average review times at the FDA and other federal, state and local business regulatory agencies have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for products and product candidate submissions to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including in December 2018, January 2019 and most recently October 2025, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections at domestic and foreign manufacturing facilities from March 2020 until July 2021. Also, in 2025, there was an FDA reduction in force. If a prolonged government shutdown or regulatory agency disruption reoccurs, or in the event the FDA has an insufficient amount of staff, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, conduct evaluations and inspections and other reporting requirements which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain capital that may be necessary in order to properly capitalize and continue our operations.

There may be and have been changes in legal and regulatory requirements that may materially impact our results of operation.

We may face new risks as a result of changes in legal and regulatory requirements that may impact our operations and future prospects. For example, the 2025 change in the U.S. federal administration, as well as changes in legal standards, including the reduced level of judicial deference due to administrative agencies following a 2024 Supreme Court decision, may and does introduce regulatory and legal uncertainties that impact our operations. New federal or state laws and regulations may be, and have been, passed or enforced differently than they were before, requiring that we adapt, which we may not be able to do, and expend additional resources to ensure that we are able to comply. New laws and regulations, or the enforcement of the same, may also adversely restrict how we conduct our business. There could also be changes in the FDA’s approval standards that could impact our ability to obtain and maintain product approvals and market our product candidates or that otherwise could impact the competitive market for our products. Legal and regulatory changes may additionally impact how we may market and sell our products and how they are reimbursed. We cannot predict the exact nature of any changes that may take place or whether and how they may impact our business and results of operation.

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

In order for plasma to be used in the manufacturing of our products, the individual centers at which the plasma is collected must generally be licensed by the FDA and approved by the regulatory authorities of any country in which we may wish to commercialize our products. States also may have their own licensing and regulatory requirements. When we or our third-party suppliers open a new plasma center, and on an ongoing basis after licensure, it must be inspected by the FDA and the applicable regulatory authorities for compliance with cGMP and other regulatory requirements. Therefore, even if we or our third-party suppliers are able to construct or acquire new plasma collection centers to complement our current plasma collection network, an unsatisfactory inspection could prevent a new center from being licensed or risk the suspension or revocation of an existing license, among other enforcement actions. Additionally, although we are currently self-sufficient in our normal source plasma supply through our existing plasma collection centers, we remain reliant on the purchase of RSV plasma from third parties and the collection of RSV and normal source plasma from our FDA-licensed plasma collection centers to manufacture our products. We can give no assurances that appropriate plasma will be available to us through our own plasma collection facilities or on commercially reasonable terms, or at all, to manufacture our products, or that third parties will be able to supply plasma to us in accordance with plasma purchase agreements. Further, the COVID-19 pandemic resulted in significant constraints in raw material supply across various different industries, including the supply of plasma. It is possible that in the future, pandemics and government responses thereto will have an adverse effect on our ability to source plasma from donors in quantity and quality sufficient for our manufacturing processes. In order to maintain a plasma center’s license, its operations must continue to conform to cGMP and other regulatory requirements. In the event that we determine that plasma was not collected in compliance with cGMP and other applicable regulatory requirements, we may be unable to use and may ultimately destroy plasma collected from that center, which would be recorded as a charge to cost of product revenue. Additionally, if non-compliance in the plasma collection process is identified after the impacted plasma has been pooled with compliant plasma from other sources, entire plasma pools, in-process intermediate materials and final products could be impacted. Consequently, we could experience significant impairment provisions and write-offs which could adversely affect our business and financial results. We plan to increase our supplies of plasma for use in the manufacturing processes through increased purchases of plasma from third-party suppliers as well as collections from our existing ADMA BioCenters plasma collection facilities. This strategy is dependent upon our ability to maintain a cGMP compliant environment at our plasma collection facilities and to expand production and attract donors to our facilities. There is no assurance that the FDA will inspect and license any of our current or future unlicensed plasma collection facilities in a timely manner consistent with our production plans. If we misjudge the readiness of a center for an FDA inspection, we may lose credibility with the FDA and cause the FDA to more closely examine all of our operations. Such additional scrutiny could materially hamper our operations and our ability to increase plasma collections. Our ability to expand production and increase our plasma collection facilities to more efficient production levels may be affected by changes in the economic environment and population in selected regions where ADMA BioCenters operates its current or future plasma facilities, by the entry of competitive plasma centers into regions where ADMA BioCenters operates such centers, by misjudging the demographic potential of individual regions where ADMA BioCenters expects to expand production and attract new donors, by unexpected facility related challenges, or by unexpected management challenges at selected plasma facilities held by us from time to time.

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

The ACA and the companion Healthcare and Education Reconciliation Act (which together are referred to as the “Healthcare Reform Law”) introduced an abbreviated licensure pathway for biological products that are demonstrated to be biosimilar to an FDA-licensed biological product. A biological product may be demonstrated to be “biosimilar” if data shows that, among other things, the product is “highly similar” to an already-approved biological product, known as a reference product, and has no clinically meaningful differences in terms of safety and effectiveness from the reference product. The law provides that a biosimilar application may be submitted as soon as four years after the reference product is first licensed, and that the FDA may not make approval of an application effective until 12 years after the reference product was first licensed. This exclusivity period, however, is subject to certain limitations. For example, the exclusivity only applies to the first licensure of a product, as defined in statute and FDA guidance, and, thus, not all BLAs will have exclusivity protection. There may also be future legislative efforts to decrease this period of exclusivity. The FDA also may not consider a particular biologic to be a reference product or competitors may pursue full traditional BLAs, rather than the biosimilar pathway, which full BLAs would not be blocked by the regulatory exclusivity. Moreover, following the submission of a biosimilar application, we may need to institute patent infringement actions or may be subject to actions for declaratory judgment, which may be time consuming and costly.

Since the enactment of the law, the FDA has issued several guidance documents to assist sponsors of biosimilar products in preparing their approval applications. Moreover, in an effort to increase competition in the biologic product marketplace, Congress, the executive branch, and the FDA have taken certain legislative and regulatory steps. For example, in 2020 the FDA finalized guidance to facilitate biologic product importation. The 2020 Further Consolidated Appropriations Act included provisions requiring that sponsors of approved biologic products provide samples of the approved products to persons developing biosimilar products within specified timeframes, in sufficient quantities, and on commercially reasonable market-based terms. In 2025, the FDA also potentially made it easier for sponsors of biosimilar or interchangeable products to obtain approval, easing requirements for biosimilar comparative efficacy clinical studies and interchangeable product switching studies. The FDA approved the first biosimilar product in 2015 and has since approved a number of biosimilars. As a result of the biosimilar pathway in the United States, we expect in the future to face greater competition from biosimilar products, including a possible increase in patent challenges.

The implementation of the Healthcare Reform Law in the United States may adversely affect our business.

Through the March 2010 adoption of the Healthcare Reform Law in the United States, substantial changes have been made to the current system for paying for healthcare in the United States, including programs to extend medical benefits to millions of individuals who currently lack insurance coverage. This reform establishes significant cost-saving measures with respect to several government healthcare programs, including Medicaid and Medicare Parts B and D, that may cover the cost of our future products, and these efforts could have a material adverse impact on our future financial prospects and performance. For example, in order for a manufacturer’s products to be reimbursed by federal funding under Medicaid, the manufacturer must enter into a Medicaid rebate agreement with the Secretary of HHS and pay certain rebates to the states based on utilization data provided by each state to the manufacturer and to CMS and pricing data provided by the manufacturer to the federal government. The states share these savings with the federal government, and sometimes implement their own additional supplemental rebate programs. Under the Medicaid drug rebate program, the rebate amount for most branded drug products was previously equal to a minimum of 15.1% of the Average Manufacturer Price (“AMP”) or the AMP less Best Price, whichever is greater, plus the inflation penalty if applicable. Effective January 1, 2010, the Healthcare Reform Law generally increased the size of the Medicaid rebates paid by manufacturers for single source and innovator multiple source (brand name) drug products from a minimum of 15.1% to a minimum of 23.1% of AMP, subject to certain exceptions, plus the inflation penalty if applicable. For non-innovator multiple source (generic) products, the rebate percentage was increased from a minimum of 11.0% to a minimum of 13.0% of AMP, and the Bipartisan Budget Act of 2015 established a new inflation penalty for these drugs. In 2010, the Healthcare Reform Law also newly extended the Medicaid drug rebate obligation to prescription drugs covered by Medicaid managed care organizations. These increases in required rebates may adversely affect our future financial prospects and performance. In order for a pharmaceutical product to receive federal reimbursement under the Medicare Part B and Medicaid programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer. As the 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase, and regulations have established a civil monetary penalty for failure to refund these overcharges.

Effective in 2011, the Healthcare Reform Law imposed an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs. These fees may adversely affect our future financial prospects and performance.

The Inflation Reduction Act also amended certain discount obligations originally implemented under the Healthcare Reform Law. In January 2025, the Inflation Reduction Act implemented a new manufacturer discount program that requires participating manufacturers to provide discounts on applicable drugs in both the Initial Coverage and Catastrophic Coverage phases of the Part D benefit. The discount requirement could adversely affect our future financial performance, creating continued pressure to lower prices related to units sold to Medicare beneficiaries. Regarding access to our products, the Healthcare Reform Law established and provided significant funding for a Patient-Centered Outcomes Research Institute to coordinate and fund Comparative Effectiveness Research (“CER”). While the stated intent of CER is to develop information to guide providers to the most efficacious therapies, outcomes of CER could influence the reimbursement or coverage for therapies that are determined to be less cost-effective than others. Should any of our products be determined to be less cost effective than alternative therapies, the levels of reimbursement for these products, or the willingness to reimburse at all, could be impacted, which could materially impact our future financial prospects and results.

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

The JPM Credit Facilities provide for total senior secured loans in an aggregate principal amount of $300.0 million, of which $74.0 million is currently outstanding. The borrowing under the JPM Credit Facilities currently bears interest at a rate equal to approximately 6.4% per annum, which reflects the one-month term SOFR rate; provided, however, that upon, and during the continuance of, an event of default, the interest rate will automatically increase by an additional 200 basis points. We are currently required to make (i) payments of interest for our revolving facility, at quarterly, one-month or three-month intervals, depending upon the type of borrowing, during the remaining term of the JPM Credit Facilities, with all principal and unpaid interest due at maturity, and (ii) principal under our term loan facility, in accordance with and on the dates specified in the amortization schedule set forth in the JPM Credit Agreement, through the JPM Term Maturity Date. In addition, our monthly interest rate obligation under our revolving facility is subject to rising interest rates. The JPM Credit Facilities are subject to acceleration pursuant to the JPM Credit Agreement, including upon an event of default. All of our obligations under the JPM Credit Facilities are secured by a first-priority lien and security interest in substantially all of our and our subsidiaries’ tangible and intangible assets, including intellectual property, and all of the equity interests in our subsidiaries.

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

We have incurred substantial losses during our history. As of December 31, 2025, we had federal and state NOLs of $265.6 million and $176.9 million, respectively. Federal and state NOLs of approximately $33.4 million and $46.8 million, respectively, will begin to expire at various dates beginning in 2029, if not limited by triggering events prior to such time. Under the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), changes in our ownership, in certain circumstances, will limit the amount of federal NOLs that can be utilized annually in the future to offset taxable income. In particular, Section 382 of the Code ("Section 382") imposes limitations on a company’s ability to use NOLs upon certain changes in such ownership. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. The acquisition transaction that we completed on June 6, 2017, resulted in a change in ownership of ADMA under Section 382 and, as a result, we were required to write off $57.6 million of federal NOLs. On October 25, 2021, we completed a public offering of our common stock whereby we issued 57,500,000 shares of our common stock resulting in another change of ownership for ADMA under section 382 of the Code, resulting in an additional write-off of $3.0 million of federal NOLs, $28.1 million of state NOLs and $1.0 million of research and development credits. Although we did not experience any ownership changes for the years ended December 31, 2025, 2024 and 2023, we may experience ownership changes in the future as a result of subsequent changes in our stock ownership that we cannot predict or control that could result in further limitations being placed on our ability to utilize our federal NOLs.

Fluctuations in our tax obligations and effective tax rate and realization of our net deferred tax assets may result in volatility of our operating results and materially impact our financial condition or financial results.

We are subject to taxes by the U.S. federal, state, and local tax authorities. We record income tax expense based on our estimates of future payments, which may include the recording of, or adjustments to, liabilities for uncertain tax positions, and the determination of a need for a valuation allowance related to our net deferred tax assets. In addition, at any one time multiple tax years may be subject to audit by various tax authorities. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues and impact our results of operations. For fiscal year 2026 and beyond there could be ongoing variability in our effective tax rate as events occur and exposures are evaluated. The volatility of our future effective tax rate could be materially impacted by a number of factors, including:

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

As of February 20, 2026, most of our 238,159,176 outstanding shares of common stock, were available for sale in the public market, subject to certain restrictions with respect to sales of our common stock by our affiliates, either pursuant to Rule 144 under the Securities Act, or under effective registration statements. Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, could cause the market price of our common stock to decline or adversely affect demand for our common stock.

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

As of December 31, 2025, BlackRock, Inc., The Vanguard Group, Inc., State Street Corporation and our directors and executive officers and their affiliates collectively owned approximately 30% of the outstanding shares of our common stock. Provisions of our Certificate of Incorporation, our Bylaws and Delaware law may have the effect of deterring unsolicited takeovers or delaying or preventing a change in control of our Company or changes in our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. These provisions include:

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

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board. Currently, our Certificate of Incorporation authorizes the issuance of up to 300,000,000 shares of common stock. As of December 31, 2025, there were 38,703,218 shares of common stock remaining available for issuance, after giving effect to 9,827,286 shares of our common stock that were subject to outstanding stock options and RSUs that may be issued by us without stockholder approval, as well as an additional 13,595,000 shares of our common stock reserved for the future issuance of awards under our equity compensation plans.

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

 Our Board has designated the Audit Committee as the primary committee responsible for overseeing, reviewing and managing cybersecurity risks and threats at ADMA. The Audit Committee is comprised of Board members with diverse experience in healthcare, finance and information technology, enabling them to effectively oversee cybersecurity risks and threats. Our management team, with assistance from third-party consultants or advisors as appropriate, provides quarterly updates regarding cybersecurity risks and threats to the Audit Committee and ad hoc updates or communications are provided to the entire Board as needed.

The IT Operations team is primarily responsible for the timely identification, review, severity assessment and management of cybersecurity incidents. In the event of a cybersecurity incident, the IT Department leadership follows the procedures outlined in our Cybersecurity Incident Response Policy and works closely with management to form a Security Incident Response Team comprised of members from the appropriate functional teams. In accordance with this policy, senior management will also communicate the occurrence of any significant cybersecurity incidents to our Board, Audit Committee and auditors on a timely basis and will keep them informed of the remediation plans and progress.

We maintain cybersecurity insurance coverage in an amount appropriate for our risk profile. We also conduct mandatory cybersecurity training for employees annually, and all new hires are required to complete cybersecurity training within 90 days of receiving their Company computer. Periodically, management conducts simulated phishing exercises to evaluate the effectiveness of its training programs. Employees who fall victim to these simulations may be required to participate in additional remedial cybersecurity training.

Employees within our IT Department receive ongoing cybersecurity awareness communications, including monthly newsletters highlighting emerging cybersecurity threats and developments, as well as targeted communications as appropriate. Separately, the IT Department periodically conducts cybersecurity tabletop exercises with assistance from third-party experts. Lessons learned from these exercises are incorporated into management’s ongoing assessment of cybersecurity risks and mitigation strategies.

In addition, members of the IT Department maintain industry recognized certifications related to cybersecurity, threat detection, and incident management. The Company also supports ongoing development by enabling IT personnel to participate in industry-led conferences and forums to stay informed of evolving cybersecurity trends, threats, and best practices. Insights gained through these activities are considered as part of ADMA’s broader cybersecurity risk management program.

Item 2.
Properties

The table below describes our principal facilities as of December 31, 2025:

Location	Principal Business Activity	Approximate Square Feet	Owned or expiration date of lease
Ramsey, NJ	Corporate Headquarters	4,200	December 31, 2026*
Boca Raton, FL	Manufacturing and Administration	84,462	Owned
Boca Raton, FL	Laboratory and Administration	44,495	Owned
Boca Raton, FL	Warehousing and Administration	38,195	Owned

*Pursuant to a shared services agreement, as amended, with Areth, LLC ("Areth") for office, warehouse space and related services pursuant to which the Company pays Areth monthly lease payments of $10,000. Areth is a company controlled by Dr. Jerrold B. Grossman, our Vice Chairman of the Board of Directors, and Adam S. Grossman, our President and Chief Executive Officer.

As of December 31, 2025, we maintained ten plasma collection centers in leased facilities mainly in the southeastern part of the U.S., which require lease payments through the respective lease terms that expire at various dates through 2033 (see Notes 5 and 12 to the consolidated financial statements appearing elsewhere in this report).

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

PART II

Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since October 22, 2019, our common stock has been listed on the Nasdaq Global Market under the symbol “ADMA”.

Holders

As of February 20, 2026, there were seven record holders of our common stock, based upon information received from our transfer agent.

Dividend Policy

We have never paid any cash dividends on our capital stock. We anticipate that we will retain earnings, if any, to support operations and to finance the growth and development of our business. In addition, the terms of our JPM Credit Agreement preclude us from paying cash dividends without their consent. Therefore, we do not expect to pay any cash dividends for the foreseeable future.

Stock Performance Graph

The following graph assumes a $100 investment on December 31, 2020 in each of (i) the Company’s Common Stock, (ii) the XBI Biotech Index of biotechnology companies and (iii) the Russell 2000 Index.

	2020	2021	2022	2023	2024	2025
ADMA	$100.00	$72.31	$198.97	$231.79	$879.49	$935.38
XBI	$100.00	$79.53	$58.96	$63.43	$63.97	$86.61
Russell 2000	$100.00	$113.46	$88.93	$102.37	$112.70	$125.43

Sale of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below reflects shares of common stock we repurchased during the three months ended December 31, 2025:

For the Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 31, 2025	361,262	$14.95	361,262	$471,559,993
November 30, 2025	229,160	$15.27	229,160	$468,059,744
December 31, 2025	-	$-	-	$468,059,744
Total	590,422	$15.09	590,422

(1) Includes broker commissions.
(2) Shares were repurchased pursuant to our share repurchase program publicly announced on May 5, 2025. There is no expiration date for this share repurchase program. The authorization to repurchase shares will end when we have repurchased the maximum number of shares authorized, or if we have determined to terminate such program.

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

Through our ADMA BioManufacturing business segment, we currently have three products with U.S. Food and Drug Administration (the “FDA”) approval, all of which are currently marketed and commercially available: (i) ASCENIV (Immune Globulin Intravenous, Human – slra 10% Liquid), an Intravenous Immune Globulin (“IVIG”) product indicated for the treatment of Primary Humoral Immunodeficiency (“PI”), also known as Primary Immunodeficiency Disease (“PIDD”) or Inborn Errors of immunity in adults and adolescents, for which we received FDA approval in April 2019 and commenced first commercial sales in October 2019; (ii) BIVIGAM (Immune Globulin Intravenous, Human), an IVIG product indicated for the treatment of PI, and for which we received FDA approval in May 2019 and commenced commercial sales in August 2019; and (iii) Nabi-HB (Hepatitis B Immune Globulin, Human), which is indicated for the treatment of acute exposure to blood containing HBsAg and other listed exposures to Hepatitis B. We seek to develop a pipeline of plasma-derived therapeutics, including a product based on our most recently approved patent application under U.S. Patent Nos. 10,259,865 and 11,084,870 related to methods of treatment and prevention of S. pneumonia infection for an immunoglobulin manufactured to contain standardized antibodies to numerous serotypes of S. pneumoniae. We have successfully completed production of a pilot-scale batch and are conducting animal studies for our S. pneumoniae hyperimmune globulin program, SG-001. We anticipate submitting a pre-Investigational New Drug (“IND”) package to the FDA in fiscal year 2026, which could enable us to progress development of SG-001 directly into a registrational clinical trial. In September 2025, a Commissioner’s National Priority Voucher (CNPV) application was submitted and, if accepted, could accelerate FDA review by two fiscal quarters or more. Our products and product candidates are intended to be used by physician specialists focused on caring for immune-compromised patients with or at risk for certain infectious diseases.

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

Through our ADMA BioCenters subsidiary, we currently operate eight source plasma collection facilities in the U.S., all of which hold FDA licenses. This business unit, which we refer to as our Plasma Collection Centers business segment, provides us with the blood plasma required for the manufacture of our products, and also allows us to sell certain quantities of source and hyperimmune plasma to third-party customers for further manufacturing. In addition, one of our FDA-approved plasma collection centers also has approval from the Korean Ministry of Food and Drug Safety (“MFDS”), and ADMA BioCenters has FDA approval to operate a Hepatitis B immunization program. A typical plasma collection center, such as those operated by ADMA BioCenters, can collect approximately 30,000 to 50,000 liters of source plasma annually, which may be sold for different prices depending upon the type of plasma, quantity of purchase and market conditions at the time of sale. Plasma collected from ADMA BioCenters’ facilities that is not used to manufacture our products is sold to third-party customers in the U.S. and in other locations outside the U.S. where we are approved under supply agreements or in the open “spot” market.

From time to time, we may provide contract manufacturing services for certain third-party clients. We also provide laboratory contracting services to certain customers and may provide contract filling, labeling and packing services utilizing our FDA-approved in-house fill-finish capabilities.

Trends and Developments

For the year ended December 31, 2024, we achieved net income of $197.7 million, the first time in our history that we achieved net income on a GAAP basis and generated positive cash flow from operations of $118.7 million. Positive cash flow from operations continued throughout fiscal year 2025. Our improved operating results were primarily the result of the substantial revenue growth and continued physician, patient and payer acceptance of ASCENIV.

In April 2025, the FDA approved our Prior Approval Supplement (the “PAS”) for our innovative yield enhancement production process (the “Yield Enhancement”) benefiting both ASCENIV and BIVIGAM. This PAS approval amends the Biologics License Application (“BLA”) approvals for ASCENIV and BIVIGAM and will continue to be the process by which we will manufacture these products on a go-forward basis. The production methods approved in this PAS have started to result in additional bulk drug yield from the same starting raw material source plasma volumes and the Company believes it should experience meaningful revenue and earnings accretion accelerating further into 2026 and beyond. This innovative process has demonstrated an ability to increase ASCENIV and BIVIGAM production yields by 20% or more from the same starting source plasma volume. Fiscal year 2026 will be our first full year of yield-enhanced production, supporting anticipated sustained margin expansion.

In July 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted, which includes numerous changes to existing tax law including extending or making permanent certain business provisions initially established under the 2017 Tax Cuts and Jobs Act, which were set to expire. The OBBBA permanently eliminates the requirement to capitalize and amortize U.S.-based research and experimental expenditures, making these expenditures fully deductible in the period incurred. The OBBBA also permanently extends recognition of the accelerated bonus depreciation on qualifying assets in the period acquired. In 2025, these provisions resulted in a reduction of current income tax liabilities and a corresponding reduction to income tax expense.

In July 2025, we completed the acquisition of real estate in Boca Raton, FL for a total purchase price of $12.6 million. This real estate purchase is intended to allow us to expand our production operations and related activities as well as provide for certain redundancies for ambient and cold-chain storage of raw materials, work in process and finished goods inventory.

In December 2025, we entered into an agreement for the divestiture of three of our plasma collection centers for an aggregate purchase price of $12.0 million. As of the date of this Annual Report on Form 10-K, two of the plasma collection centers have been sold to the purchaser. The closing of the third center is anticipated to occur in the first quarter of 2026. After the divestiture of all three centers, we will continue to own and operate seven plasma collection centers. In conjunction with the divestiture agreement, we entered into long-term plasma supply agreements with the purchaser of the three plasma collection centers, further diversifying our third-party high-titer plasma supply base. Collectively, these actions reflect a deliberate shift toward a more flexible, capital-efficient supply model and are expected to deliver accretive cost savings beginning in fiscal year 2026, improve capital efficiency, support increased ASCENIV production capacity, and provide durable plasma supply confidence through the late 2030s.

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

ASCENIV is approved for the treatment of PIDD or PI, a class of inherited genetic disorders that causes a deficient or absent immune system in adults and adolescents (12 to 17 years of age). Our pivotal Phase III clinical trial in 59 PIDD patients met the primary endpoint of no Serious Bacterial Infections (“SBI”) reported during 12 months of treatment. Secondary efficacy endpoints further demonstrated the benefits of ASCENIV in the low incidence of infection, therapeutic antibiotic use, days missed from work, school and daycare and unscheduled medical visits and hospitalizations. We believe this clinical data together with the FDA approval for the treatment of PIDD better positions ADMA to potentially further evaluate ASCENIV in immune-compromised patients infected with or at-risk for RSV infection or potentially other respiratory viral pathogens at an appropriate time. In the future, we may elect to work with the FDA and the immunology and infectious disease community to design an appropriate clinical trial to evaluate the use of ASCENIV in this patient population. Following FDA approval in April 2019, commercial sales of ASCENIV commenced in October 2019 and in 2023 we commenced manufacturing ASCENIV at the 4,400 Liter production scale. This expansion has improved the product’s margin profile and increased plant production capacity as fewer batches are needed to support our revenue goals. ASCENIV’s prescriber and patient base continued to expand during 2024, which drove record utilization and pull-through for this product. These elevated demand trends continued throughout fiscal year 2025, and we expect the product’s rapid growth to continue through 2026 and beyond.

In June 2025, we filed our sBLA for the expansion of ASCENIV’s label to include the pediatric setting for patients who are two years and older and we anticipate potential FDA approval in the first half of 2026.

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

RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (“U.S. GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate these estimates and assumptions, including those described below. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates. Significant estimates include estimates related to the Company’s effective tax rate.

Some of the estimates and assumptions we are required to make under U.S. GAAP require difficult, subjective and/or complex judgments about matters that are inherently uncertain and, as a result, actual results could differ from those estimates. Due to the estimation processes involved, the following summary of accounting estimates and their application are considered to be critical to understanding our business operations, financial condition and results of operations. For a description of our significant accounting policies, see Note 2 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

The following table presents a summary of the changes in our results of operations for the year ended December 31, 2025, compared to the year ended December 31, 2024:

	Year Ended December 31,
	2025	2024	Increase (Decrease)
	(in thousands)
Revenues	$510,173	$426,454	$83,719
Cost of product revenue	217,408	206,901	10,507
Gross profit	292,765	219,553	73,212
Research and development expenses	4,762	1,813	2,949
Plasma center operating expenses	4,836	4,245	591
Amortization of intangibles	144	388	(244)
Selling, general and administrative expenses	91,580	74,124	17,456
Income from operations	191,443	138,983	52,460

Interest expense	(7,110)	(13,930)	6,820
Loss on extinguishment of debt	(3,336)	(1,243)	(2,093)
Other income, net	1,659	1,904	(245)
Income before taxes	182,656	125,714	56,942

Income tax expense (benefit)	35,726	(71,959)	107,685

Net income	$146,930	$197,673	$(50,743)

Adjusted EBITDA*	$231,030	$164,612	$66,418

Adjusted net income*	$160,829	$119,218	$41,611

* - See Non-GAAP Financial Measures appearing at the end of this discussion

Revenues
We recorded total revenues of $510.2 million for the year ended December 31, 2025, as compared to $426.5 million for the year ended December 31, 2024, an increase of $83.7 million, or 20%. Revenue by product for the years ended December 31, 2025 and 2024 was as follows:

	Year Ended December 31,
	2025	2024	Increase/ (Decrease)	Increase/ (Decrease) %
	(in thousands)
ASCENIV	$362,531	$239,594	$122,937	51%
BIVIGAM	122,033	142,357	(20,324)	-14%
Intermediates and other products(1)	8,579	33,998	(25,419)	-75%
ADMA BioManufacturing	493,143	415,949	77,194	19%

Plasma Collection Centers	17,030	10,505	6,525	62%
Total Revenues	$510,173	$426,454	$83,719	20%

(1) Due to Nabi-HB historically representing less than 10% of the Company’s revenue within the ADMA BioManufacturing segment, it has been included under intermediates and other products. The $12.6 million U.S. Medicaid rebate adjustment recorded in 2024 is also included under intermediates and other products.

The increase in total revenue is primarily related to increased sales of ASCENIV, as we continue to experience increased physician, payer and patient acceptance and utilization of this product, partially offset by the decrease in sales of BIVIGAM, intermediates and other. The revenue increase also includes an increase in sales of normal source plasma (“NSP”) and hyperimmune Hepatitis B plasma in the amount of $6.5 million. During the year ended December 31, 2025, and as previously disclosed in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025, June 30, 2025, and September 30, 2025, we voluntarily withdrew three lots of BIVIGAM (such a withdrawal, hereinafter referred to as the “Voluntary Withdrawal”) as a precautionary measure. This resulted in a reduction in revenue recognized for the year ended December 31, 2025 of $4.0 million for credits issued to customers that were impacted by this Voluntary Withdrawal. This action was proactively initiated, and we believe this matter to be resolved. Excluding the $12.6 million adjustment we recorded in 2024 to decrease our accrual for estimated U.S. Medicaid rebates (which had the effect of increasing net revenues by $12.6 million during the year ended December 31, 2024), total revenue increased by approximately $96.3 million, or 23%.

Cost of Product Revenue and Gross Profit
Cost of product revenue was $217.4 million for the year ended December 31, 2025, as compared to $206.9 million for the year ended December 31, 2024, an increase of $10.5 million, or 5%. The increase is primarily due to higher volume of our IG products and plasma, which impacted cost of product revenue by $19.7 million and $6.7 million, respectively, partially offset by $10.2 million driven by lower volume of intermediates and other, and a reduction in unabsorbed expenses of $5.7 million.

For the year ended December 31, 2025, we had gross profit of $292.8 million, as compared to $219.6 million for the prior year, which represents a gross margin for fiscal 2025 of 57.4%, as compared to 51.5% for fiscal 2024. Excluding the $12.6 million adjustment we recorded in the second quarter of 2024 to reduce our accrual for estimated U.S. Medicaid rebates, our gross profit for the year ended December 31, 2024 was approximately $207.0 million, representing a gross margin of 50.0%. The improvement in gross margin is mainly driven by a significantly more favorable mix of higher margin IG sales in 2025 as compared to 2024, along with the reduction in other manufacturing costs. In fiscal year 2026, our anticipated first full year of yield-enhanced production, we expect a continued shift in our revenue mix toward higher margin IVIG products and improved gross margin.

Research and Development Expenses
Research and development (“R&D”) expenses totaled $4.8 million for the year ended December 31, 2025, as compared to $1.8 million for the year ended December 31, 2024. The increase is driven by the investments made in connection with SG-001.

Plasma Center Operating Expenses
Plasma center operating expenses, which primarily consist of compensation, benefits and travel for plasma center management and administrative staff increased to $4.8 million for the year ended December 31, 2025 as compared to approximately $4.2 million for the year ended December 31, 2024.

Amortization of Intangibles
Amortization expense decreased to $0.1 million for the year ended December 31, 2025, as compared to $0.4 million for the year ended December 31, 2024.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $91.6 million for the year ended December 31, 2025, an increase of $17.5 million from the year ended December 31, 2024, or approximately 24%. The increase is primarily driven by higher compensation costs due to increased headcount to support the growth of our business and manufacturing operations. In addition, higher insurance premiums, professional fees and software expenses contributed to this increase.

Interest Expense
Interest expense for the year ended December 31, 2025, was $7.1 million, as compared to $13.9 million for the year ended December 31, 2024, primarily driven by the decrease in debt balances due to principal repayments made in 2024 and the lower JPM Term Loan Facility (as defined below) interest rate.

Loss on Extinguishment of Debt
As a result of the $30.0 million prepayment we made in May 2025 and repayment of all obligations then outstanding under the Ares Credit Facility (as defined below) in August 2025, we have incurred prepayment penalties and wrote off the remaining debt issuance costs and discount associated with that facility, which resulted in recognition of debt extinguishment losses of $3.3 million during the year ended December 31, 2025. As a result of the debt prepayment we made in 2024, we incurred a prepayment penalty in the amount of $0.5 million and recorded a partial write-down of unamortized debt discount of approximately $0.8 million, for a total loss on this partial extinguishment of debt in the amount of $1.2 million recognized during the year ended December 31, 2024.

Other Income, Net
Other income, net, for the year ended December 31, 2025 was $1.7 million, as compared to $1.9 million for the year ended December 31, 2024, driven by the decrease in 2025 of the prevailing short-term interest rates which resulted in lower interest income.

Income Tax Expense (Benefit)
Income tax expense of $35.7 million for the year ended December 31, 2025 represented an effective tax rate of 19.6%, which differed from the federal statutory rate of 21% primarily due to the excess tax benefits on stock-based compensation and R&D tax credits.

We recorded a total income tax benefit of ($72.0) million for the year ended December 31, 2024. The provision for income taxes for fiscal 2024 includes a deferred tax benefit of ($84.3) million related to the release of the valuation allowance against our net deferred tax assets, partially offset by current income tax expense of $12.3 million, which reflects federal and state income tax liabilities that are not fully sheltered by NOLs due to limitations from prior ownership changes and other limitations on net operating loss carryforwards under the Internal Revenue Code of 1986, as amended (see “Risk Factors - Our ability to use our net operating loss carryforwards (“NOLs”) may be limited.” appearing elsewhere in this report and Note 11 to the Consolidated Financial Statements).

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

The following table presents a summary of the changes in our results of operations for the year ended December 31, 2024, compared to the year ended December 31, 2023:

	Year Ended December 31,
	2024	2023	Increase (Decrease)
	(in thousands)
Revenues	$426,454	$258,215	$168,239
Cost of product revenue	206,901	169,273	37,628
Gross profit	219,553	88,942	130,611
Research and development expenses	1,813	3,300	(1,487)
Plasma center operating expenses	4,245	4,266	(21)
Amortization of intangibles	388	724	(336)
Selling, general and administrative expenses	74,124	59,020	15,104
Income from operations	138,983	21,632	117,351

Interest expense	(13,930)	(25,027)	11,097
Loss on extinguishment of debt	(1,243)	(26,174)	24,931
Other income, net	1,904	1,330	574
Income before taxes	125,714	(28,239)	153,953
Income tax benefit	(71,959)	-	(71,959)
Net income (loss)	$197,673	$(28,239)	$225,912

Adjusted EBITDA*	$164,612	$40,251	$124,361
Adjusted net income*	$119,218	$705	$118,513

* - See Non-GAAP Financial Measures appearing at the end of this discussion

Revenues
We recorded total revenues of $426.5 million for the year ended December 31, 2024, as compared to $258.2 million for the year ended December 31, 2023, an increase of $168.2 million, or 65%. Revenue by product for the years ended December 31, 2024 and 2023 was as follows:

	Year Ended December 31,
	2024	2023	Increase/ (Decrease)	Increase/ (Decrease) %
	(in thousands)
ASCENIV	$239,594	$92,592	$147,002	159%
BIVIGAM	142,357	140,212	2,145	2%
Intermediates and other products (1)	33,998	17,077	16,921	99%
ADMA BioManufacturing	415,949	249,881	166,068	66%
	-	-
Plasma Collection Centers	10,505	8,334	2,171	26%
Total Revenues	$426,454	$258,215	$168,239	65%

(1) Due to Nabi-HB historically representing less than 10% of the Company’s revenue within the ADMA BioManufacturing segment, it has been included under intermediates and other products. The $12.6 million U.S. Medicaid rebate adjustment recorded in 2024 is also included under intermediates and other products.

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

Plasma Center Operating Expenses
Plasma center operating expenses, which primarily consist of compensation, benefits and travel for plasma center management and administrative staff, along with certain initial opening, marketing and start-up costs, were essentially unchanged at $4.2 million for the year ended December 31, 2024 as compared to approximately $4.3 million for the year ended December 31, 2023.

Amortization of Intangibles
Amortization expense mainly pertains to the amortization of intangible assets acquired in a 2017 acquisition transaction and was $0.4 million and $0.7 million for the years ended December 31, 2024 and 2023, respectively. The intangible assets acquired in 2017 became fully amortized in June of 2024.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $74.1 million for the year ended December 31, 2024, an increase of $15.1 million from the year ended December 31, 2023, and reflects an increase in stock-based compensation expense of $6.4 million in 2024, largely due to the higher valuation of grants awarded in 2024 and to additional compensation expense recognized for the modification of certain outstanding equity awards. The increase in SG&A also reflects increases in employee-related costs, including salaries and wages, benefits, relocation and recruiting, in the aggregate amount of $4.8 million, software maintenance expense of $1.2 million, consulting and professional fees of $0.9 million, audit and tax fees of $0.6 million, insurance expense of $0.6 million and temporary labor expense of $0.7 million. SG&A expenses as a percentage of net revenues decreased from 22.9% in fiscal 2023 to 17.4% in fiscal 2024.

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

Loss on Extinguishment of Debt
As a result of the prepayment we made on our senior debt on December 19, 2024, we incurred a prepayment penalty in the amount of $0.45 million and recorded a partial write-down of unamortized debt discount of approximately $0.8 million, for a loss on this partial extinguishment of debt in the amount of $1.2 million. In connection with the foregoing refinancing of our senior debt in December of 2023, we incurred a loss on extinguishment of debt in the amount of $26.2 million, which was comprised of a prepayment penalty paid to our previous lender in the amount of $11.1 million, and the write-off of unamortized discount related to the retired indebtedness in the approximate amount of $15.1 million.

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

Because EBITDA, Adjusted EBITDA and Adjusted net income (loss) are measures not deemed to be in accordance with U.S. GAAP and are susceptible to varying calculations, our EBITDA, Adjusted EBITDA and Adjusted net income (loss) may not be comparable to similarly titled measures of other companies, including companies in our industry, because other companies may calculate EBITDA, Adjusted EBITDA and Adjusted net income (loss) in a different manner than we calculate these measurements. Although the Company uses Adjusted EBITDA as one of several financial measures to assess its operating performance, its use is limited as it excludes certain significant operating expenses. EBITDA, Adjusted EBITDA and Adjusted net income (loss) are not intended to represent cash flows for the periods presented, nor have they been presented as an alternative to operating income/loss, net income/loss or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP. The following table presents the reconciliation of net income/(loss) to EBITDA and Adjusted EBITDA for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Net income (loss)	$146,930	$197,673	$(28,239)
Depreciation	7,952	7,657	7,608
Amortization	144	388	724
Income tax expense (benefit)	35,726	(71,959)	-
Interest expense	7,110	13,930	25,027
EBITDA	197,862	147,689	5,120
Stock-based compensation expense	20,026	13,616	6,187
Voluntary Withdrawal and product replacements	6,215	-	-
Loss on extinguishment of debt	3,336	1,243	26,174
Yield enhancement expense	1,810	2,064	-
Non-recurring professional fees (a)	1,781	-	2,770
Adjusted EBITDA	$231,030	$164,612	$40,251
(a)
Non-recurring professional fees represent incremental costs associated with a vendor change that we do not expect to incur in future periods and other one-time professional fees.

Adjusted EBITDA improved by $66.4 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024, mainly due to the increase of $52.5 million in our 2025 income from operations, as compared to that in 2024.

The following table presents the reconciliation of Net income to Adjusted net income for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net income (loss)	$146,930	$197,673	$(28,239)
Loss on extinguishment of debt	3,336	1,243	26,174
Deferred tax benefit	-	(84,280)	-
Stock-based compenstion modifications	757	2,518	-
Yield Enhancement expense	1,810	2,064	-
Voluntary Withdrawal and product replacements	6,215	-	-
Non-recurring professional fees (pre-tax) (a)	1,781	-	2,770
Adjusted net income(b)	$160,829	$119,218	$705

(a)
Non-recurring professional fees represent incremental costs associated with a vendor change that we do not expect to incur in future periods and other one-time professional fees.

(b)
Excludes estimated tax effect of the add-backs of $2.7 million $0.6 million for the years ended December 31, 2025 and 2024, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2025, we had working capital of $397.0 million primarily consisting of $206.5 million of inventory, cash and cash equivalents of $87.6 million and $158.4 million of accounts receivable, partially offset by current liabilities of $69.5 million, as compared to working capital at December 31, 2024 of $275.9 million, primarily consisting of $170.2 million of inventory, cash and cash equivalents of $103.1 million and $50.0 million of accounts receivable, partially offset by current liabilities of $55.5 million. Although we have incurred an accumulated deficit of $161.8 million since inception, we had positive cash flow from operations for the years ended December 31, 2025, 2024 and 2023 of $50.4 million, $118.7 million and $8.8 million, respectively. Prior to fiscal 2024, we funded our operations from the sale of our equity securities and debt financings. Our material cash requirements are primarily comprised of:

●
The collection and procurement of raw material source plasma, which includes plasma donor fees and plasma center supplies, and other raw materials necessary to maintain and scale up our manufacturing operations;

●
Employee compensation and benefits;

●
Capital expenditures for equipment upgrades and maintenance of our plasma collection facilities;

●
Interest on our debt;

●
Marketing programs, medical education and continued commercialization efforts;

●
Boca Facility maintenance, improvements, repairs and supplies;

●
Research and development, including studies and development activities relating to SG-001;

●
Conducting required post-marketing clinical trials for ASCENIV; and

●
Continuous improvements and updates to our IT infrastructure, laboratory equipment and assays, and facilities and engineering equipment.

In July 2025, we completed the acquisition of real estate in Boca Raton, FL for a total purchase price of $12.6 million. This real estate purchase is intended to allow us to expand our production operations and related activities as well as provide for certain redundancies for ambient and cold-chain storage of raw materials, work in process and finished goods inventory. Our end-to-end production cycle time from procurement of raw materials to commercial release of finished product can take between seven and 12 months or potentially longer, requiring substantial inventories of raw material plasma and other manufacturing and laboratory testing materials and single use disposables.

We currently anticipate, based upon our projected revenue and expenditures, that our current cash, cash equivalents and accounts receivable, along with our projected future operating cash flow, will be sufficient to fund our operations, as currently conducted, through the first quarter of 2027 and beyond. Based on current operations and assuming continued market acceptance and utilization of our finished drug products, we do not anticipate the need to raise additional capital at this time. However, should the market for our products or political, economic or inflationary conditions change, we may need to seek additional capital which may not be available due to a variety of potential factors beyond our control (see “Risk Factors” appearing elsewhere in this report).

 ADMA continues to evaluate a variety of strategic alternatives, and the exploration of value-creating opportunities remains a top corporate priority.

Ares Credit Agreement

On December 18, 2023 (the “Ares Closing Date”), we entered into a senior secured credit facility (the “Ares Credit Agreement”) with Ares Capital Corporation and certain credit funds affiliated with Ares Capital Corporation (collectively, “Ares”). The Ares Credit Agreement provided for a total of $135.0 million in senior secured credit facilities (the “Ares Credit Facility”) consisting of (i) a term loan in the aggregate principal amount of $62.5 million and (ii) a revolving credit facility in the aggregate principal amount of $72.5 million (collectively, the “Ares Loans”), both of which were fully drawn on the Ares Closing Date. The Ares Credit Facility had a maturity date of December 20, 2027 (the “Ares Maturity Date”). On the Ares Closing Date, we used the proceeds from the Ares Loans, along with a portion of its existing cash on hand, to terminate and pay in full all of the outstanding obligations under our previous senior credit facility (the “Hayfin Credit Facility”) with Hayfin Services LLP (“Hayfin”) including the outstanding principal in the amount of $158.6 million, a prepayment penalty in the amount $11.1 million, an exit fee of $1.6 million, all accrued and unpaid interest outstanding on the Hayfin Credit Facility as of the Ares Closing date, as well as certain fees and expenses related thereto. In connection with the payoff and termination of the Hayfin Credit Facility, we also wrote off $15.0 million of unamortized debt discount related to the Hayfin Credit Facility. As a result of this transaction, during the year ended December 31, 2023, we recorded a total loss on the extinguishment in the amount of $26.2 million.

On August 14, 2024, we repaid $30.0 million against the Ares revolving credit facility and the outstanding balance on the Ares revolving credit facility as of December 31, 2024 was $42.5 million, with an additional $30.0 million of availability through the Ares Maturity Date. We were required to pay an unused commitment fee of 0.5% per annum for this availability.

On December 19, 2024 we repaid $30.0 million against the Ares term loan and the outstanding balance on the Ares term loan as of December 31, 2024 was $32.5 million. In connection with the repayment against the term loan, during the year ended December 31, 2024, we recognized a loss on extinguishment of debt in the approximate amount of $1.2 million, which was comprised of a prepayment penalty in the amount of $0.5 million and a partial write-off of unamortized discount attributable to the term loan in the amount of $0.8 million.

Borrowings under the Ares term loan bore interest at the adjusted Term SOFR for a three‑month tenor in effect on the day that is two business days prior to the first day of the applicable calendar quarter plus 6.50% (the “Initial SOFR Term Loan Applicable Margin”). Borrowings under the Ares revolving facility bore interest at the adjusted Term SOFR for a three‑month tenor in effect on the day that is two business days prior to the first day of the applicable calendar quarter plus 3.75% (the “SOFR Revolving Facility Applicable Margin”). As of December 31, 2024, the interest rate on the Ares term loan was approximately 10.85%, and the interest rate on the Ares revolving facility was approximately 8.34%.

We were required to pay Ares the entire outstanding principal amount underlying the Ares term loan and revolving loan (together, the “Ares Loans”) and any accrued and unpaid interest thereon as of the Ares Maturity Date. Prior to the Ares Maturity Date, there were no scheduled principal payments on the Ares Loans. The Ares Credit Agreement permitted prepayment of the outstanding principal under the revolving facility, together with any accrued but unpaid interest on the prepaid principal amount, at any time and from time to time upon three business days’ prior written notice with no prepayment premium. However, in the event we paid down an aggregate amount under the revolving facility that was greater than 50% of the $72.5 million commitment amount, or $36,250,000, we were still required to pay an amount of interest on the revolving facility that would have been payable had $36,250,000 been outstanding, through the Ares Maturity Date. The Ares Credit Agreement permitted prepayment of the outstanding principal on the term loan, together with any accrued but unpaid interest on the prepaid principal amount, at any time and from time to time upon three business days’ prior written notice, subject to the payment to Ares of a prepayment premium equal to (i) 1.5% of the prepaid principal amount, if prepaid after the first anniversary of the Ares Closing Date and on or prior to the second anniversary of the Ares Closing Date or (ii) 1.0% of the prepaid principal amount, if prepaid on or prior to the third anniversary of the Ares Closing Date.

In May 2025, we repaid $30.0 million against the Ares term loan using a draw of $30.0 million against the Ares revolving credit facility made in May 2025. In August 2025, we repaid all obligations outstanding under the Ares Credit Agreement using the proceeds from the JPM Credit Agreement, defined below. As a result of the aforementioned transactions, during the year ended December 31, 2025, we recognized debt extinguishment losses of $3.3 million.

JPM Credit Agreement

On August 5, 2025 (the “JPM Closing Date”), we entered into a Credit Agreement (the “JPM Credit Agreement”) with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The JPM Credit Agreement provides for $300 million of senior secured credit facilities, consisting of (a) a term loan in the aggregate principal amount of $75 million (the “JPM Term Loan Facility”), which was drawn in full on the JPM Closing Date, and (b) a revolving credit facility in the aggregate principal amount of $225 million (the “JPM Revolving Facility”). We may also request, subject to customary conditions, additional incremental revolving commitments or term loans in an aggregate principal amount not to exceed $100 million (together with the JPM Term Loan Facility and the JPM Revolving Facility, the “JPM Credit Facilities”). The JPM Term Loan Facility has a maturity date of August 5, 2028 (the “JPM Term Maturity Date”) and the JPM Revolving Facility has a maturity date of August 5, 2028 or any earlier date on which the commitments under the JPM Revolving Facility are reduced to zero or otherwise terminated pursuant to the terms of the JPM Credit Agreement (the “JPM Revolving Maturity Date”).

Interest on borrowings under the JPM Credit Facilities accrues at an applicable rate equal to (i) an alternate base rate plus an applicable spread (each such borrowing, an “ABR Borrowing”) or (ii) Term SOFR plus an applicable spread (each such borrowing, a “Term Benchmark Borrowing”), in each case based on the lower of the applicable rates set forth in the JPM Credit Agreement, which are based on the Company’s total leverage ratio. These applicable spreads range from 150 basis points to 200 basis points over the alternate base rate and 250 basis points to 300 basis points over Term SOFR, in each case, as determined in accordance with the provisions of the JPM Credit Agreement. We have agreed to pay a commitment fee at specified rates set forth in the JPM Credit Agreement, which, based on our total leverage ratio, ranges from 30 basis points to 35 basis points on the daily amount of the undrawn portion of the aggregate commitments of the lenders under the JPM Revolving Facility. At our request, each borrowing initially shall be either an ABR Borrowing or a Term Benchmark Borrowing, and the Company may thereafter elect to convert any such borrowing to a different type. During the occurrence and continuance of an Event of Default (as defined in the JPM Credit Agreement), all borrowings shall accrue interest at a rate per annum equal to 2% plus the applicable rate. As of December 31, 2025, the interest rate on the JPM Term Loan Facility was approximately 6.42%. No borrowings were outstanding under the JPM Revolving Facility as of December 31, 2025.

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

All of our obligations under the JPM Credit Agreement are secured by a first-priority lien and security interest in substantially all of our and our subsidiaries’ tangible and intangible assets, including intellectual property and equity interests.

The JPM Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar debt financings. The negative covenants include certain financial covenants, including a maximum total leverage ratio of 2.50 to 1.00 and a minimum fixed charge coverage ratio of 1.20 to 1.00. The negative covenants also restrict or limit our ability to, among other things and subject to certain exceptions contained in the JPM Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes; make certain investments; dispose of certain assets; engage in sale and leaseback transactions or swap agreements; make certain Restricted Payments (as defined in the JPM Credit Agreement); engage in certain affiliate transactions; enter into any other agreements that have the impact of restricting our ability to make loan repayments under the JPM Credit Agreement; or amend certain material documents.

As of December 31, 2025, we were in compliance with all of its debt covenants in the JPM Credit Agreement.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net cash provided by operating activities	$50,396	$118,672	$8,800
Net cash used in investing activities	(21,891)	(8,575)	(4,981)
Net cash used in financing activities	(44,022)	(58,302)	(38,989)
Net change in cash and cash equivalents	(15,517)	51,795	(35,170)

Cash and cash equivalents - beginning of year	103,147	51,352	86,522
Cash and cash equivalents - end of year	$87,630	$103,147	$51,352

Net Cash Provided by Operating Activities
Cash provided by operations for the year ended December 31, 2025 was $50.4 million, as compared to $118.7 million for the year ended December 31, 2024. The decrease is primarily due to the unfavorable impact of the timing of sales and due to inventory investments made in 2025 to support our manufacturing and distribution objectives. The improvement in cash flow from operations during the year ended December 2024, compared to that for the year ended December 31, 2023, is primarily due to substantially higher net income. The following table illustrates the primary components of our cash flows from operations:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net income (loss)	$146,930	$197,673	$(28,239)
Non-cash expenses, gains and losses	43,061	(60,462)	47,162
Changes in accounts receivable	(108,430)	(22,578)	(11,916)
Changes in inventories	(36,230)	2,671	(9,626)
Changes in accounts payable and accrued expenses	7,542	5,192	11,369
Other	(2,477)	(3,824)	50
Cash provided by operations	$50,396	$118,672	$8,800

Net Cash Used in Investing Activities
Cash used in investing activities for the year ended December 31, 2025, was $21.9 million as compared to cash used in investing activities for the year ended December 31, 2024 of $8.6 million. The increase is primarily related to the capital expenditures associated with the Yield Enhancement project of $1.8 million and the acquisition of the real estate in Boca Raton, FL in the amount of $12.6 million, partially offset by the $1.0 million deposit received in December 2025 related to the sale of three of our plasma centers (refer to Note 5 to our financial statements included in Item 8 of this Annual Report on Form 10-K for further information).

Cash used in investing activities for the year ended December 31, 2024 was $8.6 million and is mainly comprised of equipment purchases and other capital expenditures at the Boca Facility. Cash used in investing activities for the year ended December 31, 2023 was $5.0 million, which was primarily comprised of capital expenditures of $3.0 million for equipment purchases and facilities upgrades at the Boca Facility, and $1.8 million to complete the buildout of our plasma collection facilities. While we do not have any firm commitments for material capital expenditures, we estimate that our total 2026 capital expenditures will be between $22.0 million and $27.0 million.

Net Cash Used in Financing Activities
Net cash used in financing activities for the year ended December 31, 2025 was $44.0 million, as compared to cash used in financing activities for the year ended December 31, 2024 of $58.3 million. During the year ended December 31, 2025, we repaid our debt principal outstanding under the Ares Credit Agreement using proceeds from the JPM Credit Agreement and acquired treasury stock in the amount of $31.9 million. During the year ended December 31, 2024, we made principal payments of $60.0 million under the Ares Credit Agreement. During the year ended December 31, 2023, we reduced our outstanding debt principal by $23.6 million with the refinancing of our senior debt and paid approximately $12.7 million to exit the Hayfin Credit Facility.

Effect of Inflation
Inflation impacted a number of facets of our business during the years ended December 31, 2025, 2024 and 2023 at each of our business segments. Disruptions in the global economy have impeded global supply chains, resulted in longer lead times and delays in procuring certain raw materials, and resulted in inflationary cost increases in certain raw materials, labor and transportation. We also experienced price increases for, among other items, consumable supplies, services for repairs and maintenance of our facilities, utilities, shipping and freight charges, fuel surcharges and labor costs, among other expenses. Based upon the macroeconomic environment, publicly available information and reports from the U.S. government, we expect this trend to subside somewhat in 2026, however we cannot predict the extent to which future domestic and global economic conditions including, but not limited to, supply chain constraints or geopolitical conditions, including the continuing conflicts in South America, Europe and in the Middle East and surrounding areas, could have a significant impact on our future results of operations. In addition, some of our third-party inventory purchase agreements provide for scheduled price increases that are tied to various consumer price indices, which have resulted in higher than historical percentage price increases and could result in higher source plasma and other raw material and supplies costs in 2026 and beyond. Also, in a higher inflationary environment, we may not be able to raise the prices of our products to keep up with the rate of inflation.

Item 7A.
Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk as the result of changes in interest rates. The JPM Credit Agreement requires monthly payments of interest based on the adjusted Term SOFR plus the applicable margin. We currently do not utilize any derivative financial instruments, such as interest rate swaps or caps, to mitigate this risk. As of December 31, 2025, we had $72.1 million outstanding under our JPM Credit Agreement that was subject to a variable interest rate. As a result, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate would have an approximate $0.7 million annualized negative impact on our earnings and cash flows.

Effects of Inflation

Inflation generally affects us by increasing our research and development, labor, clinical trials and/or manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations as of December 31, 2025.

Item 8.
Financial Statements and Supplementary Data

 Our financial statements required to be filed pursuant to this Item 8 appear in a separate section of this Annual Report on Form 10-K, beginning on page F-1.

Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.
Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Management’s annual report on internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) is included with the financial statements reflected in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firms

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by KPMG. KPMG is an independent registered public accounting firm, as stated in their reports which appear in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ending December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.
Other Information

Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may constitute a non-Rule 10b5-1 trading arrangement under the Exchange Act.

During the quarter ended December 31, 2025, none of our directors or executive officers adopted or terminated any such contract, instruction or written plans except for Adam Grossman, our President and CEO, who entered into a Rule 10b5-1 trading plan with Fidelity Brokerage Services LLC on November 14, 2025 (the “Grossman Plan”). The Grossman Plan provides that Mr. Grossman may sell up to an aggregate of (i) 66,000 shares of our common stock and (ii) 165,000 shares of our common stock to be received upon the exercise of vested options granted to Mr. Grossman. The Grossman Plan is scheduled to terminate on December 31, 2026, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Mr. Grossman or the broker, or as otherwise provided in the plan.

Item 9C.
Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.
Directors, Executive Officers and Corporate Governance

Information required to be disclosed by this Item with respect to our executive officers is incorporated into this Annual Report on Form 10-K by reference from the section entitled “ADMA Executive Officers and Director and Officer Compensation: Executive Officers” contained in our definitive proxy statement for our 2026 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2025.

Information required to be disclosed by this Item about our Board of Directors (the “Board”) is incorporated into this Annual Report on Form 10-K by reference from the section entitled “The Director Election Proposal” contained in our definitive proxy statement for our 2026 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2025.

To the extent necessary, information required to be disclosed by this Item about the Section 16(a) compliance of our directors and executive officers is incorporated into this Annual Report on Form 10-K, as applicable, by reference from the section entitled “Delinquent Section 16(a) Reports” contained in our definitive proxy statement for our 2026 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2025.

Information required to be disclosed by this Item about our Board, the Audit Committee of our Board, our audit committee financial expert(s), our Code of Ethics and Business Conduct, and other corporate governance matters is incorporated into this Annual Report on Form 10-K by reference from the section entitled “ADMA Corporate Governance” contained in our definitive proxy statement for our 2026 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2025.

The text of our Code of Ethics and Business Conduct, which applies to our directors and employees (including our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions), is posted in the “Documents” section of the Investors section of our website, www.admabiologics.com. A copy of the Code of Ethics and Business Conduct can be obtained free of charge on our website. We intend to disclose on our website any amendments to, or waivers from, our Code of Ethics and Business Conduct that are required to be disclosed pursuant to the rules of the SEC and The Nasdaq Stock Market.

The information presented on our website is not a part of this Annual Report on Form 10-K and the reference to our website is intended to be an inactive textual reference only.

Our Insider Trading Policy governs transactions in our securities by our directors, officers and employees and is designed to promote compliance with applicable insider trading laws, rules and regulations. A copy of our Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

Item 11.
Executive Compensation

Information required to be disclosed by this Item is incorporated into this Annual Report on Form 10-K by reference from the section entitled “ADMA Executive Officers and Director and Officer Compensation” contained in our definitive proxy statement for our 2026 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2025.

Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required to be disclosed by this Item is incorporated into this Annual Report on Form 10-K by reference from the sections entitled “ADMA Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained in our definitive proxy statement for our 2026 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2025.

Item 13.
Certain Relationships and Related Transactions, and Director Independence

The information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Certain ADMA Relationships and Related Transactions” and “ADMA Corporate Governance − Director Independence” contained in our definitive proxy statement for our 2026 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2025.

Item 14.
Principal Accounting Fees and Services

The information required to be disclosed by this Item is incorporated into this Annual Report on Form 10-K by reference from the section entitled “The Auditor Ratification Proposal” contained in our definitive proxy statement for our 2026 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2025.

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

10.6++
Amended and Restated Plasma Purchase Agreement, effective as of October 1, 2024, by and between Grifols Worldwide Operations Limited and ADMA BioManufacturing, LLC (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 18, 2025).

10.7++
Plasma Purchase Agreement, effective as of August 6, 2024, by and between KEDPlasma LLC and ADMA BioManufacturing, LLC (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 18, 2025).

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

10.9.1
Amendment 3 to the Amended and Restated Agreement for Services, effective as of November 7, 2019, by and between ADMA BioManufacturing, LLC and Areth LLC (incorporated herein by reference to the Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 13, 2020).

10.9.2
Amendment 4 to the Amended and Restated Agreement For Services Between ADMA BioManufacturing, LLC and Areth LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2022).

10.10	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 18, 2025).
10.11+
License Agreement, effective as of December 31, 2012, by and between ADMA Biologics, Inc. and Biotest AG (incorporated herein by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1, filed with the SEC on February 11, 2013).

10.11.1
First Amendment to License Agreement, dated as of June 6, 2017, by and between the Company and Biotest AG (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2017).

10.12
Credit Agreement, dated as of August 5, 2025, by and among ADMA Biologics, Inc., as Borrower, the other Loan Parties party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 6, 2025).

16.1
Letter, dated October 9, 2024, from CohnReznick LLP addressed to the Commission (incorporated herein by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 9, 2024).

19.1*	The Company’s Insider Trading Policy, effective September 2025.
21.1*	Subsidiaries of the Company.
23.1*	Consent of KPMG LLP.
23.2*	Consent of CohnReznick LLP.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	ADMA Biologics, Inc. Compensation Recoupment Policy (incorporated herein by reference to Ex. 97 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2024).

101*
The following materials from ADMA Biologics, Inc. Form 10-K for the year ended December 31, 2025, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2025 and December 31, 2024, (ii) Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2025, 2024 and 2023, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023; and (v) Notes to Consolidated Financial Statements.

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

ADMA Biologics, Inc.

Date: February 25, 2026	By:	/s/ Adam S. Grossman
	Name:	Adam S. Grossman
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Adam S. Grossman
Adam S. Grossman	President and Chief Executive Officer (Principal Executive Officer) and Director	February 25, 2026

/s/ Brad Tade
Brad Tade	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2026

/s/ Steven A. Elms
Steven A. Elms	Chairman of the Board of Directors	February 25, 2026

/s/ Dr. Jerrold B. Grossman
Dr. Jerrold B. Grossman	Vice Chairman of the Board of Directors	February 25, 2026

/s/ Alison Finger
Alison Finger	Director	February 25, 2026

/s/ Lawrence P. Guiheen
Lawrence P. Guiheen	Director	February 25, 2026

/s/ Young T. Kwon
Young T. Kwon	Director	February 25, 2026

/s/ Eduardo Rene Salas
Eduardo Rene Salas	Director	February 25, 2026

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

  Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of its internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025 based on those criteria.

  Our independent registered public accounting firm, which has audited the consolidated financial statements included in this Annual Report on Form 10-K, has also issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2025. Their report appears on page F-3 of this Annual Report on Form 10-K.

/s/ Adam S. Grossman	/s/ Brad Tade
Adam S. Grossman	Brad Tade
President and Chief Executive Officer	Chief Financial Officer

February 25, 2026	February 25, 2026

KPMG LLP 677 Washington Boulevard Stamford, CT 06901

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
ADMA Biologics, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited ADMA Biologics, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two-year period ended December 31, 2025, and the related notes and financial statement schedule II - valuation and qualifying accounts (collectively, the consolidated financial statements), and our report dated February 25, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Stamford, Connecticut
February 25, 2026

KPMG LLP 677 Washington Boulevard Stamford, CT 06901

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
ADMA Biologics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ADMA Biologics, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two-year period ended December 31, 2025, and the related notes and financial statement schedule II - valuation and qualified accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the two-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Sufficiency of audit evidence over inventory

As disclosed in Notes 2 and 3 to the consolidated financial statements, the Company held $206.4 million of inventory as of December 31, 2025. Inventories are comprised of raw materials, work-in-process, and finished goods.

We identified the evaluation of the sufficiency of audit evidence over inventory as a critical audit matter. Subjective auditor judgment was required to determine the nature and extent of procedures to be performed because of the nature of the Company’s inventory and the manufacturing process. Additionally, specialized skills and knowledge were needed to assess the Information Technology (IT) systems used in the inventory process.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over inventory. We evaluated the design and tested the operating effectiveness of certain internal controls in the inventory process. We also involved IT professionals with specialized skills and knowledge, who assisted in testing certain general IT and application controls related to the Company’s process of recording inventory. At select Company-operated and third-party locations, we also obtained external confirmations of inventory quantities held at those locations at year-end and compared the results to the Company’s records. We also selected a sample of transactions used in the costing of raw materials inventory and a sample of costs which had been accumulated into work-in-process and finished goods inventory and compared inventory costs to underlying documentation, including third-party invoices. In addition, we evaluated the overall sufficiency of audit evidence obtained over inventory by assessing the results of procedures performed, including the appropriateness of the nature and extent of audit effort.

/s/ KPMG LLP

We have served as the Company’s auditor since 2024.

Stamford, Connecticut
February 25, 2026

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
ADMA Biologics, Inc.

Opinion on the Consolidated Financial Statements

We have audited the consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes and financial statement schedule II – valuation and qualifying accounts (collectively referred to as the “consolidated financial statements”) of ADMA Biologics, Inc. and subsidiaries (the “Company”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Parsippany, New Jersey

February 28, 2024, except for Note 11 and Note 13 as to which the date is March 18, 2025, and except for Note 13 as to which the date is February 25, 2026

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Years Ended December 31, 2025 and 2024

	December 31,	December 31,
	2025	2024
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$87,630	$103,147
Accounts receivable, net	158,429	49,999
Inventories, net	206,465	170,235
Prepaid expenses and other current assets	7,458	8,029
Assets held for sale	6,530	-
Total current assets	466,512	331,410
Property and equipment, net	65,057	54,707
Intangible assets, net	632	460
Goodwill	3,530	3,530
Deferred tax assets, net	73,261	84,280
Right-of-use assets	6,650	8,634
Deposits and other assets	8,600	5,657
TOTAL ASSETS	$624,242	$488,678

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,519	$20,219
Accrued expenses and other current liabilities	40,466	34,105
Current portion of long-term debt	2,813	-
Current portion of lease obligations	1,096	1,218
Liabilities held for sale	2,647	-
Total current liabilities	69,541	55,542
Long-term debt	69,330	72,337
Deferred revenue, net of current portion	1,405	1,547
End of term fee	-	1,313
Lease obligations, net of current portion	6,646	8,561
Other non-current liabilities	-	360
TOTAL LIABILITIES	146,922	139,660

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock - voting, $0.0001 par value, 300,000,000 shares authorized, December 31, 2025: 239,793,566 issued and 237,874,496 outstanding; December 31, 2024: 236,620,545 issued and outstanding	24	24
Treasury stock, at cost, 1,919,070 and 0 shares as of December 31, 2025 and December 31, 2024, respectively	(32,090)	-
Additional paid-in capital	671,039	657,577
Accumulated deficit	(161,653)	(308,583)
TOTAL STOCKHOLDERS' EQUITY	477,320	349,018
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$624,242	$488,678

The accompanying notes are an integral part of these consolidated financial statements.

 ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2025	2024	2023
	(in thousands, except share and per share data)

REVENUES	$510,173	$426,454	$258,215
Cost of product revenue	217,408	206,901	169,273
Gross profit	292,765	219,553	88,942

OPERATING EXPENSES:
Research and development	4,762	1,813	3,300
Plasma center operating expenses	4,836	4,245	4,266
Amortization of intangible assets	144	388	724
Selling, general and administrative	91,580	74,124	59,020
Total operating expenses	101,322	80,570	67,310

INCOME FROM OPERATIONS	191,443	138,983	21,632

OTHER INCOME (EXPENSE):
Interest income	1,871	2,097	1,617
Interest expense	(7,110)	(13,930)	(25,027)
Loss on extinguishment of debt	(3,336)	(1,243)	(26,174)
Other expense	(212)	(193)	(287)
Other expense, net	(8,787)	(13,269)	(49,871)

INCOME (LOSS) BEFORE INCOME TAXES	182,656	125,714	(28,239)

Income tax expense (benefit)	35,726	(71,959)	-

NET INCOME (LOSS)	$146,930	$197,673	$(28,239)

BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.62	$0.85	$(0.13)
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.60	$0.81	$(0.13)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	238,299,024	233,084,236	223,977,315
Diluted	244,904,640	243,342,466	223,977,315

The accompanying notes are an integral part of these consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at December 31, 2022	221,816,930	$22	$629,969	$(478,017)	-	$-	$151,974
Stock-based compensation	-	-	6,187	-	-	-	6,187
Vesting of Restricted Stock Units, net of shares withheld for taxes	833,722	-	(1,415)	-	-	-	(1,415)
Warrants issued in connection with notes payable	-	-	5,595	-	-	-	5,595
Exercise of stock options	1,444,533	1	1,103	-	-	-	1,104
Cashless exercise of warrants	1,967,847	-	-	-	-	-	-
Net loss	-	-	-	(28,239)	-	-	(28,239)
Balance at December 31, 2023	226,063,032	23	641,439	(506,256)	-	-	135,206
Stock-based compensation	-	-	13,616	-	-	-	13,616
Vesting of Restricted Stock Units, net of shares withheld for taxes	1,344,555	-	(4,971)	-	-	-	(4,971)
Exercise of stock options	1,988,066	-	7,494	-	-	-	7,494
Cashless exercise of warrants	7,224,892	1	(1)	-	-	-	-
Net income	-	-	-	197,673	-	-	197,673
Balance at December 31, 2024	236,620,545	24	657,577	(308,583)	-	-	349,018
Stock-based compensation	-	-	20,026	-	-	-	20,026
Cashless exercise of warrants	866,302	-	(1)	-	-	-	(1)
Vesting of Restricted Stock Units, net of shares withheld for taxes	1,308,069	-	(9,547)	-	-	-	(9,547)
Exercise of stock options	998,650	-	2,984	-	-	-	2,984
Acquisition of treasury stock	-	-	-	-	(1,919,070)	(32,090)	(32,090)
Net income	-	-	-	146,930	-	-	146,930
Balance at December 31, 2025	239,793,566	$24	$671,039	$(161,653)	(1,919,070)	$(32,090)	$477,320

The accompanying notes are an integral part of these consolidated financial statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	146,930	197,673	(28,239)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,096	8,045	8,332
Loss on disposal of fixed assets	9	106	182
Deferred income tax provision	11,020	(84,280)	-
Interest paid in kind	-	-	3,836
Stock-based compensation	20,026	13,616	6,187
Amortization of debt discount	717	951	2,594
Loss on extinguishment of debt	3,336	1,243	26,174
Amortization of license revenue	(143)	(143)	(143)
Changes in operating assets and liabilities:
Accounts receivable	(108,430)	(22,578)	(11,916)
Inventories	(36,230)	2,671	(9,626)
Prepaid expenses and other current assets	(1,525)	(2,695)	(239)
Deposits and other assets	279	15	1,080
Accounts payable	2,330	4,150	3,839
Accrued expenses	5,212	1,042	7,530
Other current and non-current liabilities	(1,231)	(1,144)	(791)
Net cash provided by operating activities	50,396	118,672	8,800

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(22,575)	(8,226)	(4,771)
Acquisition of intangible assets	(316)	(349)	(210)
Deposit received on net assets held for sale	1,000	-	-
Net cash used in investing activities	(21,891)	(8,575)	(4,981)

CASH FLOWS FROM FINANCING ACTIVITIES:
Ares term loan payments	(32,500)	(60,000)	(158,584)
Ares revolving facility payments	(72,500)	-	-
Ares revolving facility proceeds	30,000	-	-
JPM term loan payments	(938)	-	-
JPM term loan proceeds	75,000	-	-
Prepayment penalties on repayment of debt	(1,031)	(450)	(11,140)
Proceeds from issuance of note payable	-	-	135,000
Taxes paid on vested restricted stock units	(9,547)	(4,971)	(1,415)
Payments on finance lease obligations	-	-	(17)
Debt issuance costs	(2,237)	-	-
Net proceeds from the exercise of stock options	2,984	7,494	1,104
Payment of end of term fee	(1,313)	(375)	(1,586)
Payment of deferred financing fees	-	-	(2,351)
Acquisition of treasury stock	(31,940)	-	-
Net cash used in financing activities	(44,022)	(58,302)	(38,989)

Net (decrease) increase in cash and cash equivalents	(15,517)	51,795	(35,170)
Cash and cash equivalents - beginning of year	103,147	51,352	86,522
Cash and cash equivalents - end of year	87,630	103,147	51,352

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

ADMA operates through its wholly owned subsidiaries ADMA BioManufacturing, LLC (“ADMA BioManufacturing”) and ADMA BioCenters Georgia Inc. (“ADMA BioCenters”). ADMA BioManufacturing was formed in January 2017 to facilitate the acquisition of certain assets held by the Company’s former third-party contract manufacturer, which included the U.S. Food and Drug Administration (“FDA”)-licensed BIVIGAM and Nabi-HB immunoglobulin products, and an FDA-licensed plasma fractionation manufacturing facility located in Boca Raton, FL (the “Boca Facility”). ADMA BioCenters is the Company’s source plasma collection business with ten plasma collection facilities located throughout the U.S. as of December 31, 2025, all of which hold an approved license with the FDA.

The Company has three FDA-approved products, all of which are currently marketed and commercially available: (i) ASCENIV (Immune Globulin Intravenous, Human – slra 10% Liquid), an intravenous immune globulin (“IVIG”) product indicated for the treatment of Primary Humoral Immunodeficiency (“PI”), also known as Primary Immunodeficiency Disease (“PIDD”) or Inborn Errors of Immunity, for which the Company received FDA approval in April 2019 and commenced first commercial sales in October 2019; (ii) BIVIGAM (Immune Globulin Intravenous, Human), an IVIG product indicated for the treatment of PI, and for which the Company received FDA approval in May 2019 and commenced commercial sales in August 2019; and (iii) Nabi-HB (Hepatitis B Immune Globulin, Human), which is indicated for the treatment of acute exposure to blood containing Hepatitis B surface antigen (“HBsAg”) and other listed exposures to Hepatitis B. In addition to its commercially available immunoglobulin products, the Company generates revenues from the sale of intermediate by-products that result from the immunoglobulin production process and from time to time provides contract manufacturing and laboratory services for certain clients. The Company seeks to develop a pipeline of plasma-derived therapeutics, including but not limited to SG-001, a pre-clinical, investigative hyperimmune globulin targeting S. pneumonia. The Company’s products and product candidates are intended to be used by physician specialists focused on caring for immune-compromised patients with or at risk for certain infectious diseases.

2.
SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and basis of presentation
The accompanying consolidated financial statements include the accounts of ADMA and its wholly owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with Article 3 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). All intercompany balances have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (the “FASB”).

During the years ended December 31, 2025, 2024 and 2023, comprehensive income (loss) was equal to the net income (loss) amounts presented for the respective periods in the accompanying consolidated statements of operations.

Use of estimates
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates related to the Company’s effective tax rate.

In 2024, the Company engaged a third-party specialist to assist in the evaluation of the Company’s accrual for U.S. Medicaid rebates related to the sale of the Company’s immunoglobulin products. As a result of this evaluation, the Company recognized a reduction in this accrual and a corresponding increase to net revenues of $12.6 million for the year ended December 31, 2024.

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

Accounts receivable
Accounts receivable is reported at realizable value, net of allowances for contractual credits and doubtful accounts in the amount of $0.3 million and $0.2 million at December 31, 2025 and 2024, respectively, which are recognized in the period the related revenue is recorded. The Company extends credit to its customers based upon an evaluation of each customer's financial condition and credit history. Evaluations of the financial condition and associated credit risk of customers are performed on an ongoing basis.

Inventories
Raw materials inventory consists of normal source plasma (“NSP”) and Respiratory Syncytial Virus (“RSV”) high-titer plasma collected at the Company’s plasma collection facilities or purchased from third parties, along with various materials purchased from suppliers, used in the production of the Company’s products. Work-in-process and finished goods inventories (see Note 3) reflect the cost of raw materials as well as costs for direct and indirect labor, primarily salaries, wages and benefits for applicable employees, as well as an allocation of overhead costs related to the Boca Facility including utilities, property taxes, general repairs and maintenance, consumable supplies and depreciation.

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

Property and equipment
Assets comprising property and equipment (see Note 4) are stated at cost less accumulated depreciation and any historical impairment charges. Depreciation is calculated using the straight-line method over the asset’s estimated useful life. Land is not depreciated. The buildings have been assigned a useful life of 30 years and building improvement 15 years. Property and equipment other than land and buildings have useful lives ranging from 3 to 8 years. Leasehold improvements are amortized over the lesser of the lease term or their estimated useful lives.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill
Goodwill represents the excess of purchase price over the fair value of net assets acquired by the Company. Goodwill at December 31, 2025 and 2024 was $3.5 million, all of which is attributable to the Company’s ADMA BioManufacturing business segment. There were no changes to the carrying amount of goodwill during the years ended December 31, 2025, 2024 and 2023.

Goodwill is not amortized but is assessed for impairment on an annual basis or more frequently if impairment indicators exist. The Company has the option to perform a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill and other intangible assets. If the Company concludes that this is the case, then it must perform a goodwill impairment test by comparing the fair value of the reporting unit to its carrying value. An impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The Company performs its annual goodwill impairment assessment as of October 1 of each year. The Company’s annual goodwill impairment assessments as of October 1, 2025, 2024 and 2023 did not result in any impairment charges related to goodwill for the years ended December 31, 2025, 2024 and 2023.

Impairment of long-lived assets
The Company assesses the recoverability of its long-lived assets, which include property and equipment, right-of-use assets and finite-lived intangible assets, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s carrying value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the years ended December 31, 2025, 2024 and 2023, the Company determined that there was no impairment of its long-lived assets.

Revenue recognition
Revenues for the years ended December 31, 2025, 2024 and 2023 are comprised of (i) revenues from the sale of the Company’s immunoglobulin products, ASCENIV, BIVIGAM and Nabi-HB, (ii) product revenues from the sale of human plasma collected by the Company’s Plasma Collection Centers business segment, (iii) contract manufacturing and laboratory services revenue, (iv) revenues from the sale of intermediate by-products and (v) license and other revenues primarily attributable to the out-licensing of ASCENIV to Biotest AG (“Biotest”) in 2012 to market and sell this product in Europe and certain countries in Northern Africa and the Middle East. Biotest has provided the Company with certain services and financial payments in accordance with the related Biotest license agreement and is obligated to pay the Company certain amounts in the future if certain milestones are achieved. Deferred revenue is amortized into income over the term of the Biotest license, representing a period of approximately 22 years.

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Plasma center operating expenses
Plasma center operating expenses consist of certain general and administrative plasma center costs, marketing, rent expense, maintenance, utilities and compensation and benefits for administrative staff.

Advertising and marketing expenses
Advertising and marketing expense includes cost for promotional materials and trade show expenses for the marketing of the Company’s products and expenses incurred for attracting donors to the Company’s plasma collection centers. All advertising and marketing expenses are expensed as incurred. Advertising and marketing expenses were $3.1 million, $2.7 million and $3.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Stock-based compensation
The Company follows recognized accounting guidance which requires all equity-based payments, including grants of stock options and restricted stock unit awards (“RSUs”), to be recognized in the statement of operations as compensation expense based on their fair values at the date of grant. Compensation expense related to awards to employees and directors with service-based vesting conditions is recognized on a straight-line basis over the associated vesting period of the award based on the grant date fair value of the award. Stock options granted to employees under the Company’s equity incentive plans generally have a four-year vesting period and a term of 10 years. RSUs granted to employees also have a four-year vesting period. Pursuant to ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), the Company has elected not to establish a forfeiture rate, as stock-based compensation expense related to forfeitures of unvested equity awards is reversed at the time of forfeiture.

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Common Share
Basic earnings per common share are computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are calculated by dividing net income attributable to common stockholders as adjusted for the effect of dilutive securities, if any, by the weighted average number of shares of common stock and dilutive common stock outstanding during the period. Potentially dilutive common stock includes the shares of common stock issuable upon the exercise of outstanding stock options and warrants (using the treasury stock method) and upon the vesting of RSUs. Potentially dilutive common stock in the diluted net earnings per common share computation is excluded to the extent that it would be anti-dilutive. For the years ended December 31, 2025 and 2024, basic and diluted earnings per common share are calculated as follows:

	Year ended December 31,
	2025	2024	2023
Net income (loss) available to common stockholders ($000's) (numerator)	$146,930	$197,673	$(28,239)
Weighted-average number of common shares (denominator)	238,299,024	233,084,236	223,977,315
Basic earnings (loss) per common share	$0.62	$0.85	$(0.13)

Weighted-average number of common shares	238,299,024	233,084,236	223,977,315
Potential shares of common stock arising from outstanding stock options	3,545,197	4,150,584	-
Potential shares of common stock arising from outstanding warrants	11,772	3,085,640	-
Potential shares of common stock arising from outstanding RSUs	3,048,647	3,022,006	-
Total shares - diluted (denominator)	244,904,640	243,342,466	223,977,315
Diluted earnings (loss) per common share	$0.60	$0.81	$(0.13)

During the years ended December 31, 2025 and 2024, there were no shares with an anti-dilutive effect that needed to be excluded from the earnings per share computation. For the year ended December 31, 2023, the following securities were excluded from the calculation of diluted loss per common share because of their anti-dilutive effects:

Year ended December 31,
2023
Stock Options	5,906,184
Restricted Stock Units	4,657,297
Warrants	12,502,906
Total	23,066,387

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

Recent Accounting Pronouncements
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes authoritative guidance on the recognition, measurement, presentation, and disclosure of government grants. Under ASU 2025-10, government grants are recognized when it is probable that the entity will both comply with the conditions of the grant and the grant will be received. The ASU provides specific accounting models for grants related to assets and grants related to income, including options to recognize government grants as deferred income or as a reduction of the asset’s cost basis. The ASU also requires enhanced disclosures regarding the nature of government grants, significant terms and conditions, accounting policies applied, and amounts recognized in the financial statements. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years, with early adoption permitted. No material impact is expected upon adoption of this authoritative guidance.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

 In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 for the year ended December 31, 2025, and applied the new disclosure requirements prospectively to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. See Note 11 for further details.

3.
INVENTORIES

The following table provides the components of inventories:

	December 31, 2025	December 31, 2024
	(in thousands)
Raw materials	$96,612	$60,473
Work-in-process	57,798	61,641
Finished goods	52,055	48,121
Total inventories, net	$206,465	$170,235

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.
PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2025 and 2024 is summarized as follows:

	December 31, 2025	December 31, 2024
	(in thousands)
Manufacturing and laboratory equipment	$28,119	$21,305
Office equipment and computer software	6,307	5,772
Furniture and fixtures	5,614	5,840
Construction in process	8,457	8,149
Leasehold improvements	14,983	21,066
Land	13,039	4,339
Buildings and building improvements	26,886	21,788
	103,405	88,259
Less: Accumulated depreciation	(38,348)	(33,552)
Total property and equipment, net	$65,057	$54,707

The Company recorded depreciation expense on property and equipment of $8.0 million, $7.7 million and $7.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

5.
ASSETS AND LIABILITIES HELD FOR SALE

On December 31, 2025, the Company signed an Asset Purchase Agreement with a third party pursuant to which the Company agreed to sell its plasma collection centers located in Maryville, Tennessee (“Maryville Center”), Knoxville, Tennessee (“Knoxville Center”), and Laurel, Maryland (“Laurel Center” and, collectively with the Maryville Center and Knoxville Center, the “Disposal Group”), for an aggregate purchase price equal to $12.0 million, with fifty percent (50%) of such consideration in the form of a one-year secured promissory note with a ten percent (10%) interest rate, and the remaining fifty percent (50%) payable in cash. On December 31, 2025, the purchaser paid the Company a cash deposit in the amount of $1.0 million, recorded in accrued expenses and other current liabilities, to be applied towards the consideration paid at the closing of the sale of the Maryville Center.

As of December 31, 2025, the Disposal Group met the criteria to be classified as held for sale under ASC 360, Property, Plant, and Equipment, as management approved and initiated an active program to locate a buyer, the assets are available for immediate sale in their present condition, and the sale is probable and expected to be completed within one year. Assets and liabilities classified as held for sale are measured at the lower of their carrying amount or estimated fair value less costs to sell.

Assets held for sale as of December 31, 2025 are as follows:

December 31, 2025
(in thousands)
Assets held for sale:
Right-of-use assets	$2,238
Property and equipment, net	4,233
Other assets	59
Total	$6,530

Liabilities held for sale:
Lease obligations	$2,647
Total	$2,647

There were no assets held for sale as of December 31, 2024.

Assets and liabilities held for sale are reflected in Plasma Collection Centers segment in Note 13 and are classified as current based on the expectation that the sale of the disposal group will be completed in 2026.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.
ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other current liabilities at December 31, 2025 and 2024 are as follows:

	December 31, 2025	December 31, 2024
	(in thousands)
Accrued rebates	$5,758	$4,155
Accrued distribution fees	14,808	$11,565
Accrued incentives	6,005	$5,892
Accrued interest	172	$2,857
Accrued testing	130	$827
Accrued payroll and other compensation	809	$3,332
Income taxes payable	8,616	$3,481
Other	4,168	$1,996
Total accrued expenses and other current liabilities	$40,466	$34,105

7.
NOTES PAYABLE

A summary of outstanding senior notes payable is as follows:

	December 31, 2025	December 31, 2024
	(in thousands)
Ares term loan	$-	$32,500
Ares revolving credit facility	-	42,500
JPM term loan	74,063	-
Less: Debt discount and issuance costs	(1,920)	(2,663)
Total debt	72,143	72,337
Less: current portion of long-term debt	(2,813)	-
Long-term debt	$69,330	$72,337

Ares Credit Agreement

On December 18, 2023 (the “Ares Closing Date”), the Company and all of its subsidiaries entered into a new senior secured credit facility (the “Ares Credit Agreement”) with Ares Capital Corporation and certain credit funds affiliated with Ares Capital Corporation (collectively, “Ares”). The Ares Credit Agreement provided for a total of $135.0 million in senior secured credit facilities (the “Ares Credit Facility”) consisting of (i) a term loan in the aggregate principal amount of $62.5 million and (ii) a revolving credit facility in the aggregate principal amount of $72.5 million (collectively, the “Ares Loans”), both of which were fully drawn on the Ares Closing Date. The Ares Credit Facility had a maturity date of December 20, 2027 (the “Ares Maturity Date”). On the Ares Closing Date, the Company used the proceeds from the Ares Loans, along with a portion of its existing cash on hand, to terminate and pay in full all of the outstanding obligations under the Company’s previous senior credit facility (the “Hayfin Credit Facility”) with Hayfin Services LLP (“Hayfin”) including the outstanding principal in the amount of $158.6 million, a prepayment penalty in the amount $11.1 million, an exit fee of $1.6 million, all accrued and unpaid interest outstanding on the Hayfin Credit Facility as of the Ares Closing date, as well as certain fees and expenses related thereto. In connection with the payoff and termination of the Hayfin Credit Facility, the Company also wrote off $15.0 million of unamortized debt discount related to the Hayfin Credit Facility. As a result of this transaction, during the year ended December 31, 2023, the Company recorded a total loss on the extinguishment in the amount of $26.2 million.

On August 14, 2024, the Company repaid $30.0 million against the Ares revolving credit facility and the outstanding balance on the Ares revolving credit facility as of December 31, 2024, was $42.5 million, with an additional $30.0 million of availability through the Ares Maturity Date. The Company was required to pay an unused commitment fee of 0.5% per annum for this availability.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 19, 2024, the Company repaid $30.0 million against the Ares term loan and the outstanding balance on the Ares term loan as of December 31, 2024 was $32.5 million. In connection with the repayment against the term loan, during the year ended December 31, 2024, the Company recognized a loss on extinguishment of debt in the approximate amount of $1.2 million, which is comprised of a prepayment penalty in the amount of $0.5 million and a partial write-off of unamortized discount attributable to the term loan in the amount of $0.8 million.

Borrowings under the Ares term loan bore interest at the adjusted Term SOFR for a three‑month tenor in effect on the day that is two business days prior to the first day of the applicable calendar quarter plus 6.50% (the “Initial SOFR Term Loan Applicable Margin”). Borrowings under the Ares revolving facility bore interest at the adjusted Term SOFR for a three‑month tenor in effect on the day that is two business days prior to the first day of the applicable calendar quarter plus 3.75% (the “SOFR Revolving Facility Applicable Margin”). As of December 31, 2024, the interest rate on the Ares term loan was approximately 10.85%, and the interest rate on the Ares revolving facility was approximately 8.34%.

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

In May 2025, the Company repaid $30.0 million against the Ares term loan using a draw of $30.0 million against the Ares revolving credit facility made in May 2025. In August 2025, the Company repaid all obligations outstanding under the Ares Credit Agreement using the proceeds from the JPM Credit Agreement, defined below. As a result of the aforementioned transactions, during the year ended December 31, 2025, the Company recognized debt extinguishment losses of $3.3 million.

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

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest on borrowings under the JPM Credit Facilities accrues at an applicable rate equal to (i) an alternate base rate plus an applicable spread (each such borrowing, an “ABR Borrowing”) or (ii) Term SOFR plus an applicable spread (each such borrowing, a “Term Benchmark Borrowing”), in each case based on the lower of the applicable rates set forth in the JPM Credit Agreement, which are based on the Company’s total leverage ratio. These applicable spreads range from 150 basis points to 200 basis points over the alternate base rate and 250 basis points to 300 basis points over Term SOFR, in each case, as determined in accordance with the provisions of the JPM Credit Agreement. The Company has agreed to pay a commitment fee at specified rates set forth in the JPM Credit Agreement, which, based on the Company’s total leverage ratio, ranges from 30 basis points to 35 basis points on the daily amount of the undrawn portion of the aggregate commitments of the lenders under the JPM Revolving Facility. At the Company’s request, each borrowing initially shall be either an ABR Borrowing or a Term Benchmark Borrowing, and the Company may thereafter elect to convert any such borrowing to a different type. During the occurrence and continuance of an Event of Default (as defined in the JPM Credit Agreement), all borrowings shall accrue interest at a rate per annum equal to 2% plus the applicable rate. As of December 31, 2025, the interest rate on the JPM Term Loan Facility was approximately 6.42%. No borrowings were outstanding under the JPM Revolving Facility as of December 31, 2025.

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

The JPM Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar debt financings. The negative covenants include certain financial covenants, including a maximum total leverage ratio of 2.50 to 1.00 and a minimum fixed charge coverage ratio of 1.20 to 1.00. The negative covenants also restrict or limit the Company’s ability and the ability of the Company’s subsidiaries to, among other things and subject to certain exceptions contained in the JPM Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes; make certain investments; dispose of certain assets; engage in sale and leaseback transactions or swap agreements; make dividend payments and other certain Restricted Payments (as defined in the JPM Credit Agreement); engage in certain affiliate transactions; enter into any other agreements that have the impact of restricting the Company’s ability to make loan repayments under the JPM Credit Agreement; or amend certain material documents.

Debt maturities over the next five years are as follows (in thousands):

Fiscal year	Amount
2026	$2,813
2027	4,688
2028	66,562
2029	-
2030	-
Total	$74,063

As of December 31, 2025, the Company was in compliance with all of its debt covenants in the JPM Credit Agreement.

8.
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

	Years ended December 31,
	2025	2024
(In thousands)
Shares repurchased	1,919	n/a
Total cost of shares repurchased	$32,090	n/a

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The repurchased shares are recorded at the repurchase cost in treasury stock in the Company’s consolidated balance sheet and are available for reissuance.

Preferred Stock
The Company is currently authorized to issue up to 10 million shares of preferred stock, $0.0001 par value per share. There were no shares of preferred stock outstanding at December 31, 2025 and 2024.

Common Stock
As of December 31, 2025 and 2024, the Company was authorized to issue 300,000,000 shares of its common stock, $0.0001 par value per share, and 237,874,496 and 236,620,545 shares of common stock were outstanding as of December 31, 2025 and 2024, respectively. After giving effect to shares reserved for the issuance of warrants and for awards issued under the Company’s equity incentive plans, 38,703,218 shares of common stock were available for issuance as of December 31, 2025.

Warrants
During the year ended December 31, 2025, affiliates of a former noteholder of the Company exercised warrants to purchase an aggregate of 966,554 shares of common stock on a cashless basis, and the Company issued 866,302 shares of common stock to these entities.

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

During the year ended December 31, 2023, various entities affiliated with Hayfin exercised warrants to purchase an aggregate of 3,388,686 shares of common stock in a cashless exercise transaction, resulting in the Company issuing 1,967,847 shares of its common stock to such entities. Also during the year ended December 31, 2023, warrants to purchase 2,391,244 shares of common stock were issued to the Company’s former noteholders.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about warrants outstanding as of December 31, 2025, 2024 and 2023:

	Shares	Weighted Average Exercise Price
Warrants outstanding at December 31, 2022	13,525,148	$1.99
Expired	(24,800)	$6.37
Granted	2,391,244	$3.26
Exercised	(3,388,686)	$1.65
Warrants outstanding at December 31, 2023	12,502,906	$2.32
Expired	(227,650)	$4.21
Granted	-	$-
Exercised	(11,308,702)	$2.31
Warrants outstanding at December 31, 2024	966,554	$1.98
Expired	-	$-
Granted	-	$-
Exercised	(966,554)	$1.98
Warrants outstanding at December 31, 2025	-	$-

Equity Incentive Plans
In 2022, the Company’s stockholders approved the ADMA Biologics, Inc. 2022 Compensation Plan (the “2022 Equity Plan”), which replaced the Company’s Amended and Restated 2014 Omnibus Incentive Compensation Plan (the “2014 Plan”). Approval of the 2022 Equity Plan resulted in approximately 18 million additional shares of the Company’s common stock being reserved for future awards. The 2022 Equity Plan provides for the Company’s Board of Directors (the “Board”) or a Committee of the Board (the “Committee”) to grant awards to grantees and to determine the exercise price, vesting term, expiration date and all other terms and conditions of the awards, including acceleration of the vesting of an award at any time. Any options granted under the 2022 Equity Plan are intended to be Incentive Stock Options (“ISOs”), unless specified by the Committee to be Non-Qualified Options (“NQOs”) as defined by the Internal Revenue Code. ISOs and NQOs may be granted to employees, consultants or Board members at an option price not less than the fair market value of the common stock subject to the stock option agreement. Shares issued in connection with the exercise of stock options or the vesting of RSUs are newly issued shares.

Options

The fair value of stock options granted is determined on the date of grant using the Black-Scholes model. To determine the risk-free interest rate, the Company utilizes the U.S. Treasury yield curve in effect at the time of the grant with a term consistent with the term of the awards granted by the Company. The expected term of all options granted is in accordance with Staff Accounting Bulletins 107 and 110, which is based on the average between vesting terms and contractual terms as the Company had a limited history of option exercises prior to the middle of fiscal 2023. The expected dividend yield reflects the Company’s current and expected future policy for dividends on the Company’s common stock. For the years ended December 31, 2025, 2024 and 2023, the expected stock price volatility for the Company’s stock options was calculated by examining the historical volatility of the Company’s common stock since the stock became publicly traded in the fourth quarter of 2013.

The grant date fair values of stock options awarded during the years ended December 31, 2025, 2024 and 2023 were determined using the Black-Scholes option pricing model with the following assumptions:

	Year ended December 31,
	2025	2024	2023
Expected term	5.5 - 6.3 years	5.5 - 6.3 years	5.5 - 6.3 years
Volatility	66%	66%	68%
Dividend yield	0.0	0.0	0.0
Risk-free interest rate	3.86-4.41%	4.16-4.39%	4.20-4.62%

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about the Company’s stock options for the years ended December 31, 2025, 2024 and 2023:

	Shares	Weighted- Average Exercise Price
Options outstanding, vested and expected to vest at December 31, 2022	8,256,211	$3.37
Forfeited	(99,345)	$2.73
Expired	(262,940)	$6.42
Granted	1,826,380	$3.36
Exercised	(3,814,122)	$3.15
Options outstanding, vested and expected to vest at December 31, 2023	5,906,184	$3.38
Forfeited	(30,094)	$3.36
Expired	(246,067)	$7.01
Granted	1,531,635	$6.40
Exercised	(2,020,142)	$3.90
Options outstanding, vested and expected to vest at December 31, 2024	5,141,516	$3.90
Forfeited	(68,812)	$2.90
Expired	(137,337)	$2.71
Granted	774,886	$16.46
Exercised	(1,027,470)	$3.45
Options outstanding, vested and expected to vest at December 31, 2025	4,682,783	$6.13

Options exercisable	2,762,135	$3.98

As of December 31, 2025, the Company had $10.0 million of unrecognized compensation expense related to stock options granted under the Company’s equity incentive plans, which is expected to be recognized over a weighted-average period of 2.7 years. The following table summarizes additional information regarding outstanding and exercisable options under the stock option plans at December 31, 2025:

	Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000's)	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000's)
$1.10 - $1.67	713,790	5.8	$1.58	$10,599	636,185	6.1	$1.59	$11,220
$1.84 - $2.76	402,601	4.8	$2.38	$6,065	382,330	5.0	$2.38	$6,387
$2.83 - $4.245	1,368,176	5.8	$3.45	$14,345	970,193	5.5	$3.43	$19,684
$4.31 - $6.465	987,891	7.4	$5.34	$6,528	506,126	6.8	$5.37	$12,718
$6.54 - $9.81	300,328	8.3	$6.54	$1,464	125,136	8.3	$6.54	$3,514
$13.58 - $20.37	909,997	9.2	$15.56	$382	142,165	9.0	$16.12	$2,035
	4,682,783	6.8	$3.98	$39,383	2,762,135	6.1	$6.19	$55,558

Restricted Stock Units

The Company grants RSUs to certain employees and consultants of the Company and to members of its Board. The RSUs generally vest annually over a period of four years for employees and semi-annually over a period of one year for directors.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about the Company’s RSUs for the years ended December 31, 2025, 2024 and 2023:

	Shares	Weighted- Average Grant Date Fair Value
Balance at December 31, 2022	2,866,987	$1.59
Granted	3,389,760	$3.42
Vested	(1,199,445)	$1.63
Forfeited	(400,005)	$2.71
Balance at December 31, 2023	4,657,297	$2.81
Granted	3,278,688	$7.44
Vested	(1,886,463)	$2.50
Forfeited	(303,532)	$3.92
Balance at December 31, 2024	5,745,990	$5.50
Granted	1,943,884	$16.44
Vested	(1,875,027)	$5.24
Forfeited	(670,344)	$8.72
Balance at December 31, 2025	5,144,503	$9.31

As of December 31, 2025, the Company had $37.0 million of unrecognized compensation expense related to unvested RSUs granted under the Company’s equity incentive plans, which is expected to be recognized over a weighted-average period of 2.8 years.

During the year ended December 31, 2024, three of the Company’s employees and one of the Company’s non-employee directors received modifications to their outstanding stock option and RSU awards in connection with their departure from the Company or transition from an employee to a consulting role (see Note 9). The modifications allowed, among other things, the former employees to continue to participate in the Company’s equity incentive plans with respect to certain of their outstanding awards when they would otherwise not be eligible to do so. In connection with these modifications, the Company recognized an aggregate of $2.5 million of additional compensation expense in the year ended December 31, 2024. Total stock-based compensation expense for all awards granted under the Company’s equity incentive plans for the years ended December 31, 2025, 2024 and 2023 was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Research and development	$202	$98	$40
Plasma center operating expenses	419	184	146
Selling, general and administrative	16,101	11,720	5,331
Cost of product revenue	3,304	1,614	670
Total stock-based compensation expense	$20,026	$13,616	$6,187

9.
RELATED PARTY TRANSACTIONS

The Company leases an office building and equipment from Areth, LLC (“Areth”) pursuant to an agreement for services effective as of January 1, 2016, as amended from time to time, and pays monthly rent on this facility in the amount of $10,000. On October 18, 2022, the Company amended the agreement to extend its term to December 31, 2026, with automatic successive one-year renewals thereafter. Either party may terminate the agreement by providing the other party with one year’s prior written notice. Rent expense for the years ended December 31, 2025, 2024 and 2023 amounted to $0.1 million. Areth is a company controlled by Dr. Jerrold B. Grossman, the Vice Chairman of the Board, and Adam S. Grossman, the Company’s President and Chief Executive Officer. The Company also reimburses Areth for office, warehousing and building related (common area) expenses, equipment and certain other operational expenses, which were not material to the consolidated financial statements for the years ended December 31, 2025, 2024, 2023.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2025, 2024 and 2023, the Company purchased certain specialized equipment and repair services used for the collection and processing of source plasma from GenesisBPS and its affiliates (“Genesis”) in the amount of $0.1 million, $0.2 million and $0.4 million, respectively. Genesis was owned by Dr. Grossman and Adam Grossman until September 30, 2025.

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

IT Systems Disruption
On June 19, 2023, the Company experienced an IT systems disruption, which rendered certain of the Company’s IT technology systems inaccessible for less than one week. The Company’s investigation of the disruption was completed with the assistance of third-party consultants, and no definitive root cause was identified. At the time of the disruption, the Company was in production of two batches of BIVIGAM, and after a prolonged hold time, it was deemed to be a prudent GMP quality decision to discard these two in-process production batches as these batches were no longer viable for further production or had any alternative use. As a result, the Company recorded a one-time, non-recurring charge of $2.1 million in the second quarter of 2023 for this inventory, which is reflected in Cost of product revenue in the accompanying consolidated statement of operations for the year ended December 31, 2023. In addition, the Company’s Plasma center operating expenses were adversely impacted by approximately $0.7 million due to the temporary closing of the Company’s plasma collection centers while their IT systems were restored.

The Company carries appropriate insurance for these types of instances. During each of the years ended December 31, 2024 and 2023, the Company’s cybersecurity insurer paid the Company an aggregate of $0.2 million for approved restoration-related costs. During the first quarter of 2025, the Company’s cybersecurity insurer paid the Company $0.4 million in business interruption loss coverage.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Vendor Commitments
Pursuant to the terms of a Plasma Purchase Agreement dated as of November 17, 2011 (the “2011 Plasma Purchase Agreement”), the Company agreed to purchase from its former contract manufacturer an annual minimum volume of source plasma containing antibodies to RSV to be used in the manufacture of ASCENIV. The Company must purchase a to-be-determined and agreed upon annual minimum volume from the counterparty, and under the original 2011 Plasma Purchase Agreement the Company was permitted to also collect high-titer plasma from up to five wholly owned ADMA plasma collection facilities. During 2015, the Company amended the 2011 Plasma Purchase Agreement to (i) allow the Company to collect its raw material high-titer plasma from any number of wholly owned ADMA plasma collection facilities and (ii) allow the Company to purchase its raw material high-titer plasma from other third-party collection organizations, in each case, provided that the annual minimum volumes from the Company’s former contract manufacturer were met, thus allowing the Company to expand its reach for raw material supply as it executes its commercialization plans for ASCENIV. On December 10, 2018, the Company’s former contract manufacturer assigned its rights and obligations under the 2011 Plasma Purchase Agreement to Grifols Worldwide Operations Limited (“Grifols”) as its successor-in-interest, effective January 1, 2019. Effective October 1, 2024, the Company entered into an Amended and Restated Plasma Purchase Agreement with Grifols (the “A&R Grifols Agreement”) with a term expiring in September 2039, after which it may be renewed for two additional multi-year periods if agreed to by the parties. Pursuant to the A&R Grifols Agreement, Grifols supplies, on a non-exclusive basis, to ADMA BioManufacturing a minimum of 35,000 liters of RSV plasma annually to be used in the manufacture of ASCENIV, with an escalating price per liter depending on the volume supplied in a given 12-month period, with a minimum annual price increase every 12 months. Additionally, Grifols will be entitled to receive a fixed bonus payment in the event that a specified liter amount of high-titer plasma is supplied to the Company in any 12-month period during the term of the A&R Grifols Agreement.

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

Post-Marketing Commitments
In connection with the FDA approval of ASCENIV on April 1, 2019, the Company is required to perform a pediatric study to evaluate the safety and efficacy of ASCENIV in children and adolescents, for which patient enrollment has been successfully completed. For the years ended December 31, 2025, 2024 and 2023, the Company incurred expenses related to this study in the amounts of $0.9 million, $1.2 million and, $1.0 million, respectively.

In connection with the FDA approval of the BLA for BIVIGAM on December 19, 2012, Biotest committed to perform two additional post-marketing studies, a pediatric study to evaluate the efficacy and safety of BIVIGAM in children and adolescents, and a post-authorization safety study to further assess the potential risk of hypotension and hepatic and renal impairment in BIVIGAM-treated patients with primary humoral immunodeficiency. These studies were required to be completed by June 30, 2023. Both studies have been completed, and the study reports have been submitted to the FDA. ADMA had assumed the remaining obligations, and the costs of the studies were expensed as incurred as research and development expenses. The Company did not incur any expenses related to this commitment during the years ended December 31, 2025 and 2024, and incurred $1.7 million during the year ended December 31, 2023.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Commitments
In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of December 31, 2025. The Company does not anticipate recognizing any significant losses relating to these arrangements.

11.
INCOME TAXES

Income (loss) before provision for income taxes was as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Domestic	$182,656	$125,714	$(28,239)
Foreign	-	-	-
Income (loss) before income taxes	$182,656	$125,714	$(28,239)

The components of the Company’s income tax expense (benefit) are as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Current:
Federal	$21,926	$10,434	$-
State	2,780	1,887	-
Total current	24,706	12,321	-
Deferred:
Federal	9,383	(72,858)	-
State	1,637	(11,422)	-
Total deferred	11,020	(84,280)	-
Total income tax expense (benefit)	$35,726	$(71,959)	$-

The following table is a reconciliation of the U.S. federal statutory rate to the Company’s effective rate for the year ended December 31, 2025 in accordance with the guidance in ASU No. 2023-09:

	Amount	Percent
	(in thousands)
Tax expense at U.S. federal statutory rate	$38,358	21.0%
State taxes, net of federal benefit (1)	3,834	2.1%
Nontaxable or Nondeductible Items
Nondeductible executive compensation	2,799	1.5%
Excess tax benefits related to stock-based compensation	(7,998)	-4.3%
Tax credits	(1,883)	-1.0%
Change in valuation allowance	-	0.0%
Other Adjustments
Other	616	0.3%
Income tax expense	$35,726	19.6%

(1)
State taxes in Florida, Georgia, Illinois and North Carolina made up the majority (greater than 50%) of the tax effect in this category.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table is a reconciliation of the U.S. federal statutory rate to the Company’s effective rate for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09:

	Years Ended December 31,
	2024	2023
	(in thousands)
Tax expense (benefit) at U.S. federal statutory rate	$26,400	$(5,930)
State taxes, net of federal benefit	(9,931)	(763)
Non-deductible executive compensation	4,340	983
Excess tax benefits related to stock-based compensation	(5,661)	-
Change in valuation allowance	(87,969)	4,696
Other	862	1,014
Income tax benefit	$(71,959)	$-

The amounts of cash income taxes paid by the Company during the year ended December 31, 2025 were as follows:

	Amount	Percent
	(in thousands)
Federal	$17,590	89.4%
State and Local	2,093	10.6%
Total	$19,683	100.0%

The significant components of the Company’s net deferred tax assets are as follows:

	Year Ended December 31,
	2025	2024
Deferred tax assets:	(in thousands)
Federal and state net operating loss carryforwards	$64,432	$65,615
Interest expense limitation carryforwards	3,328	13,604
Inventory	3,978	3,911
Stock-based compensation	3,923	2,523
Lease obligations	2,392	2,549
Accrued expenses and other	4,316	5,779
Total deferred tax assets	82,369	93,981
Deferred tax liabilities:
Depreciation of property and equipment	(6,270)	(6,166)
Right-of-use assets	(2,047)	(2,247)
Other deferred tax liabilities	(791)	(1,288)
Total deferred tax liabilities	(9,108)	(9,701)
Net deferred tax assets	$73,261	$84,280

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025, the Company has federal and state (post-apportioned basis) net operating losses (“NOLs”) of $265.6 million and $176.9 million, respectively. Approximately $33.4 million and $46.8 million of the foregoing Federal and state NOLs, respectively, will expire at various dates beginning in 2029, if not limited by triggering events prior to such time. Under the provisions of the Internal Revenue Code, changes in ownership of the Company, in certain circumstances, would limit the amount of federal NOLs that can be utilized annually in the future to offset taxable income. In particular, Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on an entity’s ability to use NOLs upon certain changes in ownership. If the Company is limited in its ability to use its NOLs in future years in which it has taxable income, then the Company will pay more taxes than if it were otherwise able to fully utilize its NOLs. The Company may experience ownership changes in the future as a result of shifts in ownership of the Company’s capital stock that the Company cannot predict or control that could result in further limitations being placed on the Company’s ability to utilize its Federal NOLs. The annual amount of Federal NOLs that expire each year is as follows (in thousands):

Expiration Date	Remaining Available
2031	$2,409
2032	7,430
2033	11,295
2034	1,025
2035	1,025
2036	1,025
2037	9,157
Indefinite	232,240
Total	$265,606

A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. When determining the amount of net deferred tax assets that are more likely than not to be realized, the Company assesses all available positive and negative evidence. This evidence includes, but is not limited to, prior earnings history, expected future earnings, carry-back and carry-forward periods and the feasibility of ongoing tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. The weight given to the positive and negative evidence is commensurate with the extent the evidence may be objectively verified. As of December 31, 2025, the Company believes it is more-likely-than-not that the Company's federal and state deferred tax assets will be realized.

The Company does not have any unrecognized tax benefits as of December 31, 2025 and 2024 and does not anticipate a significant change in unrecognized tax benefits during the next 12 months. The Company files income tax returns in the U.S. federal and various state jurisdictions. All net operating losses and tax credits generated to date are subject to adjustment for U.S. federal and state income tax purposes. The Company’s income tax returns are open to examination for tax years 2007 through 2024.

12.
LEASE OBLIGATIONS

The Company leases certain properties and equipment for its ADMA BioCenters and ADMA BioManufacturing subsidiaries, which leases provide the right to use the underlying assets and require lease payments through the respective lease terms which expire at various dates through 2033. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Upon adoption of ASU No. 2016-02, Leases (Topic 842) effective January 1, 2019, the Company elected the package of practical expedients, which permits the Company to not reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. In addition, the Company elected the short-term lease recognition exemption for qualifying leases.

The Company determines if an arrangement is an operating lease or a financing lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet and lease expense for such leases are recognized on a straight-line basis over the lease term. All other leases are recorded on the balance sheet with assets representing the right to use the underlying asset for the lease term and lease liabilities representing the obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of the lease payments is determined using the Company’s estimated incremental borrowing rate as of the lease commencement date. There were no new material leases entered into during the years ended December 31, 2025 and December 31, 2024. For the lease liabilities recognized during the years ended December 31, 2023 and 2022, the Company used discount rates of 13% to 16%, representing a weighted average discount rate of 13.02%, to determine the present value of its lease obligations. The Company’s operating lease expense is recognized on a straight-line basis over the lease term and is reflected in plasma center operating expenses and selling, general and administrative expenses in the accompanying consolidated statements of operations. Aggregate lease expense for the Company’s operating leases for the years ended December 31, 2025, 2024 and 2023 was $2.4 million, $2.4 million and $2.4 million, respectively. Aggregate cash paid on these leases for the years ended December 31, 2025, 2024 and 2023 was $2.5 million, $2.4 million and $2.4 million, respectively.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has aggregate lease liabilities of $7.7 million and $9.8 million as of December 31, 2025 and 2024, respectively, which are primarily comprised primarily of leases for the Company’s plasma collection centers. The Company’s operating leases have a weighted average remaining term of 5.77 years. Scheduled payments under the Company’s lease obligations are as follows (in thousands):

Year ending December 31, 2026	1,986
2027	1,947
2028	1,972
2029	1,896
2030	1,561
2031	1,008
Thereafter	445
Total payments	10,815
Less: imputed interest	(3,073)
Current portion	(1,096)
Balance at December 31, 2025	$6,646

As of December 31, 2025, certain of the Company’s right-of-use assets and lease liabilities were classified as held for sale. Refer to Note 5 for more information.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.
SEGMENTS

The Company is engaged in the manufacture, marketing and development of specialty plasma-derived biologics. The Company’s ADMA BioManufacturing operating segment reflects the Company’s immunoglobulin manufacturing, commercial and development operations in Boca Raton, FL. The Plasma Collection Centers operating segment consists of ten plasma collection facilities located throughout the United States, all of which are operational, collecting plasma and currently holding FDA licenses. The Company defines its operating segments as those business units whose operating results are regularly reviewed by the chief operating decision maker (“CODM”) to analyze performance and allocate resources. The Corporate information included in the reconciliations below generally consists of certain unallocated general and administrative overhead expenses and interest expense on the Company’s senior debt (see Note 7). The Company’s CODM is its President and Chief Executive Officer. For the Company’s two operating segments, the CODM uses income/loss before taxes as the measure of segment profit to determine the allocation of resources for each segment. Transactions between the two operating segments consist solely of the transfer of raw material plasma inventory at cost from the Plasma Collection Centers segment to the ADMA BioManufacturing segment with no markup or intercompany profit. Income tax benefit/expense is recorded in the Corporate entity and is not allocated to the operating segments. Summarized financial information concerning reportable segments is shown in the following tables:

Year Ended December 31, 2025
(in thousands)	ADMA BioManufacturing	Plasma Collection Centers	Total
Revenues	$493,000	$17,030	$510,030

Cost of product revenue	199,860	17,548	217,408

Research and development	4,762	-	4,762

Plasma center operating expenses	-	4,836	4,836

Selling, marketing and distribution	24,507	-	24,507

Depreciation and amortization expense	4,905	3,192	8,097

General and administrative expense	32,879	-	32,879

Other expense, net	(202)	(10)	(212)

Income (loss) before taxes	230,646	(5,364)	225,282

Expenditures for additions to long-lived assets	22,384	507	22,891
Total assets	441,512	28,494	470,006

Reconciliation of revenues:
Segment revenue			$510,030
License revenue (see Note 2 - Revenue Recognition)			143
Consolidated revenues			$510,173

Reconciliation of selling, general and administrative expense:
Segment selling, marketing and distribution expense			$24,507
Segment general and administrative expense			32,879
Corporate general and administrative expense (a)			34,194
Consolidated selling, general and administrative expense			$91,580

Reconciliation of income before taxes:
Segment income before taxes			$225,282
License revenue			143
Unallocated interest expense, primarily related to interest on senior debt (see Note 7)			(7,110)
Loss on extinguishment of debt (see Note 7)			(3,336)
Unallocated interest income			1,871
Corporate general and administrative expense (a)			(34,194)
Consolidated income before taxes			$182,656

Reconciliation of total assets:
Total segment assets			$470,006
Corporate (b)			154,236
Consolidated total assets			$624,242

(a)	Primarily includes compensation expense, including stock-based compensation expense, for certain executive officers and consultants, insurance, legal and investor relations expenses and accounting and tax fees that are not allocated to the Company's operating segments.

(b)	Primarily consists of cash and deferred tax assets.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2024
(in thousands)	ADMA BioManufacturing	Plasma Collection Centers	Total
Revenues	$415,806	$10,505	$426,311

Cost of product revenue	195,605	11,296	206,901

Research and development	1,813	-	1,813

Plasma center operating expenses	-	4,245	4,245

Selling, marketing and distribution	18,683	-	18,683

Depreciation and amortization expense	4,827	3,218	8,045

General and administrative expense	26,001	-	26,001

Other expense, net	(178)	(5)	(183)

Income (loss) before taxes	173,138	(5,041)	168,097

Expenditures for additions to long-lived assets	8,352	223	8,575
Total assets	289,297	30,477	319,774

Reconciliation of revenues:
Segment revenue			$426,311
License revenue (see Note 2 - Revenue Recognition)			143
Consolidated revenues			$426,454

Reconciliation of selling, general and administrative expense:
Segment selling, marketing and distribution expense			$18,683
Segment general and administrative expense			26,001
Corporate general and administrative expense (a)			29,440
Consolidated selling, general and administrative expense			$74,124

Reconciliation of income before taxes:
Segment income before taxes			$168,097
License revenue			143
Unallocated interest expense, primarily related to interest on senior debt (see Note 7)			(13,930)
Loss on extinguishment of debt (see Note 7)			(1,243)
Unallocated interest income			2,087
Corporate general and administrative expense (a)			(29,440)
Consolidated income before taxes			$125,714

Reconciliation of total assets:
Total segment assets			$319,774
Corporate (b)			168,904
Consolidated total assets			$488,678

(a)	Primarily includes compensation expense, including stock-based compensation expense, for certain executive officers and consultants, insurance, legal and investor relations expenses and accounting and tax fees that are not allocated to the Company's operating segments.

(b)	Primarily consists of cash and deferred tax assets.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2023
(in thousands)	ADMA BioManufacturing	Plasma Collection Centers	Total
Revenues	$249,738	$8,334	$258,072

Cost of product revenue	161,157	8,116	169,273

Research and development	3,300	-	3,300

Plasma center operating expenses	-	4,266	4,266

Selling, marketing and distribution	18,407	-	18,407

Depreciation and amortization expense	5,156	3,176	8,332

General and administrative expense	18,625	-	18,625

Income (loss) before taxes	47,267	(4,049)	43,218

Expenditures for additions to long-lived assets	2,952	1,819	4,771
Total assets	246,719	34,733	281,452

Reconciliation of revenues:
Segment revenue			$258,072
License revenue (see Note 2 - Revenue Recognition)			143
Consolidated revenues			$258,215

Reconciliation of selling, general and administrative expense:
Segment selling, marketing and distribution expense			$18,407
Segment general and administrative expense			18,625
Corporate general and administrative expense (a)			21,988
Consolidated selling, general and administrative expense			$59,020

Reconciliation of loss before taxes:
Segment income before taxes			$43,218
License revenue			143
Unallocated interest expense, primarily related to interest on senior debt (see Note 7)			(25,027)
Loss on extinguishment of debt (see Note 7)			(26,174)
Unallocated interest income			1,589
Corporate general and administrative expense (a)			(21,988)
Consolidated loss before taxes			$(28,239)

Reconciliation of total assets:
Total segment assets			$281,452
Corporate (b)			47,730
Consolidated total assets			$329,182

(a)	Primarily includes compensation expense, including stock-based compensation expense, for certain executive officers and consultants, insurance, legal and investor relations expenses and accounting and tax fees that are not allocated to the Company's operating segments.

(b)	Primarily consists of cash.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net revenues according to geographic area, based on the location of where the product is shipped, are as follows (in thousands):

	Year Ended December 31, 2025
	ADMA BioManufacturing	Plasma Centers	Total Segment Revenue	License Revenue	Consolidated Revenue
United States	$489,016	$14,908	$503,924	$143	$504,067
International	3,984	2,122	6,106	-	6,106
Total revenues	$493,000	$17,030	$510,030	$143	$510,173

	Year Ended December 31, 2024
	ADMA BioManufacturing	Plasma Centers	Total Segment Revenue	License Revenue	Consolidated Revenue
United States	$400,336	$9,669	$410,005	$143	$410,148
International	15,470	836	16,306	-	16,306
Total revenues	$415,806	$10,505	$426,311	$143	$426,454

	Year Ended December 31, 2023
	ADMA BioManufacturing	Plasma Centers	Total Segment Revenue	License Revenue	Consolidated Revenue
United States	$237,454	$7,284	$244,738	$143	$244,881
International	12,284	1,050	13,334	-	13,334
Total revenues	$249,738	$8,334	$258,072	$143	$258,215

Net revenues, disaggregated by product, are as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
ASCENIV	$362,531	$239,594	$92,592
BIVIGAM	122,033	142,357	140,212
Intermediates and other (1)	8,579	33,998	17,077
ADMA BioManufacturing	493,143	415,949	249,881

Plasma Collection Centers	17,030	10,505	8,334
Total	$510,173	$426,454	$258,215

(1) Due to Nabi-HB historically representing less than 10% of the Company’s revenue within the ADMA BioManufacturing segment, it has been included under intermediates and other.

14.
OTHER EMPLOYEE BENEFITS

The Company sponsors a 401(k) savings plan. Under the plan, employees may make contributions which are eligible for a Company discretionary percentage contribution as defined in the plan and determined by the Board. The Company recognized $1.7 million, $1.5 million and $1.3 million of related compensation expense for the years ended December 31, 2025, 2024 and 2023, respectively.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information for the years ended December 31, 2025, 2024 and 2023 is as follows:

	2025	2024	2023
	(in thousands)
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$9,078	$10,668	$18,051
Cash paid for income taxes	$19,683	$9,392	$-
Noncash Financing and Investing Activities:
Equipment acquired reflected in accounts payable and accrued liabilities	$708	$725	$86
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$1,825	$-	$130
Warrants issued in connection with notes payable	$-	$-	$5,595

See Note 8 and the Consolidated Statement of Stockholders’ Equity for more information about the cashless exercise activity related to the Company’s warrants.

16.
CONCENTRATIONS

Financial instruments that potentially subject the Company to concentration of credit risk consist of accounts receivable. At December 31, 2025, two customers accounted for approximately 87% of the Company’s consolidated accounts receivable. At December 31, 2024, three customers accounted for approximately 91% of the Company’s consolidated accounts receivable.

For the years ended December 31, 2025, 2024, and 2023, two customers accounted for approximately 73%, 72% and 72%, respectively, of the Company’s consolidated revenues. Revenues for both of these customers are attributable to the ADMA BioManufacturing segment. There were no customers attributable to the Plasma Collection Centers segment whose revenues exceeded 10% of the Company’s consolidated revenues.

17.
SUBSEQUENT EVENTS
In February 2026, we completed the sale of the Maryville Center and the Knoxville Center. Closing of the remaining third center included in the Disposal Group, the Laurel Center, is expected to take place in the first quarter of 2026. We anticipate recognizing a gain of approximately $8.0 million upon the finalization of the sale of the Disposal Group. Refer to Note 5 for further information.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Schedule II – Valuation and Qualifying Accounts
Years ended December 31, 2025, 2024 and 2023

		Additions
	Balance at	Charged to costs			Balance at
	beginning of year	and expenses	Other	Deductions	end of year
	(in thousands)
Year ended December 31, 2025
Accrued rebates	$4,155	$12,511	$-	$10,908	$5,758
Inventory valuation allowance	$5,161	$9,996	$-	$10,609	$4,548

Year ended December 31, 2024
Accrued rebates	$16,608	$8,514	$(12,618)	$8,349	$4,155
Inventory valuation allowance	$2,992	$9,338	$118	$7,287	$5,161
Deferred tax asset valuation allowance	$101,421	$(84,280)	$-	$17,141	$-

Year ended December 31, 2023
Accrued rebates	$11,437	$8,448	$-	$3,277	$16,608
Inventory valuation allowance	$5,400	$6,963	$6	$9,377	$2,992
Deferred tax asset valuation allowance	$96,725	$4,696	$-	$-	$101,421