Form 10-Q
period 2026-03-31
ADMA BIOLOGICS, INC.
filed 2026-05-06
CIK 1368514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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

As of May 1, 2026, there were 231,772,715 shares of the issuer’s common stock outstanding.

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

Index
●
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

●
our use of artificial intelligence (“AI”) in our supply chain and production operations;

●
our implemented strategy related to the expansion and efficiencies of our manufacturing capacity, yield improvements, supply-chain robustness, in-house fill-finish capabilities, distribution and other collaborative agreements and the success of such endeavors;

●
our estimates regarding revenues, certain non-GAAP financial measures (i.e., financial measures that are not prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”)), earnings, expenses, capital requirements, capital expenditures, ASCENIV’s growth, demand and utilization, ability to maintain profitability and positive cash flows and the potential need for and availability of additional financing;

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

●
potential operational and financial impacts to our business should the recent trend of competitive pricing tactics in the IVIG and other related industries continue;

●
intended uses and benefits of the recently acquired real estate in Boca Raton, Florida;

●
our senior credit facility;

Index
●
expected financial and operational benefits of the recent divestiture of three of our plasma collection centers;

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

These statements may be found under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (this “Form 10-Q”). Our actual results could differ materially from those contained in the forward-looking statements due to the factors described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 10-K”) and in this Form 10-Q. Any forward-looking statement included or incorporated by reference in this Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions related to our operations, industry and future growth. These forward-looking statements speak only as of the dates such statements are made, and we undertake no obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations or any changes in events, conditions or circumstances on which any such statement is based, except as required by law.

Index
PART I
FINANCIAL INFORMATION

Item 1.
Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$138,153	$87,630
Accounts receivable, net	135,862	158,429
Inventories, net	222,098	206,465
Prepaid expenses and other current assets	15,060	7,458
Assets held for sale	-	6,530
Total current assets	511,173	466,512
Property and equipment, net	65,010	65,057
Intangible assets, net	630	632
Goodwill	3,530	3,530
Deferred tax assets, net	69,969	73,261
Right-of-use assets	6,402	6,650
Deposits and other assets	8,470	8,600
TOTAL ASSETS	$665,184	$624,242

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,523	$22,519
Accrued expenses and other current liabilities	48,561	40,466
Current portion of long-term debt	3,281	2,813
Current portion of lease obligations	1,176	1,096
Liabilities held for sale	-	2,647
Total current liabilities	73,541	69,541
Long-term debt	193,584	69,330
Deferred revenue, net of current portion	1,369	1,405
Lease obligations, net of current portion	6,365	6,646
TOTAL LIABILITIES	$274,859	$146,922

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock - voting, $0.0001 par value, 300,000,000 shares authorized, March 31, 2026: 240,962,203 issued and 232,288,977 outstanding; December 31, 2025: 239,793,566 issued and 237,874,496 outstanding	24	24
Treasury stock, at cost, 8,673,226 and 1,919,070 shares as of March 31, 2026 and December 31, 2025, respectively	(143,170)	(32,090)
Additional paid-in capital	649,796	671,039
Accumulated deficit	(116,325)	(161,653)
TOTAL STOCKHOLDERS' EQUITY	390,325	477,320
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$665,184	$624,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2026	2025
(In thousands, except share and per share data)
REVENUES	$114,493	$114,802
Cost of product revenue	33,743	53,705
Gross profit	80,750	61,097

OPERATING EXPENSES:
Research and development	2,597	826
Plasma center operating expenses	1,062	1,286
Amortization of intangible assets	55	25
Gain on sale of plasma centers	(7,980)	-
Selling, general and administrative	26,742	24,079
Total operating expenses	22,476	26,216

INCOME FROM OPERATIONS	58,274	34,881

OTHER INCOME (EXPENSE):
Interest and other income	1,093	608
Interest expense	(2,100)	(1,975)
Other expense	(140)	(64)
Other income (expense), net	(1,147)	(1,431)

INCOME BEFORE INCOME TAXES	57,127	33,450

Provision for income taxes	11,799	6,546

NET INCOME	$45,328	$26,904

BASIC EARNINGS PER COMMON SHARE	$0.19	$0.11
DILUTED EARNINGS PER COMMON SHARE	$0.19	$0.11

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	236,072,751	237,775,476
Diluted	239,955,762	244,676,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share data)

For the Three Months Ended March 31, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2025	239,793,566	$24	$671,039	$(161,653)	(1,919,070)	$(32,090)	$477,320
Stock-based compensation	-	-	6,329	-	-	-	6,329
Vesting of Restricted Stock Units, net of shares withheld for taxes	979,735	-	(8,362)	-	-	-	(8,362)
Exercise of stock options	188,902	-	588	-	-	-	588
Acquisition of treasury stock	-	-	(19,798)	-	(6,754,156)	(111,080)	(130,878)
Net income	-	-	-	45,328	-	-	45,328
Balance at March 31, 2026	240,962,203	$24	$649,796	$(116,325)	(8,673,226)	$(143,170)	$390,325

For the Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2024	236,620,545	$24	$657,577	$(308,583)	-	$-	$349,018
Stock-based compensation	-	-	4,624	-	-	-	4,624
Cashless exercise of warrants	866,302	-	-	-	-	-	-
Vesting of Restricted Stock Units, net of shares withheld for taxes	1,016,005	-	(7,228)	-	-	-	(7,228)
Exercise of stock options	29,400	-	101	-	-	-	101
Net income	-	-	-	26,904	-	-	26,904
Balance at March 31, 2025	238,532,252	$24	$655,074	$(281,679)	-	$-	$373,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2026	2025
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,328	$26,904
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	1,839	1,969
Gain on sale of plasma centers	(7,980)	-
Loss on disposal of fixed assets	42	-
Deferred income tax provision	3,292	3,425
Stock-based compensation	6,329	4,624
Amortization of debt discount	191	190
Amortization of license revenue	(36)	(36)
Changes in operating assets and liabilities:
Accounts receivable	22,567	(49,413)
Inventories	(15,633)	(1,953)
Prepaid expenses and other current assets	(1,601)	(2,596)
Deposits and other assets	379	120
Accounts payable	(1,233)	142
Accrued expenses	5,105	(2,401)
Other current and non-current liabilities	(340)	(650)
Net cash provided by (used in) operating activities	58,249	(19,675)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,543)	(4,701)
Acquisition of intangible assets	(53)	(19)
Proceeds on the sales of assets held for sale	5,000	-
Net cash provided by (used in) investing activities	2,404	(4,720)

CASH FLOWS FROM FINANCING ACTIVITIES:
JPM term loan payments	(469)	-
JPM revolving facility proceeds	125,000	-
Taxes paid on vested restricted stock units	(5,058)	(7,228)
Net proceeds from the exercise of stock options	588	101
Acquisition of treasury stock	(130,191)	-
Net cash used in financing activities	(10,130)	(7,127)

Net increase (decrease) in cash and cash equivalents	50,523	(31,522)
Cash and cash equivalents - beginning of period	87,630	103,147
Cash and cash equivalents - end of period	$138,153	$71,625

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

ADMA operates through its wholly owned subsidiaries ADMA BioManufacturing, LLC (“ADMA BioManufacturing”) and ADMA BioCenters Georgia Inc. (“ADMA BioCenters”). ADMA BioManufacturing was formed in January 2017 to facilitate the acquisition of certain assets held by the Company’s former third-party contract manufacturer, which included the U.S. Food and Drug Administration (“FDA”)-licensed BIVIGAM and Nabi-HB immunoglobulin products, and an FDA-licensed plasma fractionation manufacturing facility located in Boca Raton, Florida (the “Boca Facility”). ADMA BioCenters is the Company’s source plasma collection business with seven plasma collection facilities located throughout the U.S. as of March 31, 2026, all of which hold an approved license with the FDA.

The Company has three FDA-approved products, all of which are currently marketed and commercially available: (i) ASCENIV (Immune Globulin Intravenous, Human – slra 10% Liquid), an intravenous immune globulin (“IVIG”) product indicated for the treatment of Primary Humoral Immunodeficiency (“PI”), also known as Primary Immunodeficiency Disease (“PIDD”) or Inborn Errors of Immunity, for which the Company received FDA approval in April 2019 and commenced first commercial sales in October 2019; (ii) BIVIGAM (Immune Globulin Intravenous, Human), an IVIG product indicated for the treatment of PI, and for which the Company received FDA approval in May 2019 and commenced commercial sales in August 2019; and (iii) Nabi-HB (Hepatitis B Immune Globulin, Human), which is indicated for the treatment of acute exposure to blood containing Hepatitis B surface antigen (“HBsAg”) and other listed exposures to Hepatitis B. In addition to its commercially available immunoglobulin products, the Company generates revenues from the sale of intermediate by-products that result from the immunoglobulin production process and from time to time provides contract manufacturing and laboratory services for certain clients. The Company seeks to develop a pipeline of plasma-derived therapeutics, including but not limited to SG-001, a preclinical, investigative hyperimmune globulin targeting S. pneumonia. The Company’s products and product candidates are intended to be used by physician specialists focused on caring for immune-compromised patients with or at risk for certain infectious diseases.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2025 included in the 2025 10-K. All intercompany balances and transactions have been eliminated in consolidation. The preparation of our interim consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed. We have made reasonable estimates and judgments of such items within our financial statements and there may be changes to those estimates in future periods.

During the three months ended March 31, 2026 and 2025, comprehensive income was equal to the net income amounts presented for the respective periods in the accompanying condensed consolidated statements of operations. Results for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Accounts Receivable

Accounts receivable is reported at realizable value, net of allowances for customer credits and credit losses in the amount of $0.2 million and $0.3 million at March 31, 2026 and December 31, 2025, respectively. The Company extends credit to its customers based upon an evaluation of each customer’s financial condition and credit history. Evaluations of the financial condition, payment history and associated credit risk of customers are performed on an ongoing basis. Based on these evaluations, the Company has concluded that its credit risk is minimal. At March 31, 2026 and December 31, 2025, two customers accounted for an aggregate of approximately 82% and 87%, respectively, of the Company’s total accounts receivable.

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired by the Company. Goodwill at March 31, 2026 and December 31, 2025 was $3.5 million, all of which is attributable to its ADMA BioManufacturing business segment.

The Company did not record any impairment charges related to goodwill for the three months ended March 31, 2026 and 2025.

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

For the three months ended March 31, 2026, three customers represented an aggregate of approximately 82% of the Company’s consolidated revenues. For the three months ended March 31, 2025, three customers represented an aggregate of approximately 74% of the Company’s consolidated revenues.

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

Earnings Per Common Share

For the three months ended March 31, 2026 and 2025, basic and diluted earnings per share are calculated as follows:

	Three Months Ended March 31,
	2026	2025
Net income available to common stockholders ($000's) (numerator)	$45,328	$26,904
Weighted-average number of common shares (denominator)	236,072,751	237,775,476
Basic earnings per common share	$0.19	$0.11

Weighted-average number of common shares	236,072,751	237,775,476
Potential shares of common stock arising from outstanding stock options	2,815,666	3,987,814
Potential shares of common stock arising from outstanding warrants	-	47,536
Potential shares of common stock arising from outstanding RSUs	1,067,345	2,865,524
Total shares - diluted (denominator)	239,955,762	244,676,350
Diluted earnings per common share	$0.19	$0.11

 For the three months ended March 31, 2026 and 2025, the following stock options were excluded from the computation of diluted net income per common share because of their anti-dilutive effects:

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Options	1,490,218	-
Total	1,490,218	-

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

Recent Accounting Pronouncements

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.

In November 2024, FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The adoption of ASU 2024-03 will result in changes to the presentation of  the Company’s financial statements, the impact of which is currently being evaluated.

3.
INVENTORIES

The following table provides the components of inventories:

	March 31, 2026	December 31, 2025
(In thousands)
Raw materials	$89,281	$96,612
Work-in-process	67,532	57,798
Finished goods	65,285	52,055
Total inventories, net	$222,098	$206,465

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

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.
PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation are summarized as follows:

	March 31, 2026	December 31, 2025
(In thousands)
Manufacturing and laboratory equipment	$29,329	$28,119
Office equipment and computer software	6,307	6,307
Furniture and fixtures	5,635	5,614
Construction in process	8,219	8,457
Leasehold improvements	15,046	14,983
Land	13,039	13,039
Buildings and building improvements	27,430	26,886
	105,005	103,405
Less: Accumulated depreciation	(39,995)	(38,348)
Total property and equipment, net	$65,010	$65,057

The Company recorded depreciation expense on property and equipment of $1.8 million and $1.9 million for the three months ended March 31, 2026 and 2025, respectively.

5.
ASSETS AND LIABILITIES HELD FOR SALE

   In the first quarter of 2026, the Company completed the sale of its plasma collection centers located in Maryville, Tennessee (“Maryville Center”), Knoxville, Tennessee (“Knoxville Center”), and Laurel, Maryland (“Laurel Center” and, collectively with the Maryville Center and Knoxville Center, the “Disposal Group”), in that order. The sale was completed pursuant to an Asset Purchase Agreement entered into on December 31, 2025, which provided for an aggregate purchase price of $12.0 million, with fifty percent (50%) of the consideration in the form of one-year secured promissory notes bearing interest at ten percent (10%) and the remaining fifty percent (50%) payable in cash, $1.0 million of which was received in December 2025. As a result of the sale of the Disposal Group, the Company recognized a gain of approximately $8.0 million. We have recorded the one-year secured promissory notes within prepaid expenses and other current assets and recognized the gain within Gain on sale of plasma centers.

6.
ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026	December 31, 2025
(In thousands)
Accrued rebates	$7,159	$5,758
Accrued distribution fees	12,598	14,808
Accrued incentives	1,737	6,005
Accrued interest	750	172
Accrued testing	389	130
Accrued payroll and other compensation	5,453	809
Accrued income taxes	17,123	8,616
Other	3,352	4,168
Total accrued expenses and other current liabilities	$48,561	$40,466

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.
DEBT

A summary of outstanding senior notes payable is as follows:

	March 31, 2026	December 31, 2025
(In thousands)
JPM revolving credit facility	$125,000	$-
JPM term loan	73,594	74,063
Less: Debt discount and issuance costs	(1,729)	(1,920)
Total debt	196,865	72,143
Less: current portion of long-term debt	(3,281)	(2,813)
Long-term debt	$193,584	$69,330

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

On March 2, 2026, the Company borrowed $125.0 million under the JPM Revolving Facility, used to fund the accelerated share repurchase agreement (“ASR Agreement”). See Note 8 for further details.

Interest on borrowings under the JPM Credit Facilities accrues at an applicable rate equal to (i) an alternate base rate plus an applicable spread (each such borrowing, an “ABR Borrowing”) or (ii) Term SOFR plus an applicable spread (each such borrowing, a “Term Benchmark Borrowing”), in each case based on the lower of the applicable rates set forth in the JPM Credit Agreement, which are based on the Company’s total leverage ratio. These applicable spreads range from 150 basis points to 200 basis points over the alternate base rate and 250 basis points to 300 basis points over Term SOFR, in each case, as determined in accordance with the provisions of the JPM Credit Agreement. The Company has agreed to pay a commitment fee at specified rates set forth in the JPM Credit Agreement, which, based on the Company’s total leverage ratio, ranges from 30 basis points to 35 basis points on the daily amount of the undrawn portion of the aggregate commitments of the lenders under the JPM Revolving Facility. At the Company’s request, each borrowing initially shall be either an ABR Borrowing or a Term Benchmark Borrowing, and the Company may thereafter elect to convert any such borrowing to a different type. During the occurrence and continuance of an Event of Default (as defined in the JPM Credit Agreement), all borrowings shall accrue interest at a rate per annum equal to 2% plus the applicable rate. As of March 31, 2026, the interest rate on the JPM Term Loan Facility and the JPM Revolving Facility was approximately 6.17%.

On the JPM Revolving Facility Maturity Date, the Company will repay the unpaid principal amount outstanding under the JPM Revolving Facility. Under the JPM Term Loan Facility, the Company will make principal payments in accordance with and on the dates specified in the amortization schedule set forth in the JPM Credit Agreement, with the remaining unpaid principal amount to be paid in full on the JPM Term Maturity Date. The Company may prepay at any time and from time to time any borrowing in whole or in part, without premium or penalty (other than, if applicable, any break funding expenses), subject to customary notice requirements.

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

The debt maturities over the next five years are as follows (in thousands):

Fiscal year	Amount
2026	$2,344
2027	4,688
2028	191,562
2029	-
2030	-
Total	$198,594

As of March 31, 2026, the Company was in compliance with all of its debt covenants in the JPM Credit Agreement.

8.
STOCKHOLDERS’ EQUITY

Treasury Stock

In May 2025, the Company’s board of directors (the “Board”) authorized a share repurchase program of up to $500.0 million of the Company’s outstanding shares of common stock (the “Repurchase Program”). The Repurchase Program does not obligate the Company to acquire any particular amount of its common stock, and may be modified, suspended, or terminated at any time. The Repurchase Program has no expiration date.

On March 2, 2026, the Company entered into an ASR Agreement with JPMorgan Chase Bank, National Association (“JPMorgan”) to repurchase $125.0 million of shares of the Company’s common stock under the Repurchase Program. During the period ended March 31, 2026, the Company initially received 6,422,608 shares related to the ASR Agreement. The remaining shares under the ASR Agreement are expected to be repurchased by August 2026.

During the three months ended March 31, 2026, the Company also repurchased 331,548 shares of common stock under the Repurchase Program at a total cost of $5.2 million.

During the three months ended March 31, 2026, the Company recognized $0.7 million of excise tax liability related to share repurchases in accordance with the Inflation Reduction Act of 2022.

The following table summarizes the common stock repurchase activity under the Repurchase Program:

	For the Three Months Ended March 31,
	2026	2025
(In thousands)
Shares repurchased	6,754	-
Total cost of shares repurchased	$111,080	-

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The repurchased shares are recorded at the repurchase cost in treasury stock in the Company’s condensed consolidated balance sheet and are available for reissuance.

Preferred Stock

The Company is currently authorized to issue up to 10 million shares of preferred stock, $0.0001, par value per share. There were no shares of preferred stock outstanding at March 31, 2026 and December 31, 2025.

Common Stock

As of March 31, 2026 and December 31, 2025, the Company was authorized to issue 300,000,000 shares of its common stock, $0.0001 par value per share, and 232,288,977 and 237,874,496 shares of common stock were outstanding as of March 31, 2026 and December 31, 2025, respectively. After giving effect to shares reserved for the issuance of awards issued under the Company’s equity incentive plans, 45,996,496 shares of common stock were available for issuance as of March 31, 2026.

Equity Incentive Plans

In 2022, the Company’s stockholders approved the ADMA Biologics, Inc. 2022 Compensation Plan (the “2022 Equity Plan”), which replaced the Company’s Amended and Restated 2014 Omnibus Incentive Compensation Plan (the “2014 Plan”). Approval of the 2022 Equity Plan resulted in approximately 18 million additional shares of the Company’s common stock being reserved for future awards. The 2022 Equity Plan provides for the Company’s Board or a Committee of the Board (the “Committee”) to grant awards to grantees and to determine the exercise price, vesting term, expiration date and all other terms and conditions of the awards, including acceleration of the vesting of an award at any time. Any options granted under the 2022 Equity Plan are intended to be Incentive Stock Options (“ISOs”), unless specified by the Committee to be Non-Qualified Options (“NQOs”) as defined by the Internal Revenue Code. ISOs and NQOs may be granted to employees, consultants or Board members at an option price not less than the fair market value of the common stock subject to the stock option agreement. Shares issued in connection with the exercise of stock options or the vesting of RSUs are newly issued shares.

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

The following assumptions were used to determine the fair value of options granted during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Expected term	5.5 - 6.3 years	5.5 - 6.3 years
Volatility	69%	66%
Dividend yield	0.0	0.0
Risk-free interest rate	3.80-3.87%	4.40%

The following table summarizes information about the Company’s stock options under the Company’s equity incentive plans and related information:

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		Weighted-Average
	Shares	Exercise Price
Options outstanding, vested and expected to vest at December 31, 2025	4,682,783	$6.13
Forfeited	-	$-
Expired	-	$-
Granted	695,321	$16.37
Exercised	(192,187)	$3.34
Options outstanding, vested and expected to vest at March 31, 2026	5,185,917	$7.61

Options exercisable	3,053,223	$4.73

As of March 31, 2026, the Company had $15.8 million of unrecognized compensation expense related to stock options granted under the Company’s equity incentive plans, which is expected to be recognized over a weighted-average period of 3.0 years.

Restricted Stock Units

The Company grants RSUs to certain employees and consultants of the Company and to members of its Board. The RSUs generally vest annually over a period of four years for employees and semi-annually over a period of one year for directors.

A summary of the Company’s RSU activity and related information is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Balance at December 31, 2025	5,144,503	$9.31
Granted	1,184,203	$16.33
Vested	(1,515,572)	$7.22
Forfeited	(154,516)	$11.59
Balance at March 31, 2026	4,658,618	$11.70

As of March 31, 2026, the Company had $50.4 million of unrecognized compensation expense related to unvested RSUs granted under the Company’s equity incentive plans, which is expected to be recognized over a weighted-average period of 3.0 years.

Total stock-based compensation expense for all awards granted under the Company’s equity incentive plans for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Research and development	$66	$39
Plasma center operating expenses	123	77
Selling, general and administrative	5,150	3,873
Cost of product revenue	990	635
Total stock-based compensation expense	$6,329	$4,624

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.
RELATED PARTY TRANSACTIONS

The Company leases an office building and equipment from Areth, LLC (“Areth”) pursuant to an agreement for services effective as of January 1, 2016, as amended from time to time, and pays monthly rent on this facility in the amount of $10,000. The Company amended the original Areth agreement to extend its term to December, 31, 2026, with automatic successive one-year renewals thereafter. Either party may terminate the agreement by providing the other party with one year’s prior written notice. Rent expense for the three months ended March 31, 2026 and 2025 amounted to $30,000. Areth is a company controlled by Dr. Jerrold B. Grossman, the Vice Chairman of the Board, and Adam S. Grossman, the Company’s President and Chief Executive Officer.

During the three months ended March 31, 2025, the Company purchased certain specialized equipment and repair services used for the collection and processing of source plasma from GenesisBPS in the amount of approximately $34,000. GenesisBPS was owned by Dr. Grossman and Adam Grossman until September 30, 2025.

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

Other Commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of March 31, 2026. The Company does not anticipate recognizing any significant losses relating to these arrangements.

11.
SEGMENTS

The Company is engaged in the manufacture, marketing and development of specialty plasma-derived biologics. The Company’s ADMA BioManufacturing operating segment reflects the Company’s immunoglobulin manufacturing, commercial and development operations in Boca Raton, FL. The Plasma Collection Centers operating segment consisted of ten plasma collection facilities as of March 31, 2025 and seven plasma collection facilities as of March 31, 2026, all located throughout the United States. All facilities, were operational, collecting plasma and holding FDA licenses as of each respective period. The Company defines its operating segments as those business units whose operating results are regularly reviewed by the chief operating decision maker (“CODM”) to analyze performance and allocate resources. The Corporate information included in the reconciliations below generally consists of certain unallocated general and administrative overhead expenses and interest expense on the Company’s senior debt (see Note 7). The Company’s CODM is its President and Chief Executive Officer. For the Company’s two operating segments, the CODM uses income before taxes as the measure of segment profit to determine the allocation of resources for each segment. Transactions between the two operating segments consist solely of the transfer of raw material plasma inventory at cost from the Plasma Collection Centers segment to the ADMA BioManufacturing segment with no markup or intercompany profit. Income tax benefit/expense is recorded in the Corporate entity and is not allocated to the operating segments. Summarized financial information concerning reportable segments is shown in the following tables:

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended March 31, 2026
(in thousands)	ADMA BioManufacturing	Plasma Collection Centers	Total
Revenues	$113,741	$716	$114,457

Cost of product revenue	32,950	793	33,743

Research and development	2,597	-	2,597

Plasma center operating expenses	-	1,062	1,062

Gain on sale of plasma centers	-	(7,980)	(7,980)

Selling, marketing and distribution	7,196	-	7,196

Depreciation and amortization expense	1,274	565	1,839

General and administrative expense	8,458	-	8,458

Other income (expense), net	(187)	68	(119)

Income (loss) before taxes	62,298	6,909	69,207

Expenditures for additions to long-lived assets	2,516	27	2,543
Total assets	429,289	25,255	454,544

Reconciliation of revenues:
Segment revenue			$114,457
License revenue			36
Consolidated revenues			$114,493

Reconciliation of selling, general and administrative expense:
Segment selling, marketing and distribution expense			$7,196
Segment general and administrative expense			8,458
Corporate general and administrative expense (a)			11,088
Consolidated selling, general and administrative expense			$26,742

Reconciliation of income (loss) before taxes:
Segment income before taxes			$69,207
License revenue			36
Unallocated interest expense, primarily related to interest on senior debt (see Note 7)			(2,095)
Unallocated interest income			1,067
Loss on extinguishment of debt			-
Corporate general and administrative expense (a)			(11,088)
Consolidated income before taxes			$57,127

Reconciliation of total assets:
Total segment assets			$454,544
Corporate (b)			210,640
Consolidated total assets			$665,184

(a)	-	Primarily includes compensation expense, including stock-based compensation expense, for certain executive officers and consultants, insurance, legal and investor relations expenses and accounting and tax fees that are not allocated to the Company's operating segments.

(b)	-	Primarily consists of cash and deferred tax assets.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended March 31, 2025
(in thousands)	ADMA BioManufacturing	Plasma Collection Centers	Total
Revenues	$113,716	$1,050	$114,766

Cost of product revenue	53,057	648	53,705

Research and development	826	-	826

Plasma center operating expenses	-	1,286	1,286

Selling, marketing and distribution	6,044	-	6,044

Depreciation and amortization expense	1,161	808	1,969

General and administrative expense	8,495	-	8,495

Other expense, net	(64)	-	(64)

Income (loss) before taxes	45,205	(884)	44,321

Expenditures for additions to long-lived assets	4,699	21	4,720
Total assets	330,091	27,644	357,735

Reconciliation of revenues:
Segment revenue			$114,766
License revenue			36
Consolidated revenues			$114,802

Reconciliation of selling, general and administrative expense:
Segment selling, marketing and distribution expense			$6,044
Segment general and administrative expense			8,495
Corporate general and administrative expense (a)			9,540
Consolidated selling, general and administrative expense			$24,079

Reconciliation of income (loss) before taxes:
Segment income before taxes			$44,321
License revenue			36
Unallocated interest expense, primarily related to interest on senior debt (see Note 7)			(1,975)
Unallocated interest income			608
Corporate general and administrative expense (a)			(9,540)
Consolidated income before taxes			$33,450

Reconciliation of total assets:
Total segment assets			$357,735
Corporate (b)			152,834
Consolidated total assets			$510,569

(a) - Primarily includes compensation expense, including stock-based compensation expense, for certain executive officers and consultants, insurance, legal and investor relations expenses and accounting and tax fees that are  not allocated to the Company's operating segments.

(b) - Primarily consists of cash and deferred tax assets.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net revenues according to geographic area, based on the location of where the product is shipped, were as follows:

	Three Months Ended March 31, 2026
(in thousands)	ADMA BioManufacturing	Plasma Centers	Total Segment Revenue	License Revenue	Consolidated Revenue
United States	$113,363	$26	$113,389	$36	$113,425
International	378	690	1,068	-	1,068
Total revenues	$113,741	$716	$114,457	$36	$114,493

	Three Months Ended March 31, 2025
(in thousands)	ADMA BioManufacturing	Plasma Centers	Total Segment Revenue	License Revenue	Consolidated Revenue
United States	$110,609	$85	$110,694	$36	$110,730
International	3,107	965	4,072	-	4,072
Total revenues	$113,716	$1,050	$114,766	$36	$114,802

Net revenues, disaggregated by product, are as follows:

	Three Months Ended March 31,
	2026	2025
(in thousands)
ASCENIV	$97,486	$76,332
BIVIGAM	15,422	33,512
Intermediates and other (1)	833	3,872
ADMA BioManufacturing	113,741	113,716

Plasma Collection Centers	716	1,050
License revenue	36	36
Total	$114,493	$114,802

(1) Due to Nabi-HB historically representing less than 10% of the Company’s revenue within the ADMA BioManufacturing segment, it has been included under intermediates and other.

12.
LEASE OBLIGATIONS

The Company leases certain properties and equipment for its ADMA BioCenters and ADMA BioManufacturing subsidiaries, which leases provide the right to use the underlying assets and require lease payments through the respective lease terms which expire at various dates through 2033. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Upon adoption of ASU 2016-02, Leases (Topic 842) effective January 1, 2019, the Company elected the package of practical expedients, which permits the Company to not reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. In addition, the Company elected the short-term lease recognition exemption for qualifying leases.

The Company determines if an arrangement is an operating lease or a financing lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet and lease expense for such leases are recognized on a straight-line basis over the lease term. All other leases are recorded on the balance sheet with assets representing the right to use the underlying asset for the lease term and lease liabilities representing the obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of the lease payments is determined by using the Company’s estimated incremental borrowing rate as of the lease commencement date. The Company’s lease expense is recognized on a straight-line basis over the lease term and is reflected in Plasma center operating expenses and selling, general and administrative expenses. Aggregate lease expense for the Company’s leases was approximately $0.5 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively. Cash paid for the Company’s leases was approximately $0.4 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company has aggregate lease liabilities of $7.5 million and $7.7 million as of March 31, 2026 and December 31, 2025, respectively, which are comprised primarily of the leases for the Company’s plasma collection centers. As of March 31, 2026, the Company’s operating leases have a weighted-average remaining term of 5.53 years. Scheduled payments under the Company’s lease obligations are as follows (in thousands):

2026	$1,551
2027	1,947
2028	1,972
2029	1,896
2030	1,561
2031	1,008
Thereafter	445
Total payments	10,380
Less: imputed interest	(2,839)
Current portion	(1,176)
Balance at March 31, 2026	$6,365

13.
INCOME TAXES

The Company uses the estimated annual effective tax rate approach as prescribed by ASC 740-270, Interim Reporting, to calculate its interim provision for income taxes.

	Three Months Ended March 31,
	2026	2025
(in thousands, except percentages)
Provision for income taxes	$11,799	$6,546
Effective tax rate	20.7%	19.6%

The effective tax rate for the three months ended March 31, 2026 and 2025 was 20.7% and 19.6%, respectively, and differed from the federal statutory rate primarily due to the excess tax benefits on stock-based compensation.

14.
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information for the three months ended March 31, 2026 and 2025 is as follows:

	2026	2025
(In thousands)
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,326	$2,750
Cash paid for income taxes	$91	$-
Noncash Financing and Investing Activities:
Equipment acquired reflected in accounts payable and accrued liabilities	$162	$985
Non-cash proceeds from the sale of assets previously held for sale	$6,000	$-

15.
SUBSEQUENT EVENTS

In May 2026, the Company announced that the FDA approved the expansion of ASCENIV's label to include the pediatric setting for those two years of age and older.

Index
Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations, which refers to our historical results, should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q, including “Risk Factors” and our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K for the year ended December 31, 2025, filed on February 25, 2026 (the “2025 10-K”). The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout or referenced within this Quarterly Report on Form 10-Q. See “Special Note Regarding Forward-Looking Statements.” Our actual results may differ materially from our current expectations.

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

Through our ADMA BioManufacturing business segment, we currently have three products with U.S. Food and Drug Administration (the “FDA”) approval, all of which are currently marketed and commercially available: (i) ASCENIV (Immune Globulin Intravenous, Human – slra 10% Liquid), an Intravenous Immune Globulin (“IVIG”) product indicated for the treatment of Primary Humoral Immunodeficiency (“PI”), also known as Primary Immunodeficiency Disease (“PIDD”) or Inborn Errors of Immunity in adults and children ages two and above, for which we received FDA approval in April 2019 and commenced first commercial sales in October 2019; (ii) BIVIGAM (Immune Globulin Intravenous, Human), an IVIG product indicated for the treatment of PI, and for which we received FDA approval in May 2019 and commenced commercial sales in August 2019; and (iii) Nabi-HB (Hepatitis B Immune Globulin, Human), which is indicated for the treatment of acute exposure to blood containing HBsAg and other listed exposures to Hepatitis B. We seek to develop a pipeline of plasma-derived therapeutics, including a product based on our most recently approved patent application under U.S. Patent Nos. 10,259,865 and 11,084,870 related to methods of treatment and prevention of S. pneumonia infection for an immunoglobulin manufactured to contain standardized antibodies to numerous serotypes of S. pneumoniae. We have successfully completed production of a pilot-scale batch and are conducting animal studies for our S. pneumoniae hyperimmune globulin program, SG-001. We anticipate submitting a pre-Investigational New Drug (“IND”) package to the FDA in fiscal year 2026, which could enable us to progress development of SG-001 directly into a registrational clinical trial. Our products and product candidates are intended to be used by physician specialists focused on caring for immune-compromised patients with or at risk for certain infectious diseases.

We manufacture these products at our FDA-licensed, plasma fractionation and purification facility located in Boca Raton, Florida with a peak annual processing capability of up to 600,000 liters (the “Boca Facility”). Based on current production yields, our completed and ongoing supply chain enhancements and capacity expansion initiatives, we believe this facility has the potential to produce sufficient quantities of our immune globulin products.

Through our ADMA BioCenters subsidiary, we currently operate seven source plasma collection facilities in the U.S., all of which hold FDA licenses. This business unit, which we refer to as our Plasma Collection Centers business segment, provides us with the blood plasma required for the manufacture of our products, and also allows us to sell certain quantities of source and hyperimmune plasma to third-party customers for further manufacturing. In addition, one of our FDA-approved plasma collection centers also has approval from the Korean Ministry of Food and Drug Safety (“MFDS”), and ADMA BioCenters has FDA approval to operate a Hepatitis B immunization program. A typical plasma collection center, such as those operated by ADMA BioCenters, can collect approximately 30,000 to 50,000 liters of source plasma annually, which may be sold for different prices depending upon the type of plasma, quantity of purchase and market conditions at the time of sale. Plasma collected from ADMA BioCenters’ facilities that is not used to manufacture our products is sold to third-party customers in the U.S. and in other locations outside the U.S. where we are approved under supply agreements or in the open “spot” market.

Index
From time to time, we may provide contract manufacturing services for certain third-party clients. We also provide laboratory contracting services to certain customers and may provide contract filling, labeling and packing services utilizing our FDA-approved in-house fill-finish capabilities.

Trends and Developments

For the year ended December 31, 2024, we achieved net income of $197.7 million, the first time in our history that we achieved net income on a GAAP basis and generated positive cash flows from operations of $118.7 million. Positive cash flows from operations continued throughout fiscal year 2025. Our improved operating results were primarily the result of the substantial revenue growth and continued physician, patient and payer acceptance of ASCENIV.

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

In July 2025, we completed the acquisition of real estate in Boca Raton, Florida for a total purchase price of $12.6 million. This real estate purchase is intended to allow us to expand our production operations and related activities as well as provide for certain redundancies for ambient and cold-chain storage of raw materials, work in process and finished goods inventory.

In December 2025, we entered into an agreement for the divestiture of three of our plasma collection centers for an aggregate purchase price of $12.0 million. The sale of these plasma centers was completed during the first quarter of 2026. We continue to own and operate seven plasma collection centers. In conjunction with the divestiture agreement, we entered into long-term plasma supply agreements with the purchaser of the three plasma collection centers, further diversifying our third-party high-titer plasma supply base. Collectively, these actions reflect a deliberate focus on a more flexible, capital-efficient supply model and are expected to deliver accretive cost savings in fiscal year 2026, improve capital efficiency, support increased ASCENIV production capacity, and provide durable plasma supply confidence through the late 2030s.

Beginning in the second half of 2025 and continuing into the first quarter of 2026, new FDA-approved IVIG products, and other pharmaceutical products which compete with certain IVIG product uses, entered the market with aggressive pricing tactics, including extended payment terms, rebates and discounts. This has led to increases in raw material plasma supply and finished goods inventory across the distribution network. This created competitive intensity and distribution recalibration across the industry which impacted our first quarter of 2026 results, mainly as it relates to BIVIGAM, but broadly across the IVIG complex. If this trend of competitive pricing tactics continues, future results and penetration for our products may be adversely impacted.

Index
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

ASCENIV is approved for the treatment of PIDD or PI, a class of inherited genetic disorders that causes a deficient or absent immune system in adults and children ages two and above. Our pivotal Phase III clinical trial in 59 PIDD patients met the primary endpoint of no Serious Bacterial Infections (“SBI”) reported during 12 months of treatment. Secondary efficacy endpoints further demonstrated the benefits of ASCENIV in the low incidence of infection, therapeutic antibiotic use, days missed from work, school and daycare and unscheduled medical visits and hospitalizations. We believe this clinical data together with the FDA approval for the treatment of PIDD better positions ADMA to potentially further evaluate ASCENIV in immune-compromised patients infected with or at-risk for RSV infection or potentially other respiratory viral pathogens at an appropriate time. In the future, we may elect to work with the FDA and the immunology and infectious disease community to design an appropriate clinical trial to evaluate the use of ASCENIV in this patient population. Following FDA approval in April 2019, commercial sales of ASCENIV commenced in October 2019 and in 2023 we commenced manufacturing ASCENIV at the 4,400 Liter production scale. This expansion has improved the product’s margin profile and increased plant production capacity as fewer batches are needed to support our revenue goals. ASCENIV’s prescriber and patient base continued to expand during 2024 and 2025, which drove record utilization and pull-through for this product. These elevated demand trends have sustained into 2026, and we currently expect that this product’s rapid growth will continue throughout 2026 and beyond.

In May 2026, we announced that the FDA approved the expansion of ASCENIV’s label to include the pediatric setting for those two years of age and older.

BIVIGAM

BIVIGAM is a plasma-derived IVIG product that contains a broad range of antibodies similar to those found in normal human plasma. These antibodies are directed against bacteria and viruses and help to protect PI patients against serious infections. BIVIGAM is a purified, sterile, ready-to-use preparation of concentrated human Immunoglobulin G antibodies indicated for the treatment of PI, a group of genetic disorders. This includes, but is not limited to, the humoral immune defect in common variable immunodeficiency, X-linked agammaglobulinemia, congenital agammaglobulinemia, Wiskott-Aldrich syndrome and severe combined immunodeficiency. These PIs are a group of genetic disorders. Based on recent estimates, these disorders are no longer considered to be very rare, with as many as one in every 2,000 people in the United States having some form of PI.

In May 2019, the FDA approved the PAS for the use of our IVIG manufacturing process (known as fractionation), thereby enabling us to re-launch and commercialize this product in the United States. We resumed production of BIVIGAM during the fourth quarter of 2017 and commercial production is ongoing, using our FDA-approved IVIG manufacturing process under U.S. Department of Health and Human Services (“HHS”) License No. 2019. The commercial re-launch and first commercial sales for this product commenced in August 2019.

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

Index

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

Some of the estimates and assumptions we are required to make under U.S. GAAP require difficult, subjective and/or complex judgments about matters that are inherently uncertain and, as a result, actual results could differ from those estimates. Due to the estimation processes involved, the following summary of accounting estimates and their application are considered to be critical to understanding our business operations, financial condition and results of operations. For a description of our significant accounting policies, see Note 2 to the consolidated financial statements included in our 2025 10-K.

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

Index
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

The following table presents a summary of the changes in our results of operations for the three months ended March 31, 2026, our first fiscal quarter, compared to the three months ended March 31, 2025:

(in thousands)	Three Months Ended March 31,
	2026	2025	Increase (Decrease)
Revenues	$114,493	$114,802	$(309)
Cost of product revenue	33,743	53,705	(19,962)
Gross profit	80,750	61,097	19,653
Research and development expenses	2,597	826	1,771
Plasma center operating expenses	1,062	1,286	(224)
Amortization of intangibles	55	25	30
Gain on sale of plasma centers	(7,980)	-	(7,980)
Selling, general and administrative expenses	26,742	24,079	2,663
Income from operations	58,274	34,881	23,393
Interest and other income	1,093	608	485
Interest expense	(2,100)	(1,975)	(125)
Other expense, net	(140)	(64)	(76)
Income before taxes	57,127	33,450	23,677
Provision for income taxes	11,799	6,546	5,253
Net income	$45,328	$26,904	$18,424

Adjusted EBITDA*	$59,652	$47,939	$11,713
Adjusted Net Income*	$40,679	$33,299	$7,380

* - See Non-GAAP Financial Measures appearing at the end of this discussion

Revenues

We recorded total revenues of $114.5 million for the three months ended March 31, 2026, as compared to $114.8 million for the three months ended March 31, 2025, a decrease of $0.3 million, or approximately 0.3%. Revenues by product for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025	Increase/ (Decrease)	Increase/ (Decrease) %
(in thousands)
ASCENIV	$97,486	$76,332	$21,154	27.7%
BIVIGAM	15,422	33,512	(18,090)	(54.0)%
Intermediates and other products(1)	833	3,872	(3,039)	(78.5)%
ADMA BioManufacturing	113,741	113,716	25	0.0%

Plasma Collection Centers	716	1,050	(334)	(31.8)%
License revenue	36	36	-	0.0%
Total Revenues	$114,493	$114,802	$(309)	(0.3)%

 (1) Due to Nabi-HB historically representing less than 10% of the Company’s revenue within the ADMA BioManufacturing segment, it has been included under intermediates and other products.

Index
The decrease in total revenue was primarily driven by the $18.1 million reduction in BIVIGAM sales driven by lower volume as a result of competitive pressures in the standard immune globulin industry, and by the $3.0 million decrease in Intermediates and other products revenue, driven by the discontinuation of sales of certain intermediate products in the first quarter of 2025. These decreases were offset by the $21.1 million increase in ASCENIV sales, reflecting continued growth in market acceptance.

Cost of Product Revenue and Gross Profit

Cost of product revenue was $33.7 million for the three months ended March 31, 2026, as compared to $53.7 million for the three months ended March 31, 2025. This decrease is primarily attributable to lower volume of BIVIGAM, partially offset by the increase in ASCENIV volume.

For the three months ended March 31, 2026, we had gross profit of $80.8 million, as compared to $61.1 million for the same period of a year ago, which represents gross margin in the first quarter of 2025 of 70.5%, as compared to 53.2% in the first quarter of 2025. The improvement in gross margin is primarily driven by the favorable product mix in 2026, along with the margin benefits of the yield enhancement manufacturing process.

Research and Development Expenses

Research and development expenses totaled $2.6 million for the first quarter of 2026, as compared to $0.8 million for the first quarter of 2025. The increase is primarily due to the investments in the SG-001 development project.

Plasma Center Operating Expenses

Plasma center operating expenses, which primarily consist of compensation and benefits for plasma center management and administrative staff, decreased from $1.3 million for the three months ended March 31, 2025 to $1.1 million for the three months ended March 31, 2026, primarily due to the sale of three plasma centers in the first quarter of 2026.

Amortization of Intangibles

Amortization expense mainly pertains to internally developed software and was $0.1 million and less than $0.1 million for the three months ended March 31, 2026 and 2025, respectively.

Gain on sale of plasma centers

Gain on sale of plasma centers was $8.0 million for the three months ended March 31, 2026, as result of the sale of three of our plasma centers, completed during the period.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $26.7 million for the three months ended March 31, 2026, an increase of $2.7 million as compared to the three months ended March 31, 2025. The increase is primarily driven by the higher employee-related costs of $2.4 million, which included the impact of share-based compensation modification related to the departure of our former Chief Financial Officer and Treasurer in the amount of $0.8 million and increased headcount to support our business.

Interest and Other Income

Interest and other income for the three months ended March 31, 2026 was $1.1 million, as compared to $0.6 million for the three months ended March 31, 2025, driven by the higher average cash balances in 2026 and refinement of our cash investment strategy.

Interest Expense

Interest expense for the three months ended March 31, 2026 was $2.1 million, as compared to $2.0 million for the three months ended March 31, 2025, driven by the higher average debt balances in 2026, partially offset by lower interest rates.

Other Expense

Other expense was $0.1 million for the three months ended March 31, 2025 and 2026.

Index
Income Tax Expense

The provision for income taxes of $11.8 million for the three months ended March 31, 2026 represented an effective tax rate of 20.7%, as compared to the provision of $6.5 million for the three months ended March 31, 2025, with an effective tax rate of 19.6%.

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

Because EBITDA, Adjusted EBITDA and Adjusted net income are measures not deemed to be in accordance with U.S. GAAP and are susceptible to varying calculations, our EBITDA, Adjusted EBITDA and Adjusted net income may not be comparable to similarly titled measures of other companies, including companies in our industry, because other companies may calculate EBITDA, Adjusted EBITDA and Adjusted net income in a different manner than we calculate these measurements. Although the Company uses Adjusted EBITDA as one of several financial measures to assess its operating performance, its use is limited as it excludes certain significant operating expenses. EBITDA, Adjusted EBITDA and Adjusted net income are not intended to represent cash flows for the periods presented, nor have they been presented as an alternative to operating income, net income or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP. The following table presents the reconciliation of net income to EBITDA and Adjusted EBITDA for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
(In thousands)
Net income	$45,328	$26,904
Depreciation	1,784	1,944
Amortization	55	25
Income taxes	11,799	6,546
Interest expense, net	983	1,975
EBITDA	59,949	37,393
Stock-based compensation	6,329	4,624
Voluntary Withdrawal and product replacements	-	3,837
Yield enhancement	412	902
Gain on sale of plasma centers	(7,980)	-
Non-recurring professional fees	942	1,182
Adjusted EBITDA	$59,652	$47,939

Adjusted EBITDA increased by $11.7 million for the three months ended March 31, 2026, as compared to the same period of a year ago. The improvement is primarily due to the substantial increase in operating income.

Index
The following table presents the reconciliation of Net income to Adjusted net income for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
(In thousands)
Net income	$45,328	$26,904
Stock-based compensation modifications	609	474
Voluntary Withdrawal and product replacements	-	3,837
Yield Enhancement	327	902
Gain on sale of plasma centers	(6,332)	-
Non-recurring professional fees	747	1,182
Adjusted net income (a)	$40,679	$33,299

(a) Add-backs reflected during the three months ended March 31, 2025 exclude estimated tax effect of $1.3 million. Add-backs reflected during the three months ended March 31, 2026 were tax affected using the first quarter 2026 effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2026, we had working capital of $437.6 million, primarily consisting of $222.1 million of inventory, cash and cash equivalents of $138.2 million and $135.9 million of accounts receivable, partially offset by current liabilities of $73.5 million, as compared to working capital at December 31, 2025 of $397.0 million, primarily consisting of $206.5 million of inventory, cash and cash equivalents of $87.6 million and accounts receivable of $158.4 million, partially offset by current liabilities of $69.5 million. Our material cash requirements are primarily comprised of:

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

In July 2025, we completed the acquisition of real estate in Boca Raton, Florida for a total purchase price of $12.6 million. This real estate purchase is intended to allow us to expand our production operations and related activities as well as provide for certain redundancies for ambient and cold-chain storage of raw materials, work in process and finished goods inventory. Our end-to-end production cycle time from procurement of raw materials to commercial release of finished product can take between seven and 12 months or potentially longer, requiring substantial inventories of raw material plasma and other manufacturing and laboratory testing materials and single use disposables.

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

On March 2, 2026, we borrowed $125.0 million under the JPM Revolving Facility, used to fund the accelerated share repurchase agreement (“ASR Agreement”). See Note 8 for further details.

Interest on borrowings under the JPM Credit Facilities accrues at an applicable rate equal to (i) an alternate base rate plus an applicable spread (each such borrowing, an “ABR Borrowing”) or (ii) Term SOFR plus an applicable spread (each such borrowing, a “Term Benchmark Borrowing”), in each case based on the lower of the applicable rates set forth in the JPM Credit Agreement, which are based on the Company’s total leverage ratio. These applicable spreads range from 150 basis points to 200 basis points over the alternate base rate and 250 basis points to 300 basis points over Term SOFR, in each case, as determined in accordance with the provisions of the JPM Credit Agreement. We have agreed to pay a commitment fee at specified rates set forth in the JPM Credit Agreement, which, based on our total leverage ratio, ranges from 30 basis points to 35 basis points on the daily amount of the undrawn portion of the aggregate commitments of the lenders under the JPM Revolving Facility. At our request, each borrowing initially shall be either an ABR Borrowing or a Term Benchmark Borrowing, and we may thereafter elect to convert any such borrowing to a different type. During the occurrence and continuance of an Event of Default (as defined in the JPM Credit Agreement), all borrowings shall accrue interest at a rate per annum equal to 2% plus the applicable rate. As of March 31, 2026, the interest rate on the JPM Term Loan Facility and the JPM Revolving Facility was approximately 6.17%.

On the JPM Revolving Facility Maturity Date, we will repay the unpaid principal amount outstanding under the JPM Revolving Facility. Under the JPM Term Loan Facility, we will make principal payments in accordance with and on the dates specified in the amortization schedule set forth in the JPM Credit Agreement, with the remaining unpaid principal amount to be paid in full on the JPM Term Maturity Date. We may prepay at any time and from time to time any borrowing in whole or in part, without premium or penalty (other than, if applicable, any break funding expenses), subject to customary notice requirements.

All of our obligations under the JPM Credit Agreement are secured by a first-priority lien and security interest in substantially all of our tangible and intangible assets, including intellectual property and equity interests.

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

Index
As of March 31, 2026, we were in compliance with all of our debt covenants in the JPM Credit Agreement.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash provided by (used in) operating activities	$58,249	$(19,675)
Net cash provided by (used in) investing activities	2,404	(4,720)
Net cash used in financing activities	(10,130)	(7,127)
Net change in cash and cash equivalents	50,523	(31,522)

Cash and cash equivalents - beginning of period	87,630	103,147
Cash and cash equivalents - end of period	$138,153	$71,625

Net Cash Used in Operating Activities

Cash provided in operations for the three months ended March 31, 2026 was $58.2 million, an increase of $77.9 million from the same period of a year ago, primarily due to the favorable impact of collections of sales and higher net income partially offset by inventory investments. The following table illustrates the primary components of our cash flows from operations:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net income	$45,328	$26,904
Non-cash expenses, gains and losses	3,677	10,172
Changes in accounts receivable	22,567	(49,413)
Changes in inventories	(15,633)	(1,953)
Change in prepaid expenses and other current assets	(1,601)	(2,476)
Changes in accounts payable and accrued expenses	3,872	(2,259)
Other	39	(650)
Net cash provided by (used in) operating activities	$58,249	$(19,675)

Net Cash Used in Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2026 increased by $7.1 million from the same period of a year ago. The increase is primarily due to the proceeds received from the sale of the three of our plasma centers.

Net Cash Used in Financing Activities

Net cash used in financing activities was $10.1 million and $7.1 million for the three months ended March 31, 2026 and 2025, respectively. The increase is primarily driven by share repurchases made during the three months ended March 31, 2026, partially offset by lower taxes paid on vested restricted stock units.

Effect of Inflation

Inflation impacted a number of facets of our business during the three months ended March 31, 2026 and 2025 at each of our business segments. Disruptions in the global economy have impeded global supply chains, resulted in longer lead times and delays in procuring certain raw materials, and resulted in inflationary cost increases in certain raw materials, labor and transportation. We also experienced price increases for, among other items, consumable supplies, services for repairs and maintenance of our facilities, utilities, shipping and freight charges, fuel surcharges and labor costs, among other expenses. Based upon the macroeconomic environment, publicly available information and reports from the U.S. government, we expect this trend to continue in 2026. Although we cannot predict the extent to which future domestic and global economic conditions, including, but not limited to, supply chain constraints, tariffs or trade wars, changes in federal regulatory policies or priorities, general economic and geopolitical conditions, or the continuing conflicts in Europe, the Middle East and surrounding areas will impact us, such factors could have a significant impact on our future results of operations. In addition, some of our third-party inventory purchase agreements provide for scheduled price increases that are tied to various consumer price indices, which have resulted in higher than historical percentage price increases and could result in higher source plasma and other raw material and supplies costs throughout 2026 and beyond. Also, in a higher inflationary environment, we may not be able to raise the prices of our products to maintain the rate of inflation and this may affect our product margins.

Index
Off-Balance Sheet Arrangements

None.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk as the result of changes in interest rates. The JPM Credit Agreement requires monthly payments of interest based on the adjusted Term SOFR plus the applicable margin. We currently do not utilize any derivative financial instruments, such as interest rate swaps or caps, to mitigate this risk. As of March 31, 2026, we had $196.9 million outstanding under our JPM Credit Agreement that was subject to a variable interest rate. The effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate would have an approximate $2.0 million annualized negative impact on our earnings and cash flows.

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

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of March 31, 2026. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of March 31, 2026 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II

OTHER INFORMATION

Item 1.
Legal Proceedings.

We may become subject to certain legal proceedings and claims arising in connection with the normal course of our business. In the opinion of management, there are currently no material pending legal proceedings that would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A.
Risk Factors

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q, the 2025 10-K and our other filings with the SEC, before making an investment decision regarding our common stock.

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

Our market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. In particular, the size and growth of the overall U.S. IVIG and source plasma markets and the potential market opportunity for our products and product candidates, including an S. pneumoniae hyperimmune globulin are subject to significant variables that can be difficult to measure, estimate or quantify.

Our business depends on, among other things, successful manufacturing and commercialization of our existing products, strong payer access to our products, successful medical education initiatives, market acceptance of such products and ensuring that our products are safe and effective. Further, there can be no assurance that we will be able to generate the revenue that we believe our products and plasma collection facilities are capable of generating, including but not limited to our current expectations with respect to our yield enhancement production process, which received FDA approval in April 2025. We generate our opportunity estimates and growth forecasts from independent and paid market research, as well as industry and general publications obtained from third parties. Additionally, we purchase data from our authorized distributors and end-user customers in the ordinary course and rely on this data as inputs informing our opportunity estimates and growth forecasts. As a result, we may not be able to accurately forecast or predict revenue. For these reasons, the estimates and forecasts in our filings relating to revenue generation and growth may prove to be inaccurate. Even if the markets in which we compete meet our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all.

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

Our operations, including our headquarters located in Ramsey, New Jersey, the Boca Facility, our new real estate in Boca Raton, Florida and our plasma collection facilities, are vulnerable to natural disasters (including as a result of climate change), such as interruption by fires, weather related events such as hurricanes, wind and rain, other acts of God or force majeure events, electric power loss, telecommunications failure, equipment failure and breakdown, cyberattacks on our operations and information technology systems as well as the systems of our customers, suppliers and related entities, human error, employee issues, global health occurrences such as a pandemic, global and economic uncertainty, war, terrorism, geopolitical conditions and emergencies, product liability claims and events beyond our control. While we maintain several insurance policies with reputable carriers that provide partial coverage for a variety of these risks, including replacing or rebuilding a part of our facilities, these policies are subject to the insurance carriers’ final determination of compensation to us and we may not have adequate coverage if we need to rebuild or replace our inventory, infrastructure, business income or our entire facility. In addition, our disaster recovery plans for our facilities may not be adequate and we do not have an alternative manufacturing facility or contractual arrangements with other manufacturers in the event of a casualty to or destruction of any of our facilities. If we are required to rebuild or relocate any of our facilities, a substantial investment in improvements and equipment would be necessary. We carry only a limited amount of business interruption insurance, which may not sufficiently compensate us for losses that may occur. As a result, any significant business interruption could adversely affect our business and results of operations.

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

Index
In addition, the FDA or an IRB may not permit us to commence a clinical trial, may require amendments to our clinical trial protocols, or may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA or IRB finds deficiencies in our IND submissions or the conduct of these trials. Regulatory authorities may also not accept data from clinical trials if the trials are not conducted in accordance with the applicable regulatory requirements. Failure to comply with the applicable regulatory requirements may also result in enforcement actions. Therefore, we cannot provide any assurance or predict with certainty the schedule for future clinical trials. In the event we do not ultimately receive regulatory approval for our product candidates, we may be required to terminate development of such product candidates. If we fail to obtain regulatory approval to market and sell our product candidates, or if approval is delayed, we will be unable to generate revenue from the sale of these products, our potential for generating positive cash flows will be diminished and the capital necessary to fund our operations will increase.

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

Index
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

We may expand our manufacturing capacity and product output capability of the Boca Facility. Following any expansion of any of our manufacturing processes or the addition of new equipment, we will be required to validate the expanded facility, process changes if any and equipment, make the necessary submissions to FDA, obtain any FDA-required approvals and have it inspected by the FDA. Any other changes to the manufacturing process will also potentially require validation, FDA submissions, and approvals and inspections. Changes may also require that further studies are conducted before the change is approved by regulatory authorities or product marketing approval is obtained. Given the significant delays that may result during the validation and approval process, we may not receive the necessary manufacturing or product approvals, experience a supply shortage of our products or our production capabilities may be limited until completion of and validation of our facility expansion and new manufacturing equipment and until the necessary approvals are obtained.

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

For the three months ended March 31, 2026 and 2025, two customers, BioCare, Inc. (“BioCare”) and Priority Healthcare Distribution, Inc. d/b/a CuraScript SD Specialty Distribution (“Curascript”), represented an aggregate of approximately 71% and 64%, respectively, of our consolidated revenues.

As of March 31, 2026, two customers, BioCare and Curascript, represented an aggregate of approximately 82% of our consolidated accounts receivable. As of December 31, 2025, two customers, BioCare and CuraScript, represented an aggregate of approximately 87% of our consolidated accounts receivable.

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

Our current product development portfolio consists primarily of label expansion activities for ASCENIV, as well as expanding our IP estate with patents issued for S. pneumoniae hyperimmune immune globulin. We have initiated small-scale preclinical activities to potentially expand our current portfolio through new product development efforts. If we are not successful in developing or acquiring additional products and product candidates, we will have to depend on our ability to continue to generate revenues from ASCENIV, BIVIGAM, Nabi-HB, intermediates, contract manufacturing and plasma attributable to the operations of ADMA BioCenters to support our operations.

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

Index
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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological and business practice change. Our current products and any future product we may develop will have to compete with other marketed therapies, and certain of such therapies may be available at prices lower than our products. By way of example, beginning in the second half of 2025 and continuing into the first quarter of 2026, new FDA-approved IVIG products, and other pharmaceutical products which compete with certain IVIG product uses, entered the market with aggressive pricing tactics, including extended payment terms, rebates and discounts, raw material plasma supply increased and finished goods inventory across the distribution network increased. This created competitive intensity and distribution recalibration across the industry which, if continued, could impact our future results. In addition, other companies may pursue the development of pharmaceuticals that target the same diseases and conditions that we are targeting. We face competition from pharmaceutical and biotechnology companies in the United States and abroad. In addition, companies pursuing different but related fields represent substantial competition. Many of these organizations competing with us have substantially greater financial resources, larger research and development staffs and facilities, longer product development history in obtaining regulatory approvals and greater manufacturing and marketing capabilities than we do. These organizations also compete with us to attract qualified personnel and parties for acquisitions, joint ventures or other collaborations.

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

We may not be able to operate our business without infringing third-party patents. Numerous U.S. and foreign patents and pending patent applications owned by third parties exist in fields that relate to the development and commercialization of immune globulin. In addition, many companies have employed intellectual property litigation as a way to gain a competitive advantage. It is possible that infringement claims may occur as the number of products and competitors in our market increases. In addition, to the extent that we gain greater visibility and market exposure as a public company, we face a greater risk of being the subject of intellectual property infringement claims. We cannot be certain that the conduct of our business does not and will not infringe intellectual property or other proprietary rights of others in the United States and in foreign jurisdictions. If our products, methods, processes and other technologies are found to infringe third-party patent rights, we could be prohibited from manufacturing and commercializing the infringing technology, process or product unless we obtain a license under the applicable third-party patent and pay royalties or are able to design around such patent. We may be unable to obtain a license on terms acceptable to us, or at all, and we may not be able to redesign our products or processes to avoid infringement. Even if we are able to redesign our products or processes to avoid an infringement claim, our efforts to design around the patent could require significant time, effort and expense and ultimately may lead to an inferior or more costly product and/or process. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from our business. Furthermore, if any such claim is successful, a court could order us to pay substantial damages, including compensatory damages for any infringement, plus prejudgment interest and could, in certain circumstances, treble the compensatory damages and award attorney fees. These damages could be substantial and could harm our reputation, business, financial condition and operating results. A court also could enter orders that temporarily, preliminarily or permanently prohibit us, our licensees, if any, or our customers from making, using, selling, offering to sell or importing one or more of our products or practicing our proprietary technologies or processes, or could enter an order mandating that we undertake certain remedial activities. Any of these events could seriously harm our business, operating results and financial condition.

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

In the ordinary course of our business, we generate, collect and store proprietary information, including intellectual property and business information. The secure storage, maintenance, and transmission of and access to this information is important to our operations and reputation. Computer hackers may attempt to penetrate our computer systems and, if successful, misappropriate personal data and our proprietary and confidential information including e-mails and other electronic communications. Cybersecurity vulnerabilities can also arise from human error, fraud or malice on the part of our employees, other insiders, vendors, suppliers, other third parties, or from technology or product enhancements or the migration of information and data to new technology platforms, systems or applications. Hackers and other threat actors may impersonate our vendors, suppliers or other third parties with whom we do business, which may result in financial harm to our business. Further, while many of our employees and certain suppliers with whom we do business operate in a remote working environment, the risk of cybersecurity attacks and data breaches, particularly through phishing attempts and ransomware attacks, may be increased as we and third parties with whom we interact leverage our IT infrastructure in unanticipated ways. In addition, an employee, contractor, or other third parties with whom we do business may attempt to obtain such information and may purposefully or inadvertently cause a breach involving such information. While we have certain safeguards in place to reduce the risk of and detect cyberattacks, including a Company-wide cybersecurity policy, our information technology networks and infrastructure may be vulnerable to unpermitted access by hackers or other breaches, or employee error or malfeasance. Any such compromise of our data security and access to, integrity, availability of, or public disclosure or loss of, confidential business or proprietary information could disrupt our operations, damage our reputation, provide our competitors with valuable information and subject us to additional costs which could adversely affect our business and reputation. We have set out in our 2025 10-K our obligations relating to cybersecurity under certain laws and potential liabilities and risks arising from any infringements under these laws. We may also be subject to additional industry-specific privacy, cybersecurity, data protection, operational and information systems resilience, and artificial intelligence-related laws in the applicable jurisdictions which may subject us to additional similar risks and impacts.

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

Index
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

Both before and after the approval of our products, our products, operations, facilities, suppliers and CROs are subject to extensive regulation by federal, state and local governmental authorities in the United States and other countries, with regulations differing from country to country. In the United States, the FDA regulates, among other things, the preclinical and nonclinical testing, clinical trials, manufacturing, safety, efficacy, potency, labeling, storage, record keeping, quality systems, advertising, promotion, sale and distribution of therapeutic products. Failure to comply with applicable requirements could result in, among other things, one or more of the following actions: notices of violation, untitled letters, warning letters, CRLs, fines and other monetary penalties, unanticipated expenditures, delays in approval or refusal to approve a product or product candidate, product recall or seizure, interruption of manufacturing or clinical trials, operating restrictions, injunctions and criminal prosecution. Our products and product candidates cannot be lawfully marketed in the United States without FDA and other federal, state and local business regulatory approvals. Any failure to receive the marketing approvals necessary to commercialize our products or product candidates could harm our business.

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

Plasma is a raw material that is susceptible to damage and contamination and may contain human pathogens, any of which would render the plasma unsuitable as raw material for further manufacturing. For instance, improper storage of plasma, by us or third-party suppliers, may require us to destroy some of our raw material. If unsuitable plasma is not identified and discarded prior to the release of the plasma to the manufacturing process, it may be necessary to discard intermediate or finished product made from that plasma or to recall any finished product released to the market, resulting in a charge to cost of product revenue. The manufacture of our plasma products is an extremely complex process of fractionation, purification, testing, filling and finishing. Our products can become non-releasable or otherwise fail to meet our stringent specifications or regulatory agencies’ specifications through a failure in one or more of these process steps. We may detect instances in which an unreleased product was produced without adherence to our manufacturing procedures or plasma used in our production process was not collected or stored in a compliant manner consistent with cGMP or other regulations. Such an event of noncompliance would likely result in our determination that the implicated products should not be released or maybe replaced or withdrawn from the market and therefore should be destroyed. Once manufactured, our plasma-derived products must be handled carefully and kept at appropriate temperatures. Our failure, or the failure of third parties that supply, test, ship or distribute our products or product components to properly care for our products, may require that those products be destroyed. Even if handled properly, biologics may form or contain particulates or have other issues or problems after storage which may require products to be destroyed or recalled. While we expect to write off certain amounts of raw materials and work-in-process inventory in the ordinary course of business due to the complex nature of plasma, our processes and our products, unanticipated events may lead to write-offs and other costs materially in excess of our expectations and the reserves we have established for these purposes. Such write-offs or losses and other costs could cause material fluctuations in our results of operations. Product or component quality issues may also result in regulatory enforcement actions, liability, corrective actions and recalls, among other actions, as described in our 2025 10-K.

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

Index
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

Index
Our current and projected cash, cash equivalents and accounts receivable may not be sufficient to repay all of our current outstanding debt obligations as they mature. If we are unable to maintain sufficient positive cash flows to repay our outstanding debt obligations as they mature, we would need to obtain additional financing in the amounts necessary to repay our outstanding debt obligations when due. If we are unable to repay our outstanding debt obligations when they mature, our creditors would be able to accelerate all of the amounts due and, in the case of the JPM Credit Facilities, seek to enforce their security interests, which could lead to our creditors taking immediate possession of and selling substantially all of our assets with no return provided to our stockholders.

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

We have incurred substantial losses during our history. As of December 31, 2025, we had federal and state NOLs of $265.6 million and $176.9 million, respectively. Federal and state NOLs of approximately $33.4 million and $62.0 million, respectively, will begin to expire at various dates beginning in 2029, if not limited by triggering events prior to such time. Under the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), changes in our ownership, in certain circumstances, will limit the amount of federal NOLs that can be utilized annually in the future to offset taxable income. In particular, Section 382 of the Code ("Section 382") imposes limitations on a company’s ability to use NOLs upon certain changes in such ownership. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. The acquisition transaction that we completed on June 6, 2017, resulted in a change in ownership of ADMA under Section 382 and, as a result, we were required to write off $57.6 million of federal NOLs. On October 25, 2021, we completed a public offering of our common stock whereby we issued 57,500,000 shares of our common stock resulting in another change of ownership for ADMA under section 382 of the Code, resulting in an additional write-off of $3.0 million of federal NOLs, $28.1 million of state NOLs and $1.0 million of research and development credits. Although we did not experience any ownership changes for the years ended December 31, 2025, 2024 and 2023, we may experience ownership changes in the future as a result of subsequent changes in our stock ownership that we cannot predict or control that could result in further limitations being placed on our ability to utilize our federal NOLs.

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

As of May 1, 2026, most of our 231,772,715 outstanding shares of common stock, were available for sale in the public market, subject to certain restrictions with respect to sales of our common stock by our affiliates, either pursuant to Rule 144 under the Securities Act, or under effective registration statements. Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, could cause the market price of our common stock to decline or adversely affect demand for our common stock.

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

As of March 31, 2026, BlackRock, Inc., State Street Corporation, Invesco Ltd., and our directors and executive officers and their affiliates owned approximately 30% of the outstanding shares of our common stock. Provisions of our Certificate of Incorporation, our Bylaws and Delaware law may have the effect of deterring unsolicited takeovers or delaying or preventing a change in control of our Company or changes in our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. These provisions include:

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

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board. Currently, our Certificate of Incorporation authorizes the issuance of up to 300,000,000 shares of common stock. As of March 31, 2026, there were 45,996,496 shares remaining available for issuance, after giving effect to 9,844,535 shares of our common stock that were subject to outstanding stock options and RSUs as of March 31, 2026 that may be issued by us without stockholder approval, as well as an additional 11,869,992 shares reserved for the future issuance of awards under our equity compensation plans.

Index
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Equity Securities

In May 2025, the Board authorized the share Repurchase Program of up to $500.0 million of the Company’s outstanding shares of common stock. The Repurchase Program does not obligate the Company to acquire any particular amount of its common stock, and may be modified, suspended, or terminated at any time. The Repurchase Program has no expiration date.

During the three months ended March 31, 2026, the Company repurchased approximately 331,548 shares of common stock under the Repurchase Program at a total cost of $5.2 million.

Accelerated Share Repurchase Program

On March 2, 2026, the Company entered into an ASR Agreement with JPMorgan to repurchase $125.0 million of shares of the Company’s common stock under the Repurchase Program. During the period ended March 31, 2026, the Company initially received 6,422,608 shares related to the ASR Agreement. The remaining shares under the ASR Agreement are expected to be repurchased by August 2026.

The table below reflects shares of common stock we repurchased during the first quarter of 2026:

For the Month Ended	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of shares they may yet be Purchased Under the Plans or Programs(2)
January 31, 2026	-	$-	-	$468,059,744
February 28, 2026	234,368	$15.75	234,368	$464,368,655
March 31, 2026	6,519,788	$16.37	6,519,788	$357,666,638
Total	6,754,156	$16.06	6,754,156

(1) Includes broker commissions.

(2) Shares were repurchased pursuant to our share repurchase program publicly announced on May 5, 2025. There is no expiration date for this share repurchase program. The authorization to repurchase shares will end when we have repurchased the maximum number of shares authorized, or if we have determined to terminate such program.

Item 3.
Defaults Upon Senior Securities.

None.

Item 4.
Mine Safety Disclosures.

Not applicable.

Item 5.
Other Information.

Insider Trading Arrangements

Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended March 31, 2026, no such plans or other arrangements were adopted or terminated.

Item 6.
Exhibits

See the Exhibit Index immediately preceding the signature page of this Quarterly Report on Form 10-Q.

Index
EXHIBIT INDEX

Exhibit Number	Description

10.1	Separation Agreement and Release, and Consulting Services Agreement attached as Exhibit A thereto, each dated as of February 25, 2026, by and between ADMA Biologics, Inc. and Brad Tade (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 25, 2026).
10.2	Employment Agreement, dated November 25, 2025, by and between ADMA Biologics, Inc. and Paul Terence Kohler, Jr. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 25, 2026).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from ADMA Biologics, Inc.’s Form 10-Q for the quarter ended March 31, 2026, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2026 (Unaudited) and December 31, 2025, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025, (iii) Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2026 and 2025, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, and (v) Notes to (Unaudited) Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

____________________________
* Filed herewith.

** In accordance with SEC Release 33-8238, Exhibit 32.1 and Exhibit 32.2 are being furnished and not filed.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADMA Biologics, Inc.

Date: May 6, 2026	By:	/s/ Adam S. Grossman
		Name:	Adam S. Grossman
		Title:	President and Chief Executive Officer

Date: May 6, 2026	By:	/s/ Paul Terence Kohler, Jr.
		Name:	Paul Terence Kohler, Jr.
		Title:	Chief Financial Officer