Form 10-Q
period 2026-06-30
ADMA BIOLOGICS, INC.
filed 2026-08-05
CIK 1368514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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

As of July 31, 2026, there were 223,984,680 shares of the issuer’s common stock outstanding.

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

●
the safety, efficacy and expected timing of, and our ability to obtain and maintain regulatory approvals for, our current products and product candidates, the labeling or nature of any such approvals, and whether any of our current products may be subject to post-marketing restrictions or withdrawal from the market;

●
the achievement of, or expected timing, progress and results of clinical development, clinical trials and potential regulatory approvals for, our product candidates;

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

●
our plans to increase our supplies of source plasma (including source plasma containing certain levels of antibodies to respiratory syncytial virus), our ability to obtain and maintain regulatory compliance and reliance on third-party supply agreements, as well as any extensions to such agreements, and expected impact of such third-party supply of respiratory syncytial virus plasma on both ASCENIV growth and overall financial performance;

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

Index
●
the comparability of the testing results of our hyperimmune and immune globulin products to other comparably run hyperimmune and immune globulin clinical trials;

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

●
our estimates regarding revenues, certain non-GAAP financial measures (i.e., financial measures that are not prepared in accordance with U.S. generally accepted accounting principles), earnings, expenses, capital requirements, capital expenditures, ASCENIV’s growth, demand and utilization, ability to maintain profitability and positive cash flows and the potential need for and availability of additional financing;

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

●
our senior credit facility;

Index
●
repurchases of shares of our common stock under our Board-approved share repurchase program;

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

These statements may be found under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (this “Form 10-Q”). Our actual results could differ materially from those contained in the forward-looking statements due to the factors described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and in this Form 10-Q. Any forward-looking statement included in this Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions related to our operations, industry and future growth. These forward-looking statements speak only as of the dates such statements are made, and we undertake no obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations or any changes in events, conditions or circumstances on which any such statement is based, except as required by law.

Index
PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$136,020	$87,630
Accounts receivable, net	138,231	158,429
Inventories, net	239,313	206,465
Prepaid expenses and other current assets	14,639	7,458
Assets held for sale	-	6,530
Total current assets	528,203	466,512
Property and equipment, net	66,664	65,057
Intangible assets, net	575	632
Goodwill	3,530	3,530
Deferred tax assets, net	69,965	73,261
Right-of-use assets	6,146	6,650
Deposits and other assets	9,127	8,600
TOTAL ASSETS	$684,210	$624,242

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$31,724	$22,519
Accrued expenses and other current liabilities	39,105	40,466
Current portion of long-term debt	3,750	2,813
Current portion of lease obligations	1,178	1,096
Liabilities held for sale	-	2,647
Total current liabilities	75,757	69,541
Long-term debt	192,839	69,330
Deferred revenue, net of current portion	1,334	1,405
Lease obligations, net of current portion	6,072	6,646
TOTAL LIABILITIES	276,002	146,922

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock - voting, $0.0001 par value, 300,000,000 shares authorized, June 30, 2026: 241,089,992 issued and 225,355,228 outstanding; December 31, 2025: 239,793,566 issued and 237,874,496 outstanding	24	24
Treasury stock, at cost, 15,734,764 and 1,919,070 shares as of June 30, 2026 and December 31, 2025, respectively	(188,452)	(32,090)
Additional paid-in capital	675,139	671,039
Accumulated deficit	(78,503)	(161,653)
TOTAL STOCKHOLDERS' EQUITY	408,208	477,320
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$684,210	$624,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2026	2025	2026	2025
(In thousands, except share and per share data)
REVENUES	$124,395	$121,984	$238,888	$236,786
Cost of product revenue	38,118	54,757	71,861	108,463
Gross profit	86,277	67,227	167,027	128,323

OPERATING EXPENSES:
Research and development	6,014	1,031	8,611	1,858
Plasma center operating expenses	1,026	1,152	2,088	2,438
Amortization of intangible assets	55	32	110	57
Gain on sale of plasma centers	-	-	(7,980)	-
Selling, general and administrative	26,737	22,214	53,479	46,292
Total operating expenses	33,832	24,429	56,308	50,645

INCOME FROM OPERATIONS	52,445	42,798	110,719	77,678

OTHER INCOME (EXPENSE):
Interest and other income	1,238	400	2,331	1,008
Interest expense	(3,424)	(1,834)	(5,524)	(3,809)
Loss on extinguishment of debt	-	(1,159)	-	(1,159)
Other expense	(22)	(108)	(161)	(172)
Other income (expense), net	(2,208)	(2,701)	(3,354)	(4,132)

INCOME BEFORE INCOME TAXES	50,237	40,097	107,365	73,546

Provision for income taxes	12,415	5,878	24,215	12,424
NET INCOME	$37,822	$34,219	$83,150	$61,122

BASIC EARNINGS PER COMMON SHARE	$0.17	$0.14	$0.36	$0.26
DILUTED EARNINGS PER COMMON SHARE	$0.16	$0.14	$0.35	$0.25

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	228,232,503	241,490,715	232,136,480	238,309,156
Diluted	230,337,048	248,608,460	235,240,375	245,750,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share data)

For the Three and Six Months Ended June 30, 2026
			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at December 31, 2025	239,793,566	$24	$671,039	$(161,653)	(1,919,070)	$(32,090)	$477,320
Stock-based compensation	-	-	6,329	-	-	-	6,329
Cashless exercise of warrants	-	-	-	-	-	-	-
Vesting of Restricted Stock Units, net of shares withheld for taxes	979,735	-	(8,362)	-	-	-	(8,362)
Exercise of stock options	188,902	-	588	-	-	-	588
Acquisition of treasury stock	-	-	(19,798)	-	(6,754,156)	(111,080)	(130,878)
Net income	-	-	-	45,328	-	-	45,328
Balance at March 31, 2026	240,962,203	24	649,796	(116,325)	(8,673,226)	(143,170)	390,325
Stock-based compensation	-	-	6,135	-	-	-	6,135
Cashless exercise of warrants	-	-	-	-	-	-	-
Vesting of Restricted Stock Units, net of shares withheld for taxes	111,079	-	(625)	-	-	-	(625)
Exercise of stock options	16,710	-	35	-	-	-	35
Acquisition of treasury stock	-	-	19,798	-	(7,061,538)	(45,282)	(25,484)
Net income	-	-	-	37,822	-	-	37,822
Balance at June 30, 2026	241,089,992	$24	$675,139	$(78,503)	(15,734,764)	$(188,452)	$408,208

For the Three and Six Months Ended June 30, 2025
			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at December 31, 2024	236,620,545	$24	$657,577	$(308,583)	-	$-	$349,018
Stock-based compensation	-	-	4,624	-	-	-	4,624
Cashless exercise of warrants	866,302	-	-	-	-	-	-
Vesting of Restricted Stock Units, net of shares withheld for taxes	1,016,005	-	(7,228)	-	-	-	(7,228)
Exercise of stock options	29,400	-	101	-	-	-	101
Net income	-	-	-	26,904	-	-	26,904
Balance at March 31, 2025	238,532,252	24	655,074	(281,679)	-	-	373,419
Stock-based compensation	-	-	4,963	-	-	-	4,963
Cashless exercise of warrants	-	-	-	-	-	-	-
Vesting of Restricted Stock Units, net of shares withheld for taxes	105,543	-	(1,192)	-	-	-	(1,192)
Exercise of stock options	745,750	-	2,064	-	-	-	2,064
Acquisition of treasury stock	-	-	-	-	(816,237)	(15,148)	(15,148)
Net income	-	-	-	34,219	-	-	34,219
Balance at June 30, 2025	239,383,545	$24	$660,909	$(247,460)	(816,237)	$(15,148)	$398,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2026	2025
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$83,150	$61,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,620	4,027
Gain on sale of plasma centers	(7,980)	-
Loss on disposal of fixed assets	42	-
Deferred income tax provision	3,295	5,045
Stock-based compensation	12,464	9,587
Amortization of debt discount	383	350
Loss on extinguishment of debt	-	1,159
Amortization of license revenue	(71)	(71)
Changes in operating assets and liabilities:
Accounts receivable	20,198	(59,726)
Inventories	(32,848)	(21,229)
Prepaid expenses and other current assets	(1,181)	(2,095)
Deposits and other assets	(22)	(306)
Accounts payable	8,846	9,409
Accrued expenses	(1,478)	(5,206)
Other current and non-current liabilities	(630)	(602)
Net cash provided by operating activities	87,788	1,464

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,799)	(7,123)
Acquisition of intangible assets	(53)	(124)
Proceeds on the sales of assets held for sale	5,000	-
Net cash provided by (used in) investing activities	148	(7,247)

CASH FLOWS FROM FINANCING ACTIVITIES:
Ares term loan payments	-	(30,000)
Ares revolving facility proceeds	-	30,000
JPM term loan payments	(938)	-
JPM revolving facility proceeds	125,000	-
Prepayment penalties on repayment of debt	-	(450)
Taxes paid on vested restricted stock units	(8,986)	(8,419)
Net proceeds from the exercise of stock options	623	2,165
Payment of end of term fee	-	(375)
Acquisition of treasury stock	(155,245)	-
Net cash used in financing activities	(39,546)	(7,079)

Net increase (decrease) in cash and cash equivalents	48,390	(12,862)
Cash and cash equivalents - beginning of period	87,630	103,147
Cash and cash equivalents - end of period	$136,020	$90,285

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

ADMA operates through its wholly owned subsidiaries ADMA BioManufacturing, LLC (“ADMA BioManufacturing”) and ADMA BioCenters Georgia Inc. (“ADMA BioCenters”). ADMA BioManufacturing was formed in January 2017 to facilitate the acquisition of certain assets held by the Company’s former third-party contract manufacturer, which included the U.S. Food and Drug Administration (“FDA”)-licensed BIVIGAM and Nabi-HB immunoglobulin products, and an FDA-licensed plasma fractionation manufacturing facility located in Boca Raton, Florida (the “Boca Facility”). ADMA BioCenters is the Company’s source plasma collection business with seven plasma collection facilities located throughout the U.S., all of which hold an approved license with the FDA.

The Company currently has three FDA-approved products, all of which are currently marketed and commercially available: (i) ASCENIV (Immune Globulin Intravenous, Human – slra 10% Liquid), an intravenous immune globulin (“IVIG”) product indicated for the treatment of Primary Humoral Immunodeficiency (“PI”), also known as Primary Immunodeficiency Disease (“PIDD”) or Inborn Errors of Immunity in adults and children ages two and above, for which the Company received FDA approval in April 2019 and commenced first commercial sales in October 2019; (ii) BIVIGAM (Immune Globulin Intravenous, Human), an IVIG product indicated for the treatment of PI in adults and children ages two and above, and for which the Company received FDA approval in May 2019 and commenced commercial sales in August 2019; and (iii) Nabi-HB (Hepatitis B Immune Globulin, Human), which is indicated for the treatment of acute exposure to blood containing Hepatitis B surface antigen and other listed exposures to Hepatitis B. In addition to its commercially available immunoglobulin products, the Company generates revenues from the sale of intermediate by-products that result from the immunoglobulin production process and from time to time provides contract manufacturing and laboratory services for certain clients.

The Company is also developing a pipeline of plasma-derived therapeutics, including a product related to its issued U.S. Patent Nos. 10,259,865, 11,084,870, 11,897,943, and 12,612,450 pertaining to methods of treatment and prevention of S. pneumoniae infection using an immunoglobulin manufactured to contain standardized antibodies to S. pneumoniae serotypes. The Company successfully completed production of a pilot-scale batch and is conducting animal studies for its S. pneumoniae hyperimmune globulin program, SG-001.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (the “FASB”).

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 10-K”). All intercompany balances and transactions have been eliminated in consolidation. The preparation of our interim consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed. We have made reasonable estimates and judgments of such items within our financial statements and there may be changes to those estimates in future periods.

During the three and six months ended June 30, 2026 and 2025, comprehensive income was equal to the net income amounts presented for the respective periods in the accompanying condensed consolidated statements of operations. Results for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Accounts Receivable

Accounts receivable is reported at realizable value, net of allowances for customer credits and credit losses in the amount of $0.8 million and $0.3 million at June 30, 2026 and December 31, 2025, respectively. The Company extends credit to its customers based upon an evaluation of each customer’s financial condition and credit history. Evaluations of the financial condition, payment history and associated credit risk of customers are performed on an ongoing basis. Based on these evaluations, the Company has concluded that its credit risk is minimal. At June 30, 2026 and December 31, 2025, two customers accounted for an aggregate of approximately 81% and 87%, respectively, of the Company’s total accounts receivable.

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired by the Company. Goodwill at June 30, 2026 and December 31, 2025 was $3.5 million, all of which is attributable to its ADMA BioManufacturing business segment.

The Company did not record any impairment charges related to goodwill for the three and six months ended June 30, 2026 and 2025.

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

For the three and six months ended June 30, 2026, three customers represented an aggregate of approximately 76% and 79%, respectively, of the Company’s consolidated revenues. For the three and six months ended June 30, 2025, three customers represented an aggregate of approximately 88% and 81%, respectively, of the Company’s consolidated revenues.

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

Earnings Per Common Share

For the three and six months ended June 30, 2026 and 2025, basic and diluted earnings per share are calculated as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2026	2025	2026	2025
Net income available to common stockholders ($000's) (numerator)	$37,822	$34,219	$83,150	$61,122
Weighted-average number of common shares (denominator)	228,232,503	241,490,715	232,136,480	238,309,156
Basic earnings per common share	$0.17	$0.14	$0.36	$0.26

Weighted-average number of common shares	228,232,503	241,490,715	232,136,480	238,309,156
Potential shares of common stock arising from outstanding stock options	2,104,545	3,760,947	2,572,990	4,036,608
Potential shares of common stock arising from outstanding warrants	-	-	-	28,671
Potential shares of common stock arising from outstanding RSUs	-	3,356,798	530,905	3,375,720
Total shares - diluted (denominator)	230,337,048	248,608,460	235,240,375	245,750,155
Diluted earnings per common share	$0.16	$0.14	$0.35	$0.25

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three and six months ended June 30, 2026 and 2025, the following awards were excluded from the computation of diluted net income per common share because of their anti-dilutive effects:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Options	1,487,689	-	1,487,689	-
RSUs	529,199	-	529,199	-
Total	2,016,888	-	2,016,888	-

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

3.
INVENTORIES

The following table provides the components of inventories:

	June 30, 2026	December 31, 2025
(In thousands)
Raw materials	$94,298	$96,612
Work-in-process	76,441	57,798
Finished goods	68,574	52,055
Total inventories, net	$239,313	$206,465

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

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.
PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation are summarized as follows:

	June 30, 2026	December 31, 2025
(In thousands)
Manufacturing and laboratory equipment	$29,940	$28,119
Office equipment and computer software	6,307	6,307
Furniture and fixtures	5,635	5,614
Construction in process	10,816	8,457
Leasehold improvements	15,046	14,983
Land	13,039	13,039
Buildings and building improvements	27,601	26,886
	108,384	103,405
Less: Accumulated depreciation	(41,720)	(38,348)
Total property and equipment, net	$66,664	$65,057

The Company recorded depreciation expense on property and equipment for the three and six months ended June 30, 2026 of $1.7 million and $3.5 million, respectively, and $2.0 million and $4.0 million for the three and six months ended June 30, 2025, respectively.

5.
ASSETS AND LIABILITIES HELD FOR SALE

In the first quarter of 2026, the Company completed the sale of its plasma collection centers located in Maryville, Tennessee (“Maryville Center”), Knoxville, Tennessee (“Knoxville Center”), and Laurel, Maryland (“Laurel Center” and, collectively with the Maryville Center and Knoxville Center, the “Disposal Group”), in that order. The sale was completed pursuant to an Asset Purchase Agreement entered into on December 31, 2025, which provided for an aggregate purchase price of $12.0 million, with fifty percent (50%) of the consideration in the form of one-year secured promissory notes bearing interest at ten percent (10%) and the remaining fifty percent (50%) payable in cash, $1.0 million of which was received in December 2025. As a result of the sale of the Disposal Group, the Company recognized a gain of approximately $8.0 million. The Company recorded the one-year secured promissory notes within prepaid expenses and other current assets and recognized the gain within Gain on sale of plasma centers.

6.
ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026	December 31, 2025
(In thousands)
Accrued rebates	$7,426	$5,758
Accrued distribution fees	13,378	14,808
Accrued incentives	3,452	6,005
Accrued interest	122	172
Accrued testing	285	130
Accrued payroll and other compensation	3,450	809
Accrued income taxes	6,216	8,616
Other	4,776	4,168
Total accrued expenses and other current liabilities	$39,105	$40,466

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.
DEBT

A summary of outstanding senior notes payable is as follows:

	June 30, 2026	December 31, 2025
(In thousands)
JPM revolving credit facility	$125,000	$-
JPM term loan	73,125	74,063
Less: Debt discount and issuance costs	(1,536)	(1,920)
Total debt	196,589	72,143
Less: current portion of long-term debt	(3,750)	(2,813)
Long-term debt	$192,839	$69,330

JPM Credit Agreement

On August 5, 2025 (the “JPM Closing Date”), the Company and all of the Company’s subsidiaries entered into a Credit Agreement (the “JPM Credit Agreement”) with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The JPM Credit Agreement provides for $300 million of senior secured credit facilities, consisting of (a) a term loan in the aggregate principal amount of $75 million (the “JPM Term Loan Facility”), which was drawn in full on the JPM Closing Date, and (b) a revolving credit facility in the aggregate principal amount of $225 million (the “JPM Revolving Facility”). The Company may also request, subject to customary conditions, additional incremental revolving commitments or term loans in an aggregate principal amount not to exceed $100 million (together with the JPM Term Loan Facility and the JPM Revolving Facility, the “JPM Credit Facilities”). The JPM Term Loan Facility has a maturity date of August 5, 2028 (the “JPM Term Maturity Date”), and the JPM Revolving Facility has a maturity date of August 5, 2028 or any earlier date on which the commitments under the JPM Revolving Facility are reduced to zero or otherwise terminated pursuant to the terms of the JPM Credit Agreement.

On March 2, 2026, the Company borrowed $125.0 million under the JPM Revolving Facility, used to fund the accelerated share repurchase agreement (“ASR Agreement”). See Note 8 for further details.

Interest on borrowings under the JPM Credit Facilities accrues at an applicable rate equal to (i) an alternate base rate plus an applicable spread (each such borrowing, an “ABR Borrowing”) or (ii) Term Secured Overnight Financing Rate (“SOFR”) plus an applicable spread (each such borrowing, a “Term Benchmark Borrowing”), in each case based on the lower of the applicable rates set forth in the JPM Credit Agreement, which are based on the Company’s total leverage ratio. These applicable spreads range from 150 basis points to 200 basis points over the alternate base rate and 250 basis points to 300 basis points over Term SOFR, in each case, as determined in accordance with the provisions of the JPM Credit Agreement. The Company has agreed to pay a commitment fee at specified rates set forth in the JPM Credit Agreement, which, based on the Company’s total leverage ratio, ranges from 30 basis points to 35 basis points on the daily amount of the undrawn portion of the aggregate commitments of the lenders under the JPM Revolving Facility. At the Company’s request, each borrowing initially shall be either an ABR Borrowing or a Term Benchmark Borrowing, and the Company may thereafter elect to convert any such borrowing to a different type. During the occurrence and continuance of an Event of Default (as defined in the JPM Credit Agreement), all borrowings shall accrue interest at a rate per annum equal to 2% plus the applicable rate. As of June 30, 2026, the interest rate on the JPM Term Loan Facility and the JPM Revolving Facility was approximately 6.12%.

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

The debt maturities over the next five years are as follows (in thousands):

Fiscal year	Amount
2026	$1,875
2027	4,688
2028	191,562
2029	-
2030	-
Total	$198,125

As of June 30, 2026, the Company was in compliance with all of its debt covenants in the JPM Credit Agreement.

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

On March 2, 2026, the Company entered into the ASR Agreement with J.P. Morgan Chase Bank, National Association ("J.P. Morgan") to repurchase $125.0 million of the Company's common stock. In connection with the ASR Agreement, the Company made an upfront cash prepayment of $125.0 million to J.P. Morgan and received an initial delivery of 6,422,608 shares of common stock. The initial delivery of shares was valued at approximately $105.2 million based on the closing price of the Company's common stock of $16.38 on the March 3, 2026 delivery date, and was recorded as treasury stock in the consolidated balance sheet. The remaining $19.8 million of the prepayment, representing the embedded forward contract component, was initially recorded within Additional Paid-In Capital ("APIC") in the consolidated balance sheet as of March 31, 2026.

On May 7, 2026, upon final settlement of the ASR Agreement, the Company received an additional 4,337,879 shares of common stock from J.P. Morgan. The final number of shares received was based on the volume-weighted average price of the Company’s common stock during the term of ASR Agreement, less a discount and subject to adjustments. In connection with the final settlement of ASR Agreement, the $19.8 million previously recorded in APIC was reclassified to treasury stock during the second quarter of 2026.

The delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share.

In addition to the shares repurchased under the ASR Agreement, during the three and six months ended June 30, 2026, the Company repurchased 2,723,659 and 3,055,207 shares of common stock under the Repurchase Program at a total cost of $25.1 million and $30.2 million, respectively.

During the three and six months ended June 30, 2026, the Company recognized $0.4 million and $1.1 million of excise tax liability related to share repurchases in accordance with the Inflation Reduction Act of 2022, respectively.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the common stock repurchase activity under the Repurchase Program:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(In thousands)
Shares repurchased	7,062	816	13,816	816
Total cost of shares repurchased	$45,282	$15,148	$156,362	$15,148

The repurchased shares are recorded at the repurchase cost in treasury stock in the Company’s condensed consolidated balance sheet and are available for reissuance.

Preferred Stock

The Company is currently authorized to issue up to 10 million shares of preferred stock, $0.0001 par value per share. There were no shares of preferred stock outstanding at June 30, 2026 and December 31, 2025.

Common Stock

As of June 30, 2026 and December 31, 2025, the Company was authorized to issue 300,000,000 shares of its common stock, $0.0001 par value per share, and 225,355,228 and 237,874,496 shares of common stock were outstanding as of June 30, 2026 and December 31, 2025, respectively. After giving effect to shares reserved for the issuance of awards issued under the Company’s equity incentive plans, 52,836,993 shares of common stock were available for issuance as of June 30, 2026.

Equity Incentive Plans

In 2022, the Company’s stockholders approved the ADMA Biologics, Inc. 2022 Compensation Plan (the “2022 Equity Plan”), which replaced the Company’s Amended and Restated 2014 Omnibus Incentive Compensation Plan. Approval of the 2022 Equity Plan resulted in approximately 18 million additional shares of the Company’s common stock being reserved for future awards. The 2022 Equity Plan provides for the Company’s Board or a Committee of the Board (the “Committee”) to grant awards to grantees and to determine the exercise price, vesting term, expiration date and all other terms and conditions of the awards, including acceleration of the vesting of an award at any time. Any options granted under the 2022 Equity Plan are intended to be Incentive Stock Options (“ISOs”), unless specified by the Committee to be Non-Qualified Options (“NQOs”) as defined by the Internal Revenue Code. ISOs and NQOs may be granted to employees, consultants or Board members at an option price not less than the fair market value of the common stock subject to the stock option agreement. Shares issued in connection with the exercise of stock options or the vesting of restricted stock units (“RSUs”) are newly issued shares.

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

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following assumptions were used to determine the fair value of options granted during the six months ended June 30, 2026 and 2025:

	Six Month Ended June 30,
	2026	2025
Expected term	5.5 - 6.3 years	5.5 - 6.3 years
Volatility	68%	66%
Dividend yield	0.0	0.0
Risk-free interest rate	3.80 - 3.87%	4.40%

The following table summarizes information about the Company’s stock options under the Company’s equity incentive plans and related information:

	Shares	Weighted- Average Exercise Price
Options outstanding, vested and expected to vest at December 31, 2025	4,682,783	$6.13
Forfeited	(117,629)	$14.85
Expired	-	$-
Granted	695,321	$16.37
Exercised	(209,290)	$3.25
Options outstanding, vested and expected to vest at June 30, 2026	5,051,185	$7.46

Options exercisable	3,250,165	$4.97

As of June 30, 2026, the Company had $13.7 million of unrecognized compensation expense related to stock options granted under the Company’s equity incentive plans, which is expected to be recognized over a weighted-average period of 2.8 years.

Restricted Stock Units

The Company grants RSUs to certain employees and consultants of the Company and to members of its Board. The RSUs generally vest annually over a period of four years for employees and consultants, and in two installments over a period of one year for directors.

A summary of the Company’s RSU activity and related information is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Balance at December 31, 2025	5,144,503	$9.31
Granted	1,297,884	$15.66
Vested	(1,694,229)	$7.22
Forfeited	(206,487)	$12.09
Balance at June 30, 2026	4,541,671	$11.77

As of June 30, 2026, the Company had $46.0 million of unrecognized compensation expense related to unvested RSUs granted under the Company’s equity incentive plans, which is expected to be recognized over a weighted-average period of 2.8 years.

Total stock-based compensation expense for all awards granted under the Company’s equity incentive plans for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Research and development	$75	$51	$141	$90
Plasma center operating expenses	143	101	266	178
Selling, general and administrative	4,837	3,955	9,987	7,828
Cost of product revenue	1,080	856	2,070	1,491
Total stock-based compensation expense	$6,135	$4,963	$12,464	$9,587

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.
RELATED PARTY TRANSACTIONS

The Company leases an office building and equipment from Areth, LLC (“Areth”) pursuant to an agreement for services effective as of January 1, 2016, as amended from time to time, and pays monthly rent on this facility in the amount of $10,000. The Company amended the original Areth agreement to extend its term to December 31, 2026, with automatic successive one-year renewals thereafter. Either party may terminate the agreement by providing the other party with one year’s prior written notice. Rent expense for the three and six months ended June 30, 2026 and 2025 amounted to $30,000 and $60,000, respectively. Areth is a company controlled by Dr. Jerrold B. Grossman, the Vice Chairman of the Board, and Adam S. Grossman, the Company’s President and Chief Executive Officer.

During the six months ended June 30, 2025, the Company purchased certain specialized equipment and repair services used for the collection and processing of source plasma from GenesisBPS in the amount of approximately $34,000. GenesisBPS was owned by Dr. Grossman and Adam Grossman until September 30, 2025.

10.
COMMITMENTS AND CONTINGENCIES

General Legal Matters

From time to time the Company is or may become subject to certain legal proceedings and claims arising in connection with the normal course of its business. Management does not expect that the outcome of any such claims or actions will have a material effect on the Company’s liquidity, results of operations or financial condition.

On July 10, 2026, plaintiff Lisa Mazzarino filed a putative securities class action lawsuit, Mazzarino v. ADMA Biologics, Inc. et al., Case No. 2:26-cv-06918 (D.N.J.), against the Company, Adam Grossman, the Company’s director, President and Chief Executive Officer, Jerrold Grossman, the Company’s Vice Chairman of the Board, and Brad Tade, the Company’s former Chief Financial Officer and Treasurer, in the United States District Court for the District of New Jersey. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and seeks monetary damages in an unspecified amount. The litigation remains at a preliminary stage. The Company believes that the claims asserted in the lawsuit are without merit and intends to vigorously defend against the action.

At this time, the Company is unable to predict the outcome of the litigation or reasonably estimate the amount or range of any potential loss, if any, that may result from the matter. Accordingly, no accrual has been recorded in the accompanying condensed consolidated financial statements with respect to this litigation.

Vendor Commitments

Pursuant to the terms of a Plasma Purchase Agreement entered into in November 2011 (the “2011 Plasma Purchase Agreement”), the Company agreed to purchase from its former contract manufacturer an annual minimum volume of source plasma containing antibodies to RSV to be used in the manufacture of ASCENIV. The Company must purchase a to-be-determined and agreed upon annual minimum volume from the counterparty, and under the original 2011 Plasma Purchase Agreement the Company was permitted to also collect high-titer plasma from up to five wholly owned ADMA plasma collection facilities. During 2015, the Company amended the 2011 Plasma Purchase Agreement to (i) allow the Company to collect its raw material high-titer plasma from any number of wholly owned ADMA plasma collection facilities and (ii) allow the Company to purchase its raw material high-titer plasma from other third-party collection organizations, in each case, provided that the annual minimum volumes from the Company’s former contract manufacturer were met, thus allowing the Company to expand its reach for raw material supply as it executes its commercialization plans for ASCENIV. In December 2018, the Company’s former contract manufacturer assigned its rights and obligations under the 2011 Plasma Purchase Agreement to Grifols Worldwide Operations Limited (“Grifols”) as its successor-in-interest, effective January 2019. Effective October 2024, the Company entered into an Amended and Restated Plasma Purchase Agreement with Grifols (the “A&R Grifols Agreement”) with a term expiring in September 2039, after which it may be renewed for two additional multi-year periods if agreed to by the parties. Pursuant to the A&R Grifols Agreement, Grifols supplies, on a non-exclusive basis, to ADMA BioManufacturing a minimum of 35,000 liters of RSV plasma annually to be used in the manufacture of ASCENIV, with an escalating price per liter depending on the volume supplied in a given 12-month period, with a minimum annual price increase every 12 months. Additionally, Grifols will be entitled to receive a fixed bonus payment in the event that a specified liter amount of high-titer plasma is supplied to the Company in any 12-month period during the term of the A&R Grifols Agreement.

Effective August 2024, the Company entered into a Plasma Purchase Agreement with KEDPlasma LLC (“KEDPlasma”) with a term expiring in July 2031, after which it may be renewed for an additional five-year period if agreed to by the parties (the “KEDPlasma Agreement”). Pursuant to the KEDPlasma Agreement, KEDPlasma supplies, on a non-exclusive basis, to ADMA BioManufacturing a minimum of 35,000 liters of RSV plasma annually commencing with the 12-month period ended July 31, 2026, with an escalating price per liter depending on the volume supplied in a given 12-month period. The price per liter of high-titer plasma supplied pursuant to the KEDPlasma Agreement is also scheduled to increase on an annual basis. Additionally, KEDPlasma will be entitled to receive a fixed bonus payment in the event that a specified liter amount of RSV plasma is supplied to the Company in any 12-month period during the term of the KEDPlasma Agreement.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In June 2017, the Company entered into a Plasma Supply Agreement with its former contract manufacturer (the “Plasma Supply Agreement”), pursuant to which the counterparty supplies, on an exclusive basis subject to certain exceptions, to ADMA BioManufacturing an annual minimum volume of hyperimmune plasma that contain antibodies to the Hepatitis B virus for the manufacture of Nabi-HB. The Plasma Supply Agreement has a 10-year term. In July 2018, the Plasma Supply Agreement was amended to provide, among other things, that in the event the counterparty elects not to supply in excess of ADMA BioManufacturing’s specified amount of Hepatitis B plasma and ADMA BioManufacturing is unable to secure Hepatitis B plasma from a third party at a price that is within a low double- digit percentage of the price that ADMA BioManufacturing pays to the counterparty, then the counterparty shall reimburse ADMA BioManufacturing for the difference in price ADMA BioManufacturing incurs. In December 2018, the Company’s former contract manufacturer assigned its rights and obligations under the Plasma Supply Agreement to Grifols, effective January 2019.

Other Commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of June 30, 2026. The Company does not anticipate recognizing any significant losses relating to these arrangements.

11.
SEGMENTS

The Company is engaged in the manufacture, marketing and development of specialty plasma-derived biologics. The Company’s ADMA BioManufacturing operating segment reflects the Company’s immunoglobulin manufacturing, commercial and development operations in Boca Raton, Florida. The Plasma Collection Centers operating segment consisted of ten plasma collection facilities as of June 30, 2025 and seven plasma collection facilities as of June 30, 2026, all located throughout the United States. All facilities were operational, collecting plasma and holding FDA licenses as of each respective period. The Company defines its operating segments as those business units whose operating results are regularly reviewed by the chief operating decision maker (“CODM”) to analyze performance and allocate resources. The Corporate information included in the reconciliations below generally consists of certain unallocated general and administrative overhead expenses and interest expense on the Company’s senior debt (see Note 7). The Company’s CODM is its President and Chief Executive Officer. For the Company’s two operating segments, the CODM uses income before taxes as the measure of segment profit to determine the allocation of resources for each segment. Transactions between the two operating segments consist solely of the transfer of raw material plasma inventory at cost from the Plasma Collection Centers segment to the ADMA BioManufacturing segment with no markup or intercompany profit. Income tax benefit/expense is recorded in the Corporate entity and is not allocated to the operating segments. Summarized financial information concerning reportable segments is shown in the following tables:

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended June 30, 2026
(in thousands)	ADMA BioManufacturing	Plasma Collection Centers	Total
Revenues	$123,637	$723	$124,360

Cost of product revenue	37,564	554	38,118

Research and development	6,014	-	6,014

Plasma center operating expenses	-	1,026	1,026

Gain on sale of plasma centers	-	-	-

Selling, marketing and distribution	7,634	-	7,634

Depreciation and amortization expense	1,281	499	1,780

General and administrative expense	8,340	-	8,340

Other income (expense), net	(20)	150	130

Income (loss) before taxes	64,010	(707)	63,303

Expenditures for additions to long-lived assets	2,256	-	2,256
Total assets	453,538	21,864	475,402

Reconciliation of revenues:
Segment revenue			$124,360
License revenue			35
Consolidated revenues			$124,395

Reconciliation of selling, general and administrative expense:
Segment selling, marketing and distribution expense			$7,634
Segment general and administrative expense			8,340
Corporate general and administrative expense (a)			10,763
Consolidated selling, general and administrative expense			$26,737

Reconciliation of income (loss) before taxes:
Segment income before taxes			$63,303
License revenue			35
Unallocated interest expense, primarily related to interest on senior debt (see Note 7)			(3,425)
Unallocated interest income			1,087
Corporate general and administrative expense (a)			(10,763)
Consolidated income before taxes			$50,237

Reconciliation of total assets:
Total segment assets			$475,402
Corporate (b)			208,808
Consolidated total assets			$684,210

(a) - Primarily includes compensation expense, including stock-based compensation expense, for certain executive officers and consultants, insurance, legal and investor relations expenses and accounting and tax fees that are not allocated to the Company's operating segments.

(b) - Primarily consists of cash and deferred tax assets.

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Six Months Ended June 30, 2026
(in thousands)	ADMA BioManufacturing	Plasma Collection Centers	Total
Revenues	$237,378	$1,439	238,817

Cost of product revenue	70,514	1,347	71,861

Research and development	8,611	-	8,611

Plasma center operating expenses	-	2,088	2,088

Gain on sale of plasma centers	-	(7,980)	(7,980)

Selling, marketing and distribution	14,830	-	14,830

Depreciation and amortization expense	2,556	1,064	3,620

General and administrative expense	16,798	-	16,798

Other income (expense), net	(207)	218	11

Income (loss) before taxes	126,308	6,202	132,510

Expenditures for additions to long-lived assets	4,772	27	4,799
Total assets	453,538	21,864	475,402

Reconciliation of revenues:
Segment revenue			$238,817
License revenue			71
Consolidated revenues			$238,888

Reconciliation of selling, general and administrative expense:
Segment selling, marketing and distribution expense			$14,830
Segment general and administrative expense			16,798
Corporate general and administrative expense (a)			21,851
Consolidated selling, general and administrative expense			$53,479

Reconciliation of income (loss) before taxes:
Segment income before taxes			$132,510
License revenue			71
Unallocated interest expense, primarily related to interest on senior debt (see Note 7)			(5,520)
Unallocated interest income			2,155
Corporate general and administrative expense (a)			(21,851)
Consolidated income before taxes			$107,365

Reconciliation of total assets:
Total segment assets			$475,402
Corporate (b)			208,808
Consolidated total assets			$684,210

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

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net revenues according to geographic area, based on the location of where the product is shipped, were as follows:

	Three Months Ended June 30, 2026
(in thousands)	ADMA BioManufacturing	Plasma Centers	Total Segment Revenue	License Revenue	Consolidated Revenue
United States	$123,253	$30	$123,283	$35	$123,318
International	384	693	1,077	-	1,077
Total revenues	$123,637	$723	$124,360	$35	$124,395

	Six Months Ended June 30, 2026
(in thousands)	ADMA BioManufacturing	Plasma Centers	Total Segment Revenue	License Revenue	Consolidated Revenue
United States	$236,616	$56	$236,672	$71	$236,743
International	762	1,383	2,145	-	2,145
Total revenues	$237,378	$1,439	$238,817	$71	$238,888

	Three Months Ended June 30, 2025
(in thousands)	ADMA BioManufacturing	Plasma Centers	Total Segment Revenue	License Revenue	Consolidated Revenue
United States	$121,948	$-	$121,948	$36	$121,984
International	-	-	-	-	-
Total revenues	$121,948	$-	$121,948	$36	$121,984

	Six Months Ended June 30, 2025
(in thousands)	ADMA BioManufacturing	Plasma Centers	Total Segment Revenue	License Revenue	Consolidated Revenue
United States	$232,558	$85	$232,643	$71	$232,714
International	3,106	965	4,072	-	4,072
Total revenues	$235,664	$1,050	$236,715	$71	$236,786

Net revenues, disaggregated by product, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(in thousands)
ASCENIV	$102,921	$83,321	$200,407	$159,653
BIVIGAM	19,419	37,710	34,841	71,222
Intermediates and other(1)	1,297	917	2,130	4,790
ADMA BioManufacturing	123,637	121,948	237,378	235,665

Plasma Collection Centers	723	-	1,439	1,050
License revenue	35	36	71	71
Total	$124,395	$121,984	$238,888	$236,786

(1) Due to Nabi-HB historically representing less than 10% of the Company’s revenue within the ADMA BioManufacturing segment, it has been included under intermediates and other.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.
LEASE OBLIGATIONS

Aggregate lease expense for the Company’s leases for the three months ended June 30, 2026 and 2025 was approximately $0.5 million and $0.6 million, respectively, and aggregate lease expense for the six months ended June 30, 2026 and 2025 was approximately $1.0 million and $1.2 million, respectively. Cash paid for the Company’s leases for the three months ended June 30, 2026 and 2025 was also approximately $0.5 million and $0.6 million, respectively, and cash paid for the six months ended June 30, 2026 and 2025 was approximately $1.0 million and $1.2 million, respectively.

The Company has aggregate lease liabilities of $7.3 million and $7.7 million as of June 30, 2026 and December 31, 2025, respectively, which are comprised primarily of the leases for the Company’s plasma collection centers. As of June 30, 2026, the Company’s operating leases have a weighted-average remaining term of 5.2 years. Scheduled payments under the Company’s lease obligations are as follows (in thousands):

2026	$1,032
2027	1,947
2028	1,972
2029	1,896
2030	1,561
2031	1,008
Thereafter	445
Total payments	9,861
Less: imputed interest	(2,611)
Current portion	(1,178)
Balance at June 30, 2026	$6,072

13.
INCOME TAXES

The Company uses the estimated annual effective tax rate approach as prescribed by ASC 740-270, Interim Reporting, to calculate its interim provision for income taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(in thousands, except percentages)
Provision for income taxes	$12,415	$5,878	$24,215	$12,424
Effective tax rate	24.7%	14.7%	22.6%	16.9%

The effective tax rate for the three and six months ended June 30, 2026 differed from the federal statutory rate primarily due to the excess tax benefits on stock-based compensation. The effective tax rate for the three and six months ended June 30, 2025 differed from the federal statutory tax rate primarily due to the valuation allowance maintained on the Company's federal and state net deferred tax assets until December 31, 2025.

14.
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information for the six months ended June 30, 2026 and 2025 is as follows:

	2026	2025
(In thousands)
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$5,173	$4,957
Cash paid for income taxes	$23,064	$6,890
Noncash Financing and Investing Activities:
Equipment acquired reflected in accounts payable and accrued liabilities	$1,311	$1,025
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$-	$15,148
Non-cash proceeds from the sale of assets previously held for sale	$6,000	$1,236

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

Through our ADMA BioManufacturing business segment, we currently have three products with U.S. Food and Drug Administration (the “FDA”) approval, all of which are currently marketed and commercially available: (i) ASCENIV (Immune Globulin Intravenous, Human – slra 10% Liquid), an intravenous immune globulin (“IVIG”) product indicated for the treatment of Primary Humoral Immunodeficiency (“PI”), also known as Primary Immunodeficiency Disease (“PIDD”) or Inborn Errors of Immunity in adults and children ages two and above, for which we received FDA approval in April 2019 and commenced first commercial sales in October 2019; (ii) BIVIGAM (Immune Globulin Intravenous, Human), an IVIG product indicated for the treatment of PI in adults and children ages two and above, and for which we received FDA approval in May 2019 and commenced commercial sales in August 2019; and (iii) Nabi-HB (Hepatitis B Immune Globulin, Human), which is indicated for the treatment of acute exposure to blood containing Hepatitis B surface antigen (“HBsAg”) and other listed exposures to Hepatitis B. In addition to our commercially available immunoglobulin products, we generate revenues from the sale of intermediate by-products that result from the immunoglobulin production process and from time to time provide contract manufacturing and laboratory services for certain clients.

We are also developing a pipeline of plasma-derived therapeutics, including a product related to its issued U.S. Patent Nos. 10,259,865, 11,084,870, 11,897,943 and 12,612,450 pertaining to methods of treatment and prevention of S. pneumoniae infection using an immunoglobulin manufactured to contain standardized antibodies to S. pneumoniae serotypes. We have successfully completed production of a pilot-scale batch and are conducting animal studies for our S. pneumoniae hyperimmune globulin program, SG-001. We anticipate submitting a pre-Investigational New Drug (“IND”) package to the FDA in fiscal year 2026, which could enable us to progress development of SG-001 directly into a registrational clinical trial.

We manufacture our commercial products at our FDA-licensed, plasma fractionation and purification facility located in Boca Raton, Florida with a peak annual processing capability of up to 600,000 liters (the “Boca Facility”). Based on current production yields, our completed and ongoing supply chain enhancements and capacity expansion initiatives, we believe this facility has the potential to produce sufficient quantities of our immune globulin products.

Through our ADMA BioCenters subsidiary, we currently operate seven source plasma collection facilities in the U.S., all of which hold FDA licenses. This business unit, which we refer to as our Plasma Collection Centers business segment, provides us with a significant portion of the blood plasma required for the manufacture of our products, and also allows us to sell certain quantities of source and hyperimmune plasma to third-party customers for further manufacturing. In addition, each of our FDA-approved plasma collection centers also has approval from the Korean Ministry of Food and Drug Safety, and ADMA BioCenters has FDA approval to operate a Hepatitis B immunization program. A typical plasma collection center, such as those operated by ADMA BioCenters, can collect approximately 30,000 to 50,000 liters of source plasma annually, which may be sold for different prices depending upon the type of plasma, quantity of purchase and market conditions at the time of sale. Plasma collected from ADMA BioCenters’ facilities that is not used to manufacture our products is sold to third-party customers in the U.S. and in other locations outside the U.S. where we are approved under supply agreements or in the open “spot” market.

Index
From time to time, we may provide contract manufacturing services for certain third-party clients. We also provide laboratory contracting services to certain customers and may provide contract filling, labeling and packing services utilizing our FDA-approved in-house fill-finish capabilities.

Trends and Developments

For the year ended December 31, 2024, we achieved net income of $197.7 million, the first time in our history that we achieved net income in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and generated positive cash flows from operations of $118.7 million. Positive cash flows from operations continued throughout fiscal year 2025. Our improved operating results were primarily the result of the substantial revenue growth and continued physician, patient and payer acceptance of ASCENIV.

In April 2025, the FDA approved our Prior Approval Supplement (a “PAS”) for our innovative yield enhancement production process benefiting both ASCENIV and BIVIGAM. This PAS approval amends the Biologics License Application (“BLA”) approvals for ASCENIV and BIVIGAM and will continue to be the process by which we will manufacture these products on a go-forward basis. The production methods approved in this PAS have resulted in additional bulk drug yield from the same starting raw material source plasma volumes and we believe we should experience meaningful revenue and earnings accretion accelerating further into 2026 and beyond. This innovative process has demonstrated an ability to increase ASCENIV and BIVIGAM production yields by 20% or more from the same starting source plasma volume. Fiscal year 2026 is our first full year of yield-enhanced production, supporting anticipated sustained margin expansion.

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

In December 2025, we entered into an agreement for the divestiture of three of our plasma collection centers for an aggregate purchase price of $12.0 million. The sale of these plasma centers was completed during the first quarter of 2026. We continue to own and operate seven plasma collection centers. In conjunction with the divestiture agreement, we entered into a long-term respiratory syncytial virus (“RSV”) plasma supply agreement with the purchaser of the three plasma collection centers, further diversifying our third-party high-titer plasma supply base. Collectively, these actions reflect a deliberate focus on a more flexible, capital-efficient supply model and are expected to deliver accretive cost savings in fiscal year 2026, improve capital efficiency, support increased ASCENIV production capacity, and provide durable plasma supply confidence through the late 2030s.

Beginning in the second half of 2025 and continuing into 2026, new FDA-approved IVIG products, and other pharmaceutical products which compete with certain IVIG product uses, entered the market with aggressive pricing tactics, including extended payment terms, rebates and discounts. This has led to increases in raw material plasma supply and finished goods inventory across the distribution network. This created competitive intensity and distribution recalibration across the industry which has impacted our results for the first half of 2026, mainly as it relates to BIVIGAM, but broadly across the IVIG complex. If this trend of competitive pricing tactics continues, future results and market adoption for our products may be adversely impacted.

Our Products

Index
ASCENIV

ASCENIV is a plasma-derived IVIG product that contains naturally occurring polyclonal antibodies, which are proteins that are used by the body’s immune system to neutralize microbes, such as bacteria and viruses, and prevent against infection and disease. We manufacture ASCENIV under U.S. Department of Health and Human Services (“HHS”) License No. 2019 using a process known as fractionation. The Centers for Medicare and Medicaid Services (“CMS”) has issued a permanent, product-specific-J-code for ASCENIV. Under the Healthcare Common Procedure Coding System, the J-code (J1554) became effective in April 2021. As part of our proprietary manufacturing process for ASCENIV, we leverage our unique, patented plasma donor screening methodology and tailored plasma pooling design, which blends normal source plasma and plasma from donors tested to have high levels of neutralizing antibody titers to RSV using our proprietary microneutralization testing assay. With our patented testing methods and assay, we are able to identify the high-titer or “hyperimmune” plasma that meets our internal and required specifications for ASCENIV. This type of high-titer plasma is typically found in less than 10% of the total donor collection samples we test.

ASCENIV is approved for the treatment of PIDD or PI, a class of inherited genetic disorders that causes a deficient or absent immune system in adults and children ages two and above. Our pivotal Phase III clinical trial in 59 PIDD patients met the primary endpoint of no Serious Bacterial Infections (“SBI”) reported during 12 months of treatment. Secondary efficacy endpoints further demonstrated the benefits of ASCENIV in the low incidence of infection, therapeutic antibiotic use, reduced days missed from work, school and daycare and reduced unscheduled medical visits and hospitalizations. We believe this clinical data together with the FDA approval of ASCENIV for the treatment of PIDD better positions ADMA to potentially further evaluate ASCENIV in immune-compromised patients infected with or at-risk for RSV infection or potentially other respiratory viral pathogens at an appropriate time. In the future, we may elect to work with the FDA and the immunology and infectious disease community to design an appropriate clinical trial to evaluate the use of ASCENIV in this patient population. Following FDA approval in April 2019, commercial sales of ASCENIV commenced in October 2019 and in 2023 we commenced manufacturing ASCENIV at the 4,400 liter production scale. This expansion has improved the product’s margin profile and increased plant production capacity as fewer batches are needed to support our revenue goals. ASCENIV’s prescriber and patient base continued to expand during 2024 and 2025, which drove record end-user utilization for this product. These elevated demand trends have sustained into 2026, and we currently expect that this product’s rapid growth will continue throughout 2026 and beyond.

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

In May 2019, the FDA approved our PAS for the use of our IVIG manufacturing process (known as fractionation), thereby enabling us to re-launch and commercialize this product in the United States. Following our acquisition of the Boca Facility, which included BIVIGAM and Nabi-HB, in June 2017, we resumed production of BIVIGAM during the fourth quarter of 2017 and commercial production is ongoing, using our FDA-approved IVIG manufacturing process under HHS License No. 2019. The commercial re-launch and first commercial sales for this product under our leadership commenced in August 2019.

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

RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate these estimates and assumptions, including those described below. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates. Significant estimates include estimates related to the Company’s effective tax rate.

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

Index
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

The following table presents a summary of the changes in our results of operations for the three months ended June 30, 2026, compared to the three months ended June 30, 2025:

	Three Months Ended June 30,
(in thousands)	2026	2025	Increase (Decrease)
Revenues	$124,395	$121,984	$2,411
Cost of product revenue	38,118	54,757	(16,639)
Gross profit	86,277	67,227	19,050
Research and development expenses	6,014	1,031	4,983
Plasma center operating expenses	1,026	1,152	(126)
Amortization of intangibles	55	32	23
Selling, general and administrative expenses	26,737	22,214	4,523
Income from operations	52,445	42,798	9,647
Interest and other income	1,238	400	838
Interest expense	(3,424)	(1,834)	(1,590)
Loss on extinguishment of debt	-	(1,159)	1,159
Other expense, net	(22)	(108)	86
Income before taxes	50,237	40,097	10,140
Provision for income taxes	12,415	5,878	6,537
Net income	$37,822	$34,219	$3,603

Adjusted EBITDA*	$61,846	$50,769	$11,077
Adjusted Net Income*	$38,957	$36,035	$2,922

* - See Non-GAAP Financial Measures appearing at the end of this discussion

Revenues

We recorded total revenues of $124.4 million for the three months ended June 30, 2026, as compared to $122.0 million for the three months ended June 30, 2025, an increase of $2.4 million, or approximately 2.0%. Revenues by product for the three months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,
	2026	2025	Increase/ (Decrease)	Increase/ (Decrease) %
(in thousands)
ASCENIV	$102,921	$83,321	$19,600	23.5%
BIVIGAM	19,419	37,710	(18,291)	(48.5)%
Intermediates and other products(1)	1,297	917	380	41.4%
ADMA BioManufacturing	123,637	121,948	1,689	1.4%

Plasma Collection Centers	723	-	723	100.0%
License revenue	35	36	(1)	(2.7)%
Total Revenues	$124,395	$121,984	$2,411	2.0%

(1) Due to Nabi-HB historically representing less than 10% of the Company’s revenue within the ADMA BioManufacturing segment, it has been included under intermediates and other products.

Index
The increase in total revenue was primarily driven by the $19.6 million increase in ASCENIV sales, reflecting continued growth in market acceptance of the product, alongside an increase of $0.7 million in Plasma Collection Centers sales and a $0.4 million increase in intermediates and other products. These increases were partially offset by $18.3 million reduction in BIVIGAM sales, reflecting continued competitive pressures in the standard immune globulin market.

Cost of Product Revenue and Gross Profit

Cost of product revenue was $38.1 million for the three months ended June 30, 2026, as compared to $54.8 million for the three months ended June 30, 2025. This decrease is primarily attributable to lower volume of BIVIGAM and lower product losses, partially offset by the increase in ASCENIV volume.

For the three months ended June 30, 2026, we had gross profit of $86.3 million, as compared to $67.2 million for the same period of a year ago, which represents gross margin in the second quarter of 2026 of 69.4%, as compared to 55.1% in the second quarter of 2025. The improvement in gross margin is primarily driven by the favorable product mix, along with the margin benefits of the yield enhancement manufacturing process.

Research and Development Expenses

Research and development expenses totaled $6.0 million for the second quarter of 2026, as compared to $1.0 million for the second quarter of 2025. The increase of $5.0 million is mainly due to the ramp-up of clinical development and trial activities related to our SG-001 development project.

Plasma Center Operating Expenses

Plasma center operating expenses, which primarily consist of compensation and benefits for plasma center management and administrative staff, decreased from $1.2 million for the three months ended June 30, 2025 to $1.0 million for the three months ended June 30, 2026, primarily due to the sale of three plasma centers in the first quarter of 2026.

Amortization of Intangibles

Amortization expense mainly pertains to internally developed software and was $0.1 million and less than $0.1 million for the three months ended June 30, 2026 and 2025, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $26.7 million for the three months ended June 30, 2026. This increase of $4.5 million, or 20.4%, was primarily driven by higher employee-related costs, increased software maintenance costs and higher professional and legal fees associated with ongoing litigation and related matters and strategic initiatives supporting corporate growth.

Interest and Other Income

Interest and other income for the three months ended June 30, 2026 was $1.2 million, as compared to $0.4 million for the three months ended June 30, 2025, driven by the higher average cash balances in 2026 and refinement of our cash investment strategy.

Interest Expense

Interest expense for the three months ended June 30, 2026 was $3.4 million, as compared to $1.8 million for the three months ended June 30, 2025. This increase of $1.6 million was driven by the March 2026 borrowing under our credit facility to support the accelerated share repurchase agreement (the "ASR Agreement").

Loss on Extinguishment of Debt

We recognized no loss on extinguishment of debt for the three months ended June 30, 2026, as compared to a loss of $1.2 million for the three months ended June 30, 2025. Loss on extinguishment of debt recorded during the three months ended June 30, 2025 was driven by the early partial paydown of debt outstanding under our former senior secured credit facility with Ares Capital Corporation and certain affiliated credit funds (the “Ares Credit Agreement”).

Index
Other Expense

Other expense was less than $0.1 million for the three months ended June 30, 2026 and $0.1 million for the three months ended June 30, 2025.

Income Tax Expense

The provision for income taxes of $12.4 million for the three months ended June 30, 2026 represented an effective tax rate of 24.7%, as compared to the provision of $5.9 million for the three months ended June 30, 2025, with an effective tax rate of 14.7%. The increase was primarily driven by lower year-over-year excess tax benefits on stock-based compensation.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

The following table presents a summary of the changes in our results of operations for the six months ended June 30, 2026, compared to the six months ended June 30, 2025:

	Six Months Ended June 30,
(in thousands)	2026	2025	Increase (Decrease)
Revenues	$238,888	$236,786	$2,102
Cost of product revenue	71,861	108,463	(36,602)
Gross profit	167,027	128,323	38,704
Research and development expenses	8,611	1,858	6,753
Plasma center operating expenses	2,088	2,438	(350)
Amortization of intangibles	110	57	53
Gain on sale of plasma centers	(7,980)	-	(7,980)
Selling, general and administrative expenses	53,479	46,292	7,187
Income from operations	110,719	77,678	33,041
Interest and other income	2,331	1,008	1,323
Interest expense	(5,524)	(3,809)	(1,715)
Loss on extinguishment of debt	-	(1,159)	1,159
Other expense, net	(161)	(172)	11
Income before taxes	107,365	73,546	33,819
Provision for income taxes	24,215	12,424	11,791
Net income	$83,150	$61,122	$22,028

Adjusted EBITDA*	$121,499	$98,706	$22,793
Adjusted Net Income*	$79,636	$69,333	$10,303

* - See Non-GAAP Financial Measures appearing at the end of this discussion

Revenues

We recorded total revenues of $238.9 million for the six months ended June 30, 2026, as compared to $236.8 million for the six months ended June 30, 2025, an increase of $2.1 million, or approximately 0.9%. Revenues by product for the six months ended June 30, 2026 and 2025 were as follows:

Index

	Six Months Ended June 30,
	2026	2025	Increase/ (Decrease)	Increase/ (Decrease) %
(in thousands)
ASCENIV	$200,407	$159,653	$40,754	25.5%
BIVIGAM	34,841	71,222	(36,381)	(51.1)%
Intermediates and other products(1)	2,130	4,790	(2,660)	(55.5)%
ADMA BioManufacturing	237,378	235,665	1,713	0.7%

Plasma Collection Centers	1,439	1,050	388	37.0%
License revenue	71	71	-	0.0%
Total Revenues	$238,888	$236,786	$2,101	0.9%

(1) Due to Nabi-HB historically representing less than 10% of the Company’s revenue within the ADMA BioManufacturing segment, it has been included under intermediates and other products.

The increase in total revenue was primarily driven by the $40.8 million increase in ASCENIV volume reflecting robust and continued market acceptance. This increase was offset by the $36.4 million decrease in the volume of BIVIGAM driven by the competitive pressures in the standard immune globulin industry.

Cost of Product Revenue and Gross Profit
Cost of product revenue was $71.9 million for the six months ended June 30, 2026, as compared to $108.5 million for the six months ended June 30, 2025. This decrease is primarily attributable to lower volume of BIVIGAM and lower product losses, partially offset by the increase in ASCENIV volume.

For the six months ended June 30, 2026, we had gross profit of $167.0 million, as compared to $128.3 million for the same period of a year ago, which represents gross margin in the first half of 2026 of 69.9%, as compared to 54.2% in the first half of 2025. The improvement in gross margin is primarily driven by favorable product mix in 2026, along with the margin benefits of the yield enhancement manufacturing process optimizations.

Research and Development Expenses
Research and development expenses totaled $8.6 million for the six months ended June 30, 2026, as compared to $1.9 million for the six months ended June 30, 2025. The increase is mainly due to the ramp-up of clinical development and clinical trial activities related to our SG-001 development project.

Plasma Center Operating Expenses
Plasma center operating expenses, which primarily consist of compensation and benefits for plasma center management and administrative staff, decreased from $2.4 million for the six months ended June 30, 2025 to $2.1 million for the six months ended June 30, 2026. The decrease is primarily due to the sale of three plasma centers in the first quarter of 2026.

Amortization of Intangibles

Amortization expense mainly pertains to internally developed software and was $0.1 million and less than $0.1 million for the six months ended June 30, 2026 and 2025, respectively.

Gain on sale of plasma centers

Gain on sale of plasma centers was $8.0 million for the six months ended June 30, 2026, as result of the sale of three of our plasma centers completed during the first quarter of 2026.

Selling, General and Administrative Expenses

SG&A expenses were $53.5 million for the six months ended June 30, 2026, an increase of $7.2 million as compared to the six months ended June 30, 2025. The increase is primarily driven by the increase in personnel costs, including stock-based compensation, and an increase in professional and consulting fees associated with ongoing litigation and related matters and strategic initiatives supporting corporate growth.

Index
Interest and Other Income

Interest and other income for the six months ended June 30, 2026 was $2.3 million, as compared to $1.0 million for the six months ended June 30, 2025, driven by the higher average cash balances in 2026 and refinement of our cash investment strategy.

Interest Expense

Interest expense for the six months ended June 30, 2026 was $5.5 million, as compared to $3.8 million for the six months ended June 30, 2025, driven by higher average outstanding debt balances under our senior secured credit facility.

Loss on Extinguishment of Debt

We recognized no loss on extinguishment of debt during the six months ended June 30, 2026. Loss on extinguishment of debt of $1.2 million recognized during the six months ended June 30, 2025 was driven by the early partial paydown of debt outstanding under the Ares Credit Agreement.

Other Expense

Other expense was $0.2 million for the six months ended June 30, 2025 and 2026.

Income Tax Expense

The provision for income taxes of $24.2 million for the six months ended June 30, 2026 represented an effective tax rate of 22.6%, as compared to the provision of $12.4 million for the six months ended June 30, 2025, with an effective tax rate of 16.9%. The increase in income tax expense is driven by lower excess tax benefits on stock-based compensation.

Non-GAAP Financial Measures

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), Adjusted EBITDA and Adjusted Net Income

EBITDA, Adjusted EBITDA and Adjusted net income are important non-GAAP financial measures used by our management and our board of directors (our “Board”) to assess our operating performance. We use EBITDA, Adjusted EBITDA and Adjusted net income as key performance measures because we believe that they facilitate operating performance comparisons from period to period that exclude, in the case of Adjusted net income, items that are expected to be non-recurring, and in the case of EBITDA and Adjusted EBITDA, potential differences driven by the impact of variations of non-cash items such as depreciation and amortization, as well as, in the case of Adjusted EBITDA, stock-based compensation or certain one-time and non-recurring items. In addition, we believe that EBITDA, Adjusted EBITDA and Adjusted net income and similar measures are widely used by investors, securities analysts, ratings agencies and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities. See below for a reconciliation of our EBITDA, Adjusted EBITDA and Adjusted net income to net income, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.

Because EBITDA, Adjusted EBITDA and Adjusted net income are measures not deemed to be in accordance with U.S. GAAP and are susceptible to varying calculations, our EBITDA, Adjusted EBITDA and Adjusted net income may not be comparable to similarly titled measures of other companies, including companies in our industry, because other companies may calculate EBITDA, Adjusted EBITDA and Adjusted net income in a different manner than we calculate these measurements. Although we use Adjusted EBITDA as one of several financial measures to assess our operating performance, our use is limited as we exclude certain significant operating expenses. EBITDA, Adjusted EBITDA and Adjusted net income are not intended to represent cash flows for the periods presented, nor have they been presented as an alternative to operating income, net income or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP. The following table presents the reconciliation of net income to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2026 and 2025:

Index

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(In thousands)
Net income	$37,822	$34,219	$83,150	$61,122
Depreciation	1,726	2,027	3,510	3,970
Amortization	55	32	110	57
Income taxes	12,415	5,878	24,215	12,424
Interest expense, net	2,186	1,834	3,169	3,809
EBITDA	54,204	43,990	114,154	81,382
Stock-based compensation	6,135	4,963	12,464	9,587
Voluntary Withdrawal and product replacements	-	164	-	4,001
Yield enhancement	429	493	841	1,395
Gain on sale of plasma centers	-	-	(7,980)	-
Loss on extinguishment of debt	-	1,159	-	1,159
Non-recurring professional fees	1,078	-	2,020	1,182
Adjusted EBITDA	$61,846	$50,769	$121,499	$98,706

Adjusted EBITDA increased for the three and six months ended June 30, 2026, as compared to the same period of a year ago, by $11.1 million and $22.8 million, respectively. The improvement is primarily due to the increase in operating income.

The following table presents the reconciliation of Net income to Adjusted net income for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
(In thousands)
Net income	$37,822	$34,219	$83,150	$61,122
Stock-based compensation modifications	-	-	609	474
Customer credits related to the Voluntary Withdrawal	-	164	-	4,001
Loss on extinguishment of debt	-	1,159	-	1,159
Yield Enhancement	323	493	650	1,395
Gain on sale of plasma centers	-	-	(6,332)	-
Non-recurring professional fees	812	-	1,559	1,182
Adjusted net income (a)	$38,957	$36,035	$79,636	$69,333

(a) Add-backs reflected during the three and six months ended June 30, 2025 exclude estimated tax effect of $0.3 million and $1.4 million, respectively. Add-backs reflected during the three months and six months ended June 30, 2026 were tax affected using the respective effective tax rates.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2026, we had working capital of $452.4 million, primarily consisting of $239.3 million of inventory, cash and cash equivalents of $136.0 million and $138.2 million of accounts receivable, partially offset by current liabilities of $75.8 million, as compared to working capital at December 31, 2025 of $397.0 million, primarily consisting of $206.5 million of inventory, cash and cash equivalents of $87.6 million and accounts receivable of $158.4 million, partially offset by current liabilities of $69.5 million. Our material cash requirements are primarily comprised of:

●
The collection and procurement of raw material source plasma, which includes plasma donor fees and plasma center supplies, and other raw materials necessary to maintain and scale up our manufacturing operations;
●      The purchase of RSV plasma under our purchase agreements with third parties;
●      The purchase of our common stock pursuant to our Board-approved share repurchase program;
●
Employee compensation and benefits;

Index
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
●
Expansion and renovation-related improvements for the real estate acquired in July 2025 in Boca Raton, Florida, as further described below; and
●
Ongoing improvements and updates to our IT infrastructure, laboratory equipment and assays, and facilities and engineering equipment.

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

We currently anticipate, based upon our projected revenue and expenditures, that our current cash, cash equivalents and accounts receivable, along with our projected future operating cash flow, will be sufficient to fund our operations, as currently conducted, for the next twelve months and foreseeable future. Based on current operations and assuming continued market acceptance and utilization of our finished drug products, we do not anticipate the need to raise additional capital at this time. However, should the market for our products or political, economic or inflationary conditions change, we may need to seek additional capital which may not be available due to a variety of potential factors beyond our control (see “Risk Factors” appearing elsewhere in this report).

  We continue to evaluate a variety of strategic alternatives, and the exploration of value-creating opportunities remains a top corporate priority.

JPM Credit Agreement

On August 5, 2025 (the “JPM Closing Date”), we entered into a Credit Agreement (the “JPM Credit Agreement”) with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The JPM Credit Agreement provides for $300 million of senior secured credit facilities, consisting of (a) a term loan in the aggregate principal amount of $75 million (the “JPM Term Loan Facility”), which was drawn in full on the JPM Closing Date, and (b) a revolving credit facility in the aggregate principal amount of $225 million (the “JPM Revolving Facility”). We may also request, subject to customary conditions, additional incremental revolving commitments or term loans in an aggregate principal amount not to exceed $100 million (together with the JPM Term Loan Facility and the JPM Revolving Facility, the “JPM Credit Facilities”). The JPM Term Loan Facility has a maturity date of August 5, 2028 (the “JPM Term Maturity Date”), and the JPM Revolving Facility has a maturity date of August 5, 2028 or any earlier date on which the commitments under the JPM Revolving Facility are reduced to zero or otherwise terminated pursuant to the terms of the JPM Credit Agreement.

On March 2, 2026, we borrowed $125.0 million under the JPM Revolving Facility, used to fund the ASR Agreement. See Note 8 in our unaudited condensed consolidated financial statements for further details.

Interest on borrowings under the JPM Credit Facilities accrues at an applicable rate equal to (i) an alternate base rate plus an applicable spread (each such borrowing, an “ABR Borrowing”) or (ii) Term Secured Overnight Financing Rate (“SOFR”) plus an applicable spread (each such borrowing, a “Term Benchmark Borrowing”), in each case based on the lower of the applicable rates set forth in the JPM Credit Agreement, which are based on the Company’s total leverage ratio. These applicable spreads range from 150 basis points to 200 basis points over the alternate base rate and 250 basis points to 300 basis points over Term SOFR, in each case, as determined in accordance with the provisions of the JPM Credit Agreement. We have agreed to pay a commitment fee at specified rates set forth in the JPM Credit Agreement, which, based on our total leverage ratio, ranges from 30 basis points to 35 basis points on the daily amount of the undrawn portion of the aggregate commitments of the lenders under the JPM Revolving Facility. At our request, each borrowing initially shall be either an ABR Borrowing or a Term Benchmark Borrowing, and we may thereafter elect to convert any such borrowing to a different type. During the occurrence and continuance of an Event of Default (as defined in the JPM Credit Agreement), all borrowings shall accrue interest at a rate per annum equal to 2% plus the applicable rate. As of June 30, 2026, the interest rate on the JPM Term Loan Facility and the JPM Revolving Facility was approximately 6.12%.

Index
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

As of June 30, 2026, we were in compliance with all of our debt covenants in the JPM Credit Agreement.

Repurchase Program

                In May 2025, the Board authorized a share repurchase program of up to $500.0 million of our outstanding shares of common stock (the “Repurchase Program”). The Repurchase Program does not obligate us to acquire any particular amount of our common stock, and may be modified, suspended, or terminated at any time. The Repurchase Program has no expiration date.  As of June 30, 2026, a total of $187.2 million of common stock had been repurchased over the lifetime of the Repurchase Program.

                On March 2, 2026, we entered into the ASR Agreement with JPMorgan to repurchase $125.0 million of shares of our common stock under the Repurchase Program. During the three and six months ended June 30, 2026, we received 4,337,879 and 10,760,487 shares of common stock, respectively, pursuant to the terms of the ASR Agreement.

During the three and six months ended June 30, 2026, in addition to the shares repurchased under the ASR Agreement, we repurchased 2,723,659 and 3,055,207 shares of common stock under the Repurchase Program at a total cost of $25.1 million and $30.2 million, respectively.

We remain active with share repurchases under the Repurchase Program and are on track to complete our previously stated $200 million or more 2026 share repurchase target.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$87,788	$1,464
Net cash provided by (used in) investing activities	148	(7,247)
Net cash used in financing activities	(39,546)	(7,079)
Net change in cash and cash equivalents	48,390	(12,862)

Cash and cash equivalents - beginning of period	87,630	103,147
Cash and cash equivalents - end of period	$136,020	$90,285

Net Cash Provided by Operating Activities

Cash provided in operations for the six months ended June 30, 2026 was $87.8 million, an increase of $86.3 million from the same period of a year ago, primarily driven by growth in net income and favorable timing of cash collections from accounts receivable. The following table illustrates the primary components of our cash flows from operations:

Index

	Six Months Ended June 30,
(in thousands)	2026	2025
Net income	$83,150	$61,122
Non-cash expenses, gains and losses	11,752	20,097
Changes in accounts receivable	20,198	(59,726)
Changes in inventories	(32,848)	(21,229)
Change in prepaid expenses and other current assets	(1,181)	-
Changes in accounts payable and accrued expenses	7,369	4,203
Other	(652)	(3,003)
Net cash provided by operating activities	$87,788	$1,464

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 decreased by $7.4 million from the same period of a year ago. The decrease is primarily due to the proceeds received from the sale of the three of our plasma centers during the first quarter of 2026 and reduction in capital expenditures.

Net Cash Used in Financing Activities

Net cash used in financing activities was $39.5 million and $7.1 million for the six months ended June 30, 2026 and 2025, respectively. The increase is primarily driven by the share repurchases made during the six months ended June 30, 2026.

Effect of Inflation

Inflation impacted a number of facets of our business during the six months ended June 30, 2026 and 2025 at each of our business segments. Disruptions in the global economy have impeded global supply chains, resulted in longer lead times and delays in procuring certain raw materials, and resulted in inflationary cost increases in certain raw materials, labor and transportation. We also experienced price increases for, among other items, consumable supplies, services for repairs and maintenance of our facilities, utilities, shipping and freight charges, fuel surcharges and labor costs, among other expenses. Based upon the macroeconomic environment, publicly available information and reports from the U.S. government, we expect this trend to continue in the second half of 2026. Although we cannot predict the extent to which future domestic and global economic conditions, including, but not limited to, supply chain constraints, tariffs or trade wars, changes in federal regulatory policies or priorities, general economic and geopolitical conditions, or the continuing conflicts in Europe, the Middle East and surrounding areas will impact us, such factors could have a significant impact on our future results of operations. In addition, some of our third-party inventory purchase agreements provide for scheduled price increases that are tied to various consumer price indices, which have resulted in higher than historical percentage price increases and could result in higher source plasma and other raw material and supplies costs throughout the second half of 2026 and beyond. Also, in a higher inflationary environment, we may not be able to raise the prices of our products to maintain the rate of inflation and this may affect our product margins.

Off-Balance Sheet Arrangements

None.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk as the result of changes in interest rates. The JPM Credit Agreement requires monthly payments of interest based on the adjusted Term SOFR plus the applicable margin. We currently do not utilize any derivative financial instruments, such as interest rate swaps or caps, to mitigate this risk. As of June 30, 2026, we had $198.1 million outstanding under our JPM Credit Agreement that was subject to a variable interest rate. The effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate would have an approximate $2.0 million annualized negative impact on our earnings and cash flows.

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

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of June 30, 2026. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of June 30, 2026 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II
OTHER INFORMATION

Item 1.
Legal Proceedings.

On July 10, 2026, plaintiff Lisa Mazzarino filed a putative securities class action lawsuit against the Company, Adam Grossman, our director, President and Chief Executive Officer, Jerrold Grossman, our Vice Chairman of the Board, and Brad Tade, our former Chief Financial Officer and Treasurer, in the United States District Court for the District of New Jersey. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The action seeks monetary damages in an unspecified amount. The litigation remains at a preliminary stage. We believe that the claims asserted in the lawsuit are without merit and intend to vigorously defend against the action. At this time, we are unable to predict the outcome of the litigation or reasonably estimate the amount or range of any potential loss, if any, that may result from the matter.

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

●
We and certain of our directors and officers have been named as defendants in a securities class action lawsuit. This litigation, and any similar or related proceedings that may be filed in the future, could result in substantial costs, divert management’s attention and resources from our business, and may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Risk Factors

Described below are various risks and uncertainties that may affect our business. These risks and uncertainties are not the only ones we face. You should recognize that other significant risks and uncertainties may arise in the future, which we cannot foresee at this time. Also, the risks that we now foresee might affect us to a greater or different degree than expected. Certain risks and uncertainties, including ones that we currently deem immaterial or that are similar to those faced by other companies in our industry or business in general, may also affect our business. If any of the risks described below actually occur, our business, financial condition, results of operations or cash flows could be materially and adversely affected. You should carefully consider the following risk factors and the section entitled “Special Note Regarding Forward-Looking Statements” before you decide to invest in our securities.

Index
Risks Relating to our Business

Although we achieved net income on a GAAP basis for the years ended December 31, 2024 and 2025, we may not be able to maintain profitability and continue to generate positive cash flows in the future.

Although we achieved net income of $197.7 million and $146.9 million for the years ended December 31, 2024 and 2025, respectively, for the year ended December 31, 2023 we incurred a net loss of $28.2 million. From our inception in 2004 through December 31, 2025, we have incurred an accumulated deficit of $161.7 million. We may not be able to maintain profitability in the future, and if we are unable to continue to consistently achieve positive cash flows, we may need to finance our operations through additional equity or debt financings or corporate collaboration and licensing agreements. If, in the future, our operating or financial results for a particular period do not meet our guidance, analyst estimates or the expectations of investors, or if we reduce our guidance for future periods, our stock price may decline. Any sustained or increased profitability or financial performance may contribute to increased scrutiny from the investment community and applicable federal, state and foreign regulatory authorities and government bodies. We also expect to continue to incur significant operating and capital expenditures and anticipate that as our business continues to grow our operating expenses will increase accordingly as we:

●
expand commercialization and marketing efforts;

●
expand our research and development programs;

●
implement additional internal systems, controls and infrastructure;

●
hire additional personnel; and

●
expand production capacity at the Boca Facility.

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

Index
Although we are utilizing our FDA-approved fill/finish suite that we built at the Boca Facility for a portion of our finished drug product and although we receive raw material plasma from our ADMA BioCenters plasma collection facilities, we also intend to continue to utilize third parties to supplement our fill/finish process for final drug product and to supply high-titer RSV plasma. Any failure by us, our contract fill/finishers, or other third parties involved in the process for producing our products or product candidates to comply with the applicable manufacturing and regulatory requirements, including quality requirements, could place us and them at risk of regulatory enforcement actions, recalls and other adverse consequences, could adversely impact our products or product candidates, and could adversely impact patients receiving our products or product candidates, which may negatively impact our business and our ability to produce and supply products to meet commercial and clinical needs.

Our anticipated reliance on a limited number of third-party contractors exposes us to the following risks:

●
we may be unable to identify contractors on acceptable terms or at all because the number of potential service providers is limited and the FDA must inspect and qualify any contract manufacturers for current cGMP compliance as part of our marketing application;

●
a new fill/finisher would have to be educated in, or develop substantially equivalent processes for, the production of our products and product candidates;

●
a pandemic, or the resurgence of a pandemic such as the COVID-19 pandemic, or a cyberattack or data breach, could adversely affect our contractors’ operations, supply chain or workforce;

●
our contracted fill/finishers’ resources and level of expertise with plasma-derived biologics may be limited, therefore they may require a significant amount of support from us in order to implement and maintain the infrastructure and processes required to deliver our finished drug product;

●
our third-party contractors might be unable to timely provide finished drug product or raw material plasma in sufficient quantity or in accordance with our specifications to meet our commercial or clinical needs;

●
contractors may not be able to execute our inspection procedures and required tests appropriately or timely, and we may be reliant on a single or limited number of contract laboratories;

●
contractors are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMP and other government regulations, and we do not have control over third-party providers’ compliance with these regulations;

●
contractors may fail to comply with applicable regulatory requirements, placing them and us at risk of regulatory enforcement actions, recalls and other adverse consequences, and which place our patients at risk, which may negatively impact our business and their ability to supply products to meet our development, clinical and commercial needs;

●
our third parties could breach or terminate their agreements with us; and

●
our contract fill/finishers may have unacceptable or inconsistent drug product quality success rates and yields, and we have no direct control over our contract fill/finishers’ ability to maintain adequate quality control, quality assurance and qualified personnel.

Index
Each of these risks could delay or prevent production, the completion of our finished drug product and the release of finished drug product by us or the FDA, which could result in higher costs or adversely impact our revenues. These risks could also result in the delay in obtaining clinical supplies, which would delay our development programs, or could result in the need to repeat clinical or preclinical studies. Any failure of any third parties to meet the applicable regulatory requirements could also result in the need for time-consuming and costly corrective actions. In addition, our contract fill/finishers and our other third-party vendors may source their materials and supplies globally and are therefore subject to potential tariffs, which could be passed along to us in whole or in part and adversely impact our results of operations, and supply disruptions in the event of fire, weather related events such as hurricanes, earthquakes, wind and rain, international conflicts, strikes, embargoes, trade and sanction requirements and limits, other acts of God or force majeure events or global health occurrences and emergencies which could materially impact our ability to manufacture our products and product candidates and therefore adversely impact our business and results of operations.

The estimates of market opportunity and forecasts of market and revenue growth included in our filings may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business could fail to grow at similar rates, if at all.

Our market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. In particular, the size and growth of the overall U.S. IVIG and source plasma markets and the potential market opportunity for our products and product candidates, including an S. pneumoniae hyperimmune globulin, are subject to significant variables that can be difficult to measure, estimate or quantify.

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

Geopolitical conflicts, war or other military action or international acts of terrorism may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in disruptions to our supply chain, delays or cancellations of customer orders, a general decrease in consumer spending, our inability to effectively market and distribute our products and/or our inability to access the capital markets, our business and results of operations could be materially and adversely affected. For example, in response to the ongoing conflicts between Russia and Ukraine, and between the United States and Iran, the United States has imposed and may further impose, and other countries may additionally impose, broad sanctions or other restrictive actions against governmental and other entities in Russia. Additionally, further escalation of geopolitical tensions, such as ongoing conflicts in certain countries in South America, Northern Africa and in the Middle East and the surrounding areas could have a broader impact that extends into other markets where we do business. We are unable to predict whether geopolitical or economic conditions, acts of international terrorism or the involvement in a war or other military actions will result in any long-term commercial disruptions or if such involvement or responses will have any long-term material adverse effect on our business, results of operations, or financial condition.

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

Index
Our operations, including the Boca Facility, our new real estate in Boca Raton, Florida and our plasma collection facilities, are vulnerable to natural disasters (including as a result of climate change), such as interruption by fires, weather related events such as hurricanes, earthquakes, wind and rain, other acts of God or force majeure events, electric power loss, telecommunications failure, equipment failure and breakdown including the disruption or misalignment of specialized laboratory machinery, cyberattacks on our operations and information technology systems as well as the systems of our customers, suppliers and related entities, human error, employee issues, global health occurrences such as a pandemic, global and economic uncertainty, war, terrorism, geopolitical conditions and emergencies, product liability claims and events beyond our control. While we maintain several insurance policies with reputable carriers that provide partial coverage for a variety of these risks, including replacing or rebuilding a part of our facilities, these policies are subject to the insurance carriers’ final determination of compensation to us and we may not have adequate coverage if we need to rebuild or replace our inventory, infrastructure, business income or our entire facilities. In addition, our disaster recovery plans for our facilities may not be adequate and we do not have an alternative manufacturing facility or contractual arrangements with other manufacturers in the event of a casualty to or destruction of any of our facilities. If we are required to rebuild or relocate any of our facilities, a substantial investment in improvements and equipment would be necessary. We carry only a limited amount of business interruption insurance, which may not sufficiently compensate us for losses that may occur. As a result, any significant business interruption could adversely affect our business, financial condition and results of operations.

If we are unsuccessful in obtaining regulatory approval for any of our product candidates or if any of our product candidates do not provide positive results, we may be required to delay or abandon development of such product candidate, which would have a material adverse impact on our business.

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

●
unforeseen safety issues;

●
determination of dosing issues;

●
lack of safety or effectiveness, or other adverse study results during clinical trials;

●
slower than expected rates of patient recruitment or noncompliance with clinical trial requirements;

●
inability to monitor patients adequately during or after treatment; and

●
inability or unwillingness of medical investigators to follow our clinical protocols.

We cannot be certain as to what type and how many clinical trials the FDA, or equivalent foreign regulatory agencies, will require us to conduct before we may successfully gain approval to market any of our product candidates that still require regulatory approval. Prior to approving a new drug or biologic, the FDA generally requires that the effectiveness of the product candidate (which is not typically fully investigated until Phase III) be demonstrated in two adequate and well-controlled clinical trials. However, if the FDA or an equivalent foreign regulatory authority determines that our Phase III clinical trial results do not demonstrate a statistically significant, clinically meaningful benefit with an acceptable safety profile, or if a relevant regulator requires us to conduct additional Phase III clinical trials in order to gain approval, we will incur significant additional development costs and commercialization of these product candidates would be prevented or delayed and our business could be adversely affected. Regulators may also disagree with our interpretation of data from our studies, with our study design, or with the statistical analyses that we use. They may also find issues within our study data, including confounding factors, which make data difficult to interpret.

Index
In addition, the FDA or an institutional review board (“IRB”) may not permit us to commence a clinical trial, may require amendments to our clinical trial protocols, or may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA or an IRB finds deficiencies in our IND submissions or the conduct of these trials. Regulatory authorities may also not accept data from clinical trials if the trials are not conducted in accordance with the applicable regulatory requirements. Failure to comply with the applicable regulatory requirements may also result in enforcement actions. Therefore, we cannot provide any assurance or predict with certainty the schedule for future clinical trials. In the event we do not ultimately receive regulatory approval for our product candidates, we may be required to terminate development of such product candidates. If we fail to obtain regulatory approval to market and sell our product candidates, or if approval is delayed, we will be unable to generate revenue from the sale of these product candidates and the capital necessary to fund our operations will increase.

We and certain of our directors and officers have been named as defendants in a securities class action lawsuit. This litigation, and any similar or related proceedings that may be filed in the future, could result in substantial costs, divert management’s attention and resources from our business, and may have a material adverse effect on our business, financial condition, results of operations and cash flows.

On July 10, 2026, a putative securities class action lawsuit, Mazzarino v. ADMA Biologics, Inc. et al., Case No. 2:26-cv-06918 (D.N.J.), was filed against us and certain of our directors and officers. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and seeks monetary damages in an unspecified amount. The litigation remains at a preliminary stage. We believe that the claims asserted in the lawsuit are without merit and we intend to vigorously defend against the action.

We may also become subject to additional securities class action lawsuits, stockholder derivative actions, regulatory inquiries, investigations or other proceedings arising out of the same or similar allegations.

The ultimate outcome of the litigation is inherently uncertain, and there can be no assurance that we will prevail. Regardless of the merits or ultimate outcome of the proceeding, defending against litigation can be costly and time-consuming and may divert the attention and resources of management and other personnel from the operation of our business. Any such litigation or proceedings may result in substantial defense costs, damages, settlement amounts, fines, penalties, reputational harm, increased regulatory scrutiny or other adverse consequences.

At this time, we cannot reasonably estimate the ultimate outcome of the litigation or the amount of any potential loss associated with the matter. If we are required to incur significant defense costs, enter into a settlement, pay damages or otherwise incur liabilities relating to the litigation, or if our insurance coverage is unavailable or insufficient to cover such costs, our business, financial condition, results of operations and cash flows could be materially adversely affected.

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

•
FDA or comparable foreign regulatory authorities taking longer than we anticipate to make decisions on our product candidates; and

•
Potential inability to demonstrate our product candidates provide an advantage over current standards of care or current or future competitive therapies in development.

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

If we are not able to generate revenue from our products and product candidates, our sources of revenue may continue to be from a product mix consisting only of plasma collection and sales revenues, revenues generated from sales of our FDA-approved commercial products, sales of intermediates and revenues generated from new contract manufacturing arrangements with third parties. We cannot assure you that we will receive the approvals necessary to commercialize any product candidate we may acquire or develop in the future or that we will be able to maintain such approvals. In order to obtain FDA approval of any product candidate requiring FDA approval, our clinical development must demonstrate that the product candidate is safe for humans and effective for its intended use, and we must successfully complete an FDA BLA review. Obtaining FDA approval of a product candidate generally requires significant research and testing, referred to as preclinical studies, as well as human tests, referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in products that the FDA considers safe for humans and effective for indicated uses. The FDA has substantial discretion in the product approval process and may require us to conduct additional preclinical and clinical testing or to perform post-marketing studies or may require additional Chemistry, Manufacturing, and Controls (“CMC”) or other data and information, and the development and provision of this data and information may be time-consuming and expensive. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may:

●
delay commercialization of, and our ability to derive revenues from, our product candidates;

●
impose costly procedures on us; and

●
diminish any competitive advantages that we may otherwise enjoy.

Even if we comply with all FDA requests, the FDA may ultimately reject our product candidate’s BLA. In addition, the FDA could determine that we must test additional subjects and/or require that we conduct further studies with more subjects. We may never obtain regulatory approval for any future potential product candidate or label expansion activity. Failure to obtain FDA approval for any of our product candidates will severely undermine our business by leaving us without the ability to generate additional accretive revenues. There is no guarantee that we will ever be able to develop or acquire other product candidates. In foreign jurisdictions, we must receive approval from the appropriate regulatory authorities before we can commercialize any products in such jurisdictions. Foreign regulatory approval processes generally include all of the risks and uncertainties associated with the FDA review, inspection and approval procedures described above. We cannot assure you that we will receive the approvals necessary to commercialize any product candidate for sale outside the United States.

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

We depend on independent investigators and collaborators, such as universities and medical institutions, contract laboratories, CROs, contract manufacturers, contract fill/finishers, third-party plasma centers and consultants to conduct our preclinical activities, clinical trials, CMC testing and other activities under agreements with us. These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs. These third parties may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our products and/or development programs, or if their performance is substandard or does not comply with the applicable regulatory standards, our trials may be repeated, extended, delayed, or terminated, the approval of our FDA application(s), if any, and our introduction of new products, if any, will be delayed, and we may not be able to maintain existing approvals or meet our regulatory requirements or we may not be able to produce forecasted amounts of product. We or they may also be subject to regulatory enforcement actions, may need to take corrective actions, including initiating recalls, and we may not be able to meet commercial demand. These collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators assist our competitors at our expense, our competitive position would be harmed. We also depend on third-party suppliers for materials used in our operations. Certain of our third-party suppliers may be single-sourced, or may not be able to supply sufficient materials for our operations at a reasonable price or on a timely basis, and it may be time-consuming, expensive or otherwise not feasible to locate an alternative supplier. In the event a single-source supplier is unable to provide us with a sufficient amount of materials on a timely basis, such shortage and/or delay could have a material adverse effect on our business, results of operations and financial condition. Additionally, any change in the regulatory compliance status of any of our vendors may impede our ability to receive and maintain approval for our product candidates.

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

For the six months ended June 30, 2026 and 2025, two customers, BioCare, Inc. (“BioCare”) and Priority Healthcare Distribution, Inc. d/b/a CuraScript SD Specialty Distribution (“Curascript”), represented an aggregate of approximately 67% and 72%, respectively, of our consolidated revenues.

As of June 30, 2026, BioCare and Curascript represented an aggregate of approximately 81% of our consolidated accounts receivable. As of December 31, 2025, BioCare and CuraScript represented an aggregate of approximately 87% of our consolidated accounts receivable.

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

Index
On the JPM Closing Date, we entered into the JPM Credit Agreement (see “Liquidity and Capital Resources”). The JPM Credit Agreement provides for a total of $300 million in senior secured credit facilities (the “JPM Credit Facilities”) of which $198.1 million is outstanding as of June 30, 2026. The JPM Credit Facilities have a maturity date of August 5, 2028.

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

As we move forward in clinical development, we continue to discover novel technologies related to our products and product candidates and we may draft patent applications directed to these technologies. We rely on a combination of patent rights, trade secrets, intellectual property assignment agreements and nondisclosure and non-competition agreements to protect our proprietary intellectual property, and we will continue to do so. There can be no assurance that our patents, trade secret policies and practices or other agreements will adequately protect our intellectual property. Our issued patents may be challenged, found to be over-broad or otherwise invalidated in subsequent proceedings before courts, the U.S. Patent and Trademark Office or foreign patent offices. Even if enforceable, we cannot provide any assurances that they will provide significant protection from competition. The processes, systems, and/or security measures we use to preserve the integrity and confidentiality of our data and trade secrets may be breached, and we may not have adequate remedies as a result of any such breaches. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. There can be no assurance that the confidentiality, invention assignment, nondisclosure and non-competition agreements with employees, consultants and other parties with access to our proprietary information to protect our trade secrets, proprietary technology, processes and other proprietary rights, or any other security measures relating to such trade secrets, proprietary technology, processes and proprietary rights, will be adequate, will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third parties will not otherwise gain access to our trade secrets or proprietary knowledge. To the extent that our consultants, contractors or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

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

Index
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

In the ordinary course of our business, we generate, collect and store proprietary information, including intellectual property and business information. The secure storage, maintenance, and transmission of and access to this information is important to our operations and reputation. Computer hackers may attempt to penetrate our computer systems and, if successful, misappropriate personal data and our proprietary and confidential information including e-mails and other electronic communications. Cybersecurity vulnerabilities can also arise from human error, fraud or malice on the part of our employees, other insiders, vendors, suppliers, other third parties, or from technology or product enhancements or the migration of information and data to new technology platforms, systems or applications. Hackers and other threat actors may impersonate our vendors, suppliers or other third parties with whom we do business, which may result in financial harm to our business. Further, while many of our employees and certain suppliers with whom we do business operate in a remote working environment, the risk of cybersecurity attacks and data breaches, particularly through phishing attempts and ransomware attacks, may be increased as we and third parties with whom we interact leverage our IT infrastructure in unanticipated ways. In addition, an employee, contractor, or other third parties with whom we do business may attempt to obtain such information and may purposefully or inadvertently cause a breach involving such information. While we have certain safeguards in place to reduce the risk of and detect cyberattacks, including a Company-wide cybersecurity policy and annual training, our information technology networks and infrastructure may be vulnerable to unpermitted access by hackers or other breaches, or employee error or malfeasance. Any such compromise of our data security and access to, integrity, availability of, or public disclosure or loss of, confidential business or proprietary information could disrupt our operations, damage our reputation, provide our competitors with valuable information and subject us to additional costs which could adversely affect our business and reputation. We have set out in our 2025 10-K our obligations relating to cybersecurity under certain laws and potential liabilities and risks arising from any infringements under these laws. We may also be subject to additional industry-specific privacy, cybersecurity, data protection, operational and information systems resilience, and artificial intelligence-related laws in the applicable jurisdictions which may subject us to additional similar risks and impacts.

Issues in the development and use of AI may result in reputational harm and increased liability exposure.

We have engaged a third-party firm to assist the Company with the development and deployment of an AI tool, ADMAlytics, to improve efficiencies across our supply chain, production, and commercial operations. This tool has been used to assist with activities including plasma pool composition and identifying other manufacturing efficiencies to streamline certain operational processes. While we have successfully implemented ADMAlytics in certain aspects of our commercial manufacturing and expanded its use throughout fiscal year 2025 and into 2026, the development, implementation, and ongoing use of AI technologies involve inherent risks. While ADMA has not experienced any issues to date, these risks include potential data inaccuracies, flawed assumptions, system errors, cybersecurity vulnerabilities, unintended outcomes, and difficulties in integrating AI-driven insights into complex and highly regulated manufacturing and operational environments. If ADMAlytics fails to perform as intended or produces unreliable or biased outputs, our reputation could be harmed and we could be subject to legal exposure, which could adversely affect our business, results of operations, and financial condition.

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

The laws governing our conduct in the United States are enforceable on the federal, state and local levels by criminal, civil and administrative sanctions. Violations of laws such as the Federal Food, Drug and Cosmetic Act (the “FDCA”), the Social Security Act (including the Anti-Kickback Statute), the Public Health Service Act, the civil and criminal federal False Claims Act, the civil monetary penalty statute, requirements regarding the reporting and repayment of overpayments, other fraud and abuse laws and any regulations promulgated under the authority of the preceding, may result in significant criminal and/or civil sanctions, including criminal fines, imprisonment, civil monetary penalties and damages, exclusion from participation in federal healthcare programs (including Medicare and Medicaid), suspension and debarment from government contracts, and refusal of orders under existing government contracts, pursuant to enforcement actions by DOJ, CMS, OIG and other regulatory authorities. Similarly, the violation of applicable laws, rules and regulations of states, including the State of Florida, with respect to the manufacture and marketing of our products and product candidates may result in significant criminal and/or civil sanctions, including jail sentences, fines or exclusion from participation in applicable state healthcare programs. There can be no assurance that our activities will not come under the scrutiny of federal and/or state regulators and other government authorities or that our practices will not be found to violate applicable laws, rules and regulations or prompt lawsuits by private citizen “relators” under federal or state false claims laws.

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

Index
Also, certain business practices, such as payments of consulting fees to healthcare professionals, sponsorship of educational or research grants, charitable donations, interactions with healthcare professionals who prescribe products for uses not approved by the FDA and financial support for continuing medical education programs, must be conducted within narrowly prescribed and controlled limits to avoid any possibility of wrongfully influencing healthcare professionals to prescribe or purchase particular products or as a reward for past prescribing. Under the ACA and the companion Healthcare and Education Reconciliation Act of 2010 (which together are referred to as the “Healthcare Reform Law”), payments and transfers of value by pharmaceutical manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to or at the request of covered recipients, such as, but not limited to, U.S.-licensed physicians, physician assistants, nurse practitioners, clinical nurse specialists and certified registered nurse anesthetists and U.S. teaching hospitals, must be tracked and reported to CMS, and are publicly disclosed. Such “applicable manufacturers” are also required to report certain ownership interests held by physicians and their immediate family members. A number of states have similar laws in place. Additional and stricter prohibitions could be implemented by federal and state authorities. Where such practices have been found to be improper incentives to use such products, government investigations and sanctions against manufacturers have resulted in substantial fines, penalties and damages. Many manufacturers have been required to enter into consent decrees or orders that prescribe allowable corporate conduct and/or Corporate Integrity Agreements that impose ongoing compliance requirements on a manufacturer.

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

The JPM Credit Facilities provide for total senior secured loans in an aggregate principal amount of $300.0 million, of which $198.1 million is currently outstanding as of June 30, 2026. The borrowing under the JPM Credit Facilities currently bears interest at a rate equal to approximately 6.12% per annum, which reflects the one-month term SOFR rate; provided, however, that upon, and during the continuance of, an event of default, the interest rate will automatically increase by an additional 200 basis points. We are currently required to make (i) payments of interest for our revolving facility, at quarterly, one-month or three-month intervals, depending upon the type of borrowing, during the remaining term of the JPM Credit Facilities, with all principal and unpaid interest due at maturity, and (ii) principal under our term loan facility, in accordance with and on the dates specified in the amortization schedule set forth in the JPM Credit Agreement, through the JPM Term Maturity Date. In addition, our monthly interest rate obligation under our revolving facility is subject to rising interest rates. The JPM Credit Facilities are subject to acceleration pursuant to the JPM Credit Agreement, including upon an event of default. All of our obligations under the JPM Credit Facilities are secured by a first-priority lien and security interest in substantially all of our and our subsidiaries’ tangible and intangible assets, including intellectual property, and all of the equity interests in our subsidiaries.

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

Our ability to use our NOLs may be limited.

We have incurred substantial losses during our history. As of December 31, 2025, we had federal and state NOLs of $265.6 million and $176.9 million, respectively. Federal and state NOLs of approximately $33.4 million and $62.0 million, respectively, will begin to expire at various dates beginning in 2029, if not limited by triggering events prior to such time. Under the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), changes in our ownership, in certain circumstances, will limit the amount of federal NOLs that can be utilized annually in the future to offset taxable income. In particular, Section 382 of the Code ("Section 382") imposes limitations on a company’s ability to use NOLs upon certain changes in such ownership. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. The acquisition transaction that we completed in June 2017 resulted in a change in ownership of the Company under Section 382 and, as a result, we were required to write off $57.6 million of federal NOLs. In October 2021, we completed a public offering of our common stock whereby we issued 57,500,000 shares of our common stock resulting in another change of ownership for ADMA under section 382 of the Code, resulting in an additional write-off of $3.0 million of federal NOLs, $28.1 million of state NOLs and $1.0 million of research and development credits. Although we did not experience any ownership changes for the years ended December 31, 2025, 2024 and 2023, we may experience ownership changes in the future as a result of subsequent changes in our stock ownership that we cannot predict or control that could result in further limitations being placed on our ability to utilize our federal NOLs.

Fluctuations in our tax obligations and effective tax rate and realization of our net deferred tax assets may result in volatility of our operating results and materially impact our financial condition or financial results.

We are subject to taxes by the U.S. federal, state, and local tax authorities. We record income tax expense based on our estimates of future payments, which may include the recording of, or adjustments to, liabilities for uncertain tax positions, and the determination of a need for a valuation allowance related to our net deferred tax assets. In addition, at any one time, multiple tax years may be subject to audit by various tax authorities. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues and impact our results of operations. For fiscal year 2026 and beyond, there could be ongoing variability in our effective tax rate as events occur and exposures are evaluated. The volatility of our future effective tax rate could be materially impacted by a number of factors, including:

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

●
change in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations; and

●
publications of negative or speculative reports by short sellers.

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

               As of July 31, 2026, most of our 223,984,680 outstanding shares of common stock, were available for sale in the public market, subject to certain restrictions with respect to sales of our common stock by our affiliates, either pursuant to Rule 144 under the Securities Act, or under effective registration statements. Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, could cause the market price of our common stock to decline or adversely affect demand for our common stock.

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

As of June 30, 2026, BlackRock, Inc., State Street Corporation, Invesco Ltd., Vanguard Capital Management LLC and our directors and executive officers and their affiliates owned approximately 30% of the outstanding shares of our common stock. Provisions of our Certificate of Incorporation, our Bylaws and Delaware law may have the effect of deterring unsolicited takeovers or delaying or preventing a change in control of our Company or changes in our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. These provisions include:

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

Index
Provisions in our charter documents could prevent or delay stockholders’ attempts to takeover our company.

Our Board is authorized to issue “blank check” preferred stock, with designations, rights and preferences as they may determine. Accordingly, our Board may in the future, without stockholder approval, issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock. This type of preferred stock could also be issued to discourage, delay, or prevent a change in our control. The ability to issue “blank check” preferred stock is a traditional anti-takeover measure. This provision in our charter documents makes it difficult for a majority stockholder to gain control of our company. Provisions like this may be beneficial to our management and our Board in a hostile tender offer and may have an adverse impact on stockholders who may want to participate in such a tender offer.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Equity Securities

In May 2025, the Board authorized a share repurchase program of up to $500.0 million of our outstanding shares of common stock (the “Repurchase Program”). The Repurchase Program does not obligate us to acquire any particular amount of our common stock, and may be modified, suspended, or terminated at any time. The Repurchase Program has no expiration date.

During the three and six months ended June 30, 2026, in addition to the shares repurchased under the ASR Agreement, we repurchased 2,723,659 and 3,055,207 shares of common stock under the Repurchase Program at a total cost of $25.1 million and $30.2 million, respectively.

Accelerated Share Repurchase Program

On March 2, 2026, we entered into the ASR Agreement with JPMorgan to repurchase $125.0 million of shares of our common stock under the Repurchase Program. During the three and six months ended June 30, 2026, we received 4,337,879 and 10,760,487 shares of common stock, respectively, pursuant to the terms of the ASR Agreement.

The table below reflects shares of common stock we repurchased during the second quarter of 2026:

For the Month Ended	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of shares that may yet be Purchased Under the Plans or Programs (2)
April 30, 2026	808,615	$10.83	808,615	$348,913,050
May 31, 2026	5,770,688	$5.60	5,770,688	$316,615,369
June 30, 2026	482,235	$7.88	482,235	$312,814,488
Total	7,061,538	$8.10	7,061,538

(1) Includes broker commissions.
(2) Shares were repurchased pursuant to our share repurchase program publicly announced on May 5, 2025. There is no expiration date for this share repurchase program. The authorization to repurchase shares will end when we have repurchased the maximum number of shares authorized, or if we have determined to terminate such program.

Item 3.
Defaults Upon Senior Securities.

None.

Item 4.
Mine Safety Disclosures.

Not applicable.

Index
Item 5.
Other Information.

Insider Trading Arrangements

Our directors and officers may from time to time enter into plans or other arrangements for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended June 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Chief Financial Officer Employment Agreement Amendment

On August 3, 2026, we entered into an amendment (the “Kohler Amendment”) to that certain Employment Agreement, dated November 25, 2025, by and between us and Paul Terence Kohler, Jr., our Chief Financial Officer and Treasurer (the “Kohler Employment Agreement”).

The Kohler Amendment amends the Kohler Employment Agreement to provide that, beginning August 1, 2026, we will provide Mr. Kohler with a monthly stipend of $10,000, net of taxes, for up to 18 months, subject to extension upon approval by our Board, to be used for temporary housing in the Boca Raton, Florida area. If Mr. Kohler relocates full-time to the Boca Raton, Florida area during such period, we will cease providing such monthly stipend and instead provide Mr. Kohler with a one-time relocation payment of $150,000, net of taxes; provided, however, that in the event Mr. Kohler voluntarily terminates employment with us or is terminated for Cause (as defined in the Kohler Employment Agreement) within 18 months following the date such relocation payment is made to Mr. Kohler, Mr. Kohler will be required to reimburse us for such relocation payment.

The Kohler Amendment also amends the severance provisions of the Kohler Employment Agreement. As amended, in the event Mr. Kohler’s employment is terminated by us without Cause or by Mr. Kohler for Good Reason (as each term is defined in the Kohler Employment Agreement), Mr. Kohler will be entitled to certain severance benefits, including 12 months of base salary payable in equal monthly installments, reimbursement of a portion of COBRA premiums for up to 12 months, any earned but unpaid target bonus for the prior performance year, and accelerated vesting of certain equity awards, subject to the terms and conditions set forth in the Kohler Amendment. In the event such termination occurs immediately preceding or within one year following a Change of Control (as defined in the Kohler Employment Agreement), Mr. Kohler will instead be entitled to 15 months of base salary plus a prorated annual target bonus, payable in a lump sum, in each case subject to the terms and conditions set forth in the Kohler Amendment. Mr. Kohler’s entitlement to the severance benefits described above is subject to his execution and non-revocation of a separation agreement and general release.

The foregoing description of the Kohler Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Kohler Amendment, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated by reference into this Item 5.

Item 6.
Exhibits.

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

3.2	Second Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 28, 2024).
10.1*	Amendment to Employment Agreement, dated as of August 3, 2026, by and between ADMA Biologics, Inc. and Paul Terence Kohler, Jr.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from ADMA Biologics, Inc.’s Form 10-Q for the quarter ended June 30, 2026, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025, (iii) Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and six months ended June 30, 2026 and 2025, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025, and (v) Notes to (Unaudited) Condensed Consolidated Financial Statements.

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

ADMA Biologics, Inc.

Date:	August 5, 2026	By:	/s/ Adam S. Grossman
			Name:	Adam S. Grossman
			Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2026	By:	/s/ Paul Terence Kohler, Jr.
			Name:	Paul Terence Kohler, Jr.
			Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)