Form 10-Q
period 2026-09-30
ADMA BIOLOGICS, INC.
filed 2026-11-04
CIK 1368514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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

As of October 30, 2026, there were 221,854,389 shares of the issuer’s common stock outstanding.

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

●
our ability to develop, manufacture, receive regulatory approval and commercialize our potential pipeline of any new hyperimmune globulins, including SG-001, and the timing of such activities;

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

●
intended uses and benefits of the real estate acquired in Boca Raton, Florida in July 2025;

●
our senior credit facility;

Index
●
repurchases of shares of our common stock under our Board-approved share repurchase program;

●
expected financial and operational benefits of the first quarter 2026 divestiture of three of our plasma collection centers;

●
our beliefs, plans and expectations regarding pending or threatened litigation and other legal proceedings;

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

These statements may be found under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 (this “Form 10-Q”). Our actual results could differ materially from those contained in the forward-looking statements due to the factors described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and in this Form 10-Q. Any forward-looking statement included in this Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions related to our operations, industry and future growth. These forward-looking statements speak only as of the dates such statements are made, and we undertake no obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations or any changes in events, conditions or circumstances on which any such statement is based, except as required by law.

Index
PART I
FINANCIAL INFORMATION

Item 1.
Financial Statements.

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$124,555	$87,630
Accounts receivable, net	169,223	158,429
Inventories, net	266,115	206,465
Prepaid expenses and other current assets	15,969	7,458
Assets held for sale	-	6,530
Total current assets	575,862	466,512
Property and equipment, net	66,761	65,057
Intangible assets, net	581	632
Goodwill	3,530	3,530
Deferred tax assets, net	70,693	73,261
Right-of-use assets	5,881	6,650
Deposits and other assets	9,177	8,600
TOTAL ASSETS	$732,485	$624,242

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$35,660	$22,519
Accrued expenses and other current liabilities	54,217	40,466
Current portion of long-term debt	4,219	2,813
Current portion of lease obligations	1,180	1,096
Liabilities held for sale	-	2,647
Total current liabilities	95,276	69,541
Long-term debt	191,638	69,330
Deferred revenue, net of current portion	1,297	1,405
Lease obligations, net of current portion	5,767	6,646
TOTAL LIABILITIES	293,978	146,922

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock - voting, $0.0001 par value, 300,000,000 shares authorized, September 30, 2026: 241,251,158 issued and 222,793,831 outstanding; December 31, 2025: 239,793,566 issued and 237,874,496 outstanding	24	24
Treasury stock, at cost, 18,457,327 and 1,919,070 shares as of September 30, 2026 and December 31, 2025, respectively	(213,736)	(32,090)
Additional paid-in capital	680,838	671,039
Accumulated deficit	(28,619)	(161,653)
TOTAL STOCKHOLDERS' EQUITY	438,507	477,320
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$732,485	$624,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(In thousands, except share and per share data)
REVENUES	$141,102	$134,224	$379,990	$371,010
Cost of product revenue	41,185	58,598	113,046	167,061
Gross profit	99,917	75,626	266,944	203,949

OPERATING EXPENSES:
Research and development	4,490	1,528	13,101	3,386
Plasma center operating expenses	1,055	1,272	3,143	3,710
Amortization of intangible assets	60	38	170	93
Gain on sale of plasma centers	-	-	(7,980)	-
Selling, general and administrative	26,555	21,776	80,034	68,068
Total operating expenses	32,160	24,614	88,468	75,257

INCOME FROM OPERATIONS	67,757	51,012	178,476	128,692

OTHER INCOME (EXPENSE):
Interest and other income	1,298	376	3,629	1,384
Interest expense	(3,432)	(1,675)	(8,956)	(5,484)
Loss on extinguishment of debt	-	(2,177)	-	(3,336)
Other expense	(19)	(21)	(180)	(195)
Other income (expense), net	(2,153)	(3,497)	(5,507)	(7,631)

INCOME BEFORE INCOME TAXES	65,604	47,515	172,969	121,061

Provision for income taxes	15,720	11,087	39,935	23,510

NET INCOME	$49,884	$36,428	$133,034	$97,551

BASIC EARNINGS PER COMMON SHARE	$0.22	$0.15	$0.58	$0.41
DILUTED EARNINGS PER COMMON SHARE	$0.22	$0.15	$0.57	$0.40

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	223,695,193	238,602,978	229,291,798	238,408,042
Diluted	225,820,678	244,664,263	232,105,293	245,491,334

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share data)

For the Three and Nine Months Ended September 30, 2026
			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at December 31, 2025	239,793,566	$24	$671,039	$(161,653)	(1,919,070)	$(32,090)	$477,320
Stock-based compensation	-	-	6,329	-	-	-	6,329
Vesting of Restricted Stock Units, net of shares withheld for taxes	979,735	-	(8,362)	-	-	-	(8,362)
Exercise of stock options	188,902	-	588	-	-	-	588
Acquisition of treasury stock	-	-	(19,798)	-	(6,754,156)	(111,080)	(130,878)
Net income	-	-	-	45,328	-	-	45,328
Balance at March 31, 2026	240,962,203	24	649,796	(116,325)	(8,673,226)	(143,170)	390,325
Stock-based compensation	-	-	6,135	-	-	-	6,135
Vesting of Restricted Stock Units, net of shares withheld for taxes	111,079	-	(625)	-	-	-	(625)
Exercise of stock options	16,710	-	35	-	-	-	35
Acquisition of treasury stock	-	-	19,798	-	(7,061,538)	(45,282)	(25,484)
Net income	-	-	-	37,822	-	-	37,822
Balance at June 30, 2026	241,089,992	24	675,139	(78,503)	(15,734,764)	(188,452)	408,208
Stock-based compensation	-	-	6,203	-	-	-	6,203
Vesting of Restricted Stock Units, net of shares withheld for taxes	158,285	-	(512)	-	-	-	(512)
Exercise of stock options	2,881	-	8	-	-	-	8
Acquisition of treasury stock	-	-	-	-	(2,722,563)	(25,284)	(25,284)
Net income	-	-	-	49,884	-	-	49,884
Balance at September 30, 2026	241,251,158	$24	$680,838	$(28,619)	(18,457,327)	$(213,736)	$438,507

For the Three and Nine Months Ended September 30, 2025
			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at December 31, 2024	236,620,545	$24	$657,577	$(308,583)	-	$-	$349,018
Stock-based compensation	-	-	4,624	-	-	-	4,624
Cashless exercise of warrants	866,302	-	-	-	-	-	-
Vesting of Restricted Stock Units, net of shares withheld for taxes	1,016,005	-	(7,228)	-	-	-	(7,228)
Exercise of stock options	29,400	-	101	-	-	-	101
Net income	-	-	-	26,904	-	-	26,904
Balance at March 31, 2025	238,532,252	24	655,074	(281,679)	-	-	373,419
Stock-based compensation	-	-	4,963	-	-	-	4,963
Vesting of Restricted Stock Units, net of shares withheld for taxes	105,543	-	(1,192)	-	-	-	(1,192)
Exercise of stock options	745,750	-	2,064	-	-	-	2,064
Acquisition of treasury stock	-	-	-	-	(816,237)	(15,148)	(15,148)
Net income	-	-	-	34,219	-	-	34,219
Balance at June 30, 2025	239,383,545	24	660,909	(247,460)	(816,237)	(15,148)	398,325
Stock-based compensation	-	-	5,047	-	-	-	5,047
Vesting of Restricted Stock Units, net of shares withheld for taxes	161,304	-	(963)	-	-	-	(963)
Exercise of stock options	116,192	-	389	-	-	-	389
Acquisition of treasury stock	-	-	-	-	(512,411)	(8,040)	(8,040)
Net income	-	-	-	36,428	-	-	36,428
Balance at September 30, 2025	239,661,041	$24	$665,382	$(211,032)	(1,328,648)	$(23,188)	$431,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$133,034	$97,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,409	6,050
Gain on sale of plasma centers	(7,980)	-
Loss on disposal of fixed assets	42	-
Deferred income tax provision	2,569	9,848
Stock-based compensation	18,667	14,634
Amortization of debt discount	589	520
Loss on extinguishment of debt	-	3,336
Amortization of license revenue	(107)	(107)
Changes in operating assets and liabilities:
Accounts receivable, net	(10,794)	(87,674)
Inventories	(59,650)	(26,432)
Prepaid expenses and other current assets	(2,514)	(978)
Deposits and other assets	192	(261)
Accounts payable	12,958	4,533
Accrued expenses	13,675	(5,427)
Other current and non-current liabilities	(934)	(836)
Net cash provided by operating activities	105,156	14,757

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,801)	(21,491)
Acquisition of intangible assets	(119)	(124)
Proceeds on the sales of assets held for sale	5,000	-
Net cash used in investing activities	(1,920)	(21,615)

CASH FLOWS FROM FINANCING ACTIVITIES:
Ares term loan payments	-	(32,500)
Ares revolving facility payments	-	(72,500)
Ares revolving facility proceeds	-	30,000
JPM term loan payments	(1,875)	(469)
JPM revolving facility proceeds	125,000	75,000
Prepayment penalties on repayment of debt	-	(1,031)
Taxes paid on vested restricted stock units	(9,769)	(9,383)
Debt issuance costs	-	(2,224)
Net proceeds from the exercise of stock options	633	2,554
Payment of end of term fee	-	(1,313)
Acquisition of treasury stock	(180,300)	(23,038)
Net cash used in financing activities	(66,311)	(34,904)

Net increase (decrease) in cash and cash equivalents	36,925	(41,762)
Cash and cash equivalents - beginning of period	87,630	103,147
Cash and cash equivalents - end of period	$124,555	$61,385

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

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the three and nine months ended September 30, 2026 and 2025, comprehensive income was equal to the net income amounts presented for the respective periods in the accompanying condensed consolidated statements of operations. Results for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Accounts Receivable

Accounts receivable is reported at realizable value, net of credit losses and allowances for customer credits, such as chargebacks, which totaled $2.7 million and $0.3 million at September 30, 2026 and December 31, 2025, respectively. The Company extends credit to its customers based upon an evaluation of each customer’s financial condition and credit history. Evaluations of the financial condition, payment history and associated credit risk of customers are performed on an ongoing basis. Based on these evaluations, the Company has concluded that its credit risk is minimal. At September 30, 2026 and December 31, 2025, two customers accounted for an aggregate of approximately 84% and 87%, respectively, of the Company’s total accounts receivable.

Inventories

Raw materials inventory consists of normal source plasma and respiratory syncytial virus (“RSV”) high-titer plasma collected at the Company’s plasma collection facilities or purchased from third parties, along with various materials purchased from suppliers, used in the production of the Company’s products. Work-in-process and finished goods inventories (see Note 3) reflect the cost of raw materials as well as costs for direct and indirect labor, primarily salaries, wages and benefits for applicable employees, as well as an allocation of overhead costs related to the Boca Facility including utilities, property taxes, general repairs and maintenance, consumable supplies and depreciation.

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired by the Company. Goodwill at September 30, 2026 and December 31, 2025 was $3.5 million, all of which is attributable to its ADMA BioManufacturing business segment.

The Company did not record any impairment charges related to goodwill for the three and nine months ended September 30, 2026 and 2025.

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

For the three and nine months ended September 30, 2026, three customers represented an aggregate of approximately 86% and 81%, respectively, of the Company’s consolidated revenues. For the three and nine months ended September 30, 2025, three customers represented an aggregate of approximately 78% and 79%, respectively, of the Company’s consolidated revenues.

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

Earnings Per Common Share

For the three and nine months ended September 30, 2026 and 2025, basic and diluted earnings per share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income available to common stockholders ($000's) (numerator)	$49,884	$36,428	$133,034	$97,551
Weighted-average number of common shares (denominator)	223,695,193	238,602,978	229,291,798	238,408,042
Basic earnings per common share	$0.22	$0.15	$0.58	$0.41

Weighted-average number of common shares	223,695,193	238,602,978	229,291,798	238,408,042
Potential shares of common stock arising from outstanding stock options	2,125,485	3,165,210	2,461,623	3,810,380
Potential shares of common stock arising from outstanding warrants	-	-	-	18,936
Potential shares of common stock arising from outstanding RSUs	-	2,896,075	351,872	3,253,976
Total shares - diluted (denominator)	225,820,678	244,664,263	232,105,293	245,491,334
Diluted earnings per common share	$0.22	$0.15	$0.57	$0.40

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three and nine months ended September 30, 2026 and 2025, the following awards were excluded from the computation of diluted net income per common share because of their anti-dilutive effects:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Options	1,487,689	-	1,487,689	-
RSUs	428,728	-	428,728	-
Total	1,916,417	-	1,916,417	-

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

3.
INVENTORIES

The following table provides the components of inventories:

	September 30, 2026	December 31, 2025
(In thousands)
Raw materials	$102,335	$96,612
Work-in-process	75,997	57,798
Finished goods	87,783	52,055
Total inventories, net	$266,115	$206,465

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

4.
PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation are summarized as follows:

	September 30, 2026	December 31, 2025
(In thousands)
Manufacturing and laboratory equipment	$30,567	$28,119
Office equipment and computer software	6,307	6,307
Furniture and fixtures	5,636	5,614
Construction in process	11,365	8,457
Leasehold improvements	15,063	14,983
Land	13,039	13,039
Buildings and building improvements	28,230	26,886
	110,207	103,405
Less: Accumulated depreciation	(43,446)	(38,348)
Total property and equipment, net	$66,761	$65,057

The Company recorded depreciation expense on property and equipment for the three and nine months ended September 30, 2026 of $1.7 million and $5.2 million, respectively, and $2.0 million and $6.0 million for the three and nine months ended September 30, 2025, respectively.

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

Index

ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.
ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at September 30, 2026 and December 31, 2025 are as follows:

	September 30, 2026	December 31, 2025
(In thousands)
Accrued rebates	$8,189	$5,758
Accrued distribution fees	16,854	14,808
Accrued incentives	4,964	6,005
Accrued interest	123	172
Accrued testing	349	130
Accrued payroll and other compensation	2,785	809
Accrued income taxes	15,596	8,616
Other	5,357	4,168
Total accrued expenses and other current liabilities	$54,217	$40,466

7.
DEBT

A summary of outstanding senior notes payable is as follows:

	September 30, 2026	December 31, 2025
(In thousands)
JPM revolving credit facility	$125,000	$-
JPM term loan	72,188	74,063
Less: Debt discount and issuance costs	(1,331)	(1,920)
Total debt	195,857	72,143
Less: current portion of long-term debt	(4,219)	(2,813)
Long-term debt	$191,638	$69,330

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

Interest on borrowings under the JPM Credit Facilities accrues at an applicable rate equal to (i) an alternate base rate plus an applicable spread (each such borrowing, an “ABR Borrowing”) or (ii) Term Secured Overnight Financing Rate (“SOFR”) plus an applicable spread (each such borrowing, a “Term Benchmark Borrowing”), in each case based on the lower of the applicable rates set forth in the JPM Credit Agreement, which are based on the Company’s total leverage ratio. These applicable spreads range from 150 basis points to 200 basis points over the alternate base rate and 250 basis points to 300 basis points over Term SOFR, in each case, as determined in accordance with the provisions of the JPM Credit Agreement. The Company has agreed to pay a commitment fee at specified rates set forth in the JPM Credit Agreement, which, based on the Company’s total leverage ratio, ranges from 30 basis points to 35 basis points on the daily amount of the undrawn portion of the aggregate commitments of the lenders under the JPM Revolving Facility. At the Company’s request, each borrowing initially shall be either an ABR Borrowing or a Term Benchmark Borrowing, and the Company may thereafter elect to convert any such borrowing to a different type. During the occurrence and continuance of an Event of Default (as defined in the JPM Credit Agreement), all borrowings shall accrue interest at a rate per annum equal to 2% plus the applicable rate. As of September 30, 2026, the interest rate on the JPM Term Loan Facility and the JPM Revolving Facility was approximately 6.19%.

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

The debt maturities over the next five years are as follows (in thousands):

Fiscal year	Amount
2026	$938
2027	4,688
2028	191,562
2029	-
2030	-
Total	$197,188

As of September 30, 2026, the Company was in compliance with all of its debt covenants in the JPM Credit Agreement.

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

In addition to the shares repurchased under the ASR Agreement, during the three and nine months ended September 30, 2026, the Company repurchased 2,722,563 and 5,777,770 shares of common stock under the Repurchase Program at a total cost of $25.1 million and $55.3 million, respectively.

During the three and nine months ended September 30, 2026, the Company recognized $0.2 million and $1.3 million of excise tax liability related to share repurchases in accordance with the Inflation Reduction Act of 2022, respectively.

The following table summarizes the common stock repurchase activity under the Repurchase Program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(In thousands)
Shares repurchased	2,723	512	16,539	1,329
Total cost of shares repurchased	$25,284	$8,040	$181,646	$23,188

The repurchased shares are recorded at the repurchase cost in treasury stock in the Company’s condensed consolidated balance sheet and are available for reissuance.

Preferred Stock

The Company is currently authorized to issue up to 10 million shares of preferred stock, $0.0001 par value per share. There were no shares of preferred stock outstanding at September 30, 2026 and December 31, 2025.

Common Stock

As of September 30, 2026 and December 31, 2025, the Company was authorized to issue 300,000,000 shares of its common stock, $0.0001 par value per share, and 222,793,831 and 237,874,496 shares of common stock were outstanding as of September 30, 2026 and December 31, 2025, respectively. After giving effect to shares reserved for the issuance of awards issued under the Company’s equity incentive plans, 55,719,509 shares of common stock were available for issuance as of September 30, 2026.

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

The following assumptions were used to determine the fair value of options granted during the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Expected term	5.5 - 6.3 years	5.5 - 6.3 years
Volatility	68%	66%
Dividend yield	0.0	0.0
Risk-free interest rate	3.80 - 4.35%	4.40%

The following table summarizes information about the Company’s stock options under the Company’s equity incentive plans and related information:

	Shares	Weighted- Average Exercise Price
Options outstanding, vested and expected to vest at December 31, 2025	4,682,783	$6.13
Forfeited	(117,629)	$14.85
Expired	(175)	$2.35
Granted	831,684	$15.13
Exercised	(212,171)	$3.25
Options outstanding, vested and expected to vest at September 30, 2026	5,184,492	$7.50

Options exercisable	3,455,056	$5.16

As of September 30, 2026, the Company had $12.3 million of unrecognized compensation expense related to stock options granted under the Company’s equity incentive plans, which is expected to be recognized over a weighted-average period of 2.7 years.

Restricted Stock Units

The Company grants RSUs to certain employees and consultants of the Company and to members of its Board. The RSUs generally vest annually over a period of four years for employees and consultants, and in two installments over a period of one year for directors.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the Company’s RSU activity and related information is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Balance at December 31, 2025	5,144,503	$9.31
Granted	1,866,431	$13.75
Vested	(1,909,683)	$7.81
Forfeited	(306,713)	$11.90
Balance at September 30, 2026	4,794,538	$11.47

As of September 30, 2026, the Company had $45.2 million of unrecognized compensation expense related to unvested RSUs granted under the Company’s equity incentive plans, which is expected to be recognized over a weighted-average period of 2.6 years.

Total stock-based compensation expense for all awards granted under the Company’s equity incentive plans for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Research and development	$82	$54	$223	$145
Plasma center operating expenses	154	132	420	310
Selling, general and administrative	4,888	3,935	14,875	11,762
Cost of product revenue	1,079	926	3,149	2,417
Total stock-based compensation expense	$6,203	$5,047	$18,667	$14,634

9.
RELATED PARTY TRANSACTIONS

The Company leases an office building and equipment from Areth, LLC (“Areth”) pursuant to an agreement for services effective as of January 1, 2016, as amended from time to time, and pays monthly rent on this facility in the amount of $10,000. The Company amended the original Areth agreement to extend its term to December 31, 2026, with automatic successive one-year renewals thereafter. Either party may terminate the agreement by providing the other party with one year’s prior written notice. Rent expense for the three and nine months ended September 30, 2026 and 2025 amounted to $30,000 and $90,000, respectively. Areth is a company controlled by Dr. Jerrold B. Grossman, the Vice Chairman of the Board, and Adam S. Grossman, the Company’s President and Chief Executive Officer.

During the nine months ended September 30, 2025, the Company purchased certain specialized equipment and repair services used for the collection and processing of source plasma from GenesisBPS in the amount of approximately $34,000. GenesisBPS was owned by Dr. Grossman and Adam Grossman until September 30, 2025.

10.
COMMITMENTS AND CONTINGENCIES

General Legal Matters

From time to time the Company is or may become subject to certain legal proceedings and claims arising in connection with the normal course of its business. Management does not expect that the outcome of any such claims or actions will have a material effect on the Company’s liquidity, results of operations or financial condition.

On July 10, 2026, plaintiff Lisa Mazzarino filed a putative securities class action lawsuit, Mazzarino v. ADMA Biologics, Inc. et al., Case No. 2:26-cv-06918 (D.N.J.), against the Company, Adam Grossman, the Company’s director, President and Chief Executive Officer, Jerrold Grossman, the Company’s Vice Chairman of the Board, and Brad Tade, the Company’s former Chief Financial Officer and Treasurer, in the United States District Court for the District of New Jersey (the “Securities Class Action”). The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. The action seeks monetary damages in an unspecified amount. On October 16, 2026, the Court appointed Seafarers Health and Benefits Plan and Seafarers Vacation Plan as the lead plaintiff and further ordered all securities class actions arising out of the same or substantially similar subject matter to be consolidated into the Securities Class Action. The parties plan to present a proposed schedule to the Court for an amended complaint and the defendants’ anticipated motion to dismiss. The litigation remains at a preliminary stage. The Company believes that the claims asserted in the lawsuit are without merit and intends to vigorously defend against the action.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three stockholder derivative actions alleging substantially the same facts as the Securities Class Action have been filed to date: (1) Zunya v. Elms, et al., Case No. 2:26-cv-10811-ES-AME (D.N.J.) (the “Zunya Action”), filed on August 24, 2026; (2) Parris v. Elms, et al., Case No. 2:26-cv-11014-ES-AME (D.N.J.) (the “Parris Action”), filed on August 26, 2026; and (3) ES Trust v. Grossman, et al., Case No. 2:26-cv-11361-ES-AME (D.N.J.) (the “ES Trust Action,” and, collectively with the Zunya Action and Parris Action, the “Derivative Actions”), filed on September 2, 2026. The Derivative Actions were filed in the United States District Court for the District of New Jersey. The plaintiffs in the Derivative Actions purport to assert claims on the Company’s behalf against certain of the Company’s current and former executives and members of the Board for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, corporate waste, unjust enrichment, and violations of the Exchange Act. The Derivative Actions seek unspecified monetary and punitive damages, disgorgement of profits from the named defendants, an award of costs and expenses, including reasonable attorneys’ fees, and corporate governance reforms. On September 21, 2026, the Court consolidated the Derivative Actions with the new caption In re Adma Biologics, Inc. Stockholder Derivative Litigation, Lead Case No. 2:26-cv-10811-ES-AME. The Company intends to move for a stay of the Derivative Actions pending resolution of the Securities Class Action.

At this time, the Company is unable to predict the outcome of the litigation or reasonably estimate the amount or range of any potential loss, if any, that may result from the matters. Accordingly, no accrual has been recorded in the accompanying condensed consolidated financial statements with respect to these litigation matters.

The Company also received three demands to inspect books and records pursuant to Section 220 of the Delaware General Corporation Law seeking documents related to the facts alleged in the Securities Class Action (the “Section 220 Demands”). The Company has responded to each of the Section 220 Demands and continues to discuss those responses with the requesting stockholders. The stockholders who served the Section 220 Demands may file additional Derivative Actions.

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

In June 2017, the Company entered into a Plasma Supply Agreement with its former contract manufacturer (the “Plasma Supply Agreement”), pursuant to which the counterparty supplies, on an exclusive basis subject to certain exceptions, to ADMA BioManufacturing an annual minimum volume of hyperimmune plasma that contain antibodies to the Hepatitis B virus for the manufacture of Nabi-HB. The Plasma Supply Agreement has a 10-year term. In July 2018, the Plasma Supply Agreement was amended to provide, among other things, that in the event the counterparty elects not to supply in excess of ADMA BioManufacturing’s specified amount of Hepatitis B plasma and ADMA BioManufacturing is unable to secure Hepatitis B plasma from a third party at a price that is within a low double-digit percentage of the price that ADMA BioManufacturing pays to the counterparty, then the counterparty shall reimburse ADMA BioManufacturing for the difference in price ADMA BioManufacturing incurs. In December 2018, the Company’s former contract manufacturer assigned its rights and obligations under the Plasma Supply Agreement to Grifols, effective January 2019.

Other Commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of September 30, 2026. The Company does not anticipate recognizing any significant losses relating to these arrangements.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.
SEGMENTS

The Company is engaged in the manufacture, marketing and development of specialty plasma-derived biologics. The Company’s ADMA BioManufacturing operating segment reflects the Company’s immunoglobulin manufacturing, commercial and development operations in Boca Raton, Florida. The Plasma Collection Centers operating segment consisted of seven plasma collection facilities as of September 30, 2026 and ten plasma collection facilities as of December 31, 2025, all located throughout the United States. All facilities were operational, collecting plasma and holding FDA licenses as of each respective period. The Company defines its operating segments as those business units whose operating results are regularly reviewed by the chief operating decision maker (“CODM”) to analyze performance and allocate resources. The Corporate information included in the reconciliations below generally consists of certain unallocated general and administrative overhead expenses and interest expense on the Company’s senior debt (see Note 7). The Company’s CODM is its President and Chief Executive Officer. For the Company’s two operating segments, the CODM uses income before taxes as the measure of segment profit to determine the allocation of resources for each segment. Transactions between the two operating segments consist solely of the transfer of raw material plasma inventory at cost from the Plasma Collection Centers segment to the ADMA BioManufacturing segment with no markup or intercompany profit. Income tax benefit/expense is recorded in the Corporate entity and is not allocated to the operating segments. Summarized financial information concerning reportable segments is shown in the following tables:

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended September 30, 2026
(in thousands)	ADMA BioManufacturing	Plasma Collection Centers	Total
Revenues	$141,041	$25	$141,066

Cost of product revenue	41,072	113	41,185

Research and development	4,490	-	4,490

Plasma center operating expenses	-	1,055	1,055

Selling, marketing and distribution	7,529	-	7,529

Depreciation and amortization expense	1,328	462	1,790

General and administrative expense	8,398	-	8,398

Other income (expense), net	(24)	150	126

Income (loss) before taxes	79,468	(993)	78,475

Expenditures for additions to long-lived assets	2,047	(45)	2,002
Total assets	513,121	22,327	535,448

Reconciliation of revenues:
Segment revenue			$141,066
License revenue			36
Consolidated revenues			$141,102

Reconciliation of selling, general and administrative expense:
Segment selling, marketing and distribution expense			$7,529
Segment general and administrative expense			8,398
Corporate general and administrative expense (a)			10,628
Consolidated selling, general and administrative expense			$26,555

Reconciliation of income (loss) before taxes:
Segment income before taxes			$78,475
License revenue			36
Unallocated interest expense, primarily related to interest on senior debt (see Note 7)			(3,427)
Unallocated interest income			1,148
Corporate general and administrative expense (a)			(10,628)
Consolidated income before taxes			$65,604

Reconciliation of total assets:
Total segment assets			$535,448
Corporate (b)			197,037
Consolidated total assets			$732,485

(a) - Primarily includes compensation expense, including stock-based compensation expense, for certain executive officers and consultants, insurance, legal and investor relations expenses and accounting and tax fees that are not allocated to the Company's operating segments.

(b) - Primarily consists of cash and deferred tax assets.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Nine Months Ended September 30, 2026
(in thousands)	ADMA BioManufacturing	Plasma Collection Centers	Total
Revenues	$378,419	$1,464	$379,883

Cost of product revenue	111,586	1,460	113,046

Research and development	13,101	-	13,101

Plasma center operating expenses	-	3,143	3,143

Gain on sale of plasma centers	-	(7,980)	(7,980)

Selling, marketing and distribution	22,359	-	22,359

Depreciation and amortization expense	3,883	1,526	5,409

General and administrative expense	25,196	-	25,196

Other income (expense), net	(231)	368	137

Income (loss) before taxes	205,776	5,209	210,985

Expenditures for additions to long-lived assets	6,819	(18)	6,801
Total assets	513,121	22,327	535,448

Reconciliation of revenues:
Segment revenue			$379,883
License revenue			107
Consolidated revenues			$379,990

Reconciliation of selling, general and administrative expense:
Segment selling, marketing and distribution expense			$22,359
Segment general and administrative expense			25,196
Corporate general and administrative expense (a)			32,479
Consolidated selling, general and administrative expense			$80,034

Reconciliation of income (loss) before taxes:
Segment income before taxes			$210,985
License revenue			107
Unallocated interest expense, primarily related to interest on senior debt (see Note 7)			(8,947)
Unallocated interest income			3,303
Corporate general and administrative expense (a)			(32,479)
Consolidated income before taxes			$172,969

Reconciliation of total assets:
Total segment assets			$535,448
Corporate (b)			197,037
Consolidated total assets			$732,485

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

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net revenues according to geographic area, based on the location of where the product is shipped, were as follows:

	Three Months Ended September 30, 2026
(in thousands)	ADMA BioManufacturing	Plasma Centers	Total Segment Revenue	License Revenue	Consolidated Revenue
United States	$140,766	$25	$140,791	$36	$140,827
International	275	-	275	-	275
Total revenues	$141,041	$25	$141,066	$36	$141,102

	Nine Months Ended September 30, 2026
(in thousands)	ADMA BioManufacturing	Plasma Centers	Total Segment Revenue	License Revenue	Consolidated Revenue
United States	$377,382	$81	$377,463	$107	$377,570
International	1,037	1,383	2,420	-	2,420
Total revenues	$378,419	$1,464	$379,883	$107	$379,990

	Three Months Ended September 30, 2025
(in thousands)	ADMA BioManufacturing	Plasma Centers	Total Segment Revenue	License Revenue	Consolidated Revenue
United States	$133,942	$-	$133,942	$36	$133,978
International	246	-	246	-	246
Total revenues	$134,188	$-	$134,188	$36	$134,224

	Nine Months Ended September 30, 2025
(in thousands)	ADMA BioManufacturing	Plasma Centers	Total Segment Revenue	License Revenue	Consolidated Revenue
United States	$366,499	$85	$366,584	$108	$366,692
International	3,353	965	4,318	-	4,318
Total revenues	$369,852	$1,050	$370,902	$108	$371,010

Net revenues, disaggregated by product, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(in thousands)
ASCENIV	$124,742	$95,410	$325,149	$255,063
BIVIGAM	15,390	23,763	50,231	94,984
Intermediates and other (1)	909	15,015	3,039	19,805
ADMA BioManufacturing	141,041	134,188	378,419	369,852

Plasma Collection Centers	25	-	1,464	1,050
License revenue	36	36	107	108
Total	$141,102	$134,224	$379,990	$371,010

 (1) Due to Nabi-HB historically representing less than 10% of the Company’s revenue within the ADMA BioManufacturing segment, it has been included under intermediates and other.

Index
ADMA BIOLOGICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.
LEASE OBLIGATIONS

Aggregate lease expense for the Company’s leases for the three months ended September 30, 2026 and 2025 was approximately $0.5 million and $0.6 million, respectively, and aggregate lease expense for the nine months ended September 30, 2026 and 2025 was approximately $1.4 million and $1.8 million, respectively. Cash paid for the Company’s leases for the three months ended September 30, 2026 and 2025 was approximately $0.5 million and $0.6 million, respectively, and cash paid for the nine months ended September 30, 2026 and 2025 was approximately $1.5 million and $1.9 million, respectively.

The Company has aggregate lease liabilities of $6.9 million and $7.7 million as of September 30, 2026 and December 31, 2025, respectively, which are comprised primarily of the leases for the Company’s plasma collection centers. As of September 30, 2026, the Company’s operating leases have a weighted-average remaining term of 5.0 years. Scheduled payments under the Company’s lease obligations are as follows (in thousands):

2026	$510
2027	1,947
2028	1,972
2029	1,896
2030	1,561
2031	1,008
Thereafter	445
Total payments	9,339
Less: imputed interest	(2,392)
Current portion	(1,180)
Balance at September 30, 2026	$5,767

13.
INCOME TAXES

The Company uses the estimated annual effective tax rate approach as prescribed by ASC 740-270, Interim Reporting, to calculate its interim provision for income taxes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(in thousands, except percentages)
Provision for income taxes	$15,720	$11,087	$39,935	$23,510
Effective tax rate	24.0%	23.3%	23.1%	19.4%

The effective tax rate for the three and nine months ended September 30, 2026 differed from the federal statutory rate primarily due to the effect of state income taxes and the gain on sale of the plasma centers, offset by the excess tax benefits on stock-based compensation. The effective tax rate for the three and nine months ended September 30, 2025 differed from the federal statutory tax rate primarily due to the excess tax benefits on stock-based compensation.

14.
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information for the nine months ended September 30, 2026 and 2025 is as follows:

	Nine Months Ended September 30,
	2026	2025
(In thousands)
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$8,370	$7,717
Cash paid for income taxes	$30,535	$14,345
Noncash Financing and Investing Activities:
Equipment acquired reflected in accounts payable and accrued liabilities	$1,061	$7
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$-	$1,825
Non-cash proceeds from the sale of assets previously held for sale	$6,000	$-

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

We are also developing a pipeline of plasma-derived therapeutics, including a product related to our issued U.S. Patent Nos. 10,259,865, 11,084,870, 11,897,943 and 12,612,450 pertaining to methods of treatment and prevention of S. pneumoniae infection using an immunoglobulin manufactured to contain standardized antibodies to S. pneumoniae serotypes. We have successfully completed production of a pilot-scale batch and are conducting animal studies for our S. pneumoniae hyperimmune globulin program, SG-001. During the third quarter of 2026, we submitted a pre-Investigational New Drug (“IND”) package to the FDA. In October 2026, we received constructive feedback from the FDA on our pre-IND meeting package regarding the proposed clinical development strategy, including key elements of the planned clinical study. The FDA also indicated that our proposed assay would be acceptable for product testing, subject to appropriate validation.  Based on the FDA’s feedback, we intend to incorporate the FDA’s recommendations into the final clinical protocol and advance preparations for an IND submission. We believe the preclinical findings and recently received FDA feedback on our pre-IND meeting package support continued development of SG-001.

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

Beginning in the second half of 2025 and continuing in 2026, new FDA-approved non-ADMA IVIG products, and other pharmaceutical products which compete with certain IVIG product uses entered the market with aggressive pricing tactics, including extended payment terms, rebates and discounts. This has led to increases in raw material plasma supply and finished goods inventory across the distribution network. This created competitive intensity and distribution recalibration across the industry which has impacted our results for the first three quarters of 2026, mainly as it relates to BIVIGAM, but broadly across the IVIG complex. If this trend of competitive pricing tactics continues, future results and market adoption for our products may be adversely impacted.

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

ASCENIV is approved for the treatment of PIDD or PI, a class of inherited genetic disorders that causes a deficient or absent immune system in adults and children ages two and above. Our pivotal Phase III clinical trial in 59 PIDD patients met the primary endpoint of no Serious Bacterial Infections reported during 12 months of treatment. Secondary efficacy endpoints further demonstrated the benefits of ASCENIV in the low incidence of infection, therapeutic antibiotic use, reduced days missed from work, school and daycare and reduced unscheduled medical visits and hospitalizations. We believe this clinical data together with the FDA approval of ASCENIV for the treatment of PIDD better positions ADMA to potentially further evaluate ASCENIV in immune-compromised patients infected with or at-risk for RSV infection or potentially other respiratory viral pathogens at an appropriate time. In the future, we may elect to work with the FDA and the immunology and infectious disease community to design an appropriate clinical trial to evaluate the use of ASCENIV in this patient population. Following FDA approval in April 2019, commercial sales of ASCENIV commenced in October 2019 and in 2023 we commenced manufacturing ASCENIV at the 4,400 liter production scale. This expansion has improved the product’s margin profile and increased plant production capacity as fewer batches are needed to support our revenue goals. ASCENIV’s prescriber and patient base continued to expand during 2024 and 2025, which drove record end-user utilization for this product. These elevated demand trends have sustained during the first three quarters of 2026, and we currently expect that this product’s rapid growth will continue in the fourth quarter of 2026 and beyond.

In May 2026, we announced that the FDA approved the expansion of ASCENIV’s label in the United States to include the pediatric setting for those two years of age and older.

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

Index
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

In December 2023, we announced that the FDA approved the expansion of BIVIGAM’s label in the United States to include the pediatric setting for those two years of age and older.

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

Index
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

The following table presents a summary of the changes in our results of operations for the three months ended September 30, 2026, compared to the three months ended September 30, 2025:

	Three Months Ended September 30,
(in thousands)	2026	2025	Increase (Decrease)
Revenues	$141,102	$134,224	$6,878
Cost of product revenue	41,185	58,598	(17,413)
Gross profit	99,917	75,626	24,291
Research and development expenses	4,490	1,528	2,962
Plasma center operating expenses	1,055	1,272	(217)
Amortization of intangibles	60	38	22
Selling, general and administrative expenses	26,555	21,776	4,779
Income from operations	67,757	51,012	16,745
Interest and other income	1,298	376	922
Interest expense	(3,432)	(1,675)	(1,757)
Loss on extinguishment of debt	-	(2,177)	2,177
Other expense, net	(19)	(21)	2
Income before taxes	65,604	47,515	18,089
Provision for income taxes	15,720	11,087	4,633
Net income	$49,884	$36,428	$13,456

Adjusted EBITDA*	$77,279	$58,740	$18,539
Adjusted Net Income*	$51,062	$38,906	$12,156

* - See Non-GAAP Financial Measures appearing at the end of this discussion

Revenues

We recorded total revenues of $141.1 million for the three months ended September 30, 2026, as compared to $134.2 million for the three months ended September 30, 2025, an increase of $6.9 million, or approximately 5.1%. Revenues by product for the three months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,
	2026	2025	Increase/ (Decrease)	Increase/ (Decrease) %
(in thousands)
ASCENIV	$124,742	$95,410	$29,332	30.7%
BIVIGAM	15,390	23,763	(8,373)	(35.2)%
Intermediates and other products (1)	909	15,015	(14,106)	(93.9)%
ADMA BioManufacturing	141,041	134,188	6,853	5.1%

Plasma Collection Centers	25	-	25	100.0%
License revenue	36	36	-	0.0%
Total Revenues	$141,102	$134,224	$6,878	5.1%

(1) Due to Nabi-HB historically representing less than 10% of the Company’s revenue within the ADMA BioManufacturing segment, it has been included under intermediates and other products.

Index
The increase in total revenue for the three months ended September 30, 2026 as compared to the prior-year period was primarily driven by the $29.3 million increase in ASCENIV sales, reflecting continued growth in market acceptance of the product. This increase was partially offset by the reduction of $8.4 million in BIVIGAM sales due to the market penetration of non-ADMA IVIG products and by the reduction of $14.1 million in sales of normal source plasma.

Cost of Product Revenue and Gross Profit

Cost of product revenue was $41.2 million for the three months ended September 30, 2026, as compared to $58.6 million for the three months ended September 30, 2025. This decrease is primarily attributable to the lack of normal source plasma sales and lower BIVIGAM sales volume in 2026, partially offset by higher ASCENIV sales volume.

For the three months ended September 30, 2026, we had gross profit of $99.9 million, as compared to $75.6 million for the same period of a year ago, which represented gross margin in the third quarter of 2026 of 70.8%, as compared to 56.3% in the third quarter of 2025. The improvement in gross margin is primarily driven by the favorable product mix with proportionally higher sales of ASCENIV at a higher margin, along with the margin benefits of the yield enhancement manufacturing process.

Research and Development Expenses

Research and development expenses totaled $4.5 million for the third quarter of 2026, as compared to $1.5 million for the third quarter of 2025. The increase of $3.0 million is mainly attributed to the research and development activities associated with SG-001.

Plasma Center Operating Expenses

Plasma center operating expenses, which primarily consist of compensation and benefits for plasma center management and administrative staff, decreased from $1.3 million for the three months ended September 30, 2025 to $1.1 million for the three months ended September 30, 2026, primarily due to the sale of three plasma centers in the first quarter of 2026 and lower related operating costs.

Amortization of Intangibles

Amortization expense mainly pertains to internally developed software and was less than $0.1 million for both the three months ended September 30, 2026 and 2025.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $26.6 million for the three months ended September 30, 2026, as compared to $21.8 million for the three months ended September 30, 2025. This increase of $4.8 million, or 21.9%, was primarily driven by higher employee-related costs, increased software costs and higher professional and legal fees associated with ongoing litigation and related matters.

Interest and Other Income

Interest and other income for the three months ended September 30, 2026 was $1.3 million, as compared to $0.4 million for the three months ended September 30, 2025, driven by the higher average cash balances in 2026 and refinement of our cash investment strategy.

Interest Expense

Interest expense for the three months ended September 30, 2026 was $3.4 million, as compared to $1.7 million for the three months ended September 30, 2025. This increase of $1.7 million was driven by the March 2026 borrowing under our current credit facility with JPMorgan Chase Bank, N.A. and certain other lenders party thereto (“JPMorgan”) to support the accelerated share repurchase agreement (the "ASR Agreement").

Loss on Extinguishment of Debt

Loss on extinguishment of debt recorded during the three months ended September 30, 2025 was driven by the prepayment penalties and write-off of the remaining unamortized debt issuance costs and discounts associated with our former senior secured credit facility with Ares Capital Corporation and certain affiliated credit funds (the “Ares Credit Agreement”).

Index
Other Expense

Other expense was less than $0.1 million for both the three months ended September 30, 2026 and 2025.

Income Tax Expense

The provision for income taxes of $15.7 million for the three months ended September 30, 2026 represented an effective tax rate of 24.0%, as compared to the provision of $11.1 million for the three months ended September 30, 2025, with an effective tax rate of 23.3%. The increase was primarily driven by lower year-over-year excess tax benefits on stock-based compensation.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

The following table presents a summary of the changes in our results of operations for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025:

(in thousands)	Nine Months Ended September 30,
	2026	2025	Increase (Decrease)
Revenues	$379,990	$371,010	$8,980
Cost of product revenue	113,046	167,061	(54,015)
Gross profit	266,944	203,949	62,995
Research and development expenses	13,101	3,386	9,715
Plasma center operating expenses	3,143	3,710	(567)
Amortization of intangibles	170	93	77
Gain on sale of plasma centers	(7,980)	-	(7,980)
Selling, general and administrative expenses	80,034	68,068	11,966
Income from operations	178,476	128,692	49,784
Interest and other income	3,629	1,384	2,245
Interest expense	(8,956)	(5,484)	(3,472)
Loss on extinguishment of debt	-	(3,336)	3,336
Other expense, net	(180)	(195)	15
Income before taxes	172,969	121,061	51,908
Provision for income taxes	39,935	23,510	16,425
Net income	$133,034	$97,551	$35,483

Adjusted EBITDA*	$198,778	$157,444	$41,334
Adjusted Net Income*	$130,698	$108,240	$22,458

* - See Non-GAAP Financial Measures appearing at the end of this discussion

Revenues

We recorded total revenues of $380.0 million for the nine months ended September 30, 2026, as compared to $371.0 million for the nine months ended September 30, 2025, an increase of $9.0 million, or approximately 2.4%. Revenues by product for the nine months ended September 30, 2026 and 2025 were as follows:

Index

	Nine Months Ended September 30,
	2026	2025	Increase/ (Decrease)	Increase/ (Decrease) %
(in thousands)
ASCENIV	$325,149	$255,063	$70,086	27.5%
BIVIGAM	50,231	94,984	(44,753)	(47.1)%
Intermediates and other products (1)	3,039	19,805	(16,766)	(84.7)%
ADMA BioManufacturing	378,419	369,852	8,567	2.3%

Plasma Collection Centers	1,464	1,050	414	39.4%
License revenue	107	108	(1)	(0.9)%
Total Revenues	$379,990	$371,010	$8,980	2.4%

(1) Due to Nabi-HB historically representing less than 10% of the Company’s revenue within the ADMA BioManufacturing segment, it has been included under intermediates and other products.

The increase in total revenue for the nine months ended September 30, 2026 as compared to the prior-year period was primarily driven by the $70.1 million increase in ASCENIV volume reflecting robust and continued market acceptance. This increase was offset by the $44.8 million decrease in BIVIGAM volume due to the market penetration of non-ADMA IVIG products and by the reduction of $16.8 million in sales of normal source plasma.

Cost of Product Revenue and Gross Profit

Cost of product revenue was $113.0 million for the nine months ended September 30, 2026, as compared to $167.1 million for the nine months ended September 30, 2025. This decrease is primarily attributable to the lack of normal source plasma sales and lower BIVIGAM sales volume in 2026, partially offset by higher ASCENIV sales volume.

For the nine months ended September 30, 2026, we had gross profit of $266.9 million, as compared to $203.9 million for the same period of a year ago, which represents gross margin of 70.3%, as compared to 55.0% for the same period of 2025. The improvement in gross margin is primarily driven by favorable product mix with proportionally higher sales of ASCENIV at a higher margin in 2026, along with the margin benefits of the yield enhancement manufacturing process optimizations.

Research and Development Expenses

Research and development expenses totaled $13.1 million for the nine months ended September 30, 2026, as compared to $3.4 million for the nine months ended September 30, 2025. The increase is mainly due to the ramp-up of clinical development and clinical trial activities related to SG-001.

Plasma Center Operating Expenses

Plasma center operating expenses, which primarily consist of compensation and benefits for plasma center management and administrative staff, decreased from $3.7 million for the nine months ended September 30, 2025 to $3.1 million for the nine months ended September 30, 2026. The decrease is primarily due to the sale of three plasma centers in the first quarter of 2026 and lower related operating costs.

Amortization of Intangibles

Amortization expense mainly pertains to internally developed software and was $0.2 million and $0.1 million for the nine months ended September 30, 2026 and 2025, respectively.

Gain on sale of plasma centers

Gain on sale of plasma centers was $8.0 million for the nine months ended September 30, 2026, as a result of the sale of three of our plasma centers completed during the first quarter of 2026.

Index
Selling, General and Administrative Expenses

SG&A expenses were $80.0 million for the nine months ended September 30, 2026, an increase of $11.9 million as compared to $68.1 million for the nine months ended September 30, 2025. The increase is primarily driven by the increase in personnel costs, including stock-based compensation, and an increase in professional and consulting fees associated with ongoing litigation and related matters and costs associated with strategic initiatives supporting corporate growth.

Interest and Other Income

Interest and other income for the nine months ended September 30, 2026 was $3.6 million, as compared to $1.4 million for the nine months ended September 30, 2025, driven by the higher average cash balances in 2026 and refinement of our cash investment strategy.

Interest Expense

Interest expense for the nine months ended September 30, 2026 was $9.0 million, as compared to $5.5 million for the nine months ended September 30, 2025, driven by higher average outstanding debt balances under our senior secured credit facility with JPMorgan.

Loss on Extinguishment of Debt

We recognized no loss on extinguishment of debt during the nine months ended September 30, 2026. Loss on extinguishment of debt of $3.3 million recognized during the nine months ended September 30, 2025 was driven by the early partial paydown of debt outstanding under the Ares Credit Agreement.

Other Expense

Other expense was $0.2 million for the nine months ended September 30, 2026 and 2025, respectively.

Income Tax Expense

The provision for income taxes of $39.9 million for the nine months ended September 30, 2026 represented an effective tax rate of 23.1%, as compared to the provision of $23.5 million for the nine months ended September 30, 2025, with an effective tax rate of 19.4%. The increase in expense is driven by an increase in net income and lower year-over-year excess tax benefits on stock-based compensation.

Non-GAAP Financial Measures

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), Adjusted EBITDA, Adjusted Net Income and Adjusted Basic Earnings Per Share (“EPS”)

EBITDA, Adjusted EBITDA, Adjusted net income and Adjusted Basic EPS are important non-GAAP financial measures used by our management and our board of directors (our “Board”) to assess our operating performance. We use EBITDA, Adjusted EBITDA, Adjusted net income and Adjusted Basic EPS as key performance measures because we believe that they facilitate operating performance comparisons from period to period that exclude, in the case of Adjusted net income, items that are expected to be non-recurring, and in the case of EBITDA and Adjusted EBITDA, potential differences driven by the impact of variations of non-cash items such as depreciation and amortization, as well as, in the case of Adjusted EBITDA, stock-based compensation or certain one-time and non-recurring items, and in the case of Adjusted Basic EPS, the impact of the adjustments reflected in Adjusted Net Income on basic weighted-average outstanding shares. In addition, we believe that EBITDA, Adjusted EBITDA, Adjusted net income and Adjusted Basic EPS and similar measures are widely used by investors, securities analysts, ratings agencies and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities. See below for a reconciliation of our (i) EBITDA, Adjusted EBITDA, and Adjusted net income to net income and (ii) Adjusted Basic EPS to basic earnings per common share, in each case, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.

Because EBITDA, Adjusted EBITDA, Adjusted net income and Adjusted Basic EPS are measures not deemed to be in accordance with U.S. GAAP and are susceptible to varying calculations, our EBITDA, Adjusted EBITDA, Adjusted net income and Adjusted Basic EPS may not be comparable to similarly titled measures of other companies, including companies in our industry, because other companies may calculate EBITDA, Adjusted EBITDA, Adjusted net income and Adjusted Basic EPS in a different manner than we calculate these measurements. Although we use Adjusted EBITDA as one of several financial measures to assess our operating performance, our use is limited as we exclude certain significant operating expenses. EBITDA, Adjusted EBITDA, Adjusted net income and Adjusted Basic EPS are not intended to represent cash flows for the periods presented, nor have they been presented as an alternative to operating income, net income or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP.

Index
The following table presents the reconciliation of net income to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(In thousands)
Net income	$49,884	$36,428	$133,034	$97,551
Depreciation	1,729	1,987	5,239	5,957
Amortization	60	38	170	93
Income taxes	15,720	11,087	39,935	23,510
Interest expense, net	2,134	1,675	5,303	5,484
EBITDA	69,527	51,215	183,681	132,595
Stock-based compensation	6,203	5,047	18,667	14,634
Voluntary Withdrawal and product replacements	-	-	-	4,001
Yield enhancement	181	301	1,022	1,696
Gain on sale of plasma centers	-	-	(7,980)	-
Loss on extinguishment of debt	-	2,177	-	3,336
Non-recurring professional fees	1,368	-	3,388	1,182
Adjusted EBITDA	$77,279	$58,740	$198,778	$157,444

Adjusted EBITDA increased for each of the three and nine months ended September 30, 2026, as compared to the same periods of a year ago, by $18.5 million and $41.3 million, respectively. The improvement is primarily due to the increase in operating income.

The following table presents the reconciliation of net income to Adjusted net income, and basic earnings per common share to Adjusted Basic EPS for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(In thousands)
Net income	$49,884	$36,428	$133,034	$97,551
Stock-based compensation modifications	-	-	609	474
Customer credits related to the Voluntary Withdrawal	-	-	-	4,001
Loss on extinguishment of debt	-	2,177	-	3,336
Yield Enhancement	138	301	788	1,696
Gain on sale of plasma centers	-	-	(6,332)	-
Non-recurring professional fees	1,040	-	2,599	1,182
Adjusted net income (a)	$51,062	$38,906	$130,698	$108,240

Basic earnings per common share	$0.22	$0.15	$0.58	$0.41
Stock-based compensation modifications	-	-	-	-
Customer credits related to the Voluntary Withdrawal	-	-	-	0.02
Loss on extinguishment of debt	-	0.01	-	0.01
Yield Enhancement	-	-	-	0.01
Gain on sale of plasma centers	-	-	(0.03)	-
Non-recurring professional fees	0.01	-	0.01	-
Adjusted basic EPS (b)	$0.23	$0.16	$0.56	$0.45

(a) Add-backs reflected during the three and nine months ended September 30, 2025 exclude estimated tax effect of $0.6 million and $2.1 million, respectively. Add-backs reflected during the three months and nine months ended September 30, 2026 were tax affected using the respective effective tax rates.

(b) Adjusted basic EPS is measured using basic weighted-average shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2026, we had working capital of $480.6 million, primarily consisting of $266.1 million of inventory, cash and cash equivalents of $124.6 million and $169.2 million of accounts receivable, partially offset by current liabilities of $95.3 million, as compared to working capital at December 31, 2025 of $397.0 million, primarily consisting of $206.5 million of inventory, cash and cash equivalents of $87.6 million and accounts receivable of $158.4 million, partially offset by current liabilities of $69.5 million. Our material cash requirements are primarily comprised of:

●
The collection and procurement of raw material source plasma, which includes plasma donor fees and plasma center supplies, and other raw materials necessary to maintain and scale up our manufacturing operations;
●
The purchase of RSV plasma under our purchase agreements with third parties;
●
The purchase of our common stock pursuant to our Board-approved share repurchase program;
●
Employee compensation and benefits;

Index
●
Capital expenditures for equipment upgrades and capacity expansion at the Boca Facility and for maintenance of our plasma collection facilities;
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

JPM Credit Agreement

        On August 5, 2025 (the “JPM Closing Date”), we entered into a Credit Agreement (the “JPM Credit Agreement”) with JPMorgan. The JPM Credit Agreement provides for $300 million of senior secured credit facilities, consisting of (a) a term loan in the aggregate principal amount of $75 million (the “JPM Term Loan Facility”), which was drawn in full on the JPM Closing Date, and (b) a revolving credit facility in the aggregate principal amount of $225 million (the “JPM Revolving Facility”). We may also request, subject to customary conditions, additional incremental revolving commitments or term loans in an aggregate principal amount not to exceed $100 million (together with the JPM Term Loan Facility and the JPM Revolving Facility, the “JPM Credit Facilities”). The JPM Term Loan Facility has a maturity date of August 5, 2028 (the “JPM Term Maturity Date”), and the JPM Revolving Facility has a maturity date of August 5, 2028 or any earlier date on which the commitments under the JPM Revolving Facility are reduced to zero or otherwise terminated pursuant to the terms of the JPM Credit Agreement.

On March 2, 2026, we borrowed $125.0 million under the JPM Revolving Facility, used to fund the ASR Agreement. See Note 8 in our unaudited condensed consolidated financial statements for further details.

Interest on borrowings under the JPM Credit Facilities accrues at an applicable rate equal to (i) an alternate base rate plus an applicable spread (each such borrowing, an “ABR Borrowing”) or (ii) Term Secured Overnight Financing Rate (“SOFR”) plus an applicable spread (each such borrowing, a “Term Benchmark Borrowing”), in each case based on the lower of the applicable rates set forth in the JPM Credit Agreement, which are based on the Company’s total leverage ratio. These applicable spreads range from 150 basis points to 200 basis points over the alternate base rate and 250 basis points to 300 basis points over Term SOFR, in each case, as determined in accordance with the provisions of the JPM Credit Agreement. We have agreed to pay a commitment fee at specified rates set forth in the JPM Credit Agreement, which, based on our total leverage ratio, ranges from 30 basis points to 35 basis points on the daily amount of the undrawn portion of the aggregate commitments of the lenders under the JPM Revolving Facility. At our request, each borrowing initially shall be either an ABR Borrowing or a Term Benchmark Borrowing, and we may thereafter elect to convert any such borrowing to a different type. During the occurrence and continuance of an Event of Default (as defined in the JPM Credit Agreement), all borrowings shall accrue interest at a rate per annum equal to 2% plus the applicable rate. As of September 30, 2026, the interest rate on the JPM Term Loan Facility and the JPM Revolving Facility was approximately 6.19%.

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

As of September 30, 2026, we were in compliance with all of our debt covenants in the JPM Credit Agreement.

Repurchase Program

In May 2025, the Board authorized a share repurchase program of up to $500.0 million of our outstanding shares of common stock (the “Repurchase Program”). The Repurchase Program does not obligate us to acquire any particular amount of our common stock, and may be modified, suspended, or terminated at any time. The Repurchase Program has no expiration date. As of September 30, 2026, a total of $212.2 million of common stock had been repurchased over the lifetime of the Repurchase Program.

On March 2, 2026, we entered into the ASR Agreement with JPMorgan to repurchase $125.0 million of shares of our common stock under the Repurchase Program. During the three and nine months ended September 30, 2026, we received 0 and 10,760,487 shares of common stock, respectively, pursuant to the terms of the ASR Agreement.

During the three and nine months ended September 30, 2026, in addition to the shares repurchased under the ASR Agreement, we repurchased 2,722,563 and 5,777,770 shares of common stock under the Repurchase Program at a total cost of $25.1 million and $55.3 million, respectively.

We remain active with share repurchases under the Repurchase Program and are on track to complete our previously stated $200 million or more 2026 share repurchase target.

Index
Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$105,156	$14,757
Net cash used in investing activities	(1,920)	(21,615)
Net cash used in financing activities	(66,311)	(34,904)
Net change in cash and cash equivalents	36,925	(41,762)

Cash and cash equivalents - beginning of period	87,630	103,147
Cash and cash equivalents - end of period	$124,555	$61,385

Net Cash Provided by Operating Activities

Cash provided in operations for the nine months ended September 30, 2026 was $105.2 million, an increase of $90.5 million from the same period of a year ago, primarily driven by growth in net income and favorable timing of cash collections from accounts receivable. The following table illustrates the primary components of our cash flows from operations:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net income	$133,034	$97,551
Non-cash expenses, gains and losses	19,189	34,281
Changes in accounts receivable	(10,794)	(87,674)
Changes in inventories	(59,650)	(26,432)
Change in prepaid expenses and other current assets	(2,514)	-
Changes in accounts payable and accrued expenses	26,633	(894)
Other	(742)	(2,075)
Net cash provided by operating activities	$105,156	$14,757

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2026 decreased by $19.6 million from the same period of a year ago. The decrease is primarily due to the proceeds received from the sale of three of our plasma centers during the first quarter of 2026 and reduction in capital expenditures.

Net Cash Used in Financing Activities

Net cash used in financing activities was $66.3 million and $34.9 million for the nine months ended September 30, 2026 and 2025, respectively. The increase is primarily driven by higher share repurchases made during the nine months ended September 30, 2026 compared to the prior year period.

Effect of Inflation

Inflation impacted a number of facets of our business during the nine months ended September 30, 2026 and 2025 at each of our business segments. Disruptions in the global economy have impeded global supply chains, resulted in longer lead times and delays in procuring certain raw materials, and resulted in inflationary cost increases in certain raw materials, labor and transportation. We also experienced price increases for, among other items, consumable supplies, services for repairs and maintenance of our facilities, utilities, shipping and freight charges, fuel surcharges and labor costs, among other expenses. Based upon the macroeconomic environment, publicly available information and reports from the U.S. government, we expect this trend to continue in the fourth quarter of 2026 and into 2027. Although we cannot predict the extent to which future domestic and global economic conditions, including, but not limited to, supply chain constraints, tariffs or trade wars, changes in federal regulatory policies or priorities, general economic and geopolitical conditions, or the continuing conflicts in Europe, the Middle East and surrounding areas will impact us, such factors could have a significant impact on our future results of operations. In addition, some of our third-party inventory purchase agreements provide for scheduled price increases that are tied to various consumer price indices, which have resulted in higher than historical percentage price increases and could result in higher source plasma and other raw material and supplies costs during the remainder of 2026 and beyond. Also, in a higher inflationary environment, we may not be able to raise the prices of our products to maintain the rate of inflation, and this may affect our product margins.

Index
Off-Balance Sheet Arrangements

None.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk as the result of changes in interest rates. The JPM Credit Agreement requires monthly payments of interest based on the adjusted Term SOFR plus the applicable margin. We currently do not utilize any derivative financial instruments, such as interest rate swaps or caps, to mitigate this risk. As of September 30, 2026, we had $197.2 million outstanding under our JPM Credit Agreement that was subject to a variable interest rate. The effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate would have an approximate $2.0 million annualized negative impact on our earnings and cash flows.

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

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of September 30, 2026. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of September 30, 2026 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II
OTHER INFORMATION

Item 1.
Legal Proceedings.

On July 10, 2026, plaintiff Lisa Mazzarino filed a putative securities class action lawsuit, Mazzarino v. ADMA Biologics, Inc. et al., Case No. 2:26-cv-06918 (D.N.J.), against the Company, Adam Grossman, our director, President and Chief Executive Officer, Jerrold Grossman, our Vice Chairman of the Board, and Brad Tade, our former Chief Financial Officer and Treasurer, in the United States District Court for the District of New Jersey (the “Securities Class Action”). The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The action seeks monetary damages in an unspecified amount. On October 16, 2026, the Court appointed Seafarers Health and Benefits Plan and Seafarers Vacation Plan as the lead plaintiff and further ordered all securities class actions arising out of the same or substantially similar subject matter to be consolidated into the Securities Class Action. The parties plan to present a proposed schedule to the Court for an amended complaint and the defendants’ anticipated motion to dismiss. The litigation remains at a preliminary stage. We believe that the claims asserted in the lawsuit are without merit and intend to vigorously defend against the action. At this time, we are unable to predict the outcome of the litigation or reasonably estimate the amount or range of any potential loss, if any, that may result from the matter.

Three stockholder derivative actions alleging substantially the same facts as the Securities Class Action have been filed to date: (1) Zunya v. Elms, et al., Case No. 2:26-cv-10811-ES-AME (D.N.J.) (the “Zunya Action”), filed on August 24, 2026; (2) Parris v. Elms, et al., Case No. 2:26-cv-11014-ES-AME (D.N.J.) (the “Parris Action”), filed on August 26, 2026; and (3) ES Trust v. Grossman, et al., Case No. 2:26-cv-11361-ES-AME (D.N.J.) (the “ES Trust Action,” and, collectively with the Zunya Action and Parris Action, the “Derivative Actions”), filed on September 2, 2026. The Derivative Actions were filed in the United States District Court for the District of New Jersey. The plaintiffs in the Derivative Actions purport to assert claims on the Company’s behalf against certain of the Company’s current and former executives and members of our Board for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, corporate waste, unjust enrichment, and violations of the Securities Exchange Act of 1934, as amended. The Derivative Actions seek unspecified monetary and punitive damages, disgorgement of profits from the named defendants, an award of costs and expenses, including reasonable attorneys’ fees, and corporate governance reforms. On September 21, 2026, the Court consolidated the Derivative Actions with the new caption In re Adma Biologics, Inc. Stockholder Derivative Litigation, Lead Case No. 2:26-cv-10811-ES-AME. We intend to move for a stay of the Derivative Actions pending resolution of the Securities Class Action.

We also received three demands to inspect books and records pursuant to Section 220 of the Delaware General Corporation Law seeking documents related to the facts alleged in the Securities Class Action (the “Section 220 Demands”). We responded to each of the Section 220 Demands and continue to discuss those responses with the requesting stockholders. The stockholders who served the Section 220 Demands may file additional Derivative Actions.

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

●
We and certain of our directors and officers have been named as defendants in a securities class action lawsuit and in derivative actions. This lawsuit and these actions, and any similar or related proceedings that may be filed in the future, could result in substantial costs, divert management’s attention and resources from our business, and may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Index
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

Index
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

Our business may be adversely affected by a pandemic, epidemic, or outbreak of an unknown or emerging infectious disease.

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

Index
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

Index
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

We and our suppliers and contractors may be unable to comply with our specifications, cGMP requirements and with other FDA, state, and foreign regulatory requirements for commercial and clinical supply. We and they may need to maintain certain licenses that we or they may not be able to maintain. The FDA and other regulatory authorities are authorized to perform inspections (remotely and in person) of our and our suppliers’ facilities, including the Boca Facility. The FDA and other regulatory authorities also may inspect and approve our and our third-parties’ facilities before they may be used for commercial production. If we or our suppliers are not able to comply with the applicable regulatory requirements, we or they may be subject to regulatory enforcement actions, which can materially impact our business. For instance, at the end of such an inspection, the FDA could issue a Form 483 Notice of Inspectional Observations, which could cause the FDA to not approve the use of the facility and cause us to modify certain activities identified during the inspection. Following such inspections, the FDA may issue an untitled letter as an initial correspondence that cites violations that do not meet the threshold of regulatory significance of a warning letter. FDA guidelines also provide for the issuance of warning letters for violations of “regulatory significance” for which the failure to adequately and promptly achieve correction may be expected to result in an enforcement action. FDA also may issue warning letters and untitled letters in connection with events or circumstances unrelated to an FDA inspection. Depending on the seriousness of any findings, we or our suppliers may be subject to additional significant enforcement or other actions and events, may need to undertake product recalls, may have a disruption in the supply of commercial or clinical product, or may need to modify or repeat studies, which could have a material impact on our business.

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

Our operations, including the Boca Facility, our real estate in Boca Raton, Florida acquired in July 2025 and our plasma collection facilities, are vulnerable to natural disasters (including as a result of climate change), such as interruption by fires, weather related events such as hurricanes, earthquakes, wind and rain, other acts of God or force majeure events, electric power loss, telecommunications failure, equipment failure and breakdown including the disruption or misalignment of specialized laboratory machinery, cyberattacks on our operations and information technology systems as well as the systems of our customers, suppliers and related entities, human error, employee issues, global health occurrences such as a pandemic, global and economic uncertainty, war, terrorism, geopolitical conditions and emergencies, product liability claims and events beyond our control. While we maintain several insurance policies with reputable carriers that provide partial coverage for a variety of these risks, including replacing or rebuilding a part of our facilities, these policies are subject to the insurance carriers’ final determination of compensation to us and we may not have adequate coverage if we need to rebuild or replace our inventory, infrastructure, business income or our entire facilities. In addition, our disaster recovery plans for our facilities may not be adequate and we do not have an alternative manufacturing facility or contractual arrangements with other manufacturers in the event of a casualty to or destruction of any of our facilities. If we are required to rebuild or relocate any of our facilities, a substantial investment in improvements and equipment would be necessary. We carry only a limited amount of business interruption insurance, which may not sufficiently compensate us for losses that may occur. As a result, any significant business interruption could adversely affect our business, financial condition and results of operations.

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

We and certain of our directors and officers have been named as defendants in a securities class action lawsuit and in derivative actions. This lawsuit and these actions, and any similar or related proceedings that may be filed in the future, could result in substantial costs, divert management’s attention and resources from our business, and may have a material adverse effect on our business, financial condition, results of operations and cash flows.

On July 10, 2026, a putative securities class action lawsuit, Mazzarino v. ADMA Biologics, Inc. et al., Case No. 2:26-cv-06918 (D.N.J.), was filed against us and certain of our directors and officers. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and seeks monetary damages in an unspecified amount. The litigation remains at a preliminary stage. Additionally, there were derivative actions filed on the same conduct as alleged in the Mazzarino action that the Court subsequently consolidated into one action, bearing the caption In re Adma Biologics, Inc. Stockholder Derivative Litigation, Lead Case No. 2:26-cv-10811-ES-AME. We have also received three demands to date for the inspection of books and records pursuant to Section 220 of the Delaware General Corporation Law, based on the allegations and claims set forth in the Mazzarino class action. We believe that the claims asserted in the class and derivative lawsuits are without merit, and we intend to vigorously defend against the actions.

We may also become subject to additional securities class action lawsuits, stockholder derivative actions, regulatory inquiries, investigations or other proceedings arising out of the same or similar allegations.

The ultimate outcomes of the litigation matters are inherently uncertain, and there can be no assurance that we will prevail. Regardless of the merits or ultimate outcome of the proceedings, defending against litigation can be costly and time-consuming and may divert the attention and resources of management and other personnel from the operation of our business. Any such litigation or proceedings may result in substantial defense costs, damages, settlement amounts, fines, penalties, reputational harm, increased regulatory scrutiny or other adverse consequences.

At this time, we cannot reasonably estimate the ultimate outcomes of the litigation matters or the amount of any potential loss associated with the matters. If we are required to incur significant defense costs, enter into a settlement, pay damages or otherwise incur liabilities relating to the litigation matters, or if our insurance coverage is unavailable or insufficient to cover such costs, our business, financial condition, results of operations and cash flows could be materially adversely affected.

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

●
Delays in reaching, or failure to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites and our contract research organizations (“CROs”);

●
Regulators requiring us to perform additional or unanticipated clinical trials to obtain approval or becoming subject to additional post-marketing testing, surveillance, or Risk Evaluation and Mitigation Strategies requirements to maintain regulatory approval;

●
Failure by our third-party contractors to comply with regulatory requirements or the clinical trial protocol, or meet their contractual obligations to us in a timely manner, or at all, or our being required to engage in additional clinical trial site monitoring;

●
The cost of clinical trials of our product candidates and user fees being greater than we anticipate;

●
Insufficient supply or inadequate quality of our product candidates or other materials necessary to conduct clinical trials;

●
Inability to achieve sufficient study enrollment, subjects dropping out or withdrawing from our studies, delays in adding new investigators or clinical trial sites or a withdrawal of clinical trial sites;

●
Flaws in our clinical trial design that are not discoverable until the clinical trial has progressed;

●
Disagreement by the FDA or comparable foreign regulatory authorities with our intended indications or study design, including endpoints, or our interpretation of data from preclinical studies and clinical trials, finding that a product candidate’s benefits do not outweigh its safety risks or requiring that we conduct additional development or study work;

●
Regulatory authorities may not accept data from foreign clinical studies or sites or may find that such data is not sufficiently representative of the population of the approving jurisdiction;

●
The need to make changes to our product candidates that require additional testing or that cause our product candidates to perform differently than expected;

●
Global trade policies that may impact our ability to obtain raw materials and/or finished product for commercialization;

●
FDA or comparable foreign regulatory authorities taking longer than we anticipate to make decisions on our product candidates; and

●
Potential inability to demonstrate our product candidates provide an advantage over current standards of care or current or future competitive therapies in development.

Index
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

For the nine months ended September 30, 2026 and 2025, two customers, BioCare, Inc. (“BioCare”) and Priority Healthcare Distribution, Inc. d/b/a CuraScript SD Specialty Distribution (“Curascript”), represented an aggregate of approximately 69% and 72%, respectively, of our consolidated revenues.

As of September 30, 2026, BioCare and Curascript represented an aggregate of approximately 84% of our consolidated accounts receivable. As of December 31, 2025, BioCare and CuraScript represented an aggregate of approximately 87% of our consolidated accounts receivable.

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

Our success depends upon the quality of our products. Quality management plays an essential role in meeting customer requirements, preventing defects, improving our products and services and assuring the safety and efficacy of our products. Our future success depends on our ability to maintain and continuously improve our quality management program. A quality or safety issue may result in failure to obtain product approval, adverse inspection reports, warning letters, product recalls or seizures, voluntary or involuntary withdrawals, monetary sanctions, injunctions to halt manufacture and distribution of products, civil or criminal sanctions, costly litigation, patient injury, refusal of a government to grant approvals and licenses, restrictions on operations or withdrawal of existing approvals and licenses. The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products. We may elect, in the interest of public safety, to voluntarily withdraw our products from the market for labeled adverse events or for other reasons. For example, during the three and nine months ended September 30, 2025, as a precautionary measure, we voluntarily withdrew three lots of BIVIGAM and we recorded a reduction to revenue of $0.2 million and $4.0 million, respectively, for credits issued to customers for the related product returns. Recalls or withdrawals of any of our products could divert managerial and financial resources which could have an adverse effect on our financial condition and results of operations. An inability to address a quality or safety issue by us or by a third-party vendor in an effective and timely manner may also cause negative publicity or a loss of customer confidence in us or our current or future products, which may result in the loss of current or future sales and difficulty in successfully commercializing our current products and launching new products.

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

Our current product development portfolio consists primarily of label expansion activities for ASCENIV, as well as expanding our IP estate with patents issued for S. pneumoniae hyperimmune immune globulin. We have initiated small-scale preclinical activities to potentially expand our current portfolio through new product development efforts. For example, we successfully completed production of a pilot-scale batch and are conducting animal studies for our S. pneumoniae hyperimmune globulin program, SG-001. We intend to incorporate the October 2026 FDA feedback into the final clinical protocol and advance preparations for an IND submission for SG-001. If we are not successful in developing or acquiring additional products and product candidates, we will have to depend on our ability to continue to generate revenues from ASCENIV, BIVIGAM, Nabi-HB, intermediates, contract manufacturing and plasma attributable to the operations of ADMA BioCenters to support our operations.

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

On the JPM Closing Date, we entered into the JPM Credit Agreement (see “Liquidity and Capital Resources”). The JPM Credit Agreement provides for a total of $300 million in senior secured credit facilities (the “JPM Credit Facilities”) of which $197.2 million is outstanding as of September 30, 2026. The JPM Credit Facilities have a maturity date of August 5, 2028.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological and business practice change. Our current products and any future product we may develop will have to compete with other marketed therapies, and certain of such therapies may be available at prices lower than our products. By way of example, beginning in the second half of 2025 and continuing in 2026, new FDA-approved non-ADMA IVIG products, and other pharmaceutical products which compete with certain IVIG product uses entered the market with aggressive pricing tactics, including extended payment terms, rebates and discounts, raw material plasma supply increased and finished goods inventory across the distribution network increased. This has created competitive intensity and distribution recalibration across the industry which, if continued, could impact our future results. In addition, other companies may pursue the development of pharmaceuticals that target the same diseases and conditions that we are targeting. We face competition from pharmaceutical and biotechnology companies in the United States and abroad. In addition, companies pursuing different but related fields represent substantial competition. Many of these organizations competing with us have substantially greater financial resources, larger research and development staff and facilities, longer product development history in obtaining regulatory approvals and greater manufacturing and marketing capabilities than we do. These organizations also compete with us to attract qualified personnel and parties for acquisitions, joint ventures or other collaborations.

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

Index
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

We have engaged a third-party firm to assist the Company with the development and deployment of an AI tool, ADMAlytics, to improve efficiencies across our supply chain, production, and commercial operations. This tool has been used to assist with activities including plasma pool composition and identifying other manufacturing efficiencies to streamline certain operational processes. While we have successfully implemented ADMAlytics in certain aspects of our commercial manufacturing and expanded its use throughout fiscal years 2025 and 2026, the development, implementation, and ongoing use of AI technologies involve inherent risks. While ADMA has not experienced any issues to date, these risks include potential data inaccuracies, flawed assumptions, system errors, cybersecurity vulnerabilities, unintended outcomes, and difficulties in integrating AI-driven insights into complex and highly regulated manufacturing and operational environments. If ADMAlytics fails to perform as intended or produces unreliable or biased outputs, our reputation could be harmed and we could be subject to legal exposure, which could adversely affect our business, results of operations, and financial condition.

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

Additionally, the ability of the FDA and other federal, state and local business regulatory agencies to review and approve products and product candidates can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and to accept the payment of user fees, as well as statutory, regulatory, and policy changes. Average review times at the FDA and other federal, state and local business regulatory agencies have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for products and product candidate submissions to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including in December 2018, January 2019 and most recently in October 2025, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections at domestic and foreign manufacturing facilities from March 2020 until July 2021. Also, in 2025, there was an FDA reduction in force. If a prolonged government shutdown or regulatory agency disruption reoccurs, or in the event the FDA has an insufficient amount of staff, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, conduct evaluations and inspections and other reporting requirements which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain capital that may be necessary in order to properly capitalize and continue our operations.

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

Plasma is a raw material that is susceptible to damage and contamination and may contain human pathogens, any of which would render the plasma unsuitable as raw material for further manufacturing. For instance, improper storage of plasma, by us or third-party suppliers, may require us to destroy some of our raw material. If unsuitable plasma is not identified and discarded prior to the release of the plasma to the manufacturing process, it may be necessary to discard intermediate or finished product made from that plasma or to recall any finished product released to the market, resulting in a charge to cost of product revenue. The manufacture of our plasma products is an extremely complex process of fractionation, purification, testing, filling and finishing. Our products can become non-releasable or otherwise fail to meet our stringent specifications or regulatory agencies’ specifications through a failure in one or more of these process steps. We may detect instances in which an unreleased product was produced without adherence to our manufacturing procedures or plasma used in our production process was not collected or stored in a compliant manner consistent with cGMP or other regulations. Such an event of noncompliance would likely result in our determination that the implicated products should not be released or may be replaced or withdrawn from the market and therefore should be destroyed. Once manufactured, our plasma-derived products must be handled carefully and kept at appropriate temperatures. Our failure, or the failure of third parties that supply, test, ship or distribute our products or product components to properly care for our products, may require that those products be destroyed. Even if handled properly, biologics may form or contain particulates or have other issues or problems after storage which may require products to be destroyed or recalled. While we expect to write off certain amounts of raw materials and work-in-process inventory in the ordinary course of business due to the complex nature of plasma, our processes and our products, unanticipated events may lead to write-offs and other costs materially in excess of our expectations and the reserves we have established for these purposes. Such write-offs or losses and other costs could cause material fluctuations in our results of operations. Product or component quality issues may also result in regulatory enforcement actions, liability, corrective actions and recalls, among other actions, as described in our 2025 10-K.

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

The JPM Credit Facilities provide for total senior secured loans in an aggregate principal amount of $300.0 million, of which $197.2 million is currently outstanding as of September 30, 2026. The borrowing under the JPM Credit Facilities currently bears interest at a rate equal to approximately 6.19% per annum, which reflects the one-month term SOFR rate; provided, however, that upon, and during the continuance of, an event of default, the interest rate will automatically increase by an additional 200 basis points. We are currently required to make (i) payments of interest for our revolving facility, at quarterly, one-month or three-month intervals, depending upon the type of borrowing, during the remaining term of the JPM Credit Facilities, with all principal and unpaid interest due at maturity, and (ii) principal under our term loan facility, in accordance with and on the dates specified in the amortization schedule set forth in the JPM Credit Agreement, through the JPM Term Maturity Date. In addition, our monthly interest rate obligation under our revolving facility is subject to rising interest rates. The JPM Credit Facilities are subject to acceleration pursuant to the JPM Credit Agreement, including upon an event of default. All of our obligations under the JPM Credit Facilities are secured by a first-priority lien and security interest in substantially all of our and our subsidiaries’ tangible and intangible assets, including intellectual property, and all of the equity interests in our subsidiaries.

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

Index
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

As of October 30, 2026, most of our 221,854,389 outstanding shares of common stock were available for sale in the public market, subject to certain restrictions with respect to sales of our common stock by our affiliates, either pursuant to Rule 144 under the Securities Act, or under effective registration statements. Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, could cause the market price of our common stock to decline or adversely affect demand for our common stock.

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

As of September 30, 2026, BlackRock, Inc., State Street Corporation, Invesco Ltd., Vanguard Capital Management LLC and our directors and executive officers and their affiliates owned approximately 30% of the outstanding shares of our common stock. Provisions of our Certificate of Incorporation, our Bylaws and Delaware law may have the effect of deterring unsolicited takeovers or delaying or preventing a change in control of our Company or changes in our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. These provisions include:

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

During the three and nine months ended September 30, 2026, in addition to the shares repurchased under the ASR Agreement, we repurchased 2,722,563 and 5,777,770 shares of common stock under the Repurchase Program at a total cost of $25.1 million and $55.3 million, respectively.

Index
Accelerated Share Repurchase Program

On March 2, 2026, we entered into the ASR Agreement with JPMorgan to repurchase $125.0 million of shares of our common stock under the Repurchase Program. During the three and nine months ended September 30, 2026, we received 0 and 10,760,487 shares of common stock, respectively, pursuant to the terms of the ASR Agreement.

The table below reflects shares of common stock we repurchased during the third quarter of 2026:

For the Month Ended	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of shares that may yet be Purchased Under the Plans or Programs (2)
July 31, 2026	1,418,913	$8.83	1,418,913	$300,286,118
August 31, 2026	1,303,650	$9.61	1,303,650	$287,760,037
September 30, 2026	-	$-	-	$287,760,037
Total	2,722,563	$9.22	2,722,563
(1) Includes broker commissions.

(2) Shares were repurchased pursuant to our share repurchase program publicly announced on May 5, 2025. There is no expiration date for this share repurchase program. The authorization to repurchase shares will end when we have repurchased the maximum number of shares authorized, or if we have determined to terminate such program.

Item 3.
Defaults Upon Senior Securities.

None.

Item 4.
Mine Safety Disclosures.

Not applicable.

Item 5.
Other Information.

Insider Trading Arrangements

Our directors and officers may from time to time enter into plans or other arrangements for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended September 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
10.1
First Amendment to Employment Agreement, dated as of August 3, 2026, by and between ADMA Biologics, Inc. and Paul Terence Kohler, Jr. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2026).

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
101
The following materials from ADMA Biologics, Inc.’s Form 10-Q for the quarter ended September 30, 2026, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025, (iii) Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and nine months ended September 30, 2026 and 2025, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025, and (v) Notes to (Unaudited) Condensed Consolidated Financial Statements.

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

ADMA Biologics, Inc.

Date:	November 4, 2026	By:	/s/ Adam S. Grossman
			Name:	Adam S. Grossman
			Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2026	By:	/s/ Paul Terence Kohler, Jr.
			Name:	Paul Terence Kohler, Jr.
			Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)